Form 10-Q
period 1996-03-31
MONTEREY PASTA CO
filed 1996-06-21
CIK 913032

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC  20549

                             --------------------

                                      FORM 10-Q



(Mark One)

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

         FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996.

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

         For the transition period from:                 to:               .

                          COMMISSION FILE NUMBER 0-22534-LA

                                MONTEREY PASTA COMPANY
                (Exact name of registrant as specified in its charter)



                CALIFORNIA                    77-0227341
    (State or other jurisdiction of         (IRS Employer
    incorporation or organization)          Identification No.)


                           353 SACRAMENTO STREET, SUITE 500
                           SAN FRANCISCO, CALIFORNIA  94111
                       (Address of principal executive offices)

                              TELEPHONE: (415) 397-7782
                 (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes    X                                   No

At April 12, 1996, 7,792,588 shares of common stock, no par value, of the registrant were outstanding.

This report on Form 10-Q contains 92 pages. The exhibit index is on page 13 of this report.

                                MONTEREY PASTA COMPANY

                                      FORM 10-Q

                                  TABLE OF CONTENTS

                                                                            PAGE


PART I.  FINANCIAL INFORMATION

         Item 1.   Financial Statements:

                   Condensed Consolidated Balance Sheets
                     March 31, 1996 and December 31, 1995 (unaudited)       3

                   Condensed Consolidated Statements of Operations
                      (unaudited)
                     Three months ended March 31, 1996 and April 2, 1995    4

                   Condensed Consolidated Statements of Cash Flows
                      (unaudited)
                     Three months ended March 31, 1996 and April 2, 1995    5

                   Notes to Unaudited Consolidated Financial Statements     6

         Item 2.   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                      9

PART II.  OTHER INFORMATION

         Item 1.   Legal Proceedings                                       11

         Item 2.   Changes in Securities                                   11

         Item 3.   Defaults Upon Senior Securities                         11

         Item 4.   Submission of Matters to a Vote of Security Holders     11

         Item 5.   Other Information                                       11

         Item 6.   Exhibits and Reports on Form 8-K                        11

         Signature Page                                                    12

         Exhibit Index                                                     13

                            PART I.  FINANCIAL INFORMATION


                               MONTEREY PASTA COMPANY

                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                     (UNAUDITED)


                                        MARCH 31, 1996        DECEMBER 31, 1995
                                        --------------        -----------------

ASSETS

Current assets:
  Cash and cash equivalents. . . . . .  $     424,171         $      1,937,884
  Accounts receivable, net . . . . . .      2,078,283                1,241,248
  Inventories. . . . . . . . . . . . .        920,300                1,094,976
  Prepaid expenses and other . . . . .      2,283,038                1,652,381
                                         -------------        ----------------

       Total current assets. . . . . .      5,705,792                5,926,489

Property and equipment, net. . . . . .      5,492,543                5,338,968
Intangible assets, net . . . . . . . .        165,430                  295,320
Deposits and other . . . . . . . . . .        180,005                  130,240
                                         -------------        ----------------
       Total assets. . . . . . . . . .  $  11,543,770         $     11,691,017
                                         -------------        ----------------
                                         -------------        ----------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable . . . . . . . . . .  $   1,316,254         $      1,511,592
  Accrued liabilities. . . . . . . . .      1,194,946                  852,815
  Current portion of long-term debt. .            ---                      ---
  Net liability from discontinued
    operations . . . . . . . . . . . .      1,566,281                2,964,415
                                         -------------        ----------------
       Total current liabilities . . .      4,077,481                5,328,822
                                         -------------        ----------------

Long-term debt . . . . . . . . . . . .      2,929,878                4,130,599

Commitments and contingencies. . . . .            ---                      ---

  Stockholders' equity:
  Common stock . . . . . . . . . . . .     29,813,064               27,268,263
  Accumulated deficit. . . . . . . . .   (25,276,653)             (25,036,667)
                                         -------------        ----------------
  Total stockholders' equity . . . . .      4,536,411                2,231,596
                                         -------------        ----------------
       Total liabilities and
         stockholders' equity. . . . .  $  11,543,770         $     11,691,017
                                         -------------        ----------------
                                         -------------        ----------------



The accompanying notes are an integral part of these consolidated financial statements.

                               MONTEREY PASTA COMPANY

                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)

                                               THREE MONTHS ENDED
                                               ------------------
                                        MARCH 31, 1996          APRIL 2, 1995
                                        --------------          -------------
Net revenues from continuing
 operations. . . . . . . . . . . . . .   $  6,261,734           $    3,840,535
Cost of sales. . . . . . . . . . . . .      3,581,972                2,282,433
                                          ------------          --------------
Gross profit . . . . . . . . . . . . .      2,679,762                1,558,102

Selling, general and administrative. .      2,723,330                1,168,294

Depreciation and amortization. . . . .        196,418                  191,695
                                          ------------          --------------
Operating income (loss). . . . . . . .       (239,986)                 198,113
                                          ------------          --------------

Income (loss) from continuing
 operations before provision for
 income taxes. . . . . . . . . . . . .      (239,986)                  198,113

Provision  for income taxes. . . . . .            ---                      ---
                                          ------------          --------------

Net income (loss) from continuing
 operations. . . . . . . . . . . . . .      (239,986)                  198,113
                                          ------------          --------------

Loss from discontinued operations. . .            ---              (1,986,917)

Net loss . . . . . . . . . . . . . . .   $  (239,986)           $  (1,788,804)
                                          ------------          --------------
                                          ------------          --------------


Net income (loss) per share -
 Primary and fully diluted:


     Continuing operations . . . . . .   $     (0.03)           $         0.03


     Discontinued operations . . . . .   $     (0.00)           $       (0.32)
                                          ------------          --------------

Total net income (loss) per share. . .   $     (0.03)           $       (0.29)
                                          ------------          --------------
                                          ------------          --------------

Weighted average common shares
 outstanding . . . . . . . . . . . . .      7,313,925                6,070,809



The accompanying notes are an integral part of these consolidated financial statements.

                               MONTEREY PASTA COMPANY

                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)


                                               THREE MONTHS ENDED
                                               ------------------
                                        MARCH 31, 1996          APRIL 2, 1995
                                        --------------          -------------

Cash flows from operating activities:
Net loss . . . . . . . . . . . . . . .   $  (239,986)          $       198,113
Adjustments to reconcile net loss to
 net cash from operating activities:
    Depreciation and amortization. . .        196,418                  191,695
    Loss on sale of assets . . . . . .        (2,105)                      ---
    Unrealized interest income from:
      Held-to-maturity securities. . .            ---                 (14,767)
    Changes in assets and liabilities:
      Accounts receivable. . . . . . .      (837,035)                  346,276
      Inventories. . . . . . . . . . .        174,676                (223,836)
      Prepaid expenses,
      intangible assets and other. . .      (590,607)              (1,399,819)
      Accounts payable . . . . . . . .      (195,338)                  154,382
      Accrued liabilities. . . . . . .        342,470                  416,009
      Deferred income taxes. . . . . .            ---                 (37,400)
                                         -------------          ---------------
    Net cash used in continuing
     operations. . . . . . . . . . . .    (1,151,507)                (369,347)
    Net cash used in discontinued
     operations. . . . . . . . . . . .    (1,398,473)              (2,353,923)

Cash flows from investing activities:
    Proceeds from sale of assets . . .          8,821                      ---
    Purchase of intangibles and
     other assets. . . . . . . . . . .       (59,445)                      ---
    Redemption of held-to-maturity
     securities. . . . . . . . . . . .            ---                  204,247
    Purchase of property and
     equipment . . . . . . . . . . . .      (337,189)                (462,700)
                                         -------------          ---------------
      Net cash used in investing
       activities. . . . . . . . . . .      (387,813)                (258,453)

Cash flows from financing activities:
    Repayment of long-term debt and
     capital lease obligations . . . .          (684)                 (14,054)
    Proceeds from issuance of common
     stock . . . . . . . . . . . . . .            ---                   91,976
    Credit facilities borrowings . . .      1,424,764                   78,294
                                         -------------          ---------------
    Net cash provided by financing
     activities. . . . . . . . . . . .      1,424,080                  156,216

Net decrease in cash . . . . . . . . .    (1,513,713)              (2,825,507)

Cash and cash equivalents at
 beginning of period . . . . . . . . .      1,937,884                3,117,566
                                         -------------          ---------------
Cash and cash equivalents at
 end of period . . . . . . . . . . . .  $     424,171          $       292,059
                                         -------------          ---------------
                                         -------------          ---------------



The accompanying notes are an integral part of these consolidated financial statements.

                                MONTEREY PASTA COMPANY
            NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

The condensed consolidated financial statements have been prepared by Monterey Pasta Company (the "Company") and are unaudited. Certain amounts shown in the 1995 financial statements have been reclassified to conform with the current presentation. The financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not necessarily include all information and footnotes required by generally accepted accounting principles and should be read in conjunction with the Company's 1995 Annual Report on Form 10-K, as amended by Form 10-K/A. In the opinion of the Company, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's consolidated financial position, results of operations and cash flows as of March 31, 1996 and for all periods presented have been recorded. A description of the Company's accounting policies and other financial information is included in the audited consolidated financial statements as filed with the Securities and Exchange Commission in the Company's Form 10-K for the year ended December 31, 1995, as amended by Form 10-K/A. The consolidated results of operations for the interim quarterly periods are not necessarily indicative of the results expected for the full year.

2.  STATEMENT OF CASH FLOWS

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Additions to property, plant and equipment during the quarter ended March 31, 1996, included $91,629 that were financed by advances from the equipment revolving line of credit. Also, during the quarter ended March 31, 1996, debt totaling $2,666,666 was converted into common stock (refer to footnote 6).

3.  NEW ACCOUNTING PRONOUNCEMENTS

In October 1995, Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", which requires adoption of the disclosure provisions no later than fiscal years beginning after December 15, 1995. The new standard defines a fair value method of accounting for stock options and other equity instruments. Under the fair value method, compensation is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period.

Pursuant to the new standard, companies are encouraged, but are not required, to adopt the fair value method of accounting for employee stock-based transactions. Companies are also permitted to continue to account for employee stock-based transactions under Accounting Principles Board Opinion ("APBO") No. 25, "Accounting for Stock Issued to Employees", but would be required to disclose in a note to the financial statements pro forma net income and, if presented, earnings per share as if the Company had applied the new method of accounting.

The accounting requirements of the new standard are effective for all employee awards granted after the beginning of the fiscal year of adoption. The Company has elected to continue to account for stock-based compensation under APBO No. 25 and will adopt the disclosure requirements of SFAS No. 123 in 1996.

4.  INVENTORIES

         Inventories consist of the following:

                                       March 31, 1996      December 31, 1995
                                       --------------      -----------------

Production-ingredients...............  $     418,039       $      530,511
Production-finished goods............        270,672              353,484
Paper goods and packaging materials..        231,589              210,981
                                       --------------      -----------------
                                       $     920,300       $    1,094,976
                                       --------------      -----------------
                                       --------------      -----------------

5.  PROPERTY AND EQUIPMENT

Investments in property, plant and equipment are comprised of the following;


                                       March 31, 1996      December 31, 1995
                                       --------------      -----------------
Leasehold improvements...............  $    1,561,129      $       1,550,963
Machinery and equipment..............       3,507,550              3,398,749
Office furniture and equipment.......         725,238                522,902
Vehicles.............................         718,961                732,424
                                       --------------      -----------------
                                            6,512,878              6,205,038
Less accumulated depreciation and
amortization.........................     (1,216,402)            (1,049,380)
                                       --------------      -----------------
                                            5,296,476              5,155,658
Construction in progress.............         196,067                183,308
                                       --------------      -----------------
                                       $    5,492,543      $       5,338,968
                                       --------------      -----------------
                                       --------------      -----------------



6.  LONG-TERM DEBT

Components of long-term debt included the following:


                                       March 31, 1996      December 31, 1995
                                       --------------      -----------------
Credit Facility:
  Receivable and inventory revolver... $    1,427,375      $          52,375
  Equipment revolver..................        154,807                 63,178
7% Convertible note payable, due
October 1997..........................      1,333,334              4,000,000
Other.................................         14,362                 15,046
                                       --------------      -----------------
                                            2,929,878              4,130,599
Less current portion of
long-term debt........................            ---                    ---
                                       --------------      -----------------
                                       $    2,929,878      $       4,130,599
                                       --------------      -----------------
                                       --------------      -----------------



During the first quarter of 1996, two-thirds of the 7% convertible note payable was converted into 611,058 shares of common stock of the Company. The average conversion price was $4.36 per share. The remaining one-third of the note was converted into 322,563 shares of common stock on April 4, 1996, including accrued interest of $17,390, at a price of $4.19 per share.

7.  INCOME TAXES

The net operating loss carryforwards generated for the quarter ended March 31, 1996 were fully offset with a valuation allowance due to uncertainties about their realization.

8.  DISCONTINUED OPERATIONS

Subsequent to year-end 1995, the Company decided to discontinue the operations of its restaurant and franchise subsidiaries. As a result of this decision the Company wrote off its entire investment in its restaurant and franchise subsidiaries. Net liabilities of the discontinued operations were as follows:



                                       March 31, 1996      December 31, 1995
                                       --------------      -----------------

Current assets......................   $    1,443,462      $       1,445,345
Current liabilities.................        8,757,669             10,283,650
Non-current assets..................        5,842,326              5,968,290
Non-current liabilities.............           94,400                 94,400
                                       --------------      -----------------
Net liabilities.....................   $    1,566,281      $       2,964,415
                                       --------------      -----------------
                                       --------------      -----------------


Net revenues for the restaurant and franchise subsidiaries were $648,184 and $1,893,494 for the first quarters of 1996 and 1995.

On April 19, 1996, the Company closed a transaction pursuant to a Stock Purchase Agreement between itself and Upscale Acquisitions, Inc., a California corporation ("Upscale"), dated as of April 1, 1996 (the "Agreement"). Pursuant to the Agreement, the Company sold its shares in a wholly-owned subsidiary, Upscale Food Outlets, Inc., a California corporation ("UFO"), which owns and operates restaurants in California, Colorado and Washington which feature pasta products under the name of "Monterey Pasta Company". The purchase price of the shares was $1,000 in cash and a note executed by Upscale in the principal amount of $2,500,000. Lance H. Mortensen, former Chairman of the Board, Chief Executive Officer and President of the Company, is a director of the Company. Mr. Mortensen is also the sole shareholder, Chief Executive Officer, President and a director of Upscale.

9.  STOCKHOLDERS' EQUITY

On April 23, 1996, the Company announced that it had received commitments to purchase approximately $4 million of its common stock in a private offering to accredited investors at $4.375 per share. The shares of common stock are restricted securities with registration rights. Purchasers of the common stock agreed not to sell such shares for one year from the date of purchase without the consent of the placement agent. Spelman & Co. acted as placement agent (the "Placement Agent") on a "best efforts", "any or all" basis. The Placement Agent received no cash commissions in the offering but will receive warrants to purchase one share of common stock for each $10 in shares sold, exercisable at a price of $6.50 per share, for a term of seven years. The net proceeds from the offering will be used by the Company for advertising, marketing, promotion, capital equipment and working capital.

10. CONTINGENCIES

See footnote 10 of the Company's audited consolidated financial statements which are included in the Company's Annual Report filed on Form 10-K for the year ended December 31, 1995, as amended by Form 10-K/A, for a description of such items.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    The following discussion should be read in conjunction with the financial statements and related notes and other information included in this report. The financial results reported herein do not indicate the financial results that may be achieved by the Company in any future period.

BACKGROUND

    Monterey Pasta Company produces and markets premium quality fresh gourmet pasta and pasta sauces, emphasizing all natural ingredients. Monterey Pasta seeks to build brand recognition and customer loyalty by employing an aggressive marketing program that focuses on developing complementary channels of distribution and multiple points of sale for the Company's products. The Company markets and sells its products through grocery and club stores, national food service distributors/contract feeders and nontraditional venues such as sports coliseums and universities.

    Monterey Pasta currently offers 32 varieties of contemporary gourmet pasta products that are produced using the Company's proprietary recipes, including refrigerated cut pasta, ravioli, tortelloni, tortellini and pasta sauces. Examples of the Company's pasta and pasta sauces include Snow Crab Ravioli, Smoked Salmon Ravioli, Gorgonzola Roasted Walnut Ravioli, Sweet Red Pepper Fettuccini, Santa Fe Linguini, Sun Dried Tomato Pesto Sauce and Roasted Garlic Artichoke Sauce. Monterey Pasta believes its pasta products appeal to health-conscious consumers who are seeking excellent quality, convenience and value.

    The Company sells its pasta and pasta sauces through leading grocery store chains, including Safeway, Vons, Albertsons, Giant Foods, Stop & Shop, Hannaford Bros., QFC, King Sooper, Cala/Bell, Abco, Smitty's, Nob Hill and Petrini's; and club store chains such as Price/Costco. As of March 31, 1996, more than 5200 grocery and club stores offered Monterey Pasta's products.

    Subsequent to the year ended December 31, 1995, the Company decided to discontinue the business of its restaurant and franchise subsidiaries. In 1995, the Company wrote off its entire investment in its restaurant and franchise subsidiaries and reclassified these susidiaries as discontinued operations. On April 19, 1996, the Company closed a transaction pursuant to a Stock Purchase Agreement between itself and Upscale Acquisitions, Inc., a California corporation ("Upscale"), dated as of April 1, 1996 (the "Agreement"). Pursuant to the agreement, the Company sold its shares in a wholly-owned subsidiary, Upscale Food Outlets, Inc., a California corporation ("UFO"), which owns and operates restaurants in California, Colorado and Washington which feature pasta products under the name of "Monterey Pasta Company". The purchase price of the shares was $1,000 in cash and a note executed by Upscale in the principal amount of $2,500,000. Lance H. Mortensen, former Chairman of the Board, Chief Executive Officer and President of the Company, is a director of the Company. Mr. Mortensen is also the sole shareholder, Chief Executive Officer, President and a director of Upscale.

    There can be no assurance that these changes and the sale will lead to improved operating results for the Company. The success of the Company's efforts will depend on a number of factors, including whether grocery and club store chains will continue to expand the number of their stores offering the Company's products and whether the Company can continue to increase the number of grocery and club store chains offering its products. Grocery and club store chains continually re-evaluate the products carried in their stores and no assurances can be given that the chains currently offering the Company's products will continue to do so in the future.

RESULTS OF OPERATIONS

    Net revenues increased 63% to $6,261,734 for the quarter ended March 31, 1996 as compared to $3,840,535 for the quarter ended April 2, 1995. This increase is the result of distribution to approximately 5,200 individual grocery and club stores at March 31, 1996 as compared to approximately 1,600 at April 2, 1995. Future revenues are expected to increase as the full effect of the additional store participation has been fully assimilated into the Company's distribution system.

    Gross profit was $2,679,762, or 43% of net revenues for the first quarter of 1996, compared to $1,558,102, or 41% for the first quarter of 1995. Gross profit has increased in 1996 as sales volumes have increased, primarily due to gains associated with processing larger production quantities and the positive impact experienced due to the upgrade and expansion of the Company's plant.
Cost of sales includes raw ingredients, packaging materials, direct production labor and fixed and variable production overhead. Increases associated with the cost of raw ingredients and packaging materials were more than offset by gains in direct production labor and production overhead associated with increased sales volumes.

    Selling, general and administrative expenses increased 133%, to $2,723,330 for the quarter ended March 31, 1996 as compared to $1,168,294 for the first quarter of 1995. These increases are attributable to the expansion of the Company's infrastructure which has required additional costs such as administrative and management salaries, recruiting and training of new personnel and related indirect costs which are necessary to support the Company's growth. Additionally, selling costs, particularly costs related to grocery store trade promotions and club store demonstrations, were higher as a result of the Company's efforts to obtain new customers and enter new geographic markets.

    Depreciation and amortization expense was $196,418, or 3% of net revenues for the quarter ended March 31, 1996 compared to $191,695, or 5% of net revenues for the first quarter of 1995. These expenses relate primarily to capital expenditures in our Monterey County production facility. The Company anticipates increases in depreciation and amortization in future periods as additional equipment is purchased and placed into service.

IMPACT OF INFLATION

    The Company believes that inflation has not had a material impact on its operations to date. Substantial increases in labor, employee benefits, ingredients and packaging, rents and other operating expenses could adversely affect the operations of the Company's business in future periods. The Company cannot predict whether such increases will occur.

LIQUIDITY AND CAPITAL RESOURCES

    During the three month period ended March 31, 1996, $2,937,793 of cash was used in the Company's operations. The use of this cash primarily related to the funding of wind down activities associated with the Company's discontinued restaurant and franchise subsidiaries, investments in retail slotting fees and general working capital requirements.

    On April 23, 1996, the Company announced that it had received commitments to purchase approximately $4 million of its common stock in a private offering to accredited investors at $4.375 per share. The shares of common stock are restricted securities with registration rights. Purchasers of the common stock agreed not to sell such shares for one year from the date of purchase without the consent of the placement agent. Spelman & Co. acted as placement agent (the "Placement Agent") on a "best efforts", "any or all" basis. The Placement Agent received no, cash commissions in the offering but will receive warrants to purchase one share of common stock for each $10 in shares sold, exercisable at a price of $6.50 per share, for a term of seven years.

    The Company plans to use approximately $1,500,000 of the net proceeds for advertising, marketing and promotion. In addition, approximately $1,000,000 of the net proceeds will be used for capital equipment. The balance will be added to working capital and used for general corporate purposes. Pending such uses, the net proceeds will be invested in short-term, interest-bearing securities or accounts.

                             PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Not applicable.

ITEM 2.  CHANGES IN SECURITIES

         Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 5.  OTHER INFORMATION

         Not applicable.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits: The exhibits listed in the accompanying exhibit index on page 13 are sequentially numbered and are filed or incorporated by reference as part of this report.

         (b)  Reports on Form 8-K:

              (1) Report on Form 8-K filed on February 9, 1996, reported the execution of the Company's letter of intent to sell its wholly-owned subsidiary, Upscale Food Outlets, Inc., a California corporation ("UFO"), which owns and operates restaurants in California, Colorado and Washington.

              (2) Report on Form 8-K filed on May 3, 1996, reported (i) the closing of the sale of UFO to Upscale Acquisitions, Inc., and (ii) the
    Company's receipt of commitments to purchase approximately $4 million of its common stock in a private offering to accredited investors.

                                      SIGNATURES


    Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            MONTEREY PASTA COMPANY


Date:  May 3, 1996                          By: /s/ NORMAN E. DEAN
                                               -------------------------------
                                                 Norman E. Dean
                                                 President and Chief
                                                 Executive Officer


                                            By: /s/ DAVID J. MASSARA
                                               -------------------------------
                                                 David J. Massara
                                                 Chief Financial Officer

                                  INDEX TO EXHIBITS


NUMBER                  EXHIBIT TITLE                           SEQUENTIALLY
                                                                  NUMBERED
                                                                   PAGES
- -------------------------------------------------------------------------------
3.1      Restated Articles of Incorporation of the Company
           (incorporated by reference from Exhibit 2.01 to the
           Company's Registration Statement No. 33-69590-LA on
           Form SB-2 (the "SB-2")).............................      **
3.2      Certificate of Determination of Preferences of Series
           A Preferred Stock (incorporated by reference from
           Exhibit 3.2 to the Company's Annual Report on Form
           10-K for the period ended December 31, 1993 (the
           "1993 10-K")) ......................................      **
3.3      Certificate of Amendment of Restated Articles of
           Incorporation filed with the Secretary of State of
           California on January 31, 1996 (incorporated by
           reference from Exhibit 3.3 to the Company's Annual
           Report on Form 10-K for the period ended
           December 31, 1995 (the "1995 Form 10-K")............      **
3.4      Restated Bylaws of the Company, as amended on
           January 23, 1996 (incorporated by reference from
           Exhibit 3.4 to the Company's 1995 Form 10-K.........      **
10.1     First Amended and Restated 1993 Stock Option Plan*
           (incorporated by reference from Exhibit 10.01 to
           the Company's Annual Report on Form 10-K filed
           April 3, 1995 (the "1994 Form 10-K"))...............      **
10.2     1995 Employee Stock Purchase Plan* (incorporated by
           reference from Exhibit 10.15 to the Company's 1994
           Form 10-K)..........................................      **
10.3     Blackhawk Plaza Lease of the Company (incorporated by
           reference from Exhibit 10.02 to the SB-2)...........      **
10.4     353 Sacramento Street Office Lease dated as of
           December 27, 1995 with John Hancock Mutual Life
           Insurance Company, together with letter agreement
           dated March 20, 1996 regarding basement storage
           (incorporated by reference from Exhibit 10.4 to the
           Company's 1995 Form 10-K )..........................      **
10.5     Monterey County Production Facility Lease of the
           Company, as amended (incorporated by reference from
           Exhibit 10.03 to the SB-2)..........................      **
10.6     Amendment No. 1 dated February 1, 1995 and Amendment
           No. 2 dated March 1, 1995 to Monterey County
           Production Facility Lease of the Company (incorporated
           by reference from Exhibit 10.5 to the Company's
           1995 Form 10-K)......................................      **
10.7     Christie Avenue Warehouse Lease of the Company
           (incorporated by reference from Exhibit 10.04 to
           the SB-2)...........................................      **
10.8     Loan and Security Agreement dated December 8, 1995
           with Coast Business Credit, a Division of Southern
           Pacific Thrift and Loan Association, and Schedule
           thereto (incorporated by reference from Exhibit
           10.8 to the Company's 1995 Form 10-K )...............     **
10.9     Equipment Collateral Security Agreement dated
           December 8, 1995 with Coast Business Credit
           (incorporated by reference from Exhibit 10.9 to the
           Company's 1995 Form 10-K).............................     **
10.10    Secured Promissory Note dated December 8, 1995 in the
           original principal amount of $500,000 in favor of
           Coast Business Credit (incorporated by reference from
           Exhibit 10.10 to the Company's 1995 Form 10-K )......     **
10.11    Secured Promissory Note dated December 8, 1995 in the
           original principal amount of $750,000 in favor of
           Coast Business Credit (incorporated by reference from
           Exhibit 10.11 to the Company's 1995 Form 10-K )......     **
10.12    Investment Agreement dated July 12, 1995 with The
           Seychelles Fund, Ltd. (incorporated by reference from
           Exhibit 10.12 to the Company's 1995 Form 10-K )......     **
10.13    Master Lease dated August 1, 1995 with Sentry Financial
           Corporation (incorporated by reference from
           Exhibit 10.13 to the Company's 1995 Form 10-K )......     **

10.14    Letter Agreement dated July 26, 1995 between Upscale
           Food Outlets, Inc. and California Pasta Company (incorporated by reference from Exhibit 10.21 to the Company's Quarterly Report on Form 10-Q for the
           quarter ended October 2, 1995 ("Q3 10-Q")............     **
10.15    Asset Purchase Agreement dated July 26, 1995 between
           Upscale Food Outlets, Inc. and California Pasta
           Company (incorporated by reference from Exhibit 10.22
           to the Company's Q3-10-Q)............................     **
10.16    Franchise Termination Agreement and Release dated
           March 8, 1996 among the Company, Upscale Food Outlets,
           Inc., Monterey Pasta Development Company, The Lance H. Mortensen Unitrust dated December 3, 1994, and LBJ Restaurants, LLC (incorporated by reference from
           Exhibit 10.16 to the Company's 1995  Form 10-K)......     **
10.17    Franchise Termination Agreement and Release dated
           March 27, 1996 among the Company, Upscale Food
           Outlets, Inc., Monterey Pasta Development Company,
           California Pasta Company and James G. Schlicher......     **
10.18    Acquisition Agreement between the Company and Upscale
           Food Outlets, Inc. (incorporated by reference from
           Exhibit 10.05 to the SB-2)...........................     **
10.19    Employment Agreement with Mr. Lance H. Mortensen*
           (incorporated by reference from Exhibit 10.06 to
           the SB-2)............................................     **
10.20    Employment Agreement dated September 5, 1995 with Mr.
           Norman E. Dean* (incorporated by reference from
           Exhibit 10.20 to the Company's Q3 10-Q)..............     **
10.21    Consulting Agreement dated May 25, 1995 with Daniel J.
           Gallery * (incorporated by reference from Exhibit
           10.18 to the Company's Quarterly Report on Form 10-Q
           for the quarter ended July 2, 1995 ("Q2 10-Q"))......     **
10.22    Employment Agreement dated June 30, 1993 with Anthony
           W. Giannini* (incorporated by reference from Exhibit
           10.21 to the Company's 1995 Form 10-K)...............     **
10.23    Employment Agreement with Mr. David J. Massara*
           (incorporated by reference from Exhibit 10.17 to the
           Company's 1994 Form 10-K)............................     **
10.24    Employment Agreement dated February 12, 1996 with
           Mr. Robert J. Otto*..................................     16
10.25    Trademark Registration -- MONTEREY PASTA COMPANY,
           under Registration No.1,664,278, registered on
           November 12, 1991 with the U.S. Patent and Trademark
           Office (incorporated by reference from Exhibit
           10.09 to the SB-2)...................................     **
10.26    Trademark Registration -- MONTEREY PASTA COMPANY, under
           Registration No. 1,943,602, registered on December
           26, 1995 with the U.S. Patent and Trademark Office (incorporated by reference from Exhibit 10.24 to the
           Company's 1995 Form 10-K)............................     **
10.27    Trademark Registration -- MONTEREY PASTA COMPANY and
           Design, under Registration No. 1,945,131, registered
           on January 2, 1996 with the U.S. Patent and Trademark
           Office incorporated by reference from Exhibit 10.25 to
           the Company's 1995 Form 10-K)........................     **
10.28    Trademark Registration -- MONTEREY PASTA COMPANY and
           Design, under Registration No. 1,951,624, registered
           on January 23, 1996 with the U.S. Patent and Trademark Office incorporated by reference from Exhibit 10.24 to
           the Company's 1995 Form 10-K)........................     **
10.29    Trademark Registration -- MONTEREY PASTA COMPANY, under
           Registration No. 1,953,489, registered on January 30,
           1996 with the U.S. Patent and Trademark Office
           (incorporated by reference from Exhibit 10.27 to
           the Company's 1995 Form 10-K)........................     **
10.30    Subscription Agreement dated as of  June 21, 1995 with
           GFL Advantage Fund Limited (incorporated by reference
           from Exhibit 10.19 to the Company's Q2 10-Q).........     **
10.31    Registration Rights Agreement dated as of June 15, 1995
           with GFL Advantage Fund Limited, as amended on
           October 13 and 19, 1995, respectively  (incorporated
           by reference from Exhibit 10.2 to the Company's Q2
           10-Q, and Exhibits 10.6 and 10.7 to the Company's S-3 Registration Statement No. 33-96684, filed on
           December 12, 1995 (the "S-3")........................     **
10. 32   Joint Escrow Instructions dated as of October 1995
           (incorporated by reference from Exhibit 10.5 to the
           Company's S-3).......................................     **

10.33    Note Purchase Agreement dated as of October 19, 1995
           with GFL Advantage Fund Limited (incorporated by
           reference from Exhibit 10.3 to the Company's S-3)....     **
10.34    Convertible Note dated as of October 25, 1995,
           executed by the Company in favor of GFL Advantage
           Fund Limited (incorporated by reference from Exhibit
           10.32 to the Company's 1995 Form 10-K)...............     **
10.35    Trademark Purchase (Burns), incorporated by reference
           from Exhibit 10.12 of the SB-2.......................     **
10.36    Purchase of Stock and Exhibits (Burns- Mortensen-Hill)
           (incorporated by reference from Exhibit 10.13 of
           the SB-2)............................................     **
10.37    Non-Recourse Promissory Note (Hill-Mortensen)
           (incorporated by reference from Exhibit 10.15 of
           the SB-2)............................................     **
10.38    Asset Purchase Agreement dated March 1, 1994 between
           Upscale Food Outlets, Inc. Lucca's Pasta Bar, Inc.,
           Timothy John Morris and Marian Kathryn Morris
           (incorporated by reference from Exhibit 10.16 to the
           Company's 1993 Form 10-K)............................     **
10.39    Franchise Termination Agreement and Release dated as
           of March 27, 1996, among the Company, Upscale Food
           Outlets, Inc., Monterey Pasta Development Company,
           California Pasta Company, and James G. Schlicher.....     27
10.40    Stock Purchase Agreement dated April 1, 1996 between
           Upscale Acquisitions, Inc. and the Company...........     32
10.41    Placement Agent Agreement dated April 12, 1996, between
           the Company and Spelman & Co., Inc...................     71
10.42    Form of Registration Rights Agreement dated April 1996,
           among the Company, Spelman & Co., Inc. and investor..     80
21.1     Subsidiaries of the Company............................     92


- ----------------------------
* Management contract or compensatory plan or arrangement covering executive officers or directors of Monterey Pasta Company and its subsidiary, Upscale Food Outlets, Inc.

** Previously filed and incorporated herein by this reference.