Form 10-Q
period 1996-06-30
MONTEREY PASTA CO
filed 1996-08-13
CIK 913032

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549

                           ------------------------------

                                    FORM 10-Q



(Mark One)


/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

          FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996.



/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

          For the transition period from:                 to:               .
                                          ---------------     --------------

                        COMMISSION FILE NUMBER 0-22534-LA

                             MONTEREY PASTA COMPANY
             (Exact name of registrant as specified in its charter)



                 DELAWARE                               77-0227341
      (State or other jurisdiction of                  (IRS Employer
       incorporation or organization)                 Identification No.)

                        353 SACRAMENTO STREET, SUITE 500
                        SAN FRANCISCO, CALIFORNIA  94111
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

               Yes    X                     No
                   ------                      -------

At July 31, 1996, 8,713,911 shares of common stock, no par value, of the registrant were outstanding.

This report on Form 10-Q contains XX pages. The exhibit index is on page 15 of this report.

                              MONTEREY PASTA COMPANY

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                            PAGE


     PART I.  FINANCIAL INFORMATION

               Item 1. Financial Statements:

                  Condensed Consolidated Balance Sheets (unaudited)
                    June 30, 1996 and December 31, 1995                        3

                  Condensed Consolidated Statements of Operations (unaudited)
                    Second quarter ended June 30, 1996 and July 2, 1995
                    and the Six months ended June 30, 1996 and July 2, 1995    4

                  Condensed Consolidated Statements of Cash Flows (unaudited)
                    Six months ended June 30, 1996 and July 2, 1995            5

                  Notes to Unaudited Consolidated Financial Statements         6

               Item 2. Management's Discussion and Analysis of Financial
                        Condition and Results of Operations                   10

     PART II.  OTHER INFORMATION

               Item 1.Legal Proceedings                                       13

               Item 2.Changes in Securities                                   13

               Item 3.Defaults Upon Senior Securities                         13

               Item 4.Submission of Matters to a Vote of Security Holders     13

               Item 5.Other Information                                       13

               Item 6.Exhibits and Reports on Form 8-K                        13

               Signature Page                                                 14

               Exhibit Index                                                  15

                             PART I.  FINANCIAL INFORMATION

                                 MONTEREY PASTA COMPANY

                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                     (UNAUDITED)


                                     JUNE 30, 1996      DECEMBER 31, 1995
                                     -------------      -----------------

ASSETS
Current assets:
     Cash and cash equivalents        $    506,534        $  1,937,884
     Accounts receivable, net            3,083,269           1,241,248
     Inventories                         1,538,494           1,094,976
     Prepaid expenses and other          2,239,306           1,652,381
                                      ------------        ------------
          Total current assets           7,367,603           5,926,489

Note receivable                            300,000                   -
Property and equipment, net              6,243,718           5,338,968
Intangible assets, net                     171,172             295,320
Deposits and other                         215,451             130,240
                                      ------------        ------------

     TOTAL ASSETS                     $ 14,297,944        $ 11,691,017
                                      ------------        ------------
                                      ------------        ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                 $  1,123,985        $  1,511,592
     Accrued liabilities                   848,894             852,815
     Current portion of long-term debt     361,200                   -
     Net liability from discontinued
      operations                           680,000           2,964,415
                                      ------------        ------------

          Total current liabilities      3,014,079           5,328,822

Long-term debt                           1,508,821           4,130,599

Commitments and contingencies                    -                   -

Stockholders' equity:
     Preferred Stock                             -                   -
     Common Stock                       35,134,639          27,268,263
     Accumulated deficit               (25,359,595)        (25,036,667)
                                      ------------        ------------

          Total stockholders' equity     9,775,044           2,231,596
                                      ------------        ------------

     TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY           $ 14,297,944        $ 11,691,017
                                      ------------        ------------
                                      ------------        ------------


The accompanying notes are an integral part of these condensed consolidated financial statements.

                             MONTEREY PASTA COMPANY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (UNAUDITED)


                                                 SECOND QUARTER ENDED              SIX MONTHS ENDED
                                                 --------------------              ----------------
                                           JUNE 30, 1996     JULY 2, 1995     JUNE 30, 1996    JULY 2, 1995
                                           -------------     ------------     -------------    ------------

Net revenues from continuing operations    $   6,716,498     $  3,948,334     $  13,000,018    $  7,788,869
Cost of sales                                  3,521,549        2,109,253         7,237,295       4,151,092
                                           -------------     ------------     -------------    ------------

Gross profit                                   3,194,949        1,839,081         5,762,723       3,637,777

Selling, general and administration            2,966,652        2,018,606         5,549,463       3,422,771
Depreciation and amortization                    244,540           87,757           440,958         284,175
                                           -------------     ------------     -------------    ------------

Operating loss                                   (16,243)        (267,282)         (227,698)        (69,169)
Loss on sale of assets                           (13,425)               -           (13,425)
Interest income (expense), net                   (53,271)          24,479           (81,805)         24,479
                                           -------------     ------------     -------------    ------------

Loss from continuing operations
  before provision for income taxes              (82,939)        (242,803)         (322,928)        (44,690)

Provision for income taxes                             -                -                 -               -
                                           -------------     ------------     -------------    ------------

Net loss from continuing operations              (82,939)        (242,803)         (322,928)        (44,690)

Net loss from discontinued
  operations                                           -       (8,961,918)                -     (10,948,835)
                                           -------------     ------------     -------------    ------------

Net loss                                   $     (82,939)    $ (9,204,721)    $    (322,928)   $(10,993,525)
                                           -------------     ------------     -------------    ------------
                                           -------------     ------------     -------------    ------------

Net loss per share - Primary
  and fully diluted:

     Continuing operations                 $       (0.01)    $      (0.04)    $       (0.04)   $      (0.01)

     Discontinued operations               $           -     $      (1.47)    $           -    $      (1.80)
                                           -------------     ------------     -------------    ------------

     Total net loss per share              $       (0.01)    $      (1.51)    $       (0.04)   $      (1.80)
                                           -------------     ------------     -------------    ------------
                                           -------------     ------------     -------------    ------------

     Weighted average common shares
      outstanding                              8,342,752        6,112,127         8,199,498       6,091,468



The accompanying notes are an integral part of these condensed consolidated financial statements.

                                    MONTEREY PASTA COMPANY

                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (UNAUDITED)

                                                               SIX MONTHS ENDED
                                                               ---------------
                                                         JUNE 30, 1996      JULY 2, 1995
                                                         -------------      -------------
Cash flows from operating activities:
Net loss                                                 $    (322,928)     $    (44,690)
Adjustments to reconcile net loss to net cash
     from operating activities:
          Depreciation and amortization                        440,958            284,175
          Loss on sale of assets                                13,425                  -
          Effect of changes in operating working capital:
               Accounts receivable                          (1,842,021)          (253,037)
               Inventories                                    (443,518)          (124,634)
               Prepaid expenses and other                     (586,925)          (438,122)
               Accounts payable                               (387,607)           850,265
               Accrued liabilities                              16,535           (299,355)
                                                         -------------      -------------

     Net cash used in continuing operations                 (3,112,081)           (25,398)
     Net cash used in discontinued operations               (2,249,415)        (3,050,197)

Cash flows from investing activities:
          Proceeds from the sale of assets                      31,383                  -
          Purchase of intangibles and other assets            (105,986)           (64,526)
          Purchase of property and equipment                (1,007,051)          (880,458)
          Note receivable advances                            (300,000)                 -
                                                         -------------      -------------
     Net cash used in investing activities                  (1,381,654)          (944,984)
                                                         -------------      -------------

Cash flows from financing activities:
          Repayment of long-term debt and capital
               lease obligations                                (5,690)           (29,379)
          Net proceeds from issuance of common stock         3,930,970          1,486,686
          Credit facility borrowings                         4,127,220                  -
          Credit facility repayments                        (2,740,700)                 -
                                                         -------------      -------------
     Net cash used in financing activities                   5,311,800          1,457,307
                                                         -------------      -------------

Net decrease in cash                                        (1,431,350)        (2,563,272)

Cash and cash equivalents at beginning of the period         1,937,884          3,195,395
                                                         -------------      -------------
Cash and cash equivalents at end of the period           $     506,534      $     632,123
                                                         -------------      -------------
                                                         -------------      -------------



The accompanying notes are an integral part of these condensed consolidated financial statements.

                                   MONTEREY PASTA COMPANY
             NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

The condensed consolidated financial statements have been prepared by Monterey Pasta Company (the "Company") and are unaudited. Certain amounts shown in the 1995 financial statements have been reclassified to conform with the current presentation. The financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not necessarily include all information and footnotes required by generally accepted accounting principles and should be read in conjunction with the Company's 1995 Annual Report on Form 10-K, as amended by Form 10-K/A. In the opinion of the Company, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company's consolidated financial position, results of operations and cash flows as of June 30, 1996, and for all periods presented have been recorded. A description of the Company's accounting policies and other financial information is included in the audited consolidated financial statements as filed with the Securities and Exchange Commission in the Company's Form 10-K for the year ended December 31, 1995, as amended by Form 10-K/A. The consolidated results of operations for the interim quarterly periods are not necessarily indicative of the results expected for the full year.

2.   STATEMENT OF CASH FLOWS

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Additions to property, plant and equipment during the six months ended June 30, 1996, included $141,722 that were financed by advances from the equipment revolving line of credit and an additional $216,870 that was acquired through a capital lease agreement. Also, during the six months ended June 30, 1996, debt and accrued interest totaling $3,900,406, net of expenses, were converted into common stock (refer to Footnote 6) and early settlement of a lease obligation was partially paid by the issuance of $35,000 of common stock.

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

4.   INVENTORIES

          Inventories consist of the following:


                               June 30, 1996     December 31, 1995
                              --------------    ------------------

Product ingredients           $   532,398       $     530,511
Finished goods                    623,211             353,484
Paper and packaging materials     382,885             210,981
                              --------------    ------------------

                              $ 1,538,494        $  1,094,976
                              --------------    ------------------
                              --------------    ------------------

5.   PROPERTY AND EQUIPMENT

Investments in property, plant and equipment are comprised of the following;

                                   June 30, 1996   December 31, 1995
                                  ---------------  -----------------

    Machinery and equipment        $   3,985,874   $   3,398,749
    Leasehold imnprovements            1,618,178       1,550,963
    Office furniture and equipment       789,564         522,902
    Vehicles                             695,950         732,424
                                  ---------------  -----------------
                                       7,089,566       6,205,038

    Less accumulated depreciation
      and amortization                (1,436,190)     (1,049,380)
                                  ---------------  -----------------
                                       5,653,376       5,155,658
    Construction in progress             590,342         183,310
                                  ---------------  -----------------

                                   $   6,243,718   $   5,338,968
                                  ---------------  -----------------
                                  ---------------  -----------------

    Supplemental information:
    Depreciation and amortization
      expense on:
    Assets Purchased               $     380,511   $     251,912
    Assets leased                         35,574               -
    Accumulated depreciation on leased
      assets                              35,574               -


6.  LONG-TERM DEBT

Components of long-term debt included the following:

                                   June 30, 1996   December 31, 1995
                                  ---------------  -----------------
Credit facility:
   Receivable and inventory
    revolver                       $     771,372   $      52,375
   Equipment revolver                    141,722          63,178
   Equipment term loan                   708,333               -
7% Convertible note, due
  October, 1997                                -       4,000,000
Other                                    248,594          15,046
                                  ---------------  -----------------
                                       1,870,021       4,130,599

Less current portion of long-term
 debt                                   (361,200)              -
                                  ---------------  -----------------

                                   $   1,508,821   $   4,130,599
                                  ---------------  -----------------
                                  ---------------  -----------------

During the first six months of 1996, the 7% convertible note payable and accrued interest of $20,456 were converted into 973,476 shares of common stock of the Company. The average conversion price was $4.13 per share.

7.  INCOME TAXES

The net operating loss carryforward generated for the six months ended June 30, 1996, was fully offset with a valuation allowance due to uncertainties about its realization.

8.  DISCONTINUED OPERATIONS

Subsequent to year-end 1995, the Company decided to discontinue the operations of its restaurant and franchise subsidiaries. As a result of this decision the Company wrote off its entire investment in its restaurant and franchise subsidiaries.

Net revenues for the restaurant and franchise subsidiaries were $648,184 and $1,893,494 for the first quarters of 1996 and 1995 respectively and $740,546 and $1,796,430 for the six months ended June 30, 1996, and July 2, 1995, respectively.

On April 19, 1996, the Company closed a transaction pursuant to a Stock Purchase Agreement between itself and Upscale Acquisitions, Inc., a
California corporation ("Upscale"), dated as of April 1, 1996 (the "Agreement"). Pursuant to the Agreement, the Company sold its shares in a wholly-owned subsidiary, Upscale Food Outlets, Inc., a California corporation, which owns and operates restaurants in California, Colorado and Washington that feature pasta products under the name of "Monterey Pasta Company". The purchase price of the shares was $1,000 in cash and a note executed by Upscale in the principal amount of $2,500,000 ("Note"). The Company has elected to use the "cost recovery method" to account for the transaction, which defers recognition of income until payments are received. Mr. Lance H. Mortensen is the sole shareholder, Chief Executive Officer, President and a director of Upscale. Mr. Mortensen is also a director of the Company, and former Chairman of the Board, Chief Executive Officer and President of the Company.

The Agreement also provided for advances by the Company to Upscale to be added to the principal amount of the Note. Advances totaling $300,000 have been added to the Note during the quarter ended June 30, 1996. These advances are not accounted for using the "cost recovery method".

9.  STOCKHOLDERS' EQUITY

In April, 1996, the Company sold approximately $4,000,000 of its common stock in a private offering to accredited investors at $4.375 per share. The shares of common stock are restricted securities with registration rights. Purchasers of the common stock agreed not to sell such shares for one year from the date of purchase without the consent of the placement agent.
Spelman & Co. acted as placement agent (the "Placement Agent") on a "best efforts", "any or all" basis. The Placement Agent received no cash commissions in the offering but received warrants to purchase one share of common stock for each $10 in shares sold, exercisable at a price of $6.50 per share, for a term of seven years. The net proceeds from the offering are being used by the Company for advertising, marketing, promotion, capital equipment and working capital. In May, 1996, the Board of Directors of the Company adopted a shareholders rights plan, a copy of which was mailed to shareholders on May 31, 1996. In August, 1996, the Company sold 3,500 shares of the Company's preferred stock for approximately $3,500,000 (See Footnote 12 - Subsequent Events).

10.  EMPLOYEE BENEFITS PLANS

The Company established a voluntary defined contribution 401(k) plan in 1996 that covers all employees that are not covered by a collective bargaining agreement beginning on the first day of the calendar quarter after having completed six months of service. The plan allows for employer matching contributions. The Company is currently matching fifty percent of the first 6% contributed by employees. Employee and employer matching contributions are always 100% vested. The plan also provides for a voluntary profit sharing contribution by the Company at its election based on the eligible employees salary as a percent of total eligible salaries. Profit sharing contributions vest over five years at 20% per year.

11.  CONTINGENCIES

See Footnote 10 of the Company's audited consolidated financial statements which are included in the Company's Annual Report filed on Form 10-K for the year ended December 31, 1995, as amended by Form 10-K/A, for a description of such items.

12.  SUBSEQUENT  EVENTS

On August 1, 1996 at a Special Meeting of Shareholders of Monterey Pasta Company, a California corporation, the shareholders approved the following proposals:

1. To authorize the Company to change the Company's state of incorporation from California to Delaware,

2. To amend the authorized shares of the Company's common stock from 20,000,000 to 70,000,000, an increase of 50,000,000 shares, and

3. To amend the Company's First Amended and Restated 1993 Stock Option Plan to increase the number of shares of common stock reserved for issuance thereunder from 1,200,000 to 1,740,000, an increase of 540,000 shares.

     On August 7, 1996, the Company was reincorporated in Delaware.

     In August, 1996, the Company sold approximately $3,500,000 of convertible preferred stock. This preferred stock is convertible into common stock at 80% of the market value of the Company's common stock as defined in the subscription agreement. The Company anticipates using the proceeds for capital expenditures, working capital and other general corporate purposes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The following discussion should be read in conjunction with the financial statements and related notes and other information included in this report. The financial results reported herein do not indicate the financial results that may be achieved by the Company in any future period.

    Other than the historical facts contained herein, this Quarterly Report contains forward-looking statements that involve substantial risks and uncertainties. For a discussion of such risks and uncertainties, please see the Company's Annual Report on Form 10-K for the year ended December 31, 1995, as amended by Form 10-K/A. In addition to the risks and uncertainties discussed in the Annual Report, the following factors should be considered. As the Company has continued to expand its retail distribution, it has expended substantial resources on slotting allowances and other incentives in order to attract new customers. There can be no assurance that such expenditures will generate sufficient revenues to cover costs or that such new customers will be retained. The Company's business continues to be dominated by several very large competitors which have significantly greater resources than the Company; such competitors can outspend the Company and negatively affect the Company's market share and results of operations. The Company also continues to be dependent on common carriers to distribute its products. Any disruption in the Company's distribution system or increase in the costs thereof could have a material adverse impact on the Company's business.


BACKGROUND

     Monterey Pasta Company (the "Company") produces and markets premium quality refrigerated and frozen gourmet pasta and pasta sauces. The
Company seeks to build national brand recognition and customer loyalty by employing targeted marketing and advertising programs that focus on developing complementary channels of distribution and multiple points of sale for the Company's products. The Company markets and sells its products through grocery and club stores, national food service distributors/contract feeders and nontraditional venues such as sports coliseums and universities.

     The Company sells its pasta and pasta sauces through leading grocery store chains, including A & P, Kroger, Winn-Dixie, Safeway, Vons, Albertsons, Giant Foods, Stop & Shop, Hannaford Bros., QFC, Harris-Teeter Super, Cala/Bell, Pathmark, Smitty's, Nob Hill and Petrini's; and club store chains such as Price/Costco and BJ's. As of June 30, 1996, more than 6,000 grocery and club stores offered the Company's products.

     The Company currently offers over 30 unique and delicious varieties of pasta and sauce products that are produced using the Company's proprietary recipes, including refrigerated cut pasta, ravioli, tortelloni, tortellini and pasta sauces. The Company believes its pasta products appeal to value-conscious consumers who are seeking excellent quality and convenience.

     As part of the Company's efforts to build national brand recognition and loyalty, the Company introduced new product labels and promotional materials during the quarter. The Company also continued its capital investment program at its Monterey County manufacturing facility. The expenditures include the completion of a new production line to increase manufacturing capacity.

     Subsequent to the year ended December 31, 1995, the Company decided to discontinue the business of its restaurant and franchise subsidiaries. In 1995, the Company wrote off its entire investment in its restaurant and franchise subsidiaries and reclassified these subsidiaries as discontinued operations. On April 19, 1996, the Company closed the sale of its subsidiary pursuant to a Stock Purchase Agreement between itself and Upscale Acquisitions, Inc., a California corporation ("Upscale"), dated as of April 1, 1996 (the "Agreement"). The purchase price of the shares was $1,000 in cash and a note executed by Upscale in the principal amount of $2,500,000 ("Note"). Mr. Lance H. Mortensen is the sole shareholder, Chief Executive Officer, President and a director of Upscale. Mr. Mortensen is also a director of the Company, and former Chairman of the Board, Chief Executive Officer and President of the Company. The Company has elected to use the "cost recovery method" to account for the transaction, which defers recognition of income until payments are received.

     The Agreement also provided for advances by the Company to be added to the principal amount of the Note. Advances totaling $300,000 have been added to the Note during the quarter ended June 30, 1996. These advances are not accounted for using the "cost recovery method".

     While most discontinued operational issues have been resolved, some issues are not expected to be fully settled until year-end, and therefore the Company continues to carry a net liability of $680,000 for discontinued operations.

     There can be no assurance that these changes and the sale to Upscale will lead to improved operating results for the Company. The future success of the Company's efforts will depend on a number of factors, including whether grocery and club store chains will continue to expand the number of their individual stores offering the Company's products and whether the Company can continue to increase the number of grocery and club store chains offering its products. During the second quarter of 1996, the Company added seven major customers. The Company remains dependent on the use of slotting allowances and other incentives to expand retail distribution. New markets increase the risk of significant product returns resulting from slower selling product than expected. In addition, grocery and club store chains continually re-evaluate the products carried in their stores and no assurances can be given that the chains currently offering the Company's products will continue to do so in the future. Should these channels choose to reduce or eliminate products, the Company could experience a significant reduction in product sales.

RESULTS OF OPERATIONS

     Net revenues increased 70% to $6,716,498 for the quarter ended June 30, 1996 as compared to $3,948,334 for the quarter ended July 2, 1995. For the six months ended June 30, net revenues increased 67% to $13,000,018 from $7,788,869 for the six months ended July 2, 1995. The increase in sales is the result of distribution to approximately 6,000 individual grocery and club stores at June 30, 1996, compared to approximately 1,700 in the same periods during 1995.

     Gross profit was $3,194,949, or 48% of net revenues for the second quarter of 1996, compared to $1,839,081, or 47% for the second quarter of 1995. The improvement is in part due to increases in sales, improved product manufacturing efficiency, partially offset by higher allowances in entering new markets and changes in product mix. For the six months ending June 30, 1996, gross profit was $5,762,723 or 44% of net revenues, as compared to $3,637,777 or 47% for the equivalent period in 1995. The lower gross margin is associated with a significant marketing effort during the first quarter of 1996, which resulted in reducing net sales and related gross profit.

     Selling, general and administrative expenses increased 47%, to $2,963,834 for the quarter ended June 30, 1996, compared to $2,018,606 for the second quarter of 1995. For the six months ending June 30, selling, general and administrative expenses increased 62%, to $5,546,645 compared to $3,422,771 for the six months of 1995. Selling costs, particularly costs related to grocery store trade promotions and club store demonstrations, were higher as a result of the Company's efforts to obtain new customers and enter new geographic markets. Additionally, cost increases are attributable to the expansion of the Company's infrastructure which has required additional costs such as administrative and management salaries, recruiting and training of new personnel, modifying computer systems and related indirect costs.

     Depreciation and amortization was $244,540, or 4% of net revenues for the quarter ended June 30, 1996 compared to $87,757, or 2% of net revenues for the first quarter of 1995. For the six months ending June 30, 1996, depreciation and amortization was $440,958, or 3% of net revenues, compared to $284,175, or 4% of net revenues for the first half of 1995. These expenses relate primarily to capital expenditures in the Monterey County production facility. The Company anticipates increases in depreciation and amortization in future periods as additional equipment to expand production capability is purchased and placed into service.

IMPACT OF INFLATION

     The Company believes that inflation has not had a material impact on its operations to date. Substantial increases in labor, employee benefits, ingredients and packaging, rents and other operating expenses could adversely affect the operations of the Company's business in future periods. The Company cannot predict whether such increases will occur.

LIQUIDITY AND CAPITAL RESOURCES

     For the six months ending June 30, 1996, the Company used $6,743,150 in its operations. Cashflow used by continuing operations included $3,243,536 for working capital requirements and $1,007,051 for capital equipment acquisitions. Cashflow used by discontinued operations totaling $2,249,415 were related to the funding of wind down activities associated with the Company's discontinued restaurant and franchise subsidiaries.

     During the first six months of 1996, the Company raised $3,930,970, net of expenses, from private placement of 916,000 shares at an average net price of $4.29 per share.

     In August, 1996, the Company sold approximately $3,500,000 of convertible preferred stock. This preferred stock is convertible into common stock at 80% of the market value of the Company's common stock as defined in the subscription agreement. The Company anticipates using the proceeds for capital expenditures, working capital and other general corporate purposes.

    There is no assurance that the additional capital raised by the Company during 1996 will be sufficient to meet its future needs. As the Company continues to grow it may require additional capital to fund expansion and operating requirements, including but not limited to advertising and customer promotional expenses and capital equipment.

                             PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          Not applicable.

ITEM 2.   CHANGES IN SECURITIES

          See Note 12 to Unaudited Condensed Consolidated Financial Statements.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          See Note 12 to Unaudited Condensed Consolidated Financial Statements.

   Pursuant to a Notice dated April 19, 1996, the Company held its Annual Meeting of Shareholders on May 7, 1996, and the shareholders voted on the following two proposals:

   1. To elect eight directors to serve until the next Annual Meeting of Shareholders or until their successors are elected and qualified, and

   2. To ratify the appointment of Deloitte & Touche LLP as the Company's independent certified public accountants for the fiscal year ending December 29, 1996.

       (1)  Election of directors:

            Charles B. Bonner       For  4,006,514  Against  0    Abstain  8,377
            Norman E. Dean          For  4,006,514  Against  0    Abstain  8,377
            Daniel J. Gallery       For  4,006,514  Against  0    Abstain  8,377
            Christopher G. Gilliam  For  4,006,514  Against  0    Abstain  8,377
            Floyd R. Hill           For  4,006,514  Against  0    Abstain  8,377
            E. Michael Moone        For  4,006,514  Against  0    Abstain  8,377
            Lance H. Mortensen      For  4,006,344  Against  0    Abstain  8,547
            Timothy J. Ryan         For  4,006,514  Against  0    Abstain  8,377

       (2)  Ratification of Independent Public Accountants - Deloitte & Touche
            LLP
                                    For  3,985,546  Against 4,395 Abstain 24,950

ITEM 5.   OTHER INFORMATION

          Not applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits: The exhibits listed in the accompanying exhibit index on page 15 are sequentially numbered and are filed or incorporated by reference as part of this report.

     (b)  Reports on Form 8-K:
          (1) Report on Form 8-K filed on May 28, 1996, reported the execution and adoption by the Company of a Rights Agreement with Corporate Stock Transfer, as the rights agent, dated as of May 15, 1996, including Form of Rights Certificate.

                                         SIGNATURES

       Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             MONTEREY PASTA COMPANY


Date:  August 9, 1996                        By: /s/ NORMAN E. DEAN
                                                ----------------------------
                                                      Norman E. Dean
                                                      President and Chief
                                                      Executive Officer


                                             By: /s/ STEPHEN J. KENNEDY
                                                ----------------------------
                                                      Stephen J. Kennedy
                                                      Vice President and
                                                      Chief Financial Officer
                                                      (As of July 1, 1996)

                                  INDEX TO EXHIBITS


NUMBER                    EXHIBIT TITLE


- --------------------------------------------------------------------------------
10.43 Shareholder Rights Agreement dated as of May 15, 1996 between the Company and Corporate Stock Transfer, as rights agent (Previously filed and incorporated by reference from Item 2 of Form 8-A filed with the Securities and Exchange Commission on May 28, 1996)

10.44* The Company's 401(k) Plan, established to be effective as of January 1, 1996, adopted by the Board of Directors on June 7, 1996

10.45* Directed Employee Benefit Trust Agreement dated June 17, 1996 between the Company and The Charles Schwab Trust Company, as Trustee of the Company's 401(k) Plan

27     Financial Data Schedule (for electronic filing only)

- ------------

* Management contract or compensatory plan or arrangement covering executive officers or directors and all employees of the Company