Form 10-Q
period 1996-09-29
MONTEREY PASTA CO
filed 1996-11-18
CIK 913032

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC  20549

                     -------------------------------

                              FORM 10-Q



(Mark One)

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934.

     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 29, 1996.

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934.

    For the transition period from:                 to:               .
                                    -------------       --------------



                  COMMISSION FILE NUMBER 0-22534-LA

                      MONTEREY PASTA COMPANY
    (Exact name of registrant as specified in its charter)



                DELAWARE                    77-0227341
    (State or other jurisdiction of         (IRS Employer
    incorporation or organization)          Identification No.)


                 353 SACRAMENTO STREET, SUITE 500
                   SAN FRANCISCO, CALIFORNIA  94111
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

                Yes    X                 No
                     -----                   -----

At November 14, 1996, 8,713,911 shares of common stock, no par value, of the registrant were outstanding.

This report on Form 10-Q, including all exhibits, contains 22 pages.  The exhibit index is located on page 22 of this report.

                           MONTEREY PASTA COMPANY

                                FORM 10-Q

                              TABLE OF CONTENTS

                                                                           PAGE


PART I.  FINANCIAL INFORMATION

    Item 1.   Financial Statements:

         Condensed Consolidated Balance Sheets (unaudited)
          September 29, 1996 and December 31, 1995                            3

         Condensed Consolidated Statements of Operations (unaudited)
          Three months ended September 29, 1996 and October 1, 1995 and the
          Nine months ended September 29, 1996 and October 1, 1995            4

         Condensed Consolidated Statements of Cash Flows (unaudited)
          Nine months ended September 29, 1996 and October 1, 1995            5

         Notes to Unaudited Consolidated Financial Statements                 6

    Item 2.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                      11

PART II.  OTHER INFORMATION

    Item 1.   Legal Proceedings                                              17

    Item 2.   Changes in Securities                                          17

    Item 3.   Defaults Upon Senior Securities                                17

    Item 4.   Submission of Matters to a Vote of Security Holders            18


    Item 5.   Other Information                                              19

    Item 6.   Exhibits and Reports on Form 8-K                               19

    Signature Page                                                           21

    Exhibit Index                                                            22

                            PART I.  FINANCIAL INFORMATION

                               MONTEREY PASTA COMPANY

                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                     (UNAUDITED)

                                       September 29, 1996      December 31, 1995
                                       ------------------      -----------------
ASSETS
Current assets:
  Cash and cash equivalents                 $ 1,319,787           $  1,937,884
  Accounts receivable, net                    2,266,408              1,241,248
  Inventories                                 1,197,954              1,094,976
  Prepaid expenses and other                  1,299,816              1,652,381
                                       ----------------      -----------------
         Total current assets                 6,083,965              5,926,489

Note receivable                                 350,000                     --
Property and equipment, net                   5,818,336              5,338,968
Assets held for sale                            311,701                     --
Intangible assets, net                          156,138                295,320
Deposits and other                              155,575                130,240
                                       ----------------      -----------------
         Total assets                       $12,875,715           $ 11,691,017
                                       ----------------      -----------------
                                       ----------------      -----------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                          $ 1,799,213           $  1,511,592
  Accrued liabilities                         1,742,477                852,815
  Current portion of long-term debt             204,004                     --
  Net liability from discontinued
   operations                                   694,247              2,964,415
                                       ----------------      -----------------
         Total current liabilities            4,439,941              5,328,822

Long-term debt                                1,293,573              4,130,599

Commitments and contingencies                        --                    --

Stockholders' equity:
  Preferred Stock                             3,380,000                    --
  Common Stock                               35,019,875             27,268,263
  Accumulated deficit                       (31,257,674)           (25,036,667)
                                       ----------------      -----------------
  Total stockholders' equity                  7,142,201              2,231,596
                                       ----------------      -----------------
         Total liabilities and
          stockholders' equity             $ 12,875,715           $ 11,691,017
                                       ----------------      -----------------
                                       ----------------      -----------------

              The accompanying notes are an integral part of these
                         condensed financial statements.

                                   MONTEREY PASTA COMPANY
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)


                                                     Three months ended                        Nine months ended
                                           --------------------------------------   ----------------------------------------
                                           Sept. 29, 1996   %    Oct. 1, 1995   %   Sept. 29, 1996    %    Oct. 1, 1995    %
                                           --------------        ------------       --------------         ------------
Net revenues from continuing operations    $ 5,670,820     1.00   $5,089,422    1.00    $18,670,838   1.00  $ 12,878,291  1.00
Cost of sales                                4,918,735      .87    2,845,939     .56     12,155,530    .65     6,997,031   .54
                                           --------------         ------------       --------------         ------------
Gross profit                                   752,085      .13    2,243,483     .44      6,515,308    .35     5,881,260   .46

Selling, general and administration          6,104,487     1.08    2,020,105     .40     11,654,450    .62     5,442,876   .42
Depreciation and amortization                  221,889      .04       99,287     .02        662,847    .04       383,462   .03
                                           --------------         ------------       --------------         ------------

Operating income (loss)                     (5,574,291)    (.99)     124,091     .02     (5,801,989)  (.31)       54,922   .01

Other expense                                   (3,512)     .00         --       .00         (3,512)   .00          --     .00

Loss on sale or impairment of assets          (382,747)    (.06)        --       .00       (369,322)  (.02)         --     .00

Interest income, net                            35,622      .01        8,113     .01        (46,183)   .00        32,592   .00
                                           --------------         ------------       --------------         ------------

Income (loss) from continuing operations    (5,924,928)   (1.05)     132,204     .03     (6,221,006)  (.33)      87,514    .01

Net loss from discontinued
 operations                                       --              (1,092,703)                  --            (12,041,538)
                                           --------------         ------------       --------------         ------------

Net loss                                   $(5,924,928)          $  (960,499)           $(6,221,006)        $(11,954,024)
                                           --------------         ------------       --------------         ------------
                                           --------------         ------------       --------------         ------------

Net income (loss) per share - Primary and fully diluted:

  Continuing operations                    $     (0.68)          $      0.02          $       (0.77)         $      0.02

  Discontinued operations                  $      --                   (0.17)                  --            $     (1.91)
                                           --------------         ------------       --------------         ------------

Total net loss per share                   $     (0.68)          $     (0.15)         $       (0.77)         $     (1.89)
                                           --------------         ------------       --------------         ------------
                                           --------------         ------------       --------------         ------------

  Weighted average common shares
   outstanding                               8,713,911             6,759,079               8,130,471           6,314,005



          The accompanying notes are an integral part of these condensed financial statements.

                                                           MONTEREY PASTA COMPANY

                                               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                 (Unaudited)


                                                                                      NINE MONTHS ENDED
                                                                                      -----------------
                                                                           SEPTEMBER 29, 1996    OCTOBER 1, 1995*
                                                                           -------------------------------------
Cash flows from operating activities:
Net loss                                                                      $(6,221,006)       $(11,954,024)
Adjustments to reconcile net loss to net cash
   from operating activities:
       Restructuring charge                                                       104,230           6,822,000
       Depreciation and amortization                                              664,983           1,474,854
       Operating losses of franchise units                                              -             (90,925)
       Discount on note receivable                                                      -             160,000
       Decrease in tax benefit valuation allowance                                 13,057             (37,400)
       Loss on sale or impairment of assets                                       369,322                   -
       Reserve for inventory spoils, returns, allowances and bad debts            528,782                   -
       Unrealized interest income from:
          Held-to-maturity securities                                                   -             (24,483)
          Notes receivable                                                              -             (31,507)
       Effect of changes in operating working capital:
          Accounts receivable                                                  (1,553,942)           (268,893)
          Inventories                                                            (102,978)           (278,066)
          Prepaid expenses and other                                              400,441            (728,608)
          Accounts payable                                                        287,620             838,792
          Accrued liabilities                                                     560,121              56,046
          Accrued restructuring costs                                                   -            (340,640)
                                                                             --------------      --------------
       Net cash used in continuing operations*                                 (4,949,370)         (4,402,854)
       Net cash used in discontinued operations                                (2,307,562)                  -

Cash flows from investing activities:
       Redemption of held-to-maturity securities                                        -           1,735,616
       Proceeds from the sale of assets                                            70,383                   -
       Purchase of intangibles and other assets                                   (93,987)                  -
       Purchase of property and equipment                                      (1,547,369)         (3,260,089)
       Note receivable advances                                                         -                   -
                                                                             --------------      --------------
   Net cash used in investing activities                                       (1,570,973)         (1,524,473)
                                                                             --------------      --------------

Cash flows from financing activities:
       Repayment of long-term debt and capital
          lease obligations                                                             -            (575,636)
       Net proceeds from issuance of common stock                               3,816,206           3,352,854
       Net proceeds from issuance of preferred stock                            3,380,000                   -
       Proceeds from issuance of debt                                                   -             578,294
       Credit facility borrowings                                               7,984,303                   -
       Credit facility repayments                                              (6,970,701)                  -
                                                                             --------------      --------------
   Net cash obtained from financing activities                                  8,209,808           3,355,512
                                                                             --------------      --------------

Net decrease in cash                                                             (618,097)         (2,571,815)

Cash and cash equivalents at beginning of the period                            1,937,884           3,117,566
                                                                             --------------      --------------
Cash and cash equivalents at end of the period                               $  1,319,787        $    545,751
                                                                             --------------      --------------
                                                                             --------------      --------------

*  Amounts for 1995 include continuing as well as discontinued operations.



            The accompanying notes are an integral part of these condensed consolidated financial statements.

                             MONTEREY PASTA COMPANY
            NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

The condensed consolidated financial statements have been prepared by Monterey Pasta Company (the "Company") and are unaudited. Certain amounts shown in the 1995 financial statements have been reclassified to conform with the current presentation. The financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not necessarily include all information and footnotes required by generally accepted accounting principles, and should be read in conjunction with the Company's 1995 Annual Report on Form 10-K, as amended by Form 10-K/A. In the opinion of the Company, all adjustments necessary to present fairly the Company's consolidated financial position, results of operations and cash flows as of September 29, 1996, and for all periods presented have been recorded. A description of the Company's accounting policies and other financial information is included in the audited consolidated financial statements as filed with the Securities and Exchange Commission in the Company's Form 10-K for the year ended December 31, 1995, as amended by Form 10-K/A. The consolidated results of operations for the interim quarterly periods are not necessarily indicative of the results expected for the full year.

2.  STATEMENT OF CASH FLOWS

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Additions to property, plant and equipment during the nine months ended September 29, 1996, included $141,722 that were financed by advances from the equipment revolving line of credit and an additional $216,870 that was acquired through a capital lease agreement. Also, during the nine months ended September 29, 1996, debt and accrued interest totaling $4,020,456, net of expenses, were converted into common stock (see Note 6), and early settlement of a lease obligation was partially paid by the issuance of $35,000 of common stock.

During the quarter ended September 29, 1996, property and equipment with a carrying amount of $311,701 were transferred to assets held for sale (see
Note 5).

3.  NEW ACCOUNTING PRONOUNCEMENTS

In October 1995, Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", which requires adoption of the disclosure provisions no later than fiscal years beginning after December 15, 1995. The new standard defines a fair value method of accounting for stock options and other equity instruments. Under the fair value method, compensation is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period.

Pursuant to the new standard, companies are encouraged, but are not required, to adopt the fair value method of accounting for employee stock-based transactions. Companies are also permitted to continue to account for employee stock-based transactions under Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", but would be required to disclose in a note to the financial statements pro forma net income and earnings per share as if the Company had applied the new method of accounting.

The accounting requirements of the new standard are effective for all employee awards granted after the beginning of the fiscal year of adoption. The Company has elected to continue to account for stock-based compensation under APB No. 25 and will adopt the disclosure requirements of SFAS No. 123 in 1996.

4.  INVENTORIES

         Inventories consist of the following:

                                 September 29, 1996   December 31, 1995
                                 ------------------   -----------------
 Product ingredients                 $  452,296      $   530,511
 Finished goods                         297,388          353,484
 Paper and packaging materials          448,270          210,981
                                   ------------      -----------

 Total                             $  1,197,954      $ 1,094,976
                                   ------------      -----------
                                   ------------      -----------

5.  PROPERTY AND EQUIPMENT

Investments in property, plant and equipment are comprised of the following;

                                September 29, 1996     December 31, 1995
                                ------------------     -----------------
Machinery and equipment               $  3,534,821          $  3,398,749
Leasehold improvements                   1,733,428             1,550,963
Office furniture and equipment             451,729               522,902
Vehicles                                   582,533               732,424
                                      ------------          ------------
Subtotal                                 6,302,511             6,205,038

Less accumulated depreciation
 and amortization                       (1,409,092)           (1,049,380)
                                      ------------          ------------
Subtotal                                 4,893,419             5,155,658

Construction in progress                   924,917               183,810
                                      ------------          ------------

Total property and equipment             5,818,336             5,338,968

Assets held for sale                       311,701                    --
                                      ------------          ------------
Total                                  $ 6,130,037          $  5,338,968
                                      ------------          ------------
                                      ------------          ------------

During the third quarter, the Company identified certain property and equipment assets which are obsolete and/or no longer being used in the Company's operations. These assets, which are included in assets held for sale in the accompanying balance sheet, have been reduced to their estimated fair value of $311,701, resulting in a loss of $382,747 in the third quarter. The assets are expected to be sold or otherwise disposed of during the coming year.

6.  LONG-TERM DEBT

Components of long-term debt included the following:

                                     September 29, 1996    December 31, 1995
                                     ------------------   ------------------

Credit facility:
   Receivable and inventory revolver         $      -       $  52,375
   Equipment revolver                         361,683          63,178
   Equipment term loan                      1,135,894               -
7% Convertible note, due October, 1997              -       4,000,000
Other                                               -          15,046
                                       ---------------   -----------------
                                            1,497,577       4,130,599
Less current portion of
 long-term debt                               204,004               -
                                       ---------------   -----------------

                                           $1,293,573     $ 4,130,599
                                       ---------------   -----------------
                                       ---------------   -----------------

The Company believes that it may be in technical default of its loan and security agreement with Coast Business Credit, a division of Southern Pacific Thrift and Loan Association. This agreement maintains, among other covenants, that there be no material adverse change in financial condition or business of the Company as compared to the last statement provided to the lender. At this time, Coast Business Credit has not informed the Company that it is in violation of this loan covenant. The Company has not defaulted on its principal nor interest payments due Coast Business Credit.

During the first nine months of 1996, the 7% convertible note payable and accrued interest of $20,456 were converted into 973,476 shares of common stock of the Company. The average conversion price was $4.13 per share.

7.  INCOME TAXES

Income tax benefits resulting from the net operating loss carryforward generated for the nine months ended September 29, 1996, were fully offset with a valuation allowance due to uncertainties about realization.

8.  DISCONTINUED OPERATIONS

Subsequent to year-end 1995, the Company decided to discontinue the operations of its restaurant and franchise subsidiaries. As a result of this decision the Company wrote off its entire investment in its restaurant and franchise subsidiaries as of December 31, 1995.

Net revenues for the restaurant and franchise subsidiaries were $648,184 and $1,893,494 for the first quarters of 1996 and 1995 respectively, and $740,546 and $1,796,430 for the six months ended June 30, 1996 and July 2, 1995, respectively, as well as for the nine months ended September 29, 1996 and October 1, 1995 respectively.

On April 19, 1996, the Company closed a transaction pursuant to a Stock Purchase Agreement between itself and Upscale Acquisitions, Inc., a California corporation ("Upscale"), dated as of April 1, 1996 (the "Agreement"). Pursuant to the Agreement, the Company sold its shares in a wholly-owned subsidiary, Upscale Food Outlets, Inc. ("UFO"), a California corporation, which owns and operates restaurants in California, Colorado and Washington that feature pasta products under the name of "Monterey Pasta Company". The purchase price of the shares was $1,000 in cash and a note executed by Upscale in the principal amount of $2,500,000 ("Note"). The Company has elected to use the "cost recovery method" to account for the transaction, which defers recognition of income until payments are received. Mr. Lance H. Mortensen is the sole shareholder, Chief Executive Officer, President and a director of Upscale. Mr. Mortensen is also a director of the Company, and former Chairman of the Board, former Chief Executive Officer and former President of the Company.

The Agreement also provided for advances by the Company to Upscale to be added to the principal amount of the Note. Advances totaling $300,000 were added to the Note during the quarter ended June 30, 1996. During the third quarter an additional $50,000 was advanced to UFO by the Company.

In connection with the discontinuance of the restaurant operations, as of December 31, 1995, the Company established a reserve of approximately $2,964,000 to cover operating losses prior to sale as well as other costs and expenses connected with the discontinued operations. While most discontinued operational issues have been resolved, some issues are not yet completely settled, primarily compensation-related matters. Accordingly, the Company continues to carry a reserve of approximately $694,000.

9.  STOCKHOLDERS' EQUITY

In April, 1996, the Company sold approximately $3,696,000, net of expenses, of its common stock in a private offering to accredited investors at an average net price of $4.04 per share. The shares of common stock are restricted securities with registration rights. Purchasers of the common stock agreed not to sell such shares for one year from the date of purchase without the consent of the placement agent. Spelman & Co. acted as placement agent (the "Placement Agent") on a "best efforts", "any or all" basis. The Placement Agent received no cash commissions in the offering, but received warrants to purchase one share of common stock for each $10 in shares sold, exercisable at a price of $6.50 per share, for a term of seven years. The net proceeds from the offering were used by the Company for advertising, marketing, promotion, capital equipment and working capital. In May, 1996, the Board of Directors of the Company adopted a shareholders' rights plan, a copy of which was mailed to shareholders on May 31, 1996.

In August, 1996, the Company sold approximately $3,380,000, net of expenses, of convertible preferred stock. This preferred stock is convertible into common stock at 80% of the market value of the Company's common stock as defined in the subscription agreement. The 3,500 shares sold were privately placed with Pangaea Fund Ltd and GFL Performing Fund Ltd, and carry an annual dividend of $40 per share ($10 per quarter). The agreement provided for a ceiling of $9.00 per share with no minimum conversion price.

The purchaser and issuer entered into a Registration Rights Agreement providing that if a registration statement registering the related common shares is not declared effective by November 1, the issuer will pay penalties equal to 2% of the subscription price for the first month, and 3% thereafter until the registration becomes effective.

On August 23, 1996 the Company submitted a Form S-3 to the Securities and Exchange Commission (SEC) regarding registration of the common shares. As of November 15, 1996, the registration had not been declared effective. The Company is endeavoring to amend the registration statement to include an increased number of shares due to a decline in the Company's share price, and to revise financial information and management discussion. The
Company has incurred penalties of $70,000 in November under the Registration Rights agreement. The Company is endeavoring to amend the registration, but cannot forecast the date the registration will become effective.

Dividends on the preferred stock were payable October 1, 1996. The Company had the option of paying the dividends in common shares or cash. At this time, the Company has not made a decision relative to this option.

10. EMPLOYEE BENEFITS PLANS

The Company established a voluntary defined contribution 401(k) plan in 1996 that covers all employees who are not covered by a collective bargaining agreement, beginning on the first day of the calendar quarter after having completed Nine months of service. The plan allows for employer matching contributions. The Company is currently matching fifty percent of the first 6% contributed by employees. Employee and employer matching contributions are always 100% vested. The plan also provides for a voluntary profit sharing contribution by the Company at its election based on the eligible employees' salary as a percent of total eligible salaries. Profit sharing contributions vest over five years at 20% per year.

11. CONTINGENCIES

The Company has been named in a lawsuit filed by Anthony Giannini, the former Senior Vice President of Sales, claiming wrongful discharge, breach of contract and defamation of character. A reserve for estimated settlement costs has been accrued.

There are no other pending material legal proceedings, other than ordinary routine litigation incidental to the Company's business, to which the Company is a party or to which any of its property is subject. UFO, a subsidiary divested in 1996, is a defendant in approximately four lawsuits alleging breach of lease relating to restaurants closed in the second and third quarters of 1995.

Although there can be no assurance given as to the result of such legal proceedings, based upon the information currently available, management does not believe these proceedings will have a material adverse effect on the financial position or results of operations of the Company.

See also Footnote 10 of the Company's audited consolidated financial statements which are included in the Company's Annual Report filed on Form 10-K for the year ended December 31, 1995, as amended by Form 10-K/A, for a description of other items.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion should be read in conjunction with the financial statements and related notes and other information included in this report. The financial results reported herein do not indicate the financial results that may be achieved by the Company in any future period.

Other than the historical facts contained herein, this Quarterly Report contains forward-looking statements that involve substantial risks and uncertainties.
For a discussion of such risks and uncertainties, please see the Company's Annual Report on Form 10-K for the year ended December 31, 1995, as amended by Form 10-K/A. In addition to the risks and uncertainties discussed in the Annual Report, the risks set forth herein, including the Company's recent operating losses, possible need for additional capital, and ability to attract and retain qualified management, should be considered.


BACKGROUND

Monterey Pasta Company (the "Company") produces and markets premium quality refrigerated and frozen gourmet pasta and pasta sauces. The Company has traditionally sought to build national brand recognition and customer loyalty by employing targeted marketing and advertising programs that focus on developing complementary channels of distribution and multiple points of sale for the Company's products.

The Company sells pasta and pasta sauces through leading grocery store chains and club stores. As of September 29, 1996, more than 6,000 grocery and club stores offered the Company's products.

The Company currently offers over 30 unique varieties of pasta and sauce products that are produced using the Company's proprietary recipes, including refrigerated cut pasta, ravioli, tortelloni, tortellini and pasta sauces. The Company believes its pasta products appeal to value-conscious consumers who are seeking excellent quality and convenience.

Subsequent to the year ended December 31, 1995, the Company decided to discontinue the business of its restaurant and franchise subsidiaries. In 1995, the Company wrote off its entire investment in its restaurant and franchise subsidiaries and reclassified these subsidiaries as discontinued operations. On April 19, 1996, the Company closed the sale of its subsidiary pursuant to a Stock Purchase Agreement between itself and Upscale Acquisitions, Inc., a California corporation ("Upscale"), dated as of April 1, 1996 (the "Agreement"). The purchase price of the shares was $1,000 in cash and a note executed by Upscale in the principal amount of $2,500,000 ("Note"). Mr. Lance H. Mortensen is the sole shareholder, Chief Executive Officer, President and a director of Upscale. Mr. Mortensen is also a director of the Company, and former Chairman of the Board, former Chief Executive Officer and former President of the Company. The Company has elected to use the "cost recovery method" to account for the transaction, which defers recognition of income until payments are received. The Agreement also provided for advances by the Company to be added to the principal amount of the Note. Advances totaling $300,000 have been added to the Note during the quarter ended June 30, 1996. During the third quarter an additional $50,000 was advanced to UFO by the Company.

As part of the Company's efforts to build national brand recognition and loyalty, the Company introduced new product labels and promotional materials during the quarter. The Company also continued its capital investment program at its Monterey County manufacturing facility, including the completion of a new production line to increase manufacturing capacity.

As a result of the deterioration of operating results in the third quarter, the company has now redirected its operating focus on generating improved financial performance on its existing retail and club store business. In line with this, the Company has re-evaluated the benefits of advertising and promotional programs, together with overall expenditure and staffing levels. In addition, the Company has discontinued its efforts to sell to national food service distributors/contract feeders and nontraditional venues such as sports coliseums and universities. The Company will continue to market and sell its products through grocery and club stores.

RESULTS OF OPERATIONS

Net revenues increased to $5,670,820 for the quarter ended September 29, 1996 as compared to $5,089,044 for the quarter ended October 1, 1995. For the nine months ended September 29, 1996, net revenues increased to $18,670,838 from $12,878,291 for the nine months ended October 1, 1995. The increase in sales primarily results from customer gains in the East Coast and the Southern California markets.

Gross profit was $752,085 or 13% of net revenues for the third quarter of 1996, compared to $2,243,483 or 44% for the third quarter of 1995. The decline is in part due to higher than expected product returns and allowances related to market penetration on the East Coast and Los Angeles areas, partially offset by improved product manufacturing efficiency. For the nine months ending September 29, 1996, gross profit was $6,515,308 or 35% of net revenues, as compared to $5,881,260 or 46% for the equivalent period in 1995. The lower gross margin is associated with a significant marketing effort during the first three quarters of 1996, which resulted in reducing net sales and related gross profit due to higher allowances, discounts and product returns.

Selling, general and administrative expenses increased 202% to $6,104,487 for the quarter ended September 29, 1996, compared to $2,020,105 for the third quarter of 1995. For the nine months ending September 29, selling, general and administrative expenses increased 114%, to $11,654,450 compared to $5,442,876 for the nine months of 1995. Selling costs, particularly costs related to grocery store trade promotions and club store demonstrations, were higher as a result of the Company's efforts to obtain new customers and enter new geographic markets. Additionally, cost increases are attributable to the expansion of the Company's infrastructure which has required additional costs such as administrative and management salaries, recruiting and training of new personnel, modifying computer systems and related indirect costs.

Depreciation and amortization was $221,889 or 4% of net revenues for the quarter ended September 29, 1996 compared to $99,287 or 2% of net revenues for the same quarter of 1995. For the nine months ending September 29, 1996, depreciation and amortization was $662,847 or 3% of net revenues, compared to $383,462 or 3% of net revenues for the first nine months of 1995. These increases relate primarily to capital expenditures in the Monterey County production facility.

IMPACT OF INFLATION

    The Company believes that inflation has not had a material impact on its operations to date. Substantial increases in labor, employee benefits, ingredients and packaging, rents and other operating expenses could adversely affect the operations of the Company's business in future periods. The Company cannot predict whether such increases will occur.


LIQUIDITY AND CAPITAL RESOURCES

For the nine months ending September 29, 1996, cashflow used by continuing operations included $4,949,370 for working capital requirements and $1,547,369 for capital equipment acquisitions. Cashflow used by discontinued operations totaling $2,307,562 was related to the funding of wind down activities associated with the Company's discontinued restaurant and franchise subsidiaries.

During the first nine months of 1996, the Company raised $3,696,155, net of expenses, from private placement of 916,000 common shares at an average net price of $4.04 per share.

In August, 1996, the Company sold approximately $3,380,000, net of expenses, of convertible preferred stock. This preferred stock is convertible into common stock at 80% of the market value of the Company's common stock as defined in the subscription agreement. The Company anticipates using the proceeds for capital expenditures, working capital and other general corporate purposes.

On October 1, 1996, a dividend payment of $35,000, was due on the preferred securities. The Company has not yet elected whether to make the dividend payments in cash or common stock. The Company will incur interest expense of 12% per annum on the unpaid dividends.

As part of the above mentioned securities offering, the Company undertook its best effort to complete the registration of 2,622,073 common shares associated with the convertible offering. Due to decline in the Company's share price the number of shares to be registered will have to be increased to reflect the equivalent value of the shares to be converted. In addition, as a result of the resignation of the Company's auditors and legal counsel, the Company was unable to complete the timely amendment of the S-3 to reflect changes in the business. The Company remains committed to completing the offering, but risk remains regarding the timing of the listing.

At the end of September, the Company had $1,319,787 in cash. There is no assurance that current funds are sufficient to cover on-going business operations. The Company is currently seeking additional sources of financing.

SALES AND MARKETING

The Company has expended substantial resources on slotting allowances and other incentives in order to attract new customers. The Company is currently evaluating the effectiveness of these expenditures and has reserved
$474,663 for the writeoff of slotting allowances which may be determined to be non-recoverable, and of no future benefit.

As part of the Company's efforts to build national brand recognition and loyalty, the Company introduced new product labels and promotional materials during the quarter. The Company has reserved $323,350 for expected product returns including those products still outstanding with old labels.

As a part of the Company's restructuring plan, the Company has withdrawn from the food service and Military markets. As a result, the Company has taken a writedown of $292,242 for manufacturing equipment and vendor carts directly associated with these activities. In addition, a writedown to estimated fair value of $190,483 was taken for certain plant equipment replaced when the Company updated its production lines.

Further, as part of the Company's strategic refocusing, the Company has re-evaluated its advertising and marketing strategy. As previously disclosed in the Company's forms 10-K and 10-Q, the Company's strategy contained risks associated with expenditures related to attempts to increase market share and attract new customers. Based on an evaluation of the potential returns from significant media advertising campaigns, the Company has decided to withdraw its current media advertising efforts and forego future expenditures for this promotional mechanism. As a result, the Company has established a reserve of $324,663 to cover the writeoff of prepaid advertising and advertising production expense. The Company has also reserved for future commitments for which there are contractual obligations. As part of this change in strategy, the Company significantly reduced the staffing of its marketing department.

Going forward, the sales staff will report directly to the interim CEO, and will consist of regional sales personnel and support staff, focusing on the retail market, together with a direct store delivery ("DSD") group, supporting current DSD customers. In addition, the Company will continue its sales efforts to the club stores, including the in-store demonstration programs previously used by the Company.

The Company has also implemented an overall price increase effective October 1, 1996.

COST REDUCTIONS

The Company has significantly reduced its total corporate and plant administrative headcount and costs on a going-forward basis. As part of the plan to return to profitable operations and optimize the financial performance, the Company has decided to relocate its San Francisco, California headquarters to its manufacturing facilities in

Salinas, California. This move, expected to be complete by first quarter of 1997, is anticipated to result in a further substantial reduction of corporate and overhead costs.

In addition, the Company has significantly reduced the scope of its advertising and media campaigns. The Company will continue with those promotional activities, such as in-store demonstrations, that it considers effective and consistent with its ongoing sales objectives. In this light, the Company's slotting allowances, for example, are expected to decline significantly.

Consistent with these cost reduction initiatives, the Company has invested significant resources in retooling its Salinas production facilities to increase operating efficiencies as well as the shelf life of the products.

In a complementary move, the Company has announced an overall price increase and has revised its trade allowance and product return policies.

SETTLEMENT WITH FORMER EMPLOYEES

The Company has outstanding employment related disputes with three employees, Mr. Anthony Giannini, Mr. William Bender and Mr. Don Milan. Total settlement costs for Mr. Bender and Milan are included in the reserve for discontinued operations. Estimated charges associated with Mr. Giannini were charged to continuing operations.

MAJOR CUSTOMERS

     Two of the Company's retail customers, Price/Costco and Safeway, accounted for 44% and 10%, respectively, of the Company's sales for the nine months ended September 29, 1996. No other customer accounted for greater than 10% of net revenues for the period.

BUSINESS RISKS

     Certain characteristics and dynamics of the Company's business and of financial markets generally create risks to the Company's long-term success and to predictable quarterly results. These risks include:

     RECENT OPERATING LOSSES; NO ASSURANCE OF PROFITABILITY. The Company's profitability began to decline in 1994. In the 2nd quarter of 1994, the Company reported its first operating loss from continuing operations. The Company has reported additional operating losses from continuing operations in seven out of the nine quarters since then. The Company's operating loss for the quarter ended September 29, 1996 was $5,924,928. At September 29, 1996, the Company had an accumulated deficit of $31,257,674. There can be no assurance that the Company will return to profitability in the short term or ever.

     LIQUIDITY; NEED FOR ADDITIONAL CAPITAL. The Company believes that it will have sufficient resources to provide adequate liquidity to meet the Company's planned capital and operating requirements through March 1997. Thereafter, the Company's operations will need to be funded either with funds generated through operations or with additional debt or equity financing. If the Company's operations do not provide funds sufficient to fund its operations and the Company seeks outside financing, there can be no assurance that the Company will be able to obtain such financing when needed, on acceptable terms or at all. In addition, any future equity financing or convertible debt financing would cause the Company's shareholders to incur dilution in net tangible book value per share of Common Stock.

     HIRING AND RETENTION OF KEY PERSONNEL; MANAGEMENT TRANSITION. The success of the Company depends on the efforts of key management personnel. In the last quarter, a number of the corporate officers have left the Company. These include its President and Chief Executive Officer and Vice President -- Legal Affairs, who resigned on October 4, 1996 together with three additional Board members, and its Chief Financial Officer, who resigned on November 8, 1996. The Company currently has an interim Chief Executive Officer and an interim Chief Financial Officer, neither of whom has previously been a part of the Company's management team. The interim Chief Financial Officer, however, has spent several years with the Company as a Board member. The Company has begun to conduct a search for a new Chief Financial Officer and intends to begin its search for a new Chief Executive Officer in the fourth quarter of this fiscal year. The Company's success will depend on its ability: to operate under interim management; to attract qualified personnel, particularly in the finance area; to effect a smooth transition to new management, with minimal disruption in operations; and to motivate and retain key employees and officers. There can be no assurance that the Company will be able to effect smooth transitions to its interim management team or a new management team, that new officers will be hired or if hired will be able to perform effectively, or that significant management turnover will not continue in the future.

     VOLATILITY OF STOCK PRICE.  The market price of the Company's Common
Stock has fluctuated substantially since the initial public offering of the Common Stock in December 1993. Such volatility may, in part, be attributable to the Company's operating results or to changes in the direction of the Company's expansion efforts. In addition, changes in general conditions in the economy, the financial markets or the food industry, natural disasters or other developments affecting the Company or its competitors could cause the market price of the Company's common Stock to fluctuate substantially. In addition, in recent years, the stock market has experienced extreme price and volume fluctuations. This volatility has had a significant effect on the market prices of securities issued by many companies, including the Company, for reasons sometimes unrelated to the operating performance of these companies. Any shortfall in the Company's net sales or earnings from levels expected by securities analysts or the market could have an immediate and significant adverse effect on the trading price of the Company's Common Stock in any given period. Additionally, the Company may not learn of such shortfalls until late in the fiscal quarter, which could result in an even more immediate and significant adverse effect on the trading price of the Company's Common Stock.

     RISKS INHERENT IN FOOD PRODUCTION. The Company faces all of the risks inherent in the production and distribution of refrigerated food products, including contamination, adulteration and spoilage, and the associated risks of product liability litigation and declines in the price of its stock that may be associated with even an isolated event. The Company has a modern production facility, employs what it believes is state-of-the art thermal processing, temperature-controlled storage, HAACP programs intended to insure food safety, and has obtained USDA approval for its production plant. However, there can be no assurance that the Company's procedures will be adequate to prevent the occurrence of such events.

SEASONALITY AND QUARTERLY RESULTS

    The Company's grocery and club store accounts are expected to experience seasonal fluctuations to some extent. The Company's business in general may also be affected by a variety of other factors, including , but not limited to, general economic trends, competition, marketing programs, and special or unusual events.

COMPETITION AND DEPENDENCE ON COMMON CARRIERS

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

MARKETING AND SALES RISKS

The future success of the Company's efforts will depend on a number of factors, including whether grocery and club store chains will continue to expand the number of their individual stores offering the Company's products and whether allowances and other incentives to expand retail distribution. New markets increase the risk of significant product returns resulting from slower selling product than expected. In addition, grocery and club store chains continually re-evaluate the products carried in their stores and no assurances can be given that the chains currently offering the Company's products will continue to do so in the future. Should these channels choose to reduce or eliminate products, the Company could experience a significant reduction in product sales. As indicated previously, the Company remains dependent on the use of slotting allowances and other incentives to expand retail distribution. In order to reduce risk the Company has significantly reduced expansion into new markets.

PART II

ITEM 1.  LEGAL PROCEEDINGS

    Anthony Giannini, the Company's Senior Vice President of Sales was terminated on July 26, 1996. On September 23, 1996, Mr. Giannini filed suit in the Superior Court in the State of California in and for the County of San Mateo against the Company claiming wrongful discharge, breach of contract and defamation of character. This suit is claiming total damages of $1.7 million. Although there can be no assurance given as to the results of such legal proceedings, based upon information currently available, management does not believe these proceeding will have a material adverse effect on the financial position or results of operations of the Company.

ITEM 2.  CHANGES IN SECURITIES

    At a Special Meeting held August 1, 1996, the Company's shareholders approved a proposal to change the Company's state of incorporation from California to Delaware by merging the Company into its wholly-owned Delaware subsidiary. On August 7, 1996, the Company was, through this merger, reincorporated in the state of Delaware. As a result, the rights of holders of all classes of the Company's stock are now governed by the Company's Certificate of Incorporation and Bylaws, which are in accordance with Delaware law, and by Delaware General Corporation Law.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    The Company believes that it may be in default of the covenants under its loan and security agreement with Coast Business Credit, a division
         of Southern Pacific Thrift and Loan Association.   This agreement
         requires that there be no material adverse change in financial condition or business of the Company as compared to the last statement provided to the lender. At this time, Coast Business Credit has not informed the Company that it is in violation of this loan covenant. The Company has not defaulted on its principal nor interest payments due Coast Business Credit.

    In August 1996, the Company sold approximately $3,380,000, net of expenses, of preferred stock which is convertible into common stock at 80% of the market value of the Company's common stock shares on date of conversion. The purchaser and the Company entered into a Registration Rights Agreement providing that if a registration statement registering the related common shares is not declared effective by November 1, the issuer will pay penalties equal to 2% of the subscription price for the first month, and 3% thereafter until the registration becomes effective.

    On August 23, 1996 the Company submitted a Form S-3 to the Securities and Exchange Commission (SEC) regarding registration of the common shares. As of November 15, 1996, the registration had not been declared effective. The Company is endeavoring to amend the registration statement to include an increased number of shares due to a decline in the Company's share price, and to revise financial information and management discussion. The Company has incurred penalties of $70,000 in November under the Registration Rights agreement. The Company cannot forecast the date the registration will become effective.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Pursuant to a Notice dated June 28, 1996, the
         Company held a Special Meeting of Shareholders on August 1, 1996, and the shareholders voted on following three proposals:

1. To approve a change in the Company's state of incorporation from California to Delaware through merger of the Company with and into a wholly-owned subsidiary incorporated in Delaware, pursuant to an agreement and plan of merger;

2. To amend the Company's Articles of Incorporation to increase the number of shares of Common Stock authorized from 20,000,000 to 70,000,000 and to reduce the number of shares of Preferred Stock authorized from 5,000,000 to 1,000,000; and

3. To amend the Company's First Amended and Restated 1993 Stock Option Plan to increase the number of shares reserved for issuance thereunder from 1,200,000 to 1,740,000.


(1)    Change in state of incorporation:

       For:  4,645,774       Against:  420,314      Abstain:  17,435

(2)    Amendment of Articles of Incorporation:

       For:  5,233,941       Against:  784,200      Abstain:  40,510

(3) Amendment to First Amended and Restated 1993 Stock Option Plan to increase number of shares reserved for issuance thereunder:

       For:  5,258,314       Against:  455,825     Abstain:  49,243

ITEM 5.  OTHER INFORMATION

    The Company has experienced changes in management and changes in its Board through the current period.

    MANAGEMENT CHANGES:

    TONY GIANNINI- SENIOR VICE PRESIDENT OF SALES:
                   TERMINATED ON JULY 26, 1996

    NORMAN E. DEAN- PRESIDENT AND CHIEF EXECUTIVE OFFICER
                    RESIGNED ON OCTOBER 4, 1996

    ROBERT J. OTTO- EXECUTIVE VICE PRESIDENT:
                    RESIGNED ON OCTOBER 4, 1996

    CAROLYN MAR- VICE PRESIDENT AND CORPORATE SECRETARY:
                    RESIGNED ON OCTOBER 4, 1996

    KAREN L. BORIE, DIRECTOR OF SPECIAL SALES:
                    TERMINATED ON OCTOBER 17, 1996

    P. DAWN CALDWELL, SENIOR VICE PRESIDENT OF MARKETING:
                    TERMINATED ON OCTOBER 17, 1996

    MARSHALL STEVENS- APPOINTED INTERIM PRESIDENT:
                    APPOINTED ON OCTOBER 4, 1996

    KENNETH A. STEEL JR.- APPOINTED INTERIM CHIEF EXECUTIVE OFFICE
                           AND ELECTED TO THE BOARD OF DIRECTORS:
                    APPOINTED ON OCTOBER 24, 1996

    STEPHEN KENNEDY- VICE PRESIDENT AND CHIEF FINANCIAL OFFICER:
                    RESIGNED ON NOVEMBER 8, 1996

    CHARLES BONNER- APPOINTED INTERIM CHIEF FINANCIAL OFFICER:
                    APPOINTED ON NOVEMBER 11,1996

    BOARD MEMBERS CHANGES:

    CHRISTOPHER G. GILLIAM- DIRECTOR:
                    RESIGNED ON OCTOBER 4, 1996

    E. MICHAEL MOONE- DIRECTOR:
                    RESIGNED ON OCTOBER 4, 1996

    PAUL MILLER- DIRECTOR:
                    RESIGNED ON OCTOBER 4, 1996

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits: The exhibits listed in the accompanying exhibit index on page 22 are sequentially numbered and are filed or incorporated by reference as part of this report.

    (b)  Reports on Form 8-K:

         (1) Report on Form 8-K filed on October 17, 1996, the Board of Directors, at a special board meeting held October 4, 1996, accepted the resignation of Mr. Norman "Ned" Dean as President and Chief Executive Officer. The Board also accepted the resignations of three Board members, Christopher G. Gilliam, Paul Miller and E. Michael Moone.

            (2) Report on Form 8-K filed on October 25, 1996, reported the resignation of Deloitte & Touche LLP as the Company's independent public accountants and announced the engagement of BDO Seidman, LLP as its independent public accountants effective October 25, 1996.

             (3) Report on Form 8-K/A filed on November 8, 1996, amended the October 25, 1996 8-K filing to include reference to Deloitte & Touche LLP's October 31 letter which noted that the accountants first notified the Company's Board of Directors of its concerns about alleged potential violations of the Company's policy on insider trading by three directors on October 18, the day it resigned as the Company's independent public accountants. This filing also included notice of the resignation of Stephen J. Kennedy, Vice President and Chief Financial Officer, effective November 8, 1996.

                  This filing noted that the Company's Interim Chief
                  Executive Officer conducted a preliminary investigation, which revealed margin calls with respect to two directors in violation of the Company's trading policy, and that the Company had retained new securities counsel, Gray Cary Ware and Freidenrich on October 30, 1996 to confirm the results of this investigation, and to expand the scope of review through prior periods.

                                      SIGNATURES



    Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   MONTEREY PASTA COMPANY


Date: November 18, 1996       By: /s/ K KENNETH S.  STEEL, JR.
                                     ----------------------------
                                     Kenneth S. Steel, Jr.
                                     Chief Executive Officer



                                 By:  /s/   CHARLES B. BONNER
                                     --------------------------
                                     Charles B. Bonner
                                     Chief Financial Officer

                                  INDEX TO EXHIBITS

NUMBER                       EXHIBIT TITLE                  SEQUENTIALLY
                                                              NUMBERED
                                                               PAGES

 27.1      Financial Data Schedule