Form 10-K
period 1996-12-29
MONTEREY PASTA CO
filed 1997-04-14
CIK 913032

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON DC  20549

                                      FORM 10-K


[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934
       For the fiscal year ended December 29, 1996
                                                  OR
[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934
       FOR THE TRANSITION PERIOD FROM ________________ TO ________________

Commission file number 0-22534-LA

                               MONTEREY PASTA COMPANY
                (Exact name of registrant as specified in its charter)

        DELAWARE                                        77-0227341
(State of incorporation)                    (IRS employer identification number)

                                 1528 Moffett Street
                              Salinas,  California 93905
                                    (408) 753-6262
       (Address, including zip code, and telephone number, including area code, of Registrant's principal executive offices)


Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, no par value

    Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
YES  X    NO
    ---      ---

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ _____ ]

    The approximate aggregate market value of the voting stock held by non-affiliates of the issuer as of March 31, 1997 was $17,750,000. The number of shares outstanding of the issuer's common stock as of March 31, 1997, was 8,874,908.

DOCUMENTS INCORPORATED BY REFERENCE:    Proxy statement for the 1997 Annual
Meeting of Stockholders

                                        PART I


ITEM 1.  BUSINESS

INTRODUCTION

    Monterey Pasta Company was incorporated in June 1989 as a producer of refrigerated gourmet pasta and sauces to restaurants and grocery stores in the Monterey, California area. The Company has since expanded its operations to provide its products to grocery and club stores throughout the United States. The Company's overall strategic plan is to enhance the value of the Monterey Pasta Company brand name by distributing its gourmet pasta products through multiple channels of distribution.

     Monterey Pasta produces and markets premium quality refrigerated gourmet pasta and pasta sauces, emphasizing superior flavors and innovative products. Monterey Pasta seeks to build brand recognition and customer loyalty by employing an aggressive marketing program that focuses on developing multiple points of sale for the Company's products. The Company markets and sells its products primarily through grocery and club stores.

    Monterey Pasta currently offers 38 varieties of contemporary gourmet pasta products that are produced using the Company's proprietary recipes, including refrigerated cut pasta, ravioli, tortelloni, tortellini, and pasta sauces. Examples of the Company's pasta and pasta sauces include: Snow Crab Ravioli, Smoked Salmon Ravioli, Gorgonzola Roasted Walnut Ravioli, Sweet Red Pepper Fettuccini, Sun Dried Tomato Pesto Sauce, Roasted Garlic Artichoke Sauce; and the new Reduced Fat Herb Alfredo and Reduced Fat Sundried Tomato Cream sauces. Other products introduced in 1996 include Five Cheese Tortelloni, Low Fat Ravoli, Chicken Sausage Ravoli, Chicken Tarragon Ravioli, and Roasted Garlic Chicken Ravioli, as well as the new dessert raviolis, Apple Cinnamon and Chocolate Raspberry and dessert sauces, Vanilla Creme and Raspberry. Monterey Pasta believes its pasta products appeal to health-conscious consumers who are seeking excellent quality, convenience and value as well as innovative taste combinations.

    The Company sells its pasta and sauces through leading grocery store chains, including Safeway, Albertsons, Giant Foods, Stop & Shop, Hannaford Bros, Brunos, H.E. Butt, Kroger, Star Markets, Shaws, and Nob Hill; and club store chains such as Price/Costco, Sams and BJ's. As of December 29, 1996, a total of 3,585 grocery and club stores offered Monterey Pasta's products.

    Effective December 31, 1995, the Company discontinued the business of its restaurant and franchise subsidiaries, and wrote off its entire $7,693,000 investment. Accordingly, the restaurant and franchise businesses are accounted for as discontinued operations in the accompanying consolidated financial statements for all periods presented. In 1996, the Company sold its restaurant subsidiary to an entity owned by Mr. Lance H. Mortensen, a former Chairman, Chief Executive Officer, and Board member of the Company. In late 1996, the Company discontinued its efforts to sell to national food service distributors/contract feeders, and nontraditional venues such as sports coliseums and universities.

    The success of the Company's efforts will depend on two key factors: (1) whether grocery and club store chains will continue to increase the number of their stores offering the Company's products, and (2) whether the Company can continue to increase the number of grocery and club store chains offering its products. Grocery and club store chains continually re-evaluate the products carried in their stores, and no assurances can be given that the chains currently offering the Company's products will continue to do so in the future.

    In April 1996, the Company sold approximately $3,786,000, net of expenses, of its common stock in a private offering to accredited investors at an average net price of $4.21 per share. The shares of common stock are restricted securities with registration rights. Purchasers of the common stock agreed not to sell such shares for one year from the date of purchase without the consent of the placement agent. Spelman & Co. acted as placement agent (the "Placement Agent") on a "best efforts", "any or all" basis. The Placement Agent received no cash commissions in the offering, but received warrants to purchase one share of common stock for each $10 in shares sold, exercisable at a price of $6.50 per share, for a term of seven years. The net proceeds from the offering were used by the Company for advertising, marketing, promotion, capital equipment and working capital. In May 1996, the Board of Directors of the Company adopted a shareholders' rights plan, which was approved on May 7, 1996.

    In August 1996, the Company sold approximately $3,308,000, net of expenses but before deemed dividend of $875,000 resulting from the guaranteed conversion discount, of convertible preferred stock. This preferred stock is convertible into common stock at 80% of the market value of the Company's common stock as defined in the subscription agreement.

    In August 1996, Company was re-incorporated in the state of Delaware.

    The Form 10-K contains forward-looking statements within the meaning of
Section 27A of the Securities and Exchange Act of 1933, and Section 21E of the Securities and Exchange Act of 1934, that involve substantial risks to the Company, including statements about the Company's recent operating losses, the possible need for additional capital, and the ability to attract and retain qualified management. In connection therewith, please see the cautionary statements contained herein in "Business Risks" which identify important factors that could cause actual results to differ materially from those in the forward-looking statements.


INDUSTRY OVERVIEW

    The Company believes that the U.S. retail market for refrigerated pasta is large, growing and highly fragmented. Although refrigerated pasta products are not new, fresh pasta and pasta sauce were essentially created as a national specialty food category in 1986 when Nestle Fresh Foods Co., a division of Nestle S.A. ("Nestle"), introduced its Contadina-Registered Trademark- brand of fresh pasta. In 1990, Kraft General Foods, Inc., a division of Philip Morris ("Kraft"), unveiled its DiGiorno-Registered Trademark- brand of fresh pasta nationally.

    The Company believes that the growth in the fresh pasta category has been aided by several factors including both the intensive advertising by Nestle and Kraft and the changing consumer taste preferences to favor distinctive, high quality, freshly prepared healthy foods. The Company further believes that consumers are demanding more healthful food products as they learn more about the importance of one's diet in a healthy lifestyle. For example, the U.S. Surgeon General has recommended that consumers lower the percentage of calories from fat in their diets to no more than 30% (from the existing 37% average) and the U.S. Department of Agriculture recommends that 60-70% of Americans' daily caloric intake come from complex carbohydrates. Consequently, much of consumers' demand for more healthful food products is focused on lowering the fat content of their diets and increasing their intake of complex carbohydrates. The Company believes that the sale of pasta, which is generally low in fat and high in complex carbohydrates, is benefiting from the trend towards healthier eating.

    No assurance can be given that the refrigerated pasta and sauce industry will continue to expand. Nor can there be any assurance that current levels of public attention to personal health, fitness and diet or current perceptions of healthfulness associated with fresh pasta and pasta sauces will continue in the future. In particular, the public perception of the healthfulness associated with pasta-based meals may decline due to a recent study by the Center for Science in the Public Interest finding high fat content in cheese and cream-based pastas and pasta sauces. The Company has recently introduced low-fat sauces and low-fat ravioli in response to such concerns.

Additionally, as the Company expands to different regions of the United States, the Company may encounter differing public perceptions and concerns about health and diet. This may adversely impact the Company's marketing and expansion strategy and cause it to incur greater expenses in promoting its products.


STRATEGY

    Monterey Pasta's objective is to become a leading regional supplier of refrigerated gourmet pasta and pasta sauces through distribution of its products to grocery and club stores. The key elements of the Company's strategy include the following:

- Create brand awareness by communicating to the consumer that Monterey Pasta Company provides a healthful and nutritious line of products and to promote repeat business by reinforcing positive experiences with the Company's products.

- Introduce new products on a timely basis to maintain customer interest and to respond to changing consumer tastes. In order to maximize its margins, the Company will focus most of its efforts to those new products that can be manufactured and distributed out of its Salinas, California facility and will supplement its existing line of cut pasta, ravioli, tortelloni, tortellini, and sauces.

- Reduce total operating costs through continual evaluation of administrative and production staffing and procedures. The Company will consider additional minor capital improvements at its manufacturing facility in order to increase production efficiencies and capacities and to reduce the Company's cost of goods.

- Expand market share through same-store revenue growth, geographic diversification, and product line expansions.

    The Company will continue to redirect its advertising and promotional activities from a national campaign to specific programs customized to suit its retail grocery and club store accounts. This will include an increase of in-store demonstrations, coupons, scan backs and other related activities.


PRODUCTS

    The Company produces and markets the following gourmet refrigerated cut pasta, ravioli, tortelloni, tortellini and pasta sauces under the Monterey Pasta Company product name:


         CUT PASTA:                         YEAR INTRODUCED
         ----------                         ---------------
              Egg Fettuccini                           1989
              Egg Linguini                             1989
              Garlic Basil Fettuccini                  1989
              Sweet Red Pepper Fettuccini              1989
              Angel Hair                               1989

         RAVIOLI:
         --------
              Garlic Basil/Cheese                      1989
              Spinach and Cheese                       1989

              Gorgonzola Roasted Walnut                1989
              Garden Vegetable                         1990
              Snow Crab                                1993
              Smoked Salmon                            1992
              Smoked Monterey Jack/Cilantro            1992
              Mediterranean                            1993
              Roasted Turkey                           1993
              Vermont Cheddar/Roasted Garlic           1994
              Chicken Tarragon                         1996
              Low Fat Cheese                           1996
              Chicken Sausage                          1996
              Roasted Garlic Chicken                   1996
              Apple Cinnamon                           1996
              Chocolate Raspberry                      1996

         TORTELLONI:
         -----------
              Spinach Mushroom                         1994
              Sundried Tomato and Asiago Cheese        1994
              Five Cheese                              1996

         TORTELLINI:
         -----------
              Garlic Basil Cheese                      1996

         SAUCES:
         -------
              Sweet Tomato Basil                       1989
              Fresh Herb Alfredo                       1993
              Pesto                                    1989
              Sundried Tomato Cream                    1991
              Sundried Tomato Pesto                    1992
              Roasted Garlic Artichoke                 1995
              Reduced Fat Herb Alfredo                 1995
              Reduced Fat Sundried Tomato Cream        1995
              Lemon Peppercorn                         1996
              Thick and Chunky Tomato Basil            1996
              Tomato                                   1996
              French Vanilla Creme                     1996
              Raspberry Sauce                          1996


    The Company is committed to diversifying its product offerings with innovative new pasta products and product lines. The Company's product development team and product development consultants focus on creating new pasta products that innovatively blend complementary tastes, food textures and ingredients while strictly adhering to the Company's emphasis on freshness, healthfulness and quality. As new products are introduced, selected items will be discontinued to help ensure that the product line is focused on consumer demand, to maximize the Company's return on its shelf space in grocery and club stores, and to respond to changing trends and consumer preferences.

    The Company's refrigerated cut pasta, ravioli, tortelloni, tortellini and pasta sauces are packaged in clear lightweight containers which reveal the fresh appearance of its products. Monterey Pasta presents its product with a colorful logo, distinctive packaging styles, ingredient information and cooking instructions to communicate the gourmet, fresh and healthful qualities of its pasta and pasta sauces.

    The goal of the Company is to introduce new products on a timely and regular basis to maintain customer interest and to respond to changing consumer tastes. There can be no assurance that the Company's efforts to achieve such a goal will result in successful new products or product lines or that new products can be developed and introduced on a timely and regular basis. If the Company's new products are not successful, the Company's grocery and club store sales may be adversely affected as customers seek new products.


PRODUCTION

    The Company produces its refrigerated pasta products in a Monterey County, California facility which, in 1995, was expanded to 37,666 square feet from its initial configuration of 10,000 square feet. It is strategically located in one of the largest produce-growing regions in the United States and is near several major vendors and food service distributors. The expanded facility is certified by the United States Food and Drug Administration (USDA) and utilizes state of the art thermal processing, chilling and packaging processes.

    The current facility is staffed by approximately 178 employees, including purchasing agents, quality control, accounting personnel, sales staff, drivers, and production line workers. Refrigerated pasta is manufactured at the facility using high quality ingredients such as Extra Fancy Durham wheat, whole eggs or egg whites, fresh herbs and IQF herbs and spices, and local cheeses and milk products. The ingredients are mixed in accordance with the Company's proprietary recipes. After filling with fresh and unusual fillings such as snow crab, smoked salmon, and Vermont cheddar cheese, the ravioli and tortellini products receive a prescribed thermal process (pasteurization) to insure product safety and to preserve flavor, quality and shelf life. The product is then chilled immediately and packaged in controlled atmosphere trays. Pasta sauces are mixed and processed in individual batches in accordance with the Company's proprietary processes and recipes and then directly packed and sealed in plastic containers. After preparation, processing, chilling and packaging, all pasta and sauces are kept in cold storage to preserve quality and shelf life.

    The Company continuously reviews a variety of small capital projects for the production department. The future addition of assets will be evaluated for increased efficiency, flexibility and need. The Company maintains adequate production capacity to accommodate the forecasted growth of its current product line over the next two to three years.


DISTRIBUTION

    The Company's success depends upon an effective system of distribution for
its products.   Through March 1997, Monterey Pasta used its direct store
delivery system ("DSD") to deliver its products in Northern California. As part of the plan to nationalize its operations, the Company will reduce or assign to food distributors its direct store delivery system in April 1997. The Company has converted its largest DSD account, Safeway Stores, to warehouse direct delivery in March 1997. To distribute its products to other parts of the country, the Company uses common carriers. The dependence on other companies for delivery of its products poses a risk to the Company. While this method of delivery has been reliable and available at acceptable rates thus far, there can be no assurance that the Company will continue to be able to negotiate acceptable freight rates in the future and that delivery will not be disrupted for reasons including, but not limited to, adverse weather, natural disasters or labor disputes in the trucking industry.

    The Company is in negotiations as of March 31, 1997 with a former employee who wants to purchase DSD assets and obtain a supply contract with the Company.


GROCERY CHAIN AND CLUB STORE SALES

    Monterey Pasta sells its refrigerated pasta and pasta sauces to chain grocery and club stores.

                              NUMBER OF STORES CARRYING MONTEREY PASTA PRODUCTS
                              -------------------------------------------------
                                        1994           1995           1996
                                        ----           ----           ----

    Retail Grocery Stores               1202           4241           3413
    Club Stores                           89            115            172

                                        ----           ----           ----
    TOTAL                               1291           4356           3585
                                        ----           ----           ----
                                        ----           ----           ----

    For the years 1994, 1995 and 1996, Price/Costco and Safeway each accounted for approximately 45% and 13%, 47% and 12%, and 41% and 9%, respectively, of
total revenues.   No other customers accounted for greater than 10% of the
Company's net revenues during this period. The Company currently sells its products to four separate Price/Costco regions which make purchasing decisions independently of one another. These regions re-evaluate, on a regular basis, the products carried in their stores. There can be no assurance that these Price/Costco regions will continue to offer Monterey Pasta products in the future or continue to allocate Monterey Pasta the same amount of shelf space. As such, the loss of either of those customers would materially adversely affect the Company's business operations.

    In 1996, the average grocery store carried 11 individual Monterey Pasta products, or Stock Keeping Units ("SKUs"), and the average club store carried 12 SKUs.


NONTRADITIONAL VENUES

    As result of the deterioration of operating results in 1996, the Company has redirected its operating focus to generating improved financial performance in its existing retail grocery and club store business. In line with this decision, the Company has discontinued its efforts to sell to national food service distributors and nontraditional venues such as sports coliseums, universities and the military.

MARKETING

    The Company's marketing strategy is to create brand awareness by communicating to the consumer that Monterey Pasta Company provides a gourmet quality nutritious line of products and to promote repeat business by reinforcing positive experiences with the Company's products. The Company's approach includes the introduction of new products on a timely basis to maintain customer interest and to respond to changing consumer tastes. Additionally, the Company will continue to expand its sales into those geographic regions that will best support the purchase of the Company's upscale, premium grade products.

COMPETITION

    The Company's business is subject to significant competition. The fresh pasta and pasta sauce industry is highly competitive and is dominated by a small number of very large national companies, such as Nestle, with its Contadina-Registered Trademark- brand, and Kraft, with its DiGiorno-Registered Trademark- brand, along with a number of regional competitors, such as Mallards, Romance and Trios. Multinational competitors and many of the regional competitors have significantly more brand name recognition, marketing personnel, and cash resources than the Company. Moreover, competition for shelf space in grocery stores is intense and poses great difficulty for smaller food companies.

    To date, the Company has benefited from the marketing efforts of Nestle and Kraft and certain large regional companies. These companies have committed significant financial resources towards advertisement, promotion and development of the fresh pasta and pasta sauce industry, which have contributed to the rapid expansion of this market and to the increased consumer attention to the refrigerated pasta and sauce category. No assurance, however, can be given that these large companies will continue to expend such resources in the future or that the Company will continue to enjoy such benefits. In the future, the Company may be required to incur significantly greater expenses for promotion, advertisement and marketing, which could adversely affect profitability. There can be no assurance that the Company will be able to commit funds to promotion, advertisement and marketing while operating profitably.

    Competitive factors in the refrigerated pasta and sauce industry include brand awareness, product quality and taste, healthfulness, price and availability of grocery and club store shelf space. The Company's suggested retail prices are slightly higher than its competitors' prices to emphasize the premium quality of its product line. The Company believes the excellent quality, taste and healthfulness of its products are superior to that of its competitors, although its brand name recognition and access to grocery shelf space is significantly less than many of its competitors. The Company believes that the variety of its product line, which focuses on contemporary California cuisine, provides a competitive advantage over many companies who market traditional Italian-style pasta and sauce products.


MANAGEMENT

    As of March 31, 1997, the directors, executive officers and other officers, and certain significant employees of the Company are as follows:


    Directors and Executive Officers:


    NAME                                 AGE     POSITION
    ----                                 ---     --------

    Charles B. Bonner                     55     Director

    Daniel J. Gallery                     42     Director

    Floyd R. Hill                         53     Director

    Timothy J. Ryan                       57     Director

    Kenneth A. Steel, Jr.                 39     Chief Executive Officer and
                                                 Director

    Robert F. Steel                       42     Director

    Van Tunstall                          50     Director

    James Wong                            50     Director

    James S. Serbin                       44     Chief Financial Officer



    Other officers and certain significant employees:


    George W. Hammond                     46     Corporate Secretary and Plant
                                                 Controller

    Roy  G. Scotton                       37     Plant Manager

    Peter F. Klein                        37     Plant Superintendent

    Jody Cook                             36     Senior Zone Manager

    Joseph  Stirlacci                     37     Western Zone Manager


    Normally each director is elected for a period of one year and serves until his or her successor is duly elected by the shareholders. Directors can be elected by the Board to serve between annual shareholder meeting elections.

    The principal occupations of each director and executive officer of the Company, for at least the past five years, are as follows:

    CHARLES B. BONNER, DIRECTOR. Mr. Bonner served as a Director of the Company from 1993 through January 1995, at which time he resigned as a Director due to other business commitments. He was reappointed as a Director effective September 1995. Mr. Bonner is president of Pacific Resources, Inc., a merger and acquisition advisory firm, a position he has held since September 1989. From 1979 to 1989, Mr. Bonner was president of Bonner Packing Company, a privately-held Fresno, California based dried fruit producer. Mr. Bonner also serves as a director for the following privately-owned corporations: O.K. Produce Company, Spencer Fruit Company, Charles Tingey Associates, Organic
Food Products, and Murphy's Express.

    DANIEL J. GALLERY, DIRECTOR.   Mr.  Gallery has been a Director of the
Company since January 1995. In 1984, Mr. Gallery co-founded Denver-based Carts of Colorado, Inc., a designer and manufacturer of mobile and modular merchandising equipment. As executive vice president of sales and marketing, Mr. Gallery is responsible for worldwide sales and marketing for Carts of Colorado.

    FLOYD R. HILL, DIRECTOR. Mr. Hill co-founded the Company in 1989, served as its Secretary/Treasurer and Chief Executive Officer until 1993, and served as a Director of the Company from 1989 until 1994. Mr. Hill became a Director again in January 1995. Mr. Hill served as the Senior Vice President of Production from August 1993 until November 1995. From 1969 until 1991, Mr. Hill was employed by Eli Lilly & Co. in various marketing and product development positions. Mr. Hill is currently the president and chief executive officer of Organic Food Products.

    TIMOTHY J. RYAN, DIRECTOR. Mr. Ryan has been a Director of the Company since September 7, 1995. Mr. Ryan, a consultant with his own firm, Tim Ryan & Associates, Inc., consulted with the Company during the first quarter of 1995 and was acting Chief Operating Officer of the Company from March 1995 until October 1995. From 1988 to 1995, Mr. Ryan was employed by Taco Bell, Inc., a division of PepsiCo, serving as senior vice president, Full Service Dining from 1993 to 1995 and senior vice president, Marketing and New Concepts from 1988 to 1993. Mr. Ryan served as president of Sizzler USA from 1994 to 1996.

    KENNETH A. STEEL, JR.,  CHIEF EXECUTIVE OFFICER AND DIRECTOR.   Mr. Steel
was elected CEO and Director of the Company in October of 1996. He is a stockholder of and continues to serve as executive vice president with K.A. Steel Chemicals, Inc., a position he has held since 1979. During this tenure he has been instrumental in corporate mergers and acquisitions as well as reorganization and turnaround opportunities. He serves on the board of directors of Organic Food Products of Morgan Hill, California and M.D. Labs, Inc. of Tempe, Arizona.

    ROBERT F. STEEL, DIRECTOR,   Mr. Steel, brother of the Chief Executive
Officer, was elected to the Board in March, 1997. He is president, CEO, and a stockholder of K.A. Steel Chemicals, Inc., a Chicago based chemical distribution and manufacturing company, and chairman and owner of Montana Metal Products, a precision sheet metal fabrication and machining company. Mr. Steel holds managing director positions with Platinum Venture Partners, Inc., a venture capital partnership of investors who own and operate their own businesses, D-Vision Systems, a video editing software company, and Forest Financial Corporation, an information technology lease finance company. Additionally, Mr. Steel serves as a director for Affiliated Chemical Group, Ltd., Whittman-Hart, Flatlander's Brewing Company, and Blue Rhino Corporation.

    VAN TUNSTALL,  DIRECTOR.   Mr. Tunstall was elected to the Board of
Directors in February, 1997. He is currently consulting with a variety of companies. Mr. Tunstall was a senior executive with Gilroy Foods, Inc., an international manufacturer of various food product ingredients, from 1987 to 1995. He served as president and chairman of the Board from 1991 through 1995. Previously, Mr. Tunstall held various positions with McCormick & Company. Inc.

    JAMES WONG,  DIRECTOR.   Mr. Wong was elected to the Board of Directors in
March, 1997. He functions as chairman and chief executive officer of Directions International, a U.S. based management consulting firm which he founded. He has worked on five continents facilitating strategic alliances with suppliers and joint venture partners to improve global market share and profitability. Mr. Wong serves as a director on a variety of boards for both profit and not-for-profit, privately held organizations.

    JAMES S. SERBIN, CHIEF FINANCIAL OFFICER.    Mr. Serbin joined the Company
as Chief Financial Officer in March, 1997. From 1985 to January 1997, Mr. Serbin was president and sole stockholder of his own CPA firm, a professional corporation in Phoenix, Arizona, while employed as controller for two closely held Arizona operations. Prior to 1985, Mr. Serbin held a senior financial position with Carter Hawley Hale Stores, retail department stores, after working in both tax and audit with Semple & Cooper and Coopers & Lybrand, certified public accounting firms.

    The principal occupations of other certain significant employees of the Company, for at least the past five years, are as follows:

    GEORGE W. HAMMOND, PLANT CONTROLLER AND CORPORATE SECRETARY. Mr. Hammond came to the Company as Plant Controller in February 1996 after 23 years with Nestle Food Company, a major producer of food products. He served as plant controller with their Contadina Foods division, their Carnation Evaporated Milk operation and their Nestle Chocolate/Confections division. He brought a broad breadth of food processing plant operations experience as well as expertise in cost controls, manufacturing standards, and purchasing. Mr. Hammond was appointed Corporate Secretary in March 1997.

     ROY G. SCOTTON, PLANT MANAGER. Mr. Scotton joined the Company in June 1996 as Production Manager and was subsequently promoted to Plant Manager. Nine years in production supervision at Nestle Food Company seasoned Mr. Scotton for his responsibilities at the Company. His successes in production planning, quality assurance, safety administration, new product development and testing, as well as work group management qualify him for his leadership position at the Company.

    PETER F. KLEIN, PLANT SUPERINTENDENT.  Mr. Klien became Plant
Superintendent at the Company in November 1994, responsible for warehouse functions, and remains a key component of successful plant operations. He has over 15 years of experience in overseeing warehouse operations, shipping and receiving, and maintenance services.

    JODY COOK, SENIOR ZONE MANAGER. Mr. Cook joined the Company in March 1995 as Southern Zone Manager and took on additional responsibility when he was promoted in September 1996 to Senior Zone Manager. Over nine years with Pepsi Cola Company, Mr. Cook rose through the sales ranks from sales representative to business development manager. He has responsibility for product sales including managing brokers and securing new accounts.

    JOSEPH STIRLACCI, WESTERN ZONE MANAGER. Mr. Stirlacci has served as Western Zone Manager since December of 1995. His primary responsibility is to manage, maintain and secure club store accounts. Having been in the food and beverage industry since 1981, Mr. Stirlacci spent seven years with Young's Market managing wholesale liquor and wine after six years as the account executive for four large grocery chains.


MANAGEMENT INFORMATION SYSTEMS

    The Company purchased a new integrated management information system in 1996 with the objective to implement an electronic link between the Company's retail sales operations, production facilities and the corporate offices. The Expandable MRP system ("Expandable") is central to the Company's efforts to automate, centralize and streamline many of the Company's key functions including accounting and finance, human resources, and production and inventory control.

     Expandable was used in 1996 for accounts receivable and accounts payable processing, sales order management, and inventory control. The manufacturing operations will expand their use to include bill of material (recipe) management and MRP processes in 1997. The general ledger module was tested in late 1996 and activated live in January 1997. Efforts to complete the full integration of all systems will continue in 1997 toward the expected enhancement of management and control.

GOVERNMENT REGULATION

    The Company is subject to the regulations of the U.S. Food and Drug Administration (FDA), the U.S. Department of Agriculture (USDA), and state and local regulations relating to cleanliness, maintenance of food production equipment, food storage, cooking and cooling temperatures and food handling, and is subject to unannounced on-site inspections of production facilities. As a producer and distributor of foods, the Company is subject to the Regulations of the U.S. Food and Drug Administration, state food and health boards and local health boards for the production, handling, storage, transportation, labeling and processing of food products. Regulations in new markets, new regulations in existing markets, and future changes in existing regulations may adversely impact the Company by raising the cost of production and delivery of pasta and sauces and/or by affecting the perceived healthfulness of the Company's products. A failure to comply with one or more regulatory requirements could result in a variety of sanctions, including fines and the withdrawal of the Company's products from store shelves. The Company is not aware of any currently existing facts or circumstances that would cause it to fail to comply with any of the regulations to which it is currently subject.

EMPLOYEES

    As of December 29, 1996, the Company employed a total of 178 persons, including 30 administrative personnel, 8 sales personnel, 13 drivers, and 127 production personnel. None of the Company's employees are represented by a labor union and the Company believes its relations with its employees are good.


TRADEMARKS AND SERVICE MARKS

    The Company registered the "Monterey Pasta Company" name and logo design with the United States Patent and Trademark Office. An "in use" application is pending for the new revised "postage stamp" logo design that has been in commerce as of July 1996. There can be no assurance that competitors will not adopt similar names or logo designs outside the protection of the Company's trademark registration.


ITEM 2.  PROPERTIES

    During February 1996, the Company leased 9,160 square feet of executive office and training space facilities in downtown San Francisco. The Company vacated this space in January 1997 following a staff reduction and consolidation of all operations in the Company's factory in Monterey County. The Company subleased the San Francisco property at a premium, as of April 1, 1997, to a large publishing interest for the remaining term of the lease.

    The Company leases 37,666 square feet of space in Monterey County, California for its pasta and sauce production facility pursuant to a lease which expires in 2004, with two ten-year options for renewal. This facility produces all of the Company's products and now serves as the Company manufacturing and administration headquarters. The Company believes its current facilities provide adequate capacity for its manufacturing and related administrative activity at present and for the immediate future.

    The Company currently leases three outside warehouse facilities. Two of these warehouses are located in Salinas, California and San Leandro, California and are month-to-month leases. The remaining warehouse is in Emeryville, California and is leased through May of 1997. The Company has formally terminated this lease.

    As of December 31, 1995, the Company's restaurant subsidiary, Upscale Food Outlets, Inc. ("UFO") held a number of leases associated with the restaurant businesses. These were transferred with the sale of that business to Upscale Acquisitions, Inc. in April of 1996.



ITEM 3.  LEGAL PROCEEDINGS

    There are no material pending legal proceedings, other than ordinary, routine litigation incidental to the Company's business, to which the Company is a party or to which any of its property is subject. The Company's former subsidiary, UFO, is a defendant in several lawsuits alleging breach of payment in vendor related matters. As noted above, the Company sold UFO in 1996, and the new owner assumed all current and future liabilities associated with that business. Although there can be no assurance given as the results of such legal proceedings, based upon information currently available, management does not believe these proceedings will have a material adverse effect on the financial position, cash flows, or results of operations of the Company.


OTHER LAWSUITS

    Ingalls Moranville Advertising LLC filed suit in the Superior Court of the State of California in and for the County of San Francisco on or about February 18, 1997, regarding claimed commissions and costs for print advertising in four magazines. The principal sum claimed is $180,307.

    The Company is presently communicating directly with the publishers of the four magazines to determine whether this action can be resolved informally. Given the recent commencement of this action, the Company has not conducted any discovery or analyzed fully the relative merits of the contentions of the parties in this action.


OTHER PROCEEDINGS

    During 1996, the Company contracted with Outdoor Systems, Inc. for billboard and transit shelter advertising totaling $222,400. The Company gave notice late in 1996 to cancel advertising scheduled for February and March, 1997. The vendor contends that it is unable to re-sell the advertising space which was reserved for the Company. Outdoor Systems acknowledges its obligation to mitigate purported damages and advises that it will credit the Company for all space which is re-sold. Because the Company's advertising was scheduled for February and March of 1997, the Company has not been advised by Outdoor Systems, Inc. of the sum alleged to be due for billboard and transit shelter space not re-sold.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote during the fourth quarter of 1996.

                                       PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

    The Company effected its initial public offering on December 7, 1993 at a price to the public of $6.00 per share. Since that date, the Company's Common Stock has traded on the Nasdaq National Market System under the symbol
"PSTA."   The following table sets forth for the period indicated, the high and low sales prices of shares of the Common Stock on the Nasdaq National Market System.

                                   HIGH            LOW
                                   ----            ---
    Fiscal year 1995:
         First quarter            9 1/4          5 3/4
         Second quarter           7 3/8          4 7/8
         Third quarter            8 3/8          4 3/8
         Fourth quarter           8 1/8          4 1/2

    Fiscal year 1996:
         First quarter            6 1/4          4 7/8
         Second quarter           7 1/4          5 7/8
         Third quarter            6 5/8          3 3/8
         Fourth quarter               4        1 49/64


    As of February 28, 1997, there were approximately 233 stockholders of record of the Common Stock.


DIVIDEND POLICY

    The Company has not paid any cash dividends to Common stockholders. The Company intends to retain future earnings in its business and does not anticipate paying cash dividends on the outstanding Common stock in the near future.

    However, the Company does have a commitment to pay $50,000 to its prior Series A Preferred Stockholders in lieu of dividends that would have accrued during the period from August 1, 1996 to December 31, 1996. This dividend is payable in Common stock at 80% of the market price of Common shares on the effective date of the pending S-3 Registration Statement. The maximum market price to be used in the conversion is $5.50 per share ($4.40 per share net price). The Company's currently outstanding 3000 shares of Series A-1 Preferred Stock were issued in March 1997 in exchange for the outstanding 3,000 shares of Series A Preferred Stock. The Series A-1 Preferred Stock does not receive dividends.

    In April 1997, the Company will pay $30,000 in lieu of accrued dividends to its Series B Stockholder in connection with the exchange of the remaining unconverted 250 shares of outstanding Series B Preferred Stock for 250 shares of Series B-1 Preferred Stock. The newly issued shares of Series B-1 Preferred Stock accrue dividends at the rate of $80 per share per annum payable in cash quarterly.

    In addition, guaranteed discounts to market price upon conversion of the Series A and B Preferred Stock, representing additional yield to the investors, are accounted for as non-cash deemed dividends in 1996. Such discounts will continue to apply to the newly issued Series A-1 and B-1 Preferred Stock.



ITEM 6.  SELECTED FINANCIAL DATA

    The following table sets forth selected consolidated financial data for the Company. This data should be read in conjunction with the consolidated financial statements and related notes included else-where in this Form 10-K.


                                                                                    Years Ended
                                                        ---------------------------------------------------------------------
                                                          1992           1993           1994           1995           1996
                                                        ---------------------------------------------------------------------
                                                                 (dollar amounts in thousands except per share data)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Net revenues from continuing operations                $   3,353      $   4,738      $   9,282      $  18,716      $  24,492
Income (loss) from continuing operations (1)           $     177      $     329      $  (1,261)       $  (764)     $  (8,453)
Income (loss) from discontinued operations             $       -      $     (79)     $  (1,772)      $(21,279)     $     220
Net loss per share - total                                   N/A            N/A      $   (0.57)      $  (3.42)     $   (1.13)
Net income after pro forma income tax provision (1)    $     115      $     172            N/A            N/A            N/A
Pro forma income from continuing operations            $    0.05      $    0.10            N/A            N/A            N/A
    per share
Weighted average common and common                     2,336,973      2,636,111      5,303,811      6,440,198      8,276,608
    equivalent shares outstanding (2)


CONSOLIDATED BALANCE SHEET DATA:
Working capital (deficit)                              $     (82)     $  10,878       $  4,719      $     597      $    (377)
Total assets                                           $   1,571      $  14,446      $  22,117      $  11,691      $  10,789
Total debt and capital lease obligations               $     789         $  445         $  127      $   4,131      $   1,635
Stockholders' equity                                   $     458      $  13,082      $  20,397      $   2,232      $   5,085


(1) Net income has been adjusted pro forma for 1992 and 1993 as if the Company had converted for tax purposes from Subchapter S to Subchapter C. Income from continuing operations for 1992 and 1993 do not reflect a tax provision because the Company reported under Subchapter S in those years. The pro forma tax provisions for 1992 and 1993, assuming a conversion to Subchapter C, were $62,000 and $77,000 respectively.

(2) Weighted average shares outstanding and income per share represent the average number of shares outstanding for such periods adjusted to reflect the approximately 175.38 for one stock split and a .9231-to-1 Preferred Stock dividend (accounted for as a stock split) authorized on August 31, 1993.



ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
    CONDITION AND RESULTS OF OPERATIONS


    The following discussion should be read in conjunction with the financial statements and related notes and other information included in this report. The financial results reported herein do not indicate the financial results that may be achieved by the Company in any future period.


BACKGROUND

    Monterey Pasta Company was incorporated in June 1989 as a producer of refrigerated gourmet pasta and sauces to restaurants and grocery stores in the Monterey, California area. The Company has since expanded its operations to provide its products to grocery and club stores throughout the United States. The Company's overall strategic plan is to enhance the value of the Monterey Pasta Company brand name by distributing its gourmet pasta products through multiple channels of distribution.

    The Company's distribution of pasta and pasta sauces to grocery and club stores increased from approximately 25 stores as of December 1989, to approximately 4,300 in December 1995, and declined to approximately 3,600 as of December 29, 1996. The Company plans to continue significant expansion of its distribution to grocery and club stores in its current market area and to further its penetration in other geographic regions of the U.S. During 1994, 1995 and 1996, significant costs were incurred to promote this expansion including product demonstration, advertising, warehousing, and distribution costs and the hiring of additional personnel.

    As noted above in Item 1, effective December 31, 1995, the Company discontinued the business of its restaurant and franchise subsidiaries, and
wrote off its entire $7,693,000 investment in 1995.    Accordingly, the
restaurant and franchise businesses are accounted for as discontinued operations in the accompanying consolidated financial statements for all periods presented. The Company sold its restaurant subsidiary to an affiliate of Mr. Lance Mortensen, a former Chief Executive Officer and Director of the Company.

    The success of the Company depends on a number of factors including whether grocery and club store chains will continue to expand the number of their stores offering the Company's products and whether the Company can continue to increase the number of grocery and club store chains offering its products. Grocery and club store chains continually re-evaluate the products carried in their stores and no assurances can be given that the chains currently offering the Company's products will continue to do so in the future.

    The Company believes that access to substantially greater capital resources, coupled with continued reduction of its administrative and production costs, will be key requirements in the Company's efforts to enhance its competitive position and increase its market penetration. In order to support its expansion program, the Company has developed, and is continuing to develop new products for the consumers and revised advertising and promotional activities for its retail grocery and club store accounts. There can be no assurance that the Company will be able to increase its net revenues from grocery and club stores. Because the Company will continue to make expenditures associated with the expansion of its business, the Company's results of operations may be affected.

 CONTINUING OPERATIONS FOR 1994, 1995 AND 1996

    Net revenues from continuing operations were $9,282,000, $18,716,000 and $24,492,000 for 1994, 1995 and 1996, respectively, reflecting annual increases in sales of 102% for 1995 when compared to 1994 and 31% for 1996 when compared to 1995. These increases are the result of increased distribution on a per-store basis to approximately 3,600 individual grocery and club stores by year-end of 1996 compared to approximately 1,300 and 4,300 for 1994 and 1995, respectively.

    Gross margins decreased from 41% in 1995 to 35% in 1996, in large part due to the attempted penetration of the East Coast and Southern California markets during the first three quarters of 1996. Although the Company was successful in increasing its overall sales figures by adding customers in these areas, the terms given to the new customers were often at severely reduced margins. Beginning in late 1996 and early 1997, the Company has since discontinued relationships with or renegotiated terms with the bulk of those customers accounting for the reduced margins, thereby beginning a reversal of the 1996
negative gross margin trend.    Margins increased from 22% in 1994 to 41% in
1995, due to the positive impact created by significantly increased sales, reducing previously under utilized capacity.

    Selling, general and administrative expenses increased by $7,776,000, or 92%, to $16,238,000 in 1996. These expenses totaled $3,639,000 in 1994 and
$8,460,000 in 1995, reflecting a growth of $4,821,000 or 132% from 1994 to
1995. Included in 1996's increased spending is over $8 million specifically for sales and marketing including incremental headcount and promotional expenses deemed necessary to expand the business base. The 1995 increases were also attributable to expansion of the Company's infrastructure, including increased administrative and management salaries, recruiting and training, and facilities costs. Additionally, selling costs were high as a result of the Company's efforts to obtain new customers and enter new geographic markets. This trend is expected to be reversed in 1997 as a result of redefined marketing focus, reduced headcounts and related overhead expenses implemented in late 1996 and early 1997.

    Depreciation and amortization expense, included in cost of sales and selling, general and administrative expenses, increased to $919,000, or 4% of net revenues in 1996, compared to $686,000 or 4% of net revenues in 1995 and $370,000 or 4% in 1994. These increases relate primarily to capital expenditures in the Monterey County production facility. The Company anticipates further increases in depreciation and amortization in future periods as additional equipment is purchased and placed into service.

    Net interest expense of $431,000 was recognized in 1996 compared to net interest income of $40,000 recognized in 1995 and $123,000 in 1994. The net increase in interest expense is attributable to costs of increased borrowings during 1996.


 RESULTS OF DISCONTINUED OPERATIONS FOR 1994, 1995 AND 1996

    Net revenues from the discontinued operations were $6,069,000, $5,836,000 and $1,796,000 for 1994, 1995 and 1996 (prior to sale of UFO), respectively. Operating losses from the discontinued operations were $1,772,000, $13,586,000, and $839,000 for 1994, 1995, and 1996 (prior to sale of UFO), respectively.

The total 1995 losses from discontinued operations also included provisions covering 1996 losses prior to sale of UFO, accruals related to discontinued operations, and provisions to reduce the net assets from discontinued operations to their net realizable value. The 1996 losses were charged directly to the resulting reserves, as were actual expenditures related to the restaurant and franchising operations. During 1996, the reserves were also reduced by $220,000 to reflect adjustments of estimates to the actual Company expenditures. Remaining reserves of $388,000 are expected to be utilized during 1997 as the Company finalizes all arrangements winding up its involvement in the discontinued operations.


IMPACT OF INFLATION

    The Company believes that inflation has not had a material impact on its operations to date. Substantial increases in labor, employee benefits, freight, energy, ingredients and packaging, rents and other operating expenses could adversely affect the operations of the Company's business in future periods. Management cannot predict whether such increases will occur in the future.


LIQUIDITY AND CAPITAL RESOURCES

    During the twelve month period ended December 29, 1996, $8,432,000 of cash was used in the Company's operations, compared to $8,476,000 used in 1995, related to the operating losses from continuing operations and expenditures related to discontinued operations.

    In October 1995, the Company entered into a Note Purchase Agreement with an existing institutional shareholder. The Company received net proceeds of approximately $3.9 million in exchange for a convertible subordinated note. The 7% note plus accrued interest was converted into 933,711 shares of common stock in 1996. The common shares include registration rights.

    In December 1995, the Company obtained a $3,000,000 credit facility from a commercial lending institution. The proceeds from such financing were used for general corporate purposes.

    In April 1996, the Company sold approximately $3,785,000, net of expenses, of its common stock in a private offering to accredited investors at an average net price of $4.13 per share. The shares of common stock are restricted securities with registration rights. Purchasers of the common stock agreed not to sell such shares for one year from the date of purchase without the consent of the placement agent. Spelman & Co. acted as placement agent (the "Placement Agent") on a "best efforts", "any or all" basis. The Placement Agent received no cash commissions in the offering, but received warrants to purchase one share of common stock for each $10 in shares sold, exercisable at a price of $6.50 per share, for a term of seven years. The net proceeds from the offering were used by the Company for advertising, marketing, promotion, capital equipment and working capital.

    In May 1996, the Board of Directors of the Company adopted a shareholders' rights plan, which was approved on May 7, 1996.

    In August 1996, the Company sold approximately $3,308,000, net of expenses but before deemed dividend of $875,000 resulting from the guaranteed conversion discount, of convertible preferred stock. This preferred stock is convertible into common stock at 80% of the market value of the Company's common stock as defined in the subscription agreement.

    On December 31, 1996, the Company offered 1600 Units, each unit consisting of 1000 shares, at $1,350 per Unit in a private placement. This financing closed in March 1997.

    All accrued and future dividends on Series A Preferred Stock are replaced by a payment of $50,000 in the form of stock of the Company valued at 80% of the fair market value of the Company's common stock on the date of effectiveness of a pending registration statement, but no higher than $4.40. In lieu of prior and ongoing penalties for failing to obtain effectiveness, the Company agreed to pay $240,000 from the proceeds of its 1997 Common Stock offering. The transaction will be effected by the exchange of 3,000 shares of newly issued Series A-1 Preferred Stock for the 3,000 shares of outstanding Series A Preferred Stock being canceled.

    The Company reached agreement along similar lines with the holder of its Series B Preferred Stock. The 500 shares of outstanding Series B Preferred Stock at December 29, 1996 had an initial face value of $500,000. Half of the Series B shares were converted into 160,256 shares of Common Stock as of March 13, 1997. The remaining shares are being exchanged for 250 shares of Series B-1 Preferred Stock, and the Company has agreed to pay $30,000 in settlement of all amounts previously owed.

    As discussed above, during 1996, the Company used $6,115,000 in cash for continuing operations. In addition, the Company had an operating loss of $8,168,000 in 1996, and net working capital at December 29, 1996 was a deficit of $377,000. As part of its plans to return to profitable operations, the Company has:

    -  withdrawn from certain unprofitable markets and customers;

    -  renegotiated terms with certain other customers;

    - realigned its marketing focus, reducing related slotting fees and advertising expenditures;

    - renegotiated agreements with preferred shareholders reducing certain dividends and penalties;

    -  relocated and centralized its corporate headquarters from San
       Francisco into its manufacturing plant location in Salinas, California;

       and

    -  reduced its headcount and related overhead.

    In addition, subsequent to December 29, 1996, the Company completed a Private Placement of approximately 1,600,000 shares of Common stock at a gross price of $1.35 per share, and entered into an agreement to sell 550,000 shares of restricted Common stock to the Company's Chief Executive Officer at $1.88 per share. While there can be no assurance as to the outcome of the Company's initiatives, management believes these changes in its business, as discussed above, will allow the Company to enhance its financial position and operating results.

    Management believes that the recently concluded private placement funding and cash generated from continuing operations will provide adequate funding to meet its needs through mid-1998. However, as a result of the Company's desire to significantly expand and develop its customer base and distribution network, the Company is evaluating additional financing opportunities to support such expansion.


SALES AND MARKETING

    As part of the Company's efforts to build national brand recognition and loyalty, the Company introduced new product labels and promotional materials in 1996. However, reserves and accruals against trade receivables totaling $1,093,000 at December 29, 1996 include estimated product returns, spoilage, customer allowances and adjustments, and bad debts.

    As a part of the Company's plans to return to profitability, the Company has withdrawn from the food service, kiosk, and military markets. As a result, the Company took a writedown of $307,000 in 1996 for manufacturing equipment and vendor carts directly associated with these activities. In addition, a $91,000 writedown to estimated fair value was taken in 1996 for certain plant equipment replaced when the Company updated its production lines, as well as certain excess or overvalued office equipment.

    In 1996, the Company expended substantial resources on slotting allowances and other incentives in order to attract new customers. The Company re-evaluated the effectiveness of these expenditures and wrote off $523,000 for slotting allowances which were determined to be non-recoverable and of no future benefit (see below).

    Further, as part of the Company's strategic refocusing, the Company has re-evaluated its advertising and marketing strategy. As previously disclosed in prior Company's forms 10-K and 10-Q, the Company's strategy contained risks associated with expenditures related to attempts to increase market share and attract new customers. Based on an evaluation of the potential benefits from significant media advertising campaigns, the Company has decided to withdraw its current media advertising efforts and forego additional media advertising expenditures. As a result, during 1996 the Company wrote off related, non-recoverable prepaid advertising and advertising production expenses totaling $257,000. The Company has also accrued for future commitments for which there are contractual obligations. As part of this change in strategy, the Company significantly reduced the staffing of its marketing department subsequent to the third quarter of 1996.

    Since October 1996, the sales staff has reported directly to the CEO and has consisted of regional sales personnel and support staff, focusing on the retail and club store markets, together with the direct store delivery ("DSD") group, supporting current DSD customers. In addition, the Company will continue to support its sales efforts to the club stores, through the continued use of in-store demonstration programs. In March 1997, the Company discontinued the DSD program, converting the largest portion (Safeway retail locations) to warehouse delivery. The Company is in negotiations with a distribution group formed by an ex-employee to service the other DSD customers. This arrangement will be an asset sale, primarily delivery vehicles and inventory, and will provide favorable credit terms for the first 90 days. The target date for completing the transaction is mid-April.

    The Company successfully began implementation of an overall price increase to the retail grocery trade starting October 1996.

COST REDUCTIONS

    The Company significantly reduced its total corporate and plant administrative headcount and costs on a going-forward basis as part of the plan adopted in the fourth quarter of 1996 to return to profitable operations and optimize financial performance. In January 1997, the Company relocated its corporate headquarters from San Francisco, California to its manufacturing facility in Salinas, California. This move is expected to result in a substantial reduction of future corporate and overhead costs, beginning in the second quarter of 1997.

    In addition, the Company significantly reduced the scope of its advertising and media campaigns. The Company will continue with those promotional activities, such as in-store demonstrations, that it considers effective and consistent with its ongoing sales objectives. In this light, the Company's slotting fees from club stores and grocery chains for shelf space allocations, for example, declined significantly starting in the fourth quarter of 1996.

    Consistent with these cost reduction initiatives, the Company has invested $1.472 million in machinery and equipment and leasehold improvements in retooling its Salinas production facilities to increase operating efficiencies as well as shelf life of its products.

    In a complementary move, the Company announced a uniform overall retail grocery price increase and in some cases revised its trade allowance and product return policies to those accounts with insufficient profit margins commencing in the fourth quarter of 1996. Although the Company was generally successful in revising its sales agreements with specific customers, it voluntarily discontinued the supply of products to selected retail grocery accounts.


SETTLEMENTS WITH FORMER EMPLOYEES

    The Company had outstanding employment related disputes with a number of employees. Total settlement costs are included either in the reserves for discontinued operations or in continuing operations as appropriate.


MAJOR CUSTOMERS

    Two of the Company's retail customers, Price/Costco and Safeway, accounted for 41% and 9% respectively of the Company's sales for the twelve months ended December 29, 1996. No other customer accounted for greater than 10% of net revenues for the period.


BUSINESS RISKS

    Certain characteristics and dynamics of the Company's business and of financial markets generally create risks to the Company's long-term success and to predictable quarterly results. These risks include:

- RECENT OPERATING LOSSES: NO ASSURANCE OF PROFITABILITY The Company's profitability began to decline in 1994. In the second quarter of 1994, the Company reported its first operating loss from continuing operations. The Company reported additional operating losses from continuing operations in eight of ten quarters since then. The Company's operating loss for the quarter ended December 1996 was $1,345,000. At December 29, 1996, the Company had an accumulated deficit of $34,320,000. There can be no assurance that the Company will return to profitability in the short term or ever.

-   LIQUIDITY;  NEED FOR ADDITIONAL CAPITAL.   Management believes that it will
    have sufficient resources to provide adequate liquidity to meet the Company's planned capital and operating requirements through mid-1998. Thereafter, the Company's operations will need to be funded either with funds generated through operations or with additional debt or equity financing. If the Company's operations do not provide funds sufficient to fund its operations and the Company seeks outside financing, there can be no assurance that the Company will be able to obtain such financing when needed, on acceptable terms or at all. In addition, any future equity financing or convertible debt financing would cause the Company's shareholders to incur dilution in net tangible book value per share of Common Stock.

- HIRING AND RETENTION OF KEY PERSONNEL; MANAGEMENT TRANSITION. The success of the Company depends on the efforts of key management personnel. In the fourth quarter of 1996, a number of corporate officers left the Company. These included its President and Chief Executive Officer, Executive Vice President and Vice President-Legal Affairs, who resigned on October 4, 1996 together with three additional Board members, and its Chief Financial Officer, who resigned on November 8, 1996. In addition, the interim President appointed in December 1996 resigned in March 1997. The Company currently has a Chief Executive Officer and a new Chief Financial
    Officer, neither of whom has previously been a part of the Company's management team, and both of whom may not continue in their current positions on a long-term basis. The Board of Directors began a search for a new Chief Executive Officer in the first quarter of 1997. The Company's success will depend on its ability to operate under new management, to attract qualified candidates, to effect a smooth transition to new management with minimal disruption in operations, and to motivate and retain key employees and officers. There can be no assurance that the Company will be able to effect smooth transitions from its management team to a new management team, that new officers will be hired or if hired will be able to perform effectively, or that significant management turnover will not continue in the future. At December 29, 1996, there are no keyman insurance policies in place.

- IMPACT OF INFLATION. The Company believes that inflation has not had a material impact on its operations to date. Substantial increases in labor, employee benefits, freight, energy, ingredients and packaging, rents and other operating expenses could adversely affect the operations of the Company's business in future periods. The Company cannot predict whether such increases will occur in the future.

- VOLATILITY OF STOCK PRICE. The market price of the Company's common stock has fluctuated substantially since the initial public offering of the common stock in December 1993. Such volatility may, in part, be attributable to the Company's operating results or to changes in the direction of the Company's expansion efforts. In addition, changes in general conditions in the economy, the financial markets or the food industry, natural disasters or other developments affecting the Company or its competitors could cause the market price of the Company's common stock to fluctuate substantially. In addition, in recent years, the stock market has experienced extreme price and volume fluctuations. This volatility has had a significant effect on the market prices of securities issued by many companies, including the Company, for reasons sometimes unrelated to the operating performance of these companies. Any shortfall in the Company's net sales or earnings from levels expected by securities analysts or the market could have an immediate and significant adverse effect on the trading price of the Company's common stock in any given period. Additionally, the Company may not learn of such shortfalls until late in the fiscal quarter, which could result in an even more immediate and significant adverse effect on the trading price of the Company's common stock.

- RISKS INHERENT IN FOOD PRODUCTION. The Company faces all of the risks inherent in the production and distribution of refrigerated food products, including contamination, adulteration and spoilage, and the associated risks of product liability litigation and declines in the price of its stock may be associated with even an isolated event. The Company has a modern production facility, employs what it believes is state-of-the-art thermal processing, temperature-controlled storage, HAACP programs intended to insure food safety, and has obtained USDA approval for its production plant. However, there can be no assurance that the Company's procedures will be adequate to prevent the occurrence of such events.


    SEASONALITY AND QUARTERLY RESULTS

    The Company's grocery and club store accounts are expected to experience seasonal fluctuations to some extent. The Company's business in general may also be affected by a variety of other factors, including but not limited to general economic trends, competition, marketing programs, and special or unusual events.


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


    MARKETING AND SALES RISKS

    The future success of the Company's efforts will depend on a number of factors, including whether grocery and club store chains will continue to expand the number of their individual stores offering the Company's products and whether allowances and other incentives will expand retail distribution. Expansion into new markets increases the risk of significant product returns resulting from the Company's supply of slower selling items to its customers. In addition, grocery and club store chains continually re-evaluate the products carried in their stores and no assurances can be given that the chains currently
offering the Company's products will continue to do so in the future.   Should
these channels choose to reduce or eliminate products, the Company could experience a significant reduction in its product sales. As indicated previously, the Company remains dependent on the use of slotting allowances and other incentives to expand retail distribution. In order to reduce risk, the Company has significantly reduced expansion into new markets requiring such major expenditures. Furthermore, the improvement in profitability resulting from the Company's overall retail grocery price increase and revision of its trade allowance and product return policies to previously low margin customers is contingent on the degree of ongoing acceptance of these changes.



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The financial statements and supplementary data of the Company required by this item are set forth at the pages indicated at Item 14(a).

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
    ACCOUNTING AND FINANCIAL DISCLOSURE

    On October 18, 1996,  Deloitte & Touche LLP ("Deloitte")  resigned as
independent public accountants for the Company.    Deloitte's report on the
Company's financial statements for 1995 (1) did not contain an adverse opinion or a disclaimer of opinion and (2) was not qualified or modified as to uncertainty, audit scope or accounting principles.

    Deloitte advised the Company that its recent registration statement on Form S-3 should be amended due to recent changes in management and deterioration of operations. Additionally, in a letter dated October 31, 1996, Deloitte indicated that Item 4.1 of a Form 8-K filed by the Company on October 25, 1996, should have included the following statement regarding auditing scope:

         "Deloitte & Touche LLP ("D&T") advised the Company that allegations of potential violations by Board members of Company policy on insider trading would have caused D&T to expand the scope of their work if they would have audited 1996. D&T recommended an independent investigation of such allegations."

    In response to notification about alleged potential violations of the Company's policy, the Company's newly-elected Chief Executive Officer conducted a preliminary investigation into the allegations. The investigation revealed, that in connection with margin calls, a former Director incurred a Section 16(b) violation of the Securities and Exchange Act of 1934, and another Director incurred violations of internal Company policy as a result of margin calls.
The Company's outside attorneys, Gray Cary Ware & Freidenrich, a Professional Corporation, are finalizing an independent investigation into the foregoing charges.

    There were no disagreements with Deloitte on any matter of accounting principles and practices, financial statement disclosure, or auditing scope or procedure.

    On October 25, 1996, the Company engaged BDO Seidman, LLP ("BDO") to serve as independent public accountants. The Company did not consult with BDO with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit report that might be rendered on the Company's financial statements, nor did the Company consult with BDO regarding the subject of any disagreement with its former independent public accountants or with respect to any events required to be reported pursuant to paragraph (a)(1)(v) or Item 304 of Regulation S-K with respect to such former independent public accountants.

    On December 18, 1995, Arthur Andersen LLP   ("Arthur Andersen")  resigned
as independent public accountants for the Company. Arthur Andersen's report on the Company's financial statements for 1994 and 1993 (1) did not contain an adverse opinion or a disclaimer of opinion and (2) was not qualified or modified as to uncertainty, audit scope or accounting principles.

    Arthur Andersen and the Company had two disagreements during the 1994 and 1995 fiscal years, both of which were resolved to Arthur Andersen's satisfaction. There were no disagreements related to financial statement disclosures or auditing scope or procedure. The two disagreements are described below:

- As of January 1, 1995, the Company had an net operating loss carryforward ("NOL"). In accordance with the Statement of Financial Accounting Standard ("SFAS") 109, the tax benefit of such NOL was recorded as a deferred tax asset. SFAS 109 requires that a valuation allowance be provided to the extent that management assesses that it is more likely than not that some portion or all of the deferred tax asset will not be realized. Management believed that no valuation allowance was required. Arthur Andersen believed that a 100% valuation allowance should be provided. The issue was discussed by representatives of Arthur Andersen and a member of the Audit Committee of the Company's Board of Directors. Upon resolution of the disagreement, a valuation allowance of 100% of the deferred tax asset was provided for in the fourth quarter of fiscal year 1994.

        During the first quarter of 1995, Monterey Pasta Development Company ("MPDC"), a wholly-owned subsidiary of the Company, entered into an Area Development Agreement with a franchisee, LBJ Restaurants LLC, a Colorado limited liability company. The agreement provided for a development fee of $375,000 and a franchise fee of $75,000, both payable to MPDC. Revenue related to the $450,000 was deferred at the end of the second quarter of 1995. At the end of the third quarter 1995, management believed that the $450,000 of revenue should be recognized. Arthur Andersen believed that such revenue should not be recognized until certain contingencies were resolved. The issue was discussed by representatives of Arthur Andersen and certain members of the Company's management, some of whom are members of the Company's Board of Directors. Upon resolution of the disagreement, recognition of the revenue of $450,000 was deferred at the end of the third quarter of 1995.

                                       PART III


    Certain information required by Part III is omitted from this Report. The Company plans to file its Proxy Statement (the "Proxy Statement") pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Report, and certain information included therein is incorporated herein by reference.


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information relating to the directors and executive officers of the Company is set forth in Part I of this Report under the caption "Management."


ITEM 11. EXECUTIVE COMPENSATION

    There is incorporated by reference the information relating to executive compensation set forth under the caption "Executive Compensation and Other Matters" in the Proxy Statement.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

    There is incorporated by reference the information relating to ownership of equity securities of the Company by certain beneficial owners and management set forth under the caption "General Information - Stock Ownership of Certain Beneficial Owners and Management" in the Proxy Statement.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    There is incorporated by reference the information relating to certain relationships and related transactions set forth under the caption "Compensation Committee Interlocks and Insider Participation" in the Proxy Statement.

                                       PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
    FORM 8-K

(a)(1)   Consolidated Financial Statements of Monterey Pasta Company:                      PAGE NUMBER
                                                                                           -----------

         Reports of Independent Certified Public Accountants                                     27
         Consolidated Balance Sheets:  Year-End 1995 and 1996                                   F-1
         Consolidated Statements of Operations:  Years Ended 1994, 1995 and 1996                F-2
         Consolidated Statements of Stockholders' Equity: Years Ended 1994, 1995 and 1996       F-3
         Consolidated Statements of Cash Flows:  Years Ended 1994, 1995 and 1996                F-5
         Summary of Significant Accounting Policies                                             F-6
         Notes to Consolidated Financial Statements                                             F-9
         Schedule II -- Valuation and Qualifying Accounts                                       F-24


    All other schedules have been omitted since the required information is continued in the Consolidated Financial Statements or because such schedules are not required.

(a)(2) Exhibits: See Index to Exhibits on page ____. The Exhibits listed in the accompanying Index of Exhibits are filed or incorporated by reference as part of this report. Exhibit Nos. 10.1, 10.2, 10.18, 10.19, 10.20, 10.21, 10.22, 10.44, 10.45, and 10.46 are management contracts or compensatory plans or arrangements.

(b)      Reports on Form 8-K:

         The Company filed the following reports on Form 8-K during the quarter ended December 29, 1996:


- Report on Form 8-K filed on October 17, 1996, reported that the Board of Directors, at a special board meeting held on October 4, 1996, accepted the resignation of Mr. Norman "Ned" Dean as President and Chief Executive Officer. The Board also accepted the resignations of three Board members, Christopher G. Gilliam, Paul Miller, and E. Michael Moone.

- Report on Form 8-K filed on October 25, 1996, reported the resignation of Deloitte & Touche LLP as the Company's independent public accountants and announced the engagement of BDO Seidman, LLP as its independent public accountants effective October 25, 1996.

- Report on Form 8-KA filed on November 8, 1996, amended the October 25, 1996 8-K filing to include reference to Deloitte & Touche LLP's October 31 letter which noted that the accountants first notified the Company's Board of Directors of its concern about alleged potential violations of the Company's policy on insider trading by three directors on October 18, the day it resigned as the Company's independent public accountants. This filing also included notice of the resignation of Stephen J. Kennedy, Vice President and Chief Financial Officer, effective November 8, 1996.

    This filing noted that the Company's Chief Executive Officer conducted a preliminary investigation which revealed margin calls with respect to two directors in violation of the Company's, trading policy, and that the Company had retained new securities counsel, Gray Cary Ware and Freidenrich on October 30, 1996 to confirm the results of this investigation, and to expand the scope of review through prior periods.

                  INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS'  REPORT



To the Stockholders and Board of Directors of Monterey Pasta Company


We have audited the accompanying consolidated balance sheet of Monterey Pasta Company and subsidiary as of December 29, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. We have also audited the Schedule listed in the accompanying index at Item 14(a). These financial statements and the Schedule are the responsibility of Monterey Pasta Company's management. Our responsibility is to express an opinion on these financial statements and the Schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and Schedule.
 We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Monterey Pasta Company and subsidiary at December 29, 1996, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

Also, in our opinion, the Schedule presents fairly, in all material respects, the information set forth therein.



BDO Seidman, LLP
San Francisco, California
March 26, 1997

                  INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS' REPORT



To the Stockholders and Board of Directors of Monterey Pasta Company


We have audited the accompanying consolidated balance sheet of Monterey Pasta Company and subsidiaries as of December 31,1995, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of Monterey Pasta Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Monterey Pasta Company and subsidiaries at December 31, 1995, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP
San Francisco, California
March 29, 1996

                   INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS' REPORT



To the Stockholders and Board of Directors of Monterey Pasta Company


We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of Monterey Pasta Company and subsidiaries
for the year ended January 1, 1995.   These financial statements are the
responsibility of Monterey Pasta Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the Financial Statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Monterey Pasta Company and subsidiaries for the year then ended January 1, 1995 in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP
Oakland,  California
March 6, 1995

                                MONTEREY PASTA COMPANY
                             CONSOLIDATED BALANCE SHEETS


ASSETS   (Note 4)                                                     1995           1996
                                                                  ------------   ------------
Current assets:
    Cash and cash equivalents  (Note 1)                           $  1,937,884   $    724,729
    Accounts receivable, less allowances of                          1,241,248      1,669,366
      $153,267 and $924,285  (Notes 1 and 7)
    Inventories  (Notes 2 and 7)                                     1,094,976      1,504,977
    Prepaid expense and other  (Note 10)                             1,652,381        693,870
                                                                  ------------   ------------
         Total current assets                                        5,926,489      4,592,942

Property and equipment, net  (Notes 3 and 7)                         5,338,968      5,700,902
Assets held for sale  (Note 3)                                               -        326,701
Intangible and other assets, net                                       295,320        141,105
Deposits and other                                                     130,240         27,109
                                                                  ------------   ------------
         Total assets                                             $ 11,691,017   $ 10,788,759
                                                                  ------------   ------------
                                                                  ------------   ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Checks issued against future deposits                         $          -   $    845,372
    Accounts payable                                                 1,511,592        713,311
    Accrued payroll and related  benefits                              257,447        299,968
    Accrued liabilities  (Note 13)                                     595,368      1,822,377
    Current portion of notes, loans, and
      capitalized leases payable  (Notes 1, 4 and 18)                        -        901,166
    Net liability from discontinued operations  (Note 15)            2,964,415        387,584
                                                                  ------------   ------------
         Total current liabilities                                   5,328,822      4,969,778
                                                                  ------------   ------------

Notes, loans, and capitalized leases payable,
    less current portion  (Notes 1, 4, 6 and 18)                     4,130,599        734,279
                                                                  ------------   ------------
         Total liabilities                                           9,459,421      5,704,057
                                                                  ------------   ------------

Commitments and contingencies  (Notes 5, 9, 15  and 18)                      -              -

Stockholders' equity  (Notes 1, 6, 14, 16 and 18):
    Series A and B Convertible Preferred Stock,
      no par value, 1,000,000 shares
      authorized, 3,500 issued and outstanding
      in 1996                                                                -      4,182,790
    Common stock, no par value, 70,000,000
      shares authorized, 6,819,112 and
      8,714,652  issued and outstanding                             27,268,263     35,221,611
    Accumulated deficit                                            (25,036,667)   (34,319,699)
                                                                  ------------   ------------
         Total stockholders' equity                                  2,231,596      5,084,702
                                                                  ------------   ------------

         Total liabilities and stockholders' equity               $ 11,691,017   $ 10,788,759
                                                                  ------------   ------------
                                                                  ------------   ------------


See accompanying summary of significant accounting policies and notes to consolidated financial statements.

                                MONTEREY PASTA COMPANY
                        CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                  Years Ended
                                                                  ------------------------------------------
                                                                      1994           1995           1996
                                                                  ------------------------------------------
 Net revenues (Note 11)                                           $  9,281,740   $ 18,715,826   $ 24,492,403

 Cost of sales                                                       7,025,995     11,111,379     15,851,120
                                                                  ------------   ------------   ------------

 Gross profit                                                        2,255,745      7,604,447      8,641,283

 Selling, general and administrative  (Notes 10 and 13)              3,639,116      8,460,031     16,237,609
 Loss on disposition or impairment of assets  (Note 3)                       -              -        571,544
                                                                  ------------   ------------   ------------
 Operating loss                                                     (1,383,371)      (855,584)    (8,167,870)
                                                                                                           -
 Interest income (expense), net  (Note 4)                              122,831         40,319       (430,968)
 Other income, net                                                           -         51,084        145,808
                                                                  ------------   ------------   ------------
 Loss from continuing operations before provision
    for income taxes                                                (1,260,540)      (764,181)    (8,453,030)

 Provision for income taxes  (Note 8)                                        -              -              -
                                                                  ------------   ------------   ------------
 Loss from continuing operations                                    (1,260,540)      (764,181)    (8,453,030)

 Discontinued operations  (Note 15):
    Loss from operations and disposition                            (1,771,874)   (18,476,706)             -
    (Loss) recovery during phase-out period                                  -     (2,802,622)       219,998
                                                                  ------------   ------------   ------------
 Net loss                                                         $ (3,032,414)  $(22,043,509)  $ (8,233,032)
                                                                  ------------   ------------   ------------
                                                                  ------------   ------------   ------------


 Net income (loss) per common share and common equivalent share  (Note 14):

 Net loss from continuing operations
    attributable to common shareholders  (Note 14)                $ (1,260,540)  $   (764,181)  $ (9,561,363)
                                                                  ------------   ------------   ------------
                                                                  ------------   ------------   ------------
 Primary and fully diluted loss per share:
    Continuing operations                                         $      (0.24)  $      (0.12)  $      (1.16)
    Discontinued operations                                       $      (0.33)  $      (3.30)  $       0.03
                                                                  ------------   ------------   ------------
 Net loss per common share                                        $      (0.57)  $      (3.42)  $      (1.13)
                                                                  ------------   ------------   ------------
                                                                  ------------   ------------   ------------

 Weighted average common and common equivalent                       5,303,811      6,440,198      8,276,608
    shares outstanding

 Dividends on common shares                                       $          -   $          -   $          -
                                                                  ------------   ------------   ------------
                                                                  ------------   ------------   ------------


See accompanying summary of significant accounting policies and notes to consolidated financial statements.

                                MONTEREY PASTA COMPANY
                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       FOR THE YEARS ENDED 1994, 1995, AND 1996


                                       Preferred Stock                Common Stock
                                  -------------------------     -------------------------     Accumulated
See Note 6                          Shares         Amount         Shares         Amount         Deficit       Total
----------------------------      -------------------------     -------------------------     -----------  ------------
Balance, beginning of 1994         1,200,000     $        -      3,657,500   $ 13,042,807     $   39,256   $ 13,082,063

Issuance of common stock in
acquisition of assets at an
average net price per share
of $17.59                                  -              -        100,000      1,759,000              -      1,759,000

Conversion of Series A
convertible preferred stock
to common stock                   (1,200,000)             -      1,200,000              -              -              -

Issuance of common stock in
public offering, less costs of
$901,979,  at an average net
price per share of $8.30                   -              -        750,000      6,223,021              -      6,223,021

Repurchase of common stock
issued in acquisition of assets,
at an average net price per
share of $17.59                            -              -       (100,000)    (1,759,000)             -     (1,759,000)

Issuance of common stock, less
offering costs of $15,654, at
an average net price per share
of $9.17                                   -              -        450,000      4,124,346              -      4,124,346

Net loss                                   -              -              -              -     (3,032,414)    (3,032,414)
                                    -------------------------    -------------------------    -----------   ------------
Balance, end of 1994                       -     $        -      6,057,500   $ 23,390,174    $(2,993,158)  $ 20,397,016

Exercise of stock options, at
an average net price per share
of $6.12                                   -              -         15,733         96,305              -         96,305

Issuance of common stock
through Employee Stock
Purchase Plan, at an average
net price per share of $5.63               -              -            879          4,950              -          4,950

Issuance of common stock, less
offering costs of $123,424,
at an average net price per
share of $6.83                             -              -        300,000      2,047,573              -      2,047,573

Issuance of common stock, less
offering costs of $264,339,
at an average net price per
share of $3.89                             -              -        445,000      1,729,261              -      1,729,261


                                MONTEREY PASTA COMPANY
                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       FOR THE YEARS ENDED 1994, 1995, AND 1996
                                     (CONTINUED)


                                       Preferred Stock                Common Stock
                                  -------------------------     -------------------------    Accumulated
See Note 6                          Shares         Amount         Shares         Amount        Deficit        Total
----------------------------      -------------------------     -------------------------   -------------  ------------
Net loss                                   -              -              -              -    (22,043,509)   (22,043,509)
                                  -------------------------     -------------------------   -------------  ------------
Balance, end of 1995                       -   $          -      6,819,112   $ 27,268,263   $(25,036,667)  $  2,231,596

Conversion of 7% note
payable plus accrued
interest, less costs of
$264,951, at an average
net price per share of $4.21               -              -        933,711      3,928,412              -      3,928,412

Issuance of common stock in
payment of penalties related
to conversion of 7% note,
at an average net price per
share of $5.06                             -              -         39,506        200,000              -        200,000

Issuance of common stock in
private placement, net of
offering costs of $222,147,
at an average net price per
share of $4.13                             -              -        916,000      3,785,353              -      3,785,353

Issuance of common stock in
payment of lease settlement
to a related party, at an
average net price per share
of $6.58                                   -              -          5,323         35,000              -         35,000

Issuance of Series A and B
convertible preferred stock,
net of offering costs of
$146,938 plus deemed
dividend, at an average net
value per share of $1,195.08           3,500      4,182,790              -              -       (875,000)     3,307,790

Deemed dividend of $50
per share on preferred stock               -              -              -              -       (175,000)      (175,000)

Issuance of common stock
under Employee Stock
Purchase Plan, at an average
price per share of $4.58                   -              -          1,000          4,583              -          4,583

Net loss for the year                      -              -              -              -     (8,233,032)    (8,233,032)
                                    -------------------------    -------------------------   ------------   ------------
Balance, end of 1996                   3,500   $  4,182,790      8,714,652   $ 35,221,611   $(34,319,699)  $  5,084,702
                                    -------------------------    -------------------------   ------------   ------------
                                    -------------------------    -------------------------   ------------   ------------


See accompanying summary of significant accounting policies and notes to consolidated financial statements.

                                MONTEREY PASTA COMPANY
                        CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                    Years Ended
                                                                   ------------------------------------------
 See Note 12 - Supplemental Cash Flow Information                       1994           1995           1996
                                                                   ------------   ------------   ------------
 Cash flows from operating activities:
 Loss from continuing operations                                   $ (1,260,540)  $   (764,181)  $ (8,453,030)
 Adjustments to reconcile loss from continuing
  operations to net cash used in operating activities:
    Depreciation and amortization                                       369,645        685,742        918,585
    Allowances for bad debts, returns, adjustments                            -              -        771,018
      and spoils
    Unrealized interest income from held-to-
      maturity securities                                              (141,986)             -              -
    Inventory reserves                                                        -              -         15,000
    Loss on disposition and writedown of
      property and equipment                                                  -              -        571,554
    Expenses paid in common stock                                             -              -        228,363
    Changes in assets and liabilities:
              Accounts receivable                                      (376,613)      (379,103)    (1,199,134)
              Inventories                                              (546,193)      (199,950)      (425,001)
              Prepaid expenses, intangible
                assets and other                                       (829,523)      (947,732)     1,160,918
              Income taxes payable                                      (37,400)             -              -
              Accounts payable                                          538,563        738,745       (798,281)
              Accrued expenses                                          501,311         59,018      1,094,530
                                                                   ------------   ------------   ------------
         Net cash used in continuing operations                      (1,782,736)      (807,461)    (6,115,478)
         Net cash used in discontinued operations                    (9,971,057)    (7,668,088)    (2,316,602)
                                                                   ------------   ------------   ------------
         Net cash used in operating activities                      (11,753,793)    (8,475,549)    (8,432,080)
                                                                   ------------   ------------   ------------
 Cash flows from investing activities:
    Purchase of held-to-maturity securities                          (4,381,223)             -              -
    Redemption of held-to-maturity securities                         3,500,000      1,023,209              -
    Purchase of property and equipment                               (3,492,216)    (1,566,895)    (1,968,360)
    Proceeds from sale of property and equipment                              -              -         75,383
                                                                   ------------   ------------   ------------
              Net cash used in investing activities                  (4,373,439)      (543,686)    (1,892,977)
                                                                   ------------   ------------   ------------
 Cash flows from financing activities:
    Increase in checks drawn against future deposits                          -              -        845,372
    Net proceeds from revolving line of credit                                -              -        887,896
    Proceeds from long-term debt                                              -      4,010,549        457,474
    Debt issuance costs                                                       -              -        (64,951)
    Repurchase of common stock                                       (1,259,000)             -              -
    Repayment of long-term debt and capital
      lease obligations                                                (368,137)      (126,914)      (111,615)
    Proceeds from issuance of preferred stock                                 -              -      3,307,790
    Proceeds from issuance of common stock                           10,347,367      3,878,089      3,789,936
                                                                   ------------   ------------   ------------
              Net cash used in financing activities                   8,720,230      7,761,724      9,111,902
                                                                   ------------   ------------   ------------

 Net decrease in cash                                                (7,407,002)    (1,257,511)    (1,213,155)
 Cash and cash equivalents, beginning of period                      10,602,397      3,195,395      1,937,884
                                                                   ------------   ------------   ------------
 Cash and cash equivalents, end of period                          $  3,195,395  $   1,937,884  $     724,729
                                                                   ------------   ------------   ------------
                                                                   ------------   ------------   ------------



See accompanying summary of significant accounting policies and notes to consolidated financial statements.

                                MONTEREY PASTA COMPANY
                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES




    PRINCIPLES OF CONSOLIDATION AND NATURE OF OPERATIONS

    The consolidated financial statements include the accounts of Monterey Pasta Company (a producer and distributor of pasta and pasta sauces), together with its wholly-owned subsidiaries, Upscale Food Outlets, Inc. (a chain of fast food restaurants serving the Company's product - through April
1996) and Monterey Pasta Development Company (a franchiser of restaurants - inactive). All significant intercompany accounts and transactions have been eliminated in consolidation. Collectively, Monterey Pasta Company, Upscale Food Outlets, Inc. and Monterey Pasta Development Company are referred to as the "Company." As discussed in Note 15, the Company discontinued the operations of Upscale Food Outlets, Inc. and Monterey Pasta Development Company effective December 31, 1995. Accordingly, the restaurant and franchise businesses are accounted for as discontinued operations in the accompanying consolidated financial statements for all periods presented.

    The Company's production facility is located in Monterey Country, California. The principal markets for the Company's food products are the Western and Northeastern United States. The principal customers are retail groceries and club stores. The Company offers credit and payment terms to its customers in line with industry practices, generally calling for unsecured trade accounts receivable.

    ACCOUNTING PERIODS

    Effective June 1, 1994, the Company changed from a monthly reporting period to a 4-week, 4-week and 5-week reporting period. The fiscal year ends on the last Sunday of each calendar year (a 52/53 week year). The 1994, 1995 and 1996 fiscal years ended on January 1, 1995, December 31, 1995, and December 29, 1996, respectively.

    RECLASSIFICATIONS

    Certain of the 1994 and 1995 financial statement amounts have been reclassified to conform to the 1996 presentation.

    CASH AND CASH EQUIVALENTS

    The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

    ACCOUNTS RECEIVABLE AND ALLOWANCES

    The Company provides reserves for estimated credit losses, product returns, spoilage, and adjustments at a level deemed appropriate to adequately provide for known and inherent risks related to such amounts. The allowances are based on reviews of loss, return, spoilage, adjustment history, current economic conditions, and other factors that deserve recognition in estimating potential losses. While management uses the best information available in making its determination, the ultimate recovery of recorded accounts, notes, and other receivables is also dependent on future economic and other conditions that may be beyond management's control.

    INVENTORIES

    Inventories are stated at the lower of cost (using the first-in, first-out method) or market and consist principally of component ingredients to the Company's refrigerated pasta and sauces, finished goods, and packaging materials.

    ADVERTISING COSTS

    The Company expenses advertising costs as incurred or when the related campaign commences. Slotting fees paid or credited to club stores and grocery chains for shelf space allocations are amortized over the shorter of expected utility or one year.

    PROPERTY AND EQUIPMENT

    Property and equipment are recorded at cost. Depreciation is provided for on the straight-line method over the estimated useful lives of the assets (or lease term for leasehold improvements if shorter):

              Leasehold improvements             7 to 20 years
              Machinery and equipment            7 to 12 years
              Office furniture and equipment     5 to 15 years
              Vehicles                           5 to 7 years

    Long-lived assets are assessed for possible impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable, or whenever management has committed to a plan to dispose of the assets. Assets to be held and used affected by such an impairment loss are depreciated or amortized at their new carrying amount over the remaining estimated life; assets to be sold or otherwise disposed of are not subject to further depreciation or amortization.

    INTANGIBLE ASSETS

    Intangible assets consist of tradenames and other intangibles recorded at cost, net of accumulated amortization of $146,417 and $201,356 in 1995 and 1996, respectively.

    INCOME TAXES

    The Company accounts for corporate income taxes in accordance with SFAS No, 109, "Accounting for Income Taxes", which requires an asset and liability approach. This approach results in the recognition of deferred tax assets (future tax benefits) and liabilities for the expected future tax consequences of temporary timing differences between the book carrying amounts and the tax basis of assets and liabilities. Future tax benefits are subject to a valuation allowance to the extent of the likelihood that the deferred tax assets may not be realized.

    REVENUE RECOGNITION

    The Company recognizes revenues through sales of pasta and sauce products primarily to grocery and club store chains. Sales are recorded when goods are shipped for most customers and upon delivery to retail locations for the Direct
Store Delivery program.   Consignment shipments to club store warehouses are
recognized upon shipment to individual club store locations. Potential returns, adjustments and spoilage allowances are provided for in accounts receivable allowances and accruals.

    NET LOSS PER SHARE

    Net loss per common share is computed by dividing net loss plus dividends on preferred stock by the weighted average number of common shares and dilutive common share equivalents (stock options and warrants) outstanding during each year. Computations on the fully diluted basis, which considers the exercise of stock options, warrants and other convertible issues, were antidilutive in 1994, 1995 and 1996.

    USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

    NEW ACCOUNTING PRONOUNCEMENTS

    Effective January 1, 1996, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Under this standard, the recoverability of the carrying amount of certain long-lived tangible and intangible assets is assessed whenever events or changes in circumstances indicate that the carrying amount may not be recoverable under certain circumstances. During 1996, certain such assets were identified and written down to their fair values (see Note 3). There was no effect from the adoption of SFAS 121 on earlier years; the Company had adjusted the carrying value of assets used in discontinued operations to their net realizable value as of December 31, 1995 (see Note 15), and the events and circumstances precipitating the 1996 writedowns had not yet occurred.

    Also effective January 1, 1996, the Company adopted the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". Under this standard, companies are encouraged, but not required, to adopt the fair value method of accounting for employee stock-based transactions. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. Companies are permitted to continue to account for employee stock-based transaction under Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," but are required to disclose pro forma net income and earnings per share as if the fair value method had been adopted. The Company has elected to continue to account for stock-based compensation under APB No. 25 (see Note 6).

    On March 3, 1997 the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share." This pronouncement provides a different method of calculating earnings per share than is currently used in accordance with APB No. 15, "Earnings per Share" (see Note 14). SFAS No. 128 provides for the calculation of Basic and Diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. Because of losses in 1994, 1995 and 1996, other potentially dilutive securities have an antidilutive effect in all periods. Accordingly, calculations under the new standard, which will be adopted in 1997, are expected to have no significant difference from those under the current method.

                                MONTEREY PASTA COMPANY

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  CONCENTRATION OF CREDIT RISK AND FAIR VALUE OF FINANCIAL INSTRUMENTS

    CONCENTRATION OF CREDIT RISK

    Financial instruments which potentially subject the Company to concentration of credit risk include cash, accounts receivable, and notes and advances receivable from related party (see Note 7).

    The Company maintains its cash and liquid investment accounts primarily with two commercial banks located in the San Francisco Bay area and Suisun City, California. The total bank cash balances are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000 held in each bank. A summary of total insured and uninsured balances as of December 29, 1966 is as follows:


                                                            Cash and Cash Equivalents
                                                      ----------------------------------------
                                                      Commercial
                                                         Banks         Other          Total
                                                         -----         -----          -----

Amounts per bank and financial institution records    $  669,584     $  52,850      $  722,434
Portion insured by FDIC                                  203,849             -         203,879
                                                      ----------     ----------     ----------
         Uninsured amounts                            $  465,735     $  52,850      $  518,585
                                                      ----------     ----------     ----------
                                                      ----------     ----------     ----------



    FAIR VALUE OF FINANCIAL  INSTRUMENTS

At December 29, 1996, estimated fair values for the Company's financial instruments and methods and assumptions used in estimating fair values were as follows:


                                                                      Carrying             Estimated
                                                                       Amount             Fair Value
                                                                       ------             ----------

Cash and Cash Equivalents:  the carrying amount in the
     balance sheet approximates fair value                            $ 724,729            $ 724,729

Accounts Receivable, less allowances:  the carrying amount
     in the balance sheet approximates fair value due to the
     relatively short-term maturity of the debt and the
     reserves reducing the amounts to net realizable value            1,669,366            1,669,366

Notes and Loans Payable (credit facility):   the carrying
     amount approximates fair value since the interest
     floats with the prime rate                                       1,401,261            1,401,261




Capitalized Leases Payable:  the fair value is estimated
     based on current interest rates and comparable
     current available terms                                            234,184           234,184


2.    INVENTORIES
                                                                         1995               1996
                                                                      ----------        ----------
Inventories consisted of the following:

     Production - Ingredients                                      $    530,511        $   591,853
     Production - Finished goods                                        393,484            654,640
     Paper goods and packaging materials                                210,981            313,484
                                                                  -------------      -------------
                                                                   $  1,134,976       $  1,559,977
     Reserves for spoils and obsolescence                               (40,000)           (55,000)
                                                                  -------------      -------------
                                                                   $  1,094,976       $  1,504,977
                                                                  -------------      -------------
                                                                  -------------      -------------


3.    PROPERTY AND EQUIPMENT

                                                                           1995               1996
                                                                     ----------         ----------

Property and equipment consisted of the following:

   Leasehold improvements                                          $  1,550,963       $  1,748,780
   Machinery and equipment                                            3,398,749          4,187,535
   Computers, office furniture and equipment                            522,902            753,584
   Vehicles                                                             732,424            574,877
                                                                  -------------      --------------
                                                                      6,205,038          7,264,776
   Less accumulated depreciation and amortization                   (1,049,380)         (1,588,242)
                                                                  -------------      --------------
                                                                      5,155,658          5,676,534
   Construction in progress                                             183,310             24,368
                                                                  -------------      --------------
                                                                   $  5,338,968       $  5,700,902
                                                                  -------------      --------------
                                                                  -------------      --------------



    During the third and fourth quarters of 1996, the Company identified certain property and equipment assets which were overvalued, obsolete and/or no longer being used in the Company's operations. These assets consist of equipment replaced in the renovation of the Company's production facilities, equipment designed for sales to restaurant and food service operations which the Company has discontinued, carts and kiosks for alternative venue operations which have also been discontinued, and office furniture and fixtures identified as excess or impaired in value. The bulk of these assets, included in assets held for sale in the accompanying balance sheet, have been reduced to their estimated fair value, resulting in a loss on writedown of $406,070 (included in loss on disposition and impairment of assets in the accompanying statement of operations). These assets are expected to be sold or otherwise disposed of during the coming year. An additional writedown of $46,000 relates to office furniture and fixtures identified as excess and/or impaired in value.

4.       NOTES, LOANS, AND CAPITALIZED LEASES PAYABLE


     Year-end debt consisted of the following:                1995                          1996
                                                          ------------                  ------------

     Credit Facility:
         Receivable and inventory revolver                  $  52,375                   $  420,116
         Equipment revolver                                    63,178                      397,813
         Equipment term loan                                        -                      583,332
    7% Convertible note payable due October 1997            4,000,000                             -
    Capitalized leases payable
                                                               15,046                      234,184
                                                        -------------                --------------
                                                         $  4,130,599                 $  1,635,445
         Less current maturities                                    -                      901,166
                                                        -------------                --------------
                                                         $  4,130,599                   $  734,279
                                                        -------------                --------------



         CREDIT FACILITY

         In December 1995, the Company obtained a $3,000,000 credit facility from a financial institution maturing in December 1998, secured by substantially all assets of the Company, and composed of the following:

- Accounts receivable and inventory revolver for up to $1,750,000 with interest at prime plus 3% (11.25% at December 29, 1996)

- Equipment revolver for up to $500,000 with interest at prime plus 3.25% (11.5% at December 29, 1996), payable at $14,800 monthly, plus interest

- Equipment term loan up to $750,000 with interest at prime plus 3.25% (11.5% at December 29, 1996) payable at $20,833 monthly, plus interest

         The terms of the Credit Facility prohibit the payment of cash dividends on the Company's capital stock and restrict payments for, among other things, repurchasing shares of its capital stock. Other terms of the Credit Facility limit the Company with respect to, among other things, (i) incurring additional indebtedness, (ii) adversely changing the capital structure, and (iii) acquiring assets other than in the normal course of business.

         The terms of the Credit Facility also provide for potential events of default, including material adverse changes in the Borrower's business or financial condition. Effective January 1, 1997, the lender temporarily increased the above rates, citing recent material adverse changes. The rate on the accounts receivable and inventory revolver increased to prime plus 5%, and the rate on the equipment loans increased to prime plus 5.25%. These rates will revert to the original levels upon attaining profitable operations in two consecutive quarters.

         The lender has formally waived any violation in covenants as of December 29, 1996, and has clarified the definition of material adverse changes as it relates to operating results. Accordingly, the equipment revolver and term loans of Credit Facility are classified as long term in the accompanying balance sheet.


         CAPITALIZED LEASES PAYABLE

    The Company leases certain equipment under capitalized leases, including refrigeration equipment located at retail sites of the Company's single largest customer (see Note 11). The arrangements with the customer call for title of the equipment to be transferred to the customer if it carries Company products continuously through August of the year 2000. The Company's arrangements with the lessor call for monthly payments of $5,905, including interest at 11.08%, plus a final purchase payment at fair value not to exceed $40,664. The leases are collateralized by the underlying equipment with original capitalized values
of $71,299 and $320,270 in 1995 and 1996, respectively.    Future minimum lease
payments consisted of:

                                                  Total
                                                  -----

              1997                           $   81,264
              1998                               81,264
              1999                               77,796
              2000                               53,145
                                            ------------
                                             $  293,469

    Less amounts representing interest           59,285
                                            -----------

    Net capitalized leases                   $  234,184
                                            -----------
                                            -----------


         7% CONVERTIBLE NOTE

         In October 1995, the Company issued a 7% convertible note payable to an investment company originally due October 1997. During 1996, this note, plus accrued interest, was converted into 933,711 shares of common stock at an average price of $4.21 (net of offering costs) (see Note 6).


         PRINCIPAL PAYMENT MATURITIES

         Notes, loans and capitalized leases payable require principal payments (including the principal portion of capitalized leases above) as follows:

                                           Amount
                                           ------

                   1997                $  901,166
                   1998                   491,156
                   1999                   192,349
                   2000                    50,774
                                     ------------
                                      $ 1,635,445
                                     ------------
                                     ------------

5.       OPERATING LEASES

         The Company currently leases production, warehouse and corporate office space as well as certain equipment at various locations in California, Washington and Texas under both month-to-month and non-cancelable operating lease agreements, expiring through November 2004. The terms of the leases generally require the Company to pay common area maintenance, taxes, insurance, and certain other costs.

         Future lease payments due under non-cancelable operating leases with terms of more than one year but before consideration of a sublease entered into in 1997 (see Note 18) are as follows:

              Year                              Amount
              ----                              ------
              1997                          $  366,000
              1998                             364,000
              1999                             371,000
              2000                             377,000
              2001 and thereafter              725,000
                                          ------------
                                           $ 2,203,000
                                          ------------
                                          ------------

         Rent expense under the leases for 1994, 1995, and 1996 was $167,216, $300,362, and $544,072 (see also Note 7).


6.       STOCKHOLDERS' EQUITY

         PREFERRED STOCK  (SEE ALSO NOTE 18)

         In August 1993, the Board of Directors declared a dividend to common stockholders which was accounted for as a stock split. On that date, the stockholders of record were issued .9231 shares of no par, non-voting Series A Convertible Preferred for each share of common stock. In July 1994, the resulting 1,200,000 preferred shares were automatically converted one-for-one to common stock as a result of the beneficial ownership of two principal stockholders being reduced to less than 20% of the common stock outstanding.

         At the August 1996 Annual Shareholders Meeting, the shareholders approved a decrease in the authorized number of preferred shares from 5,000,000 to 1,000,000. During August, 3,000 shares of Series A Convertible Preferred and 500 shares of Series B Convertible Preferred stock were issued at an average stated price of $1000 per share under separate agreements amended in February and April 1997. The shares are convertible to common stock at 80% of the market price, as defined in the agreements. For Series A, this amount is not to exceed $5.50 per share (maximum conversion price $4.40 per share). The $875,000 value of the guaranteed contractual discount rate, which is additional yield to the investors, is accounted for as a deemed dividend to the preferred shareholders.

         The common conversion shares contain registration rights; the agreements relating to the Preferred Stock specify that delays in the effective registration date after November 1, 1996 result in certain penalties. As of December 29, 1996, $175,000 of such penalties, accrued in other liabilities in the accompanying balance sheets, are accounted for as deemed dividends in the accompanying statements of stockholders' equity. The penalties for Series A, plus an additional $90,000 relating to 1997, are payable in cash upon completion of a forthcoming private placement (see Note
18) and were subsequently paid in March 1997. Additional penalties will accrue if a pending amended Registration Statement covering the related conversion shares is not filed with the SEC by April 30, 1997; penalties for February, March and April 1997 are prospectively waived under the terms of the 1997.

         The Series A Convertible Preferred shares carried 4% cumulative dividends from issuance through December 1996. Under the amended agreements, in lieu of such dividends, the Company agreed to issue Common Stock having a value of $50,000 with the shares to be calculated at 80% of fair market value of the Company's Common Stock upon effectiveness of the Registration Statement. No dividends for Series A (or Series A-1 issued in exchange) accrue after December 31, 1996. The Series B shares initially carried an 8% cumulative dividend through date of conversion. Under the amendments, the Series B-1 Preferred Stock will continue to accrue an 8% dividend, payable in each quarter.

     Two hundred fifty shares of Series B Preferred Stock were converted into 160,256 shares of Common Stock in March 1997. In connection with the April 1997 agreement pursuant to which the holder of the remaining 250 shares of Series B Preferred Stock exchanged such shares for Series B-1 Preferred Stock, the Company will pay $30,000 in lieu of prior accrued dividends on the Series B Preferred Stock and penalties for failure to obtain Effectiveness of the Registration Statement. Future penalties will be to the holder of the Series B-1 Preferred Stock if an amendment to the Registration Statement is not filed by April 30, 1997, or if the Registration Statement is not declared effective by July 31, 1997. Such penalties will total $5,000 per week, until any such default is cured.

         COMMON STOCK  (see also Note 18)

         During 1994, the Company issued 450,000 shares of its common stock at a gross price of $9.20 per share in a private placement, and 750,000 shares of its common stock at a gross price of $10.00 per share in a public offering.

         During 1995, the Company issued 445,000 shares of its common stock at a gross price of $4.48 per share and 300,000 shares of its common stock at a gross price of $4.86 per share in two private placements. In December 1995, the shareholders approved an increase in the authorized number of common shares to 20,000,000 from 10,000,000. At the August 1996 Annual Shareholders Meeting, the shareholders approved an additional increase in the number of common shares from 20,000,000 to 70,000,000.

         During 1996, the 7% convertible note payable plus accrued interest (see Note 4) was converted into 933,711 shares of common stock at an average gross price of $4.49 per share. In addition, 39,506 shares valued at $5.0625 per share were issued to the noteholder in payment of a penalty due to a delay in the registration of the conversion shares with the Securities and Exchange Commission.

         In April 1996, the Company issued 916,000 shares of its common stock at a gross price of $4.38 per share in a private placement. In June 1996, the Company issued 5,323 shares of its common stock at a gross price of $6.58 per share to a related party in payment of a lease termination settlement (see Notes 5 and 7). These shares, as well as the conversion shares pertaining to the 1996 Series A and B Convertible Preferred Stock above, are subject to registration rights.

         WARRANTS

         In 1993, the Company issued warrants to purchase 205,000 shares of common stock for $8.40 per share through December 1998.

         In April 1996, the Company issued warrants to purchase 400,750 shares of its common stock at $6.50 per share in connection with a placement of 916,000 shares of common stock. The warrants, with an estimated original value of $137,400, are valid for seven years, and include registration rights for the related shares.

         STOCK OPTION PLAN

         Effective August 31, 1993, the Company's Board of Directors adopted a stock option plan, subsequently amended and restated, which provides for the granting of incentive stock options or non-qualified stock options to eligible employees, consultants and outside directors. The Company has reserved 1,740,000 shares of its common stock for issuance under the plan. The plan provides that the option price shall not be less than the fair market value of the shares on the date of grant; therefore, no compensation expense is recorded for employees. Compensation, or other expense is recorded for any non-employee grants at fair value of the option award. Options vest over a period of one to three years and may be exercised for a period of up to ten years. In addition, certain options were granted by the Board outside the plan in 1995. The following table shows activity in outstanding options during 1995 and 1996.

                                                 1995                           1996
                                          ------------------------       -----------------------
                                                          Weighted                      Weighted
                                                           Average                       Average
                                                          Exercise                      Exercise
                                              Shares         Price           Shares        Price
                                              ------         -----           ------        -----
    Outstanding at beginning of year         628,933       $  7.16        1,236,348      $  6.70
    Granted                                  905,364          6.92          505,000         4.72
    Exercised                                (10,666)         6.03                -            -
    Canceled                                (287,283)         8.43       (1,151,667)        6.45
                                          ----------                     ----------
    Outstanding at end of year             1,236,348       $  6.70          589,681      $  5.26
                                          ----------                     ----------
                                          ----------                     ----------

    Options exercisable at year end          334,824       $  6.25          495,823      $  4.97
                                          ----------                     ----------
                                          ----------                     ----------

    Weighted average fair value of                         $  3.31                       $  2.27
         options granted during
         the year




      The following table shows information for options outstanding or exercisable as of December 29, 1996:

                              Options Outstanding                                Options Exercisable
                 -------------------------------------------       -------------------------------------------
                                Weighted                                           Weighted
                                Average         Weighted                           Average        Weighted
Range of                        Remaining       Average                            Remaining      Average
Exercise         Number of      Contractual     Exercise           Number of       Contractual    Exercise
Prices           Shares         Life            Price              Shares          Life           Price
--------------   ---------      -----------     ------------       ---------       -----------    ------------
 $1.88 - 4.99      170,000        9.5 years      $1.99/share         170,000        9.5 years      $1.99/share
 $5.00 - 6.99      330,681        6.9 years      $6.26/share         266,823        6.5 years      $6.22/share
 $7.00 - 8.88       89,000        8.8 years      $7.77/share          59,000
                 ---------                                         ---------       8.7 years      $7.86/share

Total              589,681        8.0 years      $5.26/share         495,823        7.8 years      $4.97/share
                 ---------                                         ---------
                 ---------                                         ---------


         If the Company had elected the fair value method of accounting for stock-based compensation, compensation cost would be accrued at the estimated fair value of stock option grants over the service period, regardless of later changes in stock prices and price volatility. The fair value at date of grant for options granted in 1995 and 1996 has been estimated based on a modified Black-Scholes pricing model with the following assumptions: no dividend yield for any year; expected volatility for 1995 and 1996 grants of approximately 44% and 46%, based on historical results; risk-free interest rates of 6.65% and 6.6% for 1995 and 1996 grants; and expected lives of approximately five years for all grants. The following table shows net loss and loss per share for 1995 and 1996 as if the Company had elected the fair value method of accounting for stock options.

                                                    1995             1996
                                                 ------------     ------------


    Net loss from continuing operations,         $  (764,181)     $(8,453,030)
         as reported

    Additional compensation expense                 (383,714)        (291,232)
                                                 ------------     ------------

    Net loss, as adjusted (before deemed         $(1,147,895)     $(8,744,262)
         dividends on preferred stock           ------------     ------------
          - see Note 6)                         ------------     ------------

    Net loss per share from continuing
         operations (primary and fully
         diluted)                                $     (0.12)     $     (1.16)


    Additional compensation expense                    (0.06)           (0.04)
                                                 ------------     ------------

    Net loss per share, as adjusted              $     (0.18)     $     (1.20)
                                                 ------------     ------------
                                                 ------------     ------------


         The above calculations include only the effects of 1995 and 1996 grants. Because options generally vest over several years and additional awards are made each year, the results shown above may not be representative of the effects on net earnings or losses in future years.


    POTENTIAL DILUTION

         Common Stock outstanding and the effect of convertible preferred stock, options and warrants at year-end 1996 are summarized as follows (see also Note 18):

                                                            Potential
                                                             Proceeds
                                               Shares     from Exercise
                                          ------------    ---------------

    Common stock outstanding                8,714,652

    Convertible preferred stock             2,536,231      $  3,500,000
       (based on  share price at
          December 29, 1996)

    Stock options                             589,681         3,099,597

    Warrants                                  605,000         4,322,000
                                          ------------

                                           12,445,564
                                          ------------
                                          ------------


         EMPLOYEE STOCK PURCHASE PLAN

         In October 1994, the Company's Board of Directors adopted a qualified employee stock purchase plan. Under the purchase plan, eligible employees (those who have completed one year of continuous employment with the Company) may purchase shares of the Company's common stock through payroll deductions not to exceed 10%. The Company has reserved 200,000 shares of its common stock for issuance under the purchase plan, which remains in effect until terminated by the Company's Board of Directors, or until all of the shares reserved for under the purchase plan have been issued. Unless the Board has otherwise provided a higher amount prior to the commencement of an offering period, the offering exercise price for each purchase period is 85% of the lesser of (a) the fair market value of the shares on the offering date of such offering period or
(b) the fair market value of the shares on the given purchase date. There were 879 and 1,000 shares of common stock issued under the plan in 1995 and 1996, respectively.


7.       RELATED PARTY TRANSACTIONS

         The Company leased office space from a partnership in which a limited partner is a Stockholder, former Director, former President and former Chairman of the Board of the Company (see also Note 15). Rent expense under this lease in 1994, 1995 and 1996 was $146,300, $175,308, and $150,108,
respectively. The Company vacated this space in February 1996, and paid $65,000 plus 5,323 shares of its common stock (see Note 6) in settlement of the lease obligation.

         During 1996, the Company also purchased certain office furniture and equipment under a prior agreement from the stockholder referred to above for $100,000. Certain of the furniture purchased was reduced to its estimated fair value at the end of 1996, resulting in a writedown of $55,000 (see Note 3).

         Also during 1996, the Company repaid $112,500, previously received from a potential franchisee, to a trust controlled by the stockholder referred to above in connection with termination of franchising operations.

         Upscale Food Outlets, Inc. (UFO) was purchased from the Company in April 1996 by an entity owned by the stockholder referred to above. During 1996, the Company sold $62,350 in food products to UFO (see Notes 15 and 16). Of this amount, $18,738 is uncollected and is fully reserved at December 29, 1996.

         In addition, Other Income in 1996 includes $73,750 in short-swing profits recovered from the stockholder referred to above pursuant to Section 16(b) of the Securities & Exchange Act of 1934.

         The Company's Chief Executive Officer, who is also a Director and Stockholder, is a director and stockholder of an entity from whom the Company contracted certain co-packing service and obtained raw materials at terms and prices similar to other third-party vendors. Another director, stockholder and chief executive officer of the related entity is also a Co-founder, Director and Stockholder of the Company. Payments to the related entity were $186,513 during 1996.

         During 1996, the Company paid $12,833 in operations consulting fees to an entity owned by a Director of the Company. During 1996, the Company made payments of $137,252, in connection with purchases of carts and kiosks from another entity. The co-founder, director and executive vice president of this entity is also a Director of the Company. During the third quarter of 1996, these carts and kiosks were reduced to their estimated fair market value resulting in a loss of $221,569 (see Note 3).

8.       INCOME TAXES

         A reconciliation between the Company's effective tax rate and U.S. federal income tax rate on loss from continuing operations follows:


                                        1994            1995           1996
                                        ----            ----           ----

Federal statutory rate                (34.0%)         (34.0%)        (34.0%)

State income taxes, net                (6.0%)          (6.0%)         (6.0%)

Losses for which tax benefits are
reduced by valuation allowances        40.0%           40.0%          40.0%
                                     -------         -------        -------

Effective income tax rate               0.0%            0.0%           0.0%
                                     -------         -------        -------
                                     -------         -------        -------


         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows:

                                                   1995            1996
                                                   ----            ----

    Net operating loss carryforward         $  6,960,000   $  13,360,000
    Reserves for restructure and
      discontinued operations                  3,077,000         168,000
    Depreciation and amortization                143,000         130,000
    Other                                             -          124,000
                                            ------------   -------------
                                              10,180,000      13,782,000

    Less valuation allowance                 (10,180,000)    (13,782,000)
                                            ------------   -------------

    Net deferred tax assets                 $          -   $           -
                                            ------------   -------------
                                            ------------   -------------

         Since the Company could not determine that it was more likely than not that the deferred tax assets would be realized, a 100% valuation allowance was provided in 1995 and 1996.

         At December 29, 1996, the Company had a tax net operating loss carryforward (NOL) of approximately $39 million which expires in varying amounts through 2011. Should significant changes in the Company's ownership occur, the annual amount of NOL carryforwards available for future use would be limited.

9.       LITIGATION AND CONTINGENCIES

         There are no material pending legal proceedings, other than routine litigation incidental to the Company's business, to which the Company is a party or to which any of its property is subject. The Company's former restaurant subsidiary, UFO, is a defendant in approximately four lawsuits alleging breach of lease relating to restaurants closed in 1995 and 1996. As disclosed in Note 15, the Company sold UFO in 1996, and contractually UFO continues to have sole responsibility for such litigation. Although there can be no assurance given as to the results of such legal proceedings, based upon information currently available, management does not believe these proceedings will have a material adverse effect on the financial position or results of operations of the Company.


10.      ADVERTISING COSTS AND EXPENDITURES

         Included in the balance sheet under Prepaid Expenses and Other are advertising costs of $385,939 at December 29, 1996, relating primarily to slotting fees and advertising production costs. Total advertising expenses and slotting fees included in Selling, General and Administrative expenses in the accompanying statements of operations for 1996 were $3,635,796, including $780,106 in writedowns to net realizable value in the third and fourth quarters of 1996.


11.      SIGNIFICANT CUSTOMERS

         Price/Costco and Safeway each accounted for portions of total revenues as follows:

                                  1994      1995      1996
                                  ----      ----      ----

         Price/Costco             45%       47%       41%
         Safeway                  13%       12%        9%


    The Company currently sells its products to four separate Price/Costco regions which makes purchasing decisions independently of one another. On a regular basis, these regions re-evaluate the products carried in their stores. There can be no assurance that these Price/Costco regions will continue to offer Monterey Pasta's products in the future or continue to allocate Monterey Pasta the same amount of shelf space. Currently, the loss of either Price/Costco or Safeway would materially adversely affect the Company's business operations.

No other single customer accounted for more than 10% of the revenues.


12. SUPPLEMENTAL CASH FLOW INFORMATION FOR 1996

    CASH PAYMENTS:
         Interest                                     $  313,155
         Debt issue costs                                 64,591

    NON-CASH OPERATING ACTIVITIES:
         Charges and adjustments to reserve for
              discontinued operations                    260,229

    NON-CASH FINANCING AND INVESTING ACTIVITIES:
         Conversion of long-term debt and accrued
              interest to common stock                 3,928,412
         Capitalization of lease - purchase of
              equipment                                  271,091
         Deemed dividend on preferred stock            1,050,000
         Transfer of fixed assets to assets held
              for sale                                   326,701


13. EMPLOYEE BENEFIT PLAN

    In 1996, the Company instituted a 401(k) Plan covering substantially all full-time employees with six months of service. Under the Plan, employees may elect to defer up to 15% of compensation (subject to certain limitations). One-half of employee contributions up to 6% of compensation are matched by the Company. In addition, the Company may make an annual discretionary
profit-sharing contribution.   Employee contributions, Company matching
contributions and related earnings are always 100% vested. Company profit-sharing contributions and related earnings vest 20% a year, with 100% vesting after five years of service. During 1996, the Company's expense for matching contributions was $21,970; there was no profit-sharing contribution for 1996.


14. EARNINGS PER SHARE

    Primary earnings per share are based on the weighted-average number of common shares actually outstanding during the period and dilutive common stock equivalents assumed to be outstanding during the period (no includable equivalents in any period presented). Fully diluted earnings per share in 1996 include the common shares converted from long-term debt during 1996 (see Notes 4 and 6) as if they had been converted at the beginning of 1996. The 1996 losses are also increased by $1,108,333 in dividends on preferred stock (see Note 6), representing amounts unavailable to actual or potential common shareholders. Because of equivalent shares includable in different periods or at different amounts, per-share amounts for the four quarters do not necessarily equal per-share amounts for the entire year.


15. DISCONTINUED OPERATIONS

    In early 1996, the Company decided to discontinue the operations of its restaurant and franchise subsidiaries, and wrote off the investment in those subsidiaries effective as of December 31, 1995. In early 1996, all operations of the franchising subsidiary, as well as agreements with two franchisees, were terminated. In April 1996, the Company's restaurant subsidiary Update Food Outlets, Inc. (UFO), was sold to Upscale Acquisitions, Inc. (Upscale), which is wholly-owned by Mr. Lance Mortensen. Mr. Mortensen is the chief executive officer, president, and a director of Upscale; he is also a Stockholder and former Director, Chairman of the Board, President, and Chief Executive Officer of the Company.

    The purchase price for the shares of UFO sold to Upscale was $1,000 cash plus a note executed by Upscale for $2,500,000. In addition, under the agreement, the Company advanced $350,000 to UFO subsequent to the purchase. The purchase note is accounted for under the cost recovery method which defers recognition of income (or reduction of loss) until payments are received. The cash advances are not accounted for under the cost recovery method, but have been fully reserved as possibly uncollectible.

    Net revenues from the discontinued operations were $6,068,879, $5,835,816 and $1,796,430 for 1994, 1995 and 1996 (prior to sale of UFO), respectively. Operating losses from the discontinued operations were $1,771,874, $13,586,374, and $839,314 for 1994, 1995, and 1996 (prior to sale of UFO), respectively. The total 1995 losses from discontinued operations also included provisions covering 1996 losses prior to sale of UFO, accruals related to discontinued operations, and provisions to reduce the net assets from discontinued operations to their net realizable value. The 1996 losses were charged directly to the resulting reserves, as were actual expenditures related to the restaurant and franchising operations. During 1996, the reserves were also reduced by $219,998 to reflect adjustments of estimates to the actual Company expenditures. Remaining reserves of $387,584 are expected to be utilized during 1997 as the Company finalizes all arrangements winding up its involvement in the discontinued operations.


    Net liabilities of the discontinued operations as of year end 1995 and 1996 were:

                                            1995         1996
                                       -------------  -------------
    Current assets                     $  1,445,345   $          -
    Current liabilities                 (10,283,650)      (387,584)
    Non-current assets                    5,968,290              -
    Non-current liabilities                 (94,400)             -
                                       -------------  -------------
    Net liabilities                    $ (2,964,415)  $   (387,584)
                                       -------------  -------------
                                       -------------  -------------

16. QUARTERLY INFORMATION (UNAUDITED)

    The summarized quarterly financial data presented below reflect all adjustments which, in the opinion of management, are of a normal and recurring nature necessary to present fairly the results of operations for the periods presented. The 1996 results for first, second, and third quarter have been retroactively restated to reflect various corrections relating primarily to: guaranteed discounts on convertible debt (see Note 4), timing differences in recording of certain transactions, and errors in capitalization of certain fixed assets for First Quarter (resulting in additional losses of $469,864); reclassification of $367,543 in reductions to the reserves for discontinued operations for Second Quarter (previously netted in Selling, General and Administrative expenses); and consideration of deemed dividend discount on loss per share in Third Quarter (resulting in an additional $.07 loss per share). Correction of these errors will result in amendments to the Company's Forms 10-Q, which are in process as of March 26, 1997.



                                                 First         Second          Third         Fourth
                                               Quarter        Quarter        Quarter        Quarter           1995
                                               -------        -------        -------        -------           ----
    Year Ended 1995
Net Sales                                 $  3,840,535   $  3,948,334    $ 5,089,422   $  5,837,535    $18,715,826
Gross profit                                 1,469,933      1,724,565      2,167,450      2,242,499      7,604,447
Operating profit (loss)                        198,113       (267,282)       124,091       (910,506)      (855,584)
Income (loss) from                             198,113       (242,803)       132,204       (851,695)      (764,181)
  continuing operations
  Net loss                                $ (1,788,804)  $ (9,204,721)   $  (960,499)  $(10,089,485)  $(22,043,509)


Earnings/(loss) per primary and
  fully diluted common share  (Note 14):


  Continuing operations                          $0.03         ($0.04)         $0.02         ($0.12)        ($0.12)
  Discontinued operations                       ($0.32)        ($1.47)        ($0.16)        ($1.36)        ($3.30)
                                          ------------    -----------    -----------    -----------   ------------

  Net loss                                      ($0.29)        ($1.51)        ($0.14)        ($1.48)        ($3.42)
                                          ------------    -----------    -----------    -----------   ------------
                                          ------------    -----------    -----------    -----------   ------------



                                              First          Second         Third          Fourth
                                             Quarter        Quarter        Quarter        Quarter         1996
                                          ------------    -----------    -----------    -----------   ------------
    Year Ended 1996

  Net Sales                               $  6,133,087    $ 6,716,498    $ 5,670,820    $ 5,971,998   $ 24,492,403
  Gross profit                               2,603,672      3,194,949        752,085      2,090,577      8,641,283
  Operating loss                              (481,651)      (383,786)    (5,957,038)    (1,345,395)    (8,167,870)
  Loss from continuing                        (709,850)      (450,482)    (5,924,928)    (1,367,770)    (8,453,030)
   operations

  Net loss                                $   (709,850)   $   (82,939)   $(5,924,928)   $(1,515,315)  $ (8,233,032)

Earnings/(loss)  per primary and
   fully diluted common share  (Note 14):

  Continuing operations                         ($0.10)        ($0.08)        ($0.77)        ($0.18)        ($1.16)
  Discontinued operations                        $0.00          $0.04          $0.00         ($0.01)        ($0.03)
                                          ------------    -----------    -----------    -----------   ------------

  Net loss                                      ($0.10)        ($0.04)        ($0.77)        ($0.19)        ($1.13)
                                          ------------    -----------    -----------    -----------   ------------
                                          ------------    -----------    -----------    -----------   ------------



17. LIQUIDITY AND CAPITAL RESOURCES

    During 1996, the Company had an operating loss of $8,167,870 and used $6,115,478 in cash for continuing operations. In addition, net working capital at December 29, 1996 was a deficit of $376,836. As part of its plans to return to profitable operations, the Company has:

    -  withdrawn from certain unprofitable markets and customers (see Note 3);

    -  renegotiated terms with certain other customers;

    - realigned its marketing focus, reducing related slotting fees and advertising expenditures (see Note 10);

    - renegotiated agreements with preferred shareholders reducing certain dividends and penalties (see Notes 6 and 18);

    - relocated and centralized its corporate headquarters from San Francisco into its manufacturing plant location in Salinas, California (see Note 18);

       and

    -  reduced its headcount and related overhead.

    In addition, subsequent to December 29, 1996, the Company completed a Private Placement of approximately 1,600,000 shares of Common stock at a gross price of $1.35 per share, and entered into an agreement to sell 550,000 shares of restricted Common stock to the Company's Chief Executive Officer at $1.88 per share (see Note 18). While there can be no assurance as to the outcome of the Company's initiatives, management believes these changes in its business, as discussed above, will allow the Company to enhance its financial position and operating results.

18. SUBSEQUENT EVENTS

    EQUITY TRANSACTIONS

    In March 1997, the Company's Chief Executive Officer agreed to purchase 550,000 shares of Common Stock containing various time-served and performance restrictions with a non-recourse note due December 31, 1997. The shares will be repurchasable by the Company at the original price of $1.88 if the restriction conditions are not met, in varying amounts, through September 1997.

    Effective December 31, 1996, a financing consultant for the Company was granted options to buy 50,000 shares of Common Stock at $1.88 in lieu of consulting fees.

    On March 13, 1997, one half of the Series B Preferred stock was converted into 160,256 shares of Common Stock. Also, as discussed in Note 6, certain terms of the agreement for both Series A and Series B Preferred stock were amended retroactively in February and April 1997. Accordingly, in March 1997, the Company's 3,000 shares of Series A Preferred Stock were exchanged for Series A-1 incorporating the amendments. In April, 1977 the remaining 250 shares of Series B Preferred Stock will be exchanged for Series B-1, incorporating the amendments.

    During the first quarter of 1997, the Company completed a private placement of approximately 1,600,000 shares of Common stock at a gross price of $1.35 per share, and provided registration rights relating to those shares.

    In March 1997, the President of the Company was granted options to buy 30,000 shares of Common Stock at $2.00 per share as part of a termination settlement.

    FINANCING TRANSACTIONS

    As discussed in Note 4, the interest rates on the Company's credit facility were increased to prime plus 5.0% and prime plus 5.25% for the accounts receivable/inventory and equipment portions of the line, respectively, effective January 1, 1997.


    OTHER

    In January 1997, the Company relocated its corporate and administrative headquarters from San Francisco to its plant location in Salinas, California. Effective April 1, 1997, the Company subleased its San Francisco office space to Harper Collins Publishing, Inc. on a four year sublease arrangement.

                                                                     SCHEDULE II

                             MONTEREY PASTA COMPANY
                       VALUATION AND QUALIFYING ACCOUNTS

                                             Additions -  Deductions -
                                   Balance,  Charged to    Writeoffs    Balance,
                                  Beginning   Costs and    Charged to    End of
                                   of 1996     Expense      Reserves      1996
                                  ---------  -----------  ------------  --------

Allowances against Receivables --
  Spoils, Returns, Adjustments
  and Bad Debts                   153,267    1,061,566      290,548     924,285

Inventory Reserves --
  Spoils and Obsolescence          40,000       55,000       40,000      55,000

                                      SIGNATURES

    Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the of San Francisco, State of California, on the 14th day of April, 1997.

    MONTEREY PASTA COMPANY



                                       By: /S/KENNETH A. STEEL JR.
                                           ----------------------------
                                           Kenneth A. Steel Jr.
                                           Chief Executive Officer



                                       By: /S/JAMES S. SERBIN
                                           ----------------------------
                                           James S. Serbin
                                           Chief Financial Officer


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated and on the date indicated.

    NAME                          TITLE                    DATE
    ----                          -----                    ----

    /s/CHARLES B. BONNER          Director                 April 14, 1997
    -------------------------
    Charles B. Bonner

    /s/DANIEL J. GALLERY          Director                 April 14, 1997
    -------------------------
    Daniel J. Gallery

    /s/FLOYD R. HILL              Director                 April 14, 1997
    -------------------------
    Floyd R. Hill

    /s/TIMOTHY J. RYAN            Director                 April 14, 1997
    -------------------------
    Timothy J. Ryan

    /s/KENNETH A. STEEL, JR.      Chief Executive          April 14, 1997
    -------------------------     Officer and Director
    Kenneth A. Steel, Jr.

    /s/ROBERT F. STEEL            Director                 April 14, 1997
    -------------------------
    Robert F. Steel

    /s/VAN TUNSTALL               Director                 April 14, 1997
    -------------------------
    Van Tunstall

    /s/JAMES WONG                 Director                 April 14, 1997
    -------------------------
    James Wong

                                   INDEX TO EXHIBITS


NUMBER

                                    EXHIBIT TITLE

 2.1 Agreement and Plan of Merger dated August 7, 1996 by and between Monterey Pasta Company, a California corporation and Monterey Pasta Company, a Delaware corporation (incorporated by reference from Exhibit A to the Company's Proxy Statement for the Special Meeting of Shareholders held on August 1, 1996, filed with the Securities and Exchange Commission on June 27, 1996)
 3.1 Certificate of Incorporation dated August 1, 1996 (incorporated by reference from Exhibit B to the Company's Proxy Statement for the Special Meeting of Shareholders held on August 1, 1996, filed with the Securities and Exchange Commission on June 27, 1996).
 3.2 Certificate of Designations of Series A Convertible Preferred Stock (incorporated by reference from Annex I to the Subscription Agreement dated July 31, 1996, filed as Exhibit 4.1 to this Form 10-K)
 3.3 Certificate of Designations of Series B Convertible Preferred Stock (incorporated by reference from Annex I to the Subscription Agreement dated August 9, 1996, filed as Exhibit 4.3 to this Form 10-K)
 3.4 Bylaws of the Company (incorporated by reference from Exhibit C to the Company's Proxy Statement for the Special Meeting of Shareholders held on August 1, 1996, filed with the Securities and Exchange Commission on June 27, 1996)
 4.1 Subscription Agreement, dated as of July 31, 1996 (incorporated by reference from Exhibits with corresponding numbers filed with the Company's Registration Statement on Form S-3 on August 23, 1996)
 4.2 Registration Rights Agreement, dated as of July 31, 1996 (incorporated by reference from Exhibits with corresponding numbers filed with the Company's Registration Statement on Form S-3 on August 23, 1996)
 4.3 Subscription Agreement, dated as of August 9, 1996 (incorporated by reference from Exhibits with corresponding numbers filed with the Company's Registration Statement on Form S-3 on August 23, 1996)
 4.4 Registration Rights Agreement, dated as of August 9, 1996 (incorporated by reference from Exhibits with corresponding numbers filed with the Company's Registration Statement on Form S-3 on August 23, 1996)
 4.5 Form of Warrant for purchase of the Company's Common Stock, dated as of July 1, 1996 (incorporated by reference from Exhibits with corresponding numbers filed with the Company's Registration Statement on Form S-3 on August 23, 1996)
 4.6 Form of Registration Rights Agreement dated April 1996, among the Company, Spelman & Co., Inc. and investor (incorporated by reference from Exhibits with corresponding numbers filed with the Company's Quarterly Report on Form 10-Q on June 21, 1996).
 4.7 Shareholder Rights Agreement dated as of May 15, 1996 between the Company and Corporate Stock Transfer, as rights agent (incorporated by reference from Item 2 of Form 8-A filed with the Securities and Exchange Commission on May 28, 1996)

 10.1(*) Second Amended and Restated 1993 Stock Option Plan (as amended on
         August 1, 1996)
 10.2(*) 1995 Employee Stock Purchase Plan (incorporated by reference from
         Exhibit 10.15 to the Company's 1994 Form 10-K)
 10.3    Blackhawk Plaza Lease of the Company (incorporated by reference from
         Exhibit 10.02 to the Company's Registration Statement No. 33-69590-LA on Form SB-2 (the "SB-2")
 10.4 353 Sacramento Street Office Lease dated as of December 27, 1995 with John Hancock Mutual Life Insurance Company, together with letter agreement dated March 20, 1996 regarding basement storage (incorporated by reference to the Company's Annual Report on Form 10-K filed April 1, 1996 (the "1995 Form 10-K")
 10.5 Monterey County Production Facility Lease of the Company, as amended (incorporated by reference from Exhibit 10.03 to the SB-2)
 10.6 Amendment No. 1 dated February 1, 1995 and Amendment No. 2 dated March 1, 1995 to Monterey County Production Facility Lease of the Company (incorporated by reference from Exhibits with corresponding numbers filed with the 1995 Form 10-K)
 10.7 Christie Avenue Warehouse Lease of the Company (incorporated by reference from Exhibit 10.04 to the SB-2)
 10.8 Loan and Security Agreement dated December 8, 1995 with Coast Business Credit, a Division of Southern Pacific Thrift and Loan Association, and Schedule thereto (incorporated by reference from Exhibits with corresponding numbers filed with the 1995 Form 10-K)
 10.9 Equipment Collateral Security Agreement dated December 8, 1995 with Coast Business Credit (incorporated by reference from Exhibits with corresponding numbers filed with the 1995 Form 10-K)
 10.10 Secured Promissory Note dated December 8, 1995 in the original principal amount of $500,000 in favor of Coast Business Credit (incorporated by reference from Exhibits with corresponding numbers filed with the 1995 Form 10-K)
 10.11 Secured Promissory Note dated December 8, 1995 in the original principal amount of $750,000 in favor of Coast Business Credit (incorporated by reference from Exhibits with corresponding numbers filed with the 1995 Form 10-K)
 10.12 Investment Agreement dated July 12, 1995 with The Seychelles Fund, Ltd. (incorporated by reference from Exhibits with corresponding numbers filed with the 1995 Form 10-K)
 10.13 Master Lease dated August 1, 1995 with Sentry Financial Corporation (incorporated by reference from Exhibits with corresponding numbers filed with the 1995 Form 10-K)
 10.14 Letter Agreement dated July 26, 1995 between Monterey Pasta Development Company and California Pasta Company (incorporated by reference from Exhibit 10.21 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 2, 1995 ("Q3 10-Q"))
 10.15 Asset Purchase Agreement dated July 26, 1995 between Upscale Food Outlets, Inc. and California Pasta Company (incorporated by reference from Exhibit 10.22 to the Company's Q3 10-Q)

 10.16 Franchise Termination Agreement and Release dated March 8, 1996 among the Company, Upscale Food Outlets, Inc., Monterey Pasta Development Company, The Lance H. Mortensen Unitrust dated December 3, 1994, and LBJ Restaurants, LLC (incorporated by reference from Exhibits with corresponding numbers filed with the 1995 Form 10-K)
 10.17 Acquisition Agreement between the Company and Upscale Food Outlets, Inc. (incorporated by reference from Exhibit 10.05 to the SB-2)
 10.18* Employment Agreement with Lance H. Mortensen (incorporated by reference from Exhibit 10.06 to the SB-2)
 10.19* Employment Agreement dated September 5, 1995 with Mr. Norman E. Dean (incorporated by reference from Exhibit 10.20 to the Company's Q3 10-Q)
 10.20* Consulting Agreement dated May 25, 1995 with Daniel J. Gallery (incorporated by reference from Exhibit 10.18 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 2, 1995 ("Q2 10-Q"))
 10.21* Employment Agreement dated June 30, 1993 with Anthony W. Giannini (incorporated by reference from Exhibits with corresponding numbers filed with the 1995 Form 10-K)
 10.22* Employment Agreement with Mr. David J. Massara (incorporated by reference from Exhibit 10.18 to the Company's 1994 Form 10-K)
 10.23 Trademark Registration -- MONTEREY PASTA COMPANY, under Registration No. 1,664,278, registered on November 12, 1991 with the U.S. Patent and Trademark Office (incorporated by reference from Exhibit 10.09 to the SB-2)
 10.24 Trademark Registration -- MONTEREY PASTA COMPANY, under Registration No. 1,943,602, registered on December 26, 1995 with the U.S. Patent and Trademark Office (incorporated by reference from Exhibits with corresponding numbers filed with the 1995 Form 10-K)
 10.25 Trademark Registration -- MONTEREY PASTA COMPANY and Design, under Registration No. 1,945,131, registered on January 2, 1996 with the U.S. Patent and Trademark Office (incorporated by reference from Exhibits with corresponding numbers filed with the 1995 Form 10-K)
 10.26 Trademark Registration -- MONTEREY PASTA COMPANY and Design, under Registration No. 1,951,624, registered on January 23, 1996 with the U.S. Patent and Trademark Office (incorporated by reference from Exhibits with corresponding numbers filed with the 1995 Form 10-K)
 10.27 Trademark Registration -- MONTEREY PASTA COMPANY, under Registration No. 1,953,489, registered on January 30, 1996 with the U.S. Patent and Trademark Office (incorporated by reference from Exhibits with corresponding numbers filed with the 1995 Form 10-K)
 10.28 Subscription Agreement dated as of June 21, 1995 with GFL Advantage Fund Limited (incorporated by reference from Exhibit 10.19 to the Company's Q2 10-Q)
 10.29 Registration Rights Agreement dated as of June 15, 1995 with GFL Advantage Fund Limited, as amended on October 13 and 19, 1995, respectively (incorporated by reference from Exhibit 10.2 to the Company's Q2 10-Q, and Exhibits 10.6 and 10.7 to the Company's S-3 Registration Statement No. 33-96684, filed on December 12, 1995 (the "S-3"))
 10.30 Joint Escrow Instructions dated as of October 1995 (incorporated by reference from Exhibit 10.5 to the Company's S-3)

 10.31 Note Purchase Agreement dated as of October 19, 1995 with GFL Advantage Fund Limited (incorporated by reference from Exhibit 10.3 to the Company's S-3)
 10.32 Convertible Note dated as of October 25, 1995, executed by the Company in favor of GFL Advantage Fund Limited (incorporated by reference from Exhibits with corresponding numbers filed with the 1995 Form 10-K)
 10.33   Trademark Purchase (Burns) (incorporated by reference from Exhibit
         10.12 of the SB-2)
 10.34 Purchase of Stock and Exhibits (Burns- Mortensen-Hill) (incorporated by reference from Exhibit 10.13 of the SB-2)
 10.35 Non-Recourse Promissory Note (Hill-Mortensen) (incorporated by reference from Exhibit 10.15 of the SB-2)
 10.36 Asset Purchase Agreement dated March 1, 1994 between Upscale Food Outlets, Inc., Lucca's Pasta Bar, Inc., Timothy John Morris and Marian Kathryn Morris (incorporated by reference from Exhibit 10.16 to the Company's 1993 Form 10-K)
 10.38 Asset Purchase Agreement dated March 1, 1994 between Upscale Food Outlets, Inc. Lucca's Pasta Bar, Inc., Timothy John Morris and Marian Kathryn Morris (incorporated by reference from Exhibit 10.16 to the Company's 1993 Form 10-K)
 10.39 Franchise Termination Agreement and Release dated as of March 27, 1996, among the Company, Upscale Food Outlets, Inc., Monterey Pasta Development Company, California Pasta Company, and James G. Schlicher (incorporated by reference from Exhibits with corresponding numbers filed with the Company's Quarterly Report on Form 10-Q on June 21,
         1996)
 10.40 Stock Purchase Agreement dated April 1, 1996 between Upscale Acquisitions, Inc. and the Company (incorporated by reference from Exhibits with corresponding numbers filed with the Company's Quarterly Report on Form 10-Q on June 21, 1996).
 10.41 Placement Agent Agreement dated April 12, 1996 between the Company and Spelman & Co., Inc. (incorporated by reference from Exhibits with corresponding numbers filed with the Company's Quarterly Report on Form 10-Q on June 21, 1996).
 10.44* The Company's 401(k) Plan, established to be effective as of January 1, 1996, adopted by the Board of Directors on June 7, 1996 (incorporated by reference from Exhibit 10.24 to the Company's Quarterly Report on Form 10-Q filed June 21, 1996)
 10.45* Directed Employee Benefit Trust Agreement dated June 17, 1996 between the Company and The Charles Schwab Trust Company, as Trustee of the Company's 401(k) Plan (incorporated by reference from Exhibit 10.24 to the Company's Quarterly Report on Form 10-Q filed June 21, 1996)
 10.46* Employment Agreement dated February 12, 1996 with Mr. Robert J. Otto (incorporated by reference from Exhibit 10.24 to the Company's Quarterly Report on Form 10-Q filed June 21, 1996).
 16.1 Letter from Deloitte & Touche LLP dated October 31, 1996 (incorporated by reference to the Company's Current Report on Form 8-K/A filed November 8, 1996)
 21.1    Subsidiaries of the Company
 27.1    Financial Data Schedule

         * Management contract or compensatory plan or arrangement covering executive officers or directors of Monterey Pasta Company and its subsidiary, Upscale Food Outlets, Inc.