Form 10-K/A
period 1996-12-29
MONTEREY PASTA CO
filed 1997-04-29
CIK 913032

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON DC  20549

                                     FORM 10-K/A

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    THE SECURITIES EXCHANGE ACT OF 1934
    For the fiscal year ended December 29, 1996
                                          OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    THE SECURITIES EXCHANGE ACT OF 1934
    FOR THE TRANSITION PERIOD FROM _____________ TO ______________

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ _____ ]

     The approximate aggregate market value of the voting stock held by non-affiliates of the issuer as of April 25, 1997 was $19,600,000. The number of shares outstanding of the issuer's common stock as of April 25, 1997, was 10,474,908.

                                       PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information relating to the directors and executive officers of the Company is set forth in Part I of this Report under the caption "Management."

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish the Company with copies of all reports they file under Section 16(a). To the Company's knowledge, based solely on its review of the copies of such reports furnished to the Company and written representations that no other reports were required, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with during the fiscal year ended December 29, 1996, except that for Messrs. Chris Gilliam, a former Director, Marshall Stevens, a former President, and Ken Steel, the current Chief Executive Officer, initial reports on Form 3 following their appointments were filed late. In addition, certain reports on Form 4 for John Abrams, a former Officer and Director, were filed late.

ITEM 11. EXECUTIVE COMPENSATION

                             SUMMARY  COMPENSATION  TABLE

                                          Annual Compensation                                Long Term Compensation
                                          -------------------                                ----------------------
                                                                                               Securities
     Name and                                                                                  Underlying                 All
Principal Position       Year          Salary $               Bonus $        Other $            Options (#)             Other $
------------------       ----         ---------              --------       --------          ------------             --------

KENNETH A. STEEL, JR.   1996         $        -   (1)       $       -      $       -            $       -   (1)       $       -
Interim Chief           1995                N/A                   N/A            N/A                 N/A                    N/A
Executive Officer       1994                N/A                   N/A            N/A                 N/A                    N/A

NORMAN E . DEAN         1996         $  167,599   (2)       $       -      $   4,850    (3)     $      -              $       -
Former President and    1995         $   57,692   (2)       $       -      $   1,200    (3)     $610,000    (4)       $       -
Chief  Executive        1994                N/A                   N/A            N/A            $ 10,000    (4)             N/A
Officer

ANTHONY W. GIANNINI     1996         $   85,064             $       -      $   4,150    (5)     $ 60,000    (6)       $  31,125 (7)
Former Senior Vice      1995         $  107,520             $  36,950      $   6,600    (5)     $ 55,000    (6)       $       -
President of Sales      1994         $  101,124             $  15,676      $       -            $      -              $       -

Notes:
(1) Mr. Steel was appointed Chief Executive Officer on October 5, 1996. He receives no salary compensation, but was granted rights to purchase 550,000 shares of Common stock on March 20, 1997 with a full recourse promissory note for the full amount at a per share price of $1.875, subject to time served and performance restrictions.

(2) Mr. Dean resigned as Chief Executive Officer and President of the Company on October 4, 1996. He was appointed to those positions effective October 2, 1995, upon the resignation of Mr. Mortensen.

(3) Mr. Dean received an auto allowance of $400 per month through April 1996 and $650 per month thereafter.

(4) As a Director, Mr. Dean received stock options totaling 10,000 on March 3, 1994 and 10,000 on January 6, 1995. Fifteen thousand of these shares are exercisable as of December 29, 1996; the balance expired unvested upon his
resignation.   Mr. Dean also received options, as an employee,  on  600,000 shares on September 7, 1995, outside the 1993 Stock Option Plan, vesting on various performance targets, all of which expired unvested upon his resignation.

(5) Mr. Giannini received an auto allowance of $550 per month through May 1996 and $650 per month thereafter.

(6) Mr. Giannini received stock options on 55,000 shares of common stock which expired unvested upon his termination; however, he received an option for 60,000 shares of common stock on December 19, 1996 in connection with a separation agreement.

(7) Subsequent to his termination in July 1996, Mr. Giannini was a consultant to the Company until March 1997.

    OPTION GRANTS IN LAST FISCAL YEAR

    The following table sets forth for the fiscal year ended December 29, 1996, the options granted to the executive officers named below. During the fiscal year ended December 29, 1996, there were no exercises of stock options by the executive officers named in the table below.

                                          Individual Grants
                       ----------------------------------------------------
                         Number of          % of Total                                             Potential Realizable
                         Securities           Options                                              Value on 12/29/96
                         Underlying          Granted to           Exercise                         ------------------------------
                          Options            Employees             or Base          Expiration     Alternative Grant
       Name             Granted (2)           in 1996              Price               Date        Date Value  (1)
---------------------  -------------        ------------         ----------          ----------    ------------
K.A.Steel, Jr.                   0                   0                  0                   0               0

N.E.Dean                         0                   0                  0                   0               0

A.W. Giannini               60,000                11.9%            $1.875          12/18/2007         $60,796

(1) The alternative grant date values are based on the modified Black-Scholes option pricing model, assuming no dividend yield, expected volatility of approximately 54%, risk free rate of return of 6%, and expected time of
exercise generally at half of the original contractual life.    Actual values
realized on stock options are dependent on actual future performance of the Company's stock, among other factors. Accordingly, the amounts may not necessarily be realized.

(2) The 1993 Stock Option Plan provides that upon, among other things, the dissolution, liquidation, reorganization, merger or consolidation of the Company or the sale of all or substantially all of the assets of the Company, or transfer of control (as such term is defined under Section 7.1 of the Plan), all outstanding options under the 1993 Stock Option Plan shall become immediately exercisable as of the date

30 days prior to the date of transfer of control if such options would otherwise terminate upon consummation of the transaction or if the surviving or successor corporation as the case may be, does not assume the Company's obligations under the 1993 Stock Option Plan or substitute for such outstanding options.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option
Values


                                  Number of Securities                    Value of Unexercised
                                       Underlying                              In-The-Money
                                  Unexercised Options at                       Options at
                                     December 29, 1996                     December 29, 1996
                             ---------------------------------       ---------------------------------
Name                          Exercisable       Unexercisable        Exercisable         Unexercisable
-----------------            ------------       --------------       ------------       --------------
K.A. Steel, Jr.                        0                    0                  0                    0

N.E. Dean                         10,000                    0                  0                    0
                                   5,000                    0                  0                    0

A.W. Giannini                     60,000                    0           $  3,750                    0

EMPLOYMENT CONTRACTS

    James B. Serbin, Chief Financial Officer, has a 13-26 week employment
contract with the Company expiring  September 26, 1997.   Permanent placement
will be considered by both parties at that time.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth as of April 24, 1997 (except as noted in the footnotes to the table), certain information with respect to the beneficial ownership of the Company's Common Stock by (i) all persons known by the Company to be the beneficial owners of more than 5% of the outstanding Common Stock of the Company, (ii) each director and director-nominee of the Company, (iii) the Chief Executive Officer as of April 24, 1997, and (iv) all executive officers and directors of the Company for fiscal year 1996 through April 24, 1997, as a group.


                                                 AMOUNT AND NATURE OF
NAME AND ADDRESS OF BENEFICIAL OWNER(1)          BENEFICIAL OWNERSHIP (2)           PERCENT OF CLASS (2)
---------------------------------------          ------------------------           --------------------
Wellington Management Company, LLP (3)                    722,000                                4.84%
75 State Street
Boston, MA 02109

Wellington Trust Company, N.A. (4)                        361,000                                2.42%
7575 State Street
Boston, MA  02109


                                                 AMOUNT AND NATURE OF
NAME AND ADDRESS OF BENEFICIAL OWNER(1)          BENEFICIAL OWNERSHIP (2)           PERCENT OF CLASS (2)
---------------------------------------          ------------------------           --------------------
GFL Performance Fund Limited (5)                        2,000,000                               13.40%
C/O Genesee Advisers
12007 Sunrise Valley Drive, Suite 460
Reston, VA 22091

Kenneth A. Steel, Jr. (6)                                 735,000                                4.93%

Robert F. Steel  (7)                                      200,000                                1.34%

Daniel J. Gallery  (8)                                     73,000                                 .49%

Timothy J. Ryan  (9)                                       54,000                                 .36%

Van Tunstall                                               25,000                                 .17%

Floyd  R. Hill (10)                                       210,000                                1.41%

James Wong                                                   --                                    --

Charles B. Bonner (11)                                     28,727                                 .19%

All Officers and Directors as a group                   1,330,727                                8.92%
 (9 persons)

(1) Unless otherwise noted, the address of each named person is: Care of Monterey Pasta Company, 1528 Moffett Street, Salinas, CA 93905

(2) Includes shares of Monterey Pasta Company Common Stock underlying the options and convertible securities outstanding held by the beneficial owners with respect to whom the calculation is made, but does not include shares of Common Stock that may not be acquired until more than 60 days after April 25, 1997.

(3) According to a Schedule 13D filed with the Securities and Exchange Commission on January 24, 1997, Wellington Management Company, LLP, in its capacity as investment adviser, may be deemed to be the beneficial owner of all 722,000 shares owned by its investment counseling clients. Wellington Management Company, LLP, has shared dispositive power over all 772,000 shares.

(4) According to a Schedule 13D filed with the Securities and Exchange Commission on January 24, 1997, Wellington Trust Company, N.A., in its capacity as an investment adviser, may be deemed to be the beneficial owner of all 361,000 shares owned by its investment counseling clients. Wellington Management Company, LLP, has shared dispositive voting power over all 361,000 shares.

(5) Includes 2,000,000 shares related to convertible preferred stock (based on share price at April 24, 1997).

(6) Includes 550,000 restricted shares to be purchased with a full recourse note under rights granted on March 20, 1997.

(7)  Includes 50,000  exercisable options granted under the 1993 Stock Option
Plan.

(8)  Includes 60,000  exercisable options granted under the 1993 Stock Option
Plan.

(9)  Includes 54,000  exercisable options granted under the 1993 Stock
Option Plan.

(10)  Includes 10,000  exercisable options granted under the 1993 Stock
Option Plan.

(11)  Includes 5,000  exercisable options granted under the 1993 Stock Option
Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The Company leased office space from a partnership in which Mr. Lance Mortensen is a limited partner. Mr. Mortensen is a Shareholder, former Director, former President and former Chairman of the Board of the Company. Rent expense under this lease in 1996 was $150,108. The Company vacated this space in February 1996, and paid $65,000 plus 5,323 shares of its common stock in settlement of the lease obligation.

    In April 1996, the Company's restaurant subsidiary Upscale Food Outlets, Inc. (UFO), was sold to Upscale Acquisitions, Inc. (Upscale), which is wholly-owned by Mr. Lance Mortensen. The purchase price for the shares of UFO sold to Upscale was $1,000 cash plus a note executed by Upscale for $2,500,000. In addition, under the agreement, the Company advanced $350,000 to UFO subsequent to the purchase. The purchase note is accounted for under the cost recovery method which defers recognition of income (or reduction of loss) until payments are received. The cash advances are not accounted for under the cost recovery method, but have been fully reserved as possibly uncollectible. During 1996, the Company sold $62,350 in food products to UFO. Of this amount, $18,738 is uncollected and is fully reserved at December 29, 1996.

    During 1996, the Company purchased certain office furniture and equipment under a prior agreement from the Shareholder referred to above for $100,000. Certain of the furniture purchased was reduced to its estimated fair value at the end of 1996, resulting in a writedown of $55,000.

    Mr. Kenneth A. Steel, Jr., the Company's Chief Executive Officer, who is also a Director and Shareholder, is a director and shareholder of an entity from whom the Company contracted certain co-packing service and obtained raw materials. Mr. Floyd R. Hill, who is another director, shareholder and chief executive officer of the related entity, is also a Co-founder, Director and Shareholder of the Company. Payments to the related entity were $186,513 during 1996. These arrangements are continuing in 1997.

    On March 20, 1997, Mr. Steel, was granted rights to purchase 550,000 shares of Common Stock with a full recourse promissory note for the full amount at a per share price of $1.875 per share, subject to time served and performance restrictions.

    During 1996, the Company made payments of $137,252 in connection with purchases of carts and kiosks from another entity. A $222,000 loss was recorded in the third quarter of 1996, reducing the related assets (including prior purchases, upgrades and additions purchased from other vendors) to their estimated fair values. Mr. Daniel Gallery, co-founder, director and executive vice president of this entity is a Director of the Company.

                                      SIGNATURES

    Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the of San Francisco, State of California, on the 28th day of April, 1997.


    MONTEREY PASTA COMPANY



                                            By:  \s\ KENNETH A. STEEL, Jr.
                                            ------------------------------
                                            Kenneth A. Steel Jr.
                                            Chief Executive Officer


                                            By: \s\ JAMES S. SERBIN
                                            -----------------------
                                            James S. Serbin
                                            Chief Financial Officer



    As of April 28, 1997, no Proxy statements or Annual reports have yet been furnished to securityholders. The Company anticipates furnishing its Annual Report to securityholders by the end of May, 1997, and will provide copies of such report to the Commission at that time.

                                  INDEX TO EXHIBITS

NUMBER

                                    EXHIBIT TITLE

 2.1 Agreement and Plan of Merger dated August 7, 1996 by and between Monterey Pasta Company, a California corporation and Monterey Pasta Company, a Delaware corporation (incorporated by reference from Exhibit A to the Company's Proxy Statement for the Special Meeting of Shareholders held on August 1, 1996, filed with the Securities and Exchange Commission on June 27, 1996)
 3.1 Certificate of Incorporation dated August 1, 1996 (incorporated by reference from Exhibit 5 to the Company's Proxy Statement for the Special Meeting of Shareholders held on August 1, 1996, filed with the Securities and Exchange Commission on June 27, 1996).
 3.2 Certificate of Designations of Series A Convertible Preferred Stock (incorporated by reference from Annex I to the Subscription Agreement dated July 31, 1996, filed as Exhibit 4.1 to this Form 10-K)
 3.3 Certificate of Designations of Series B Convertible Preferred Stock (incorporated by reference from Annex I to the Subscription Agreement dated August 9, 1996, filed as Exhibit 4.3 to this Form 10-K)
 3.4 Bylaws of the Company (incorporated by reference from Exhibit C to the Company's Proxy Statement for the Special Meeting of Shareholders held on August 1, 1996, filed with the Securities and Exchange Commission on June 27, 1996)
 3.5       Certificate of Designations of Series A-1 Convertible Preferred Stock
 3.6       Certificate of Designations of Series B-1 Convertible Preferred Stock
 4.1 Subscription Agreement, dated as of July 31, 1996 (incorporated by reference from Exhibits with corresponding numbers filed with the Company's Registration Statement on Form S-3 on August 23, 1996)
 4.2 Registration Rights Agreement, dated as of July 31, 1996 (incorporated by reference from Exhibits with corresponding numbers filed with the Company's Registration Statement on Form S-3 on August 23, 1996)
 4.3 Subscription Agreement, dated as of August 9, 1996 (incorporated by reference from Exhibits with corresponding numbers filed with the Company's Registration Statement on Form S-3 on August 23, 1996)
 4.4 Registration Rights Agreement, dated as of August 9, 1996 (incorporated by reference from Exhibits with corresponding numbers filed with the Company's Registration Statement on Form S-3 on August 23, 1996)
 4.5 Form of Warrant for purchase of the Company's Common Stock, dated as of July 1, 1996 (incorporated by reference from Exhibits with corresponding numbers filed with the Company's Registration Statement on Form S-3 on August 23, 1996)
 4.6 Form of Registration Rights Agreement dated April 1996, among the Company, Spelman & Co., Inc. and investor (incorporated by reference from Exhibits with corresponding numbers filed with the Company's Quarterly Report on Form 10-Q on June 21, 1996).
 4.7 Shareholder Rights Agreement dated as of May 15, 1996 between the Company and Corporate Stock Transfer, as rights agent (incorporated by reference from Item 2 of Form 8-A filed with the Securities and Exchange Commission on May 28, 1996)
 4.8 Form of Subscription Agreement dated April 1996, among the Company, Spelman & Co., Inc. and investor
 4.9 Amendment to Registration Rights Agreement dated as of April 20, 1997 among the Company, Spelman & Co., Inc. and investor, amending the Registration Rights Agreement entered into as of April 1996

 4.10 Series A Convertible Preferred Stock Exchange Agreement dated as of March 10, 1997 by and between the Company and GFL Performance
         Fund Limited
 4.11 Series B Convertible Preferred Stock Exchange Agreement dated as of April 2, 1997 by and between the Company and Pangaea Fund Limited
 4.12 Registration Rights Agreement dated as of December 31, 1996 among the Company, Sentra Securities Corporation and investor
10.1(*) Second Amended and Restated 1993 Stock Option Plan (as amended on August 1, 1996) (incorporated by reference to the Company's Annual Report on Form 10-K filed April 14, 1997)
10.2(*)  1995 Employee Stock Purchase Plan (incorporated by reference from
         Exhibit 10.15 to the Company's 1994 Form 10-K)
10.3     Blackhawk Plaza Lease of the Company (incorporated by reference from
         Exhibit 10.02 to the Company's Registration Statement No. 33-69590-LA on Form SB-2 (the "SB-2")
10.4 353 Sacramento Street Office Lease dated as of December 27, 1995 with John Hancock Mutual Life Insurance Company, together with letter agreement dated March 20, 1996 regarding basement storage (incorporated by reference to the Company's Annual Report on Form 10-K filed April 1, 1996 (the "1995 Form 10-K")
10.5 Monterey County Production Facility Lease of the Company, as amended (incorporated by reference from Exhibit 10.03 to the SB-2)
10.6 Amendment No. 1 dated February 1, 1995 and Amendment No. 2 dated March 1, 1995 to Monterey County Production Facility Lease of the Company (incorporated by reference from Exhibits with corresponding numbers filed with the 1995 Form 10-K)
10.7 Christie Avenue Warehouse Lease of the Company (incorporated by reference from Exhibit 10.04 to the SB-2)
10.8 Loan and Security Agreement dated December 8, 1995 with Coast Business Credit, a Division of Southern Pacific Thrift and Loan Association, and Schedule thereto (incorporated by reference from Exhibits with corresponding numbers filed with the 1995 Form 10-K)
10.9 Equipment Collateral Security Agreement dated December 8, 1995 with Coast Business Credit (incorporated by reference from Exhibits with corresponding numbers filed with the 1995 Form 10-K)
10.10 Secured Promissory Note dated December 8, 1995 in the original principal amount of $500,000 in favor of Coast Business Credit (incorporated by reference from Exhibits with corresponding numbers filed with the 1995 Form 10-K)
10.11 Secured Promissory Note dated December 8, 1995 in the original principal amount of $750,000 in favor of Coast Business Credit (incorporated by reference from Exhibits with corresponding numbers filed with the 1995 Form 10-K)
10.12 Investment Agreement dated July 12, 1995 with The Seychelles Fund, Ltd. (incorporated by reference from Exhibits with corresponding numbers filed with the 1995 Form 10-K)
10.13 Master Lease dated August 1, 1995 with Sentry Financial Corporation (incorporated by reference from Exhibits with corresponding numbers filed with the 1995 Form 10-K)
10.14 Letter Agreement dated July 26, 1995 between Monterey Pasta Development Company and California Pasta Company (incorporated by reference from Exhibit 10.21 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 2, 1995 ("Q3 10-Q"))
10.15 Asset Purchase Agreement dated July 26, 1995 between Upscale Food Outlets, Inc. and California Pasta Company (incorporated by reference from Exhibit 10.22 to the Company's Q3 10-Q)

10.16 Franchise Termination Agreement and Release dated March 8, 1996 among the Company, Upscale Food Outlets, Inc., Monterey Pasta
         Development Company, The Lance H. Mortensen Unitrust dated December 3, 1994, and LBJ Restaurants, LLC (incorporated by reference from Exhibits with corresponding numbers filed with the 1995 Form 10-K)
10.17 Acquisition Agreement between the Company and Upscale Food Outlets, Inc. (incorporated by reference from Exhibit 10.05 to the SB-2)
10.18* Employment Agreement with Lance H. Mortensen (incorporated by reference from Exhibit 10.06 to the SB-2)
10.19* Employment Agreement dated September 5, 1995 with Mr. Norman E. Dean (incorporated by reference from Exhibit 10.20 to the Company's Q3 10-Q)
10.20* Consulting Agreement dated May 25, 1995 with Daniel J. Gallery (incorporated by reference from Exhibit 10.18 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 2, 1995 ("Q2 10-Q"))
10.21* Employment Agreement dated June 30, 1993 with Anthony W. Giannini (incorporated by reference from Exhibits with corresponding numbers filed with the 1994 Form 10-K.
10.22* Employment Agreement with Mr. David J. Massara (incorporated by reference from Exhibit 10.18 to the Company's 1994 Form 10-K)
10.23 Trademark Registration -- MONTEREY PASTA COMPANY, under Registration No. 1,664,278, registered on November 12, 1991 with the U.S. Patent and Trademark Office (incorporated by reference from Exhibit 10.09 to the SB-2)
10.24 Trademark Registration -- MONTEREY PASTA COMPANY, under Registration No. 1,943,602, registered on December 26, 1995 with the U.S. Patent and Trademark Office (incorporated by reference from Exhibits with corresponding numbers filed with the 1995 Form 10-K)
10.25 Trademark Registration -- MONTEREY PASTA COMPANY and Design, under Registration No. 1,945,131, registered on January 2, 1996 with the U.S. Patent and Trademark Office (incorporated by reference from Exhibits with corresponding numbers filed with the 1995 Form 10-K)
10.26 Trademark Registration -- MONTEREY PASTA COMPANY and Design, under Registration No. 1,951,624, registered on January 23, 1996 with the U.S. Patent and Trademark Office (incorporated by reference from Exhibits with corresponding numbers filed with the 1995 Form 10-K)
10.27 Trademark Registration -- MONTEREY PASTA COMPANY, under Registration No. 1,953,489, registered on January 30, 1996 with the U.S. Patent and Trademark Office (incorporated by reference from Exhibits with corresponding numbers filed with the 1995 Form 10-K)
10.28 Subscription Agreement dated as of June 21, 1995 with GFL Advantage Fund Limited (incorporated by reference from Exhibit 10.19 to the Company's Q2 10-Q)
10.29 Registration Rights Agreement dated as of June 15, 1995 with GFL Advantage Fund Limited, as amended on October 13 and 19, 1995, respectively (incorporated by reference from Exhibit 10.2 to the Company's Q2 10-Q, and Exhibits 10.6 and 10.7 to the Company's S-3 Registration Statement No. 33-96684, filed on December 12, 1995 (the "S-3"))
10.30 Joint Escrow Instructions dated as of October 1995 (incorporated by reference from Exhibit 10.5 to the Company's S-3)

10.31 Note Purchase Agreement dated as of October 19, 1995 with GFL Advantage Fund Limited (incorporated by reference from Exhibit 10.3 to the Company's S-3)
10.32 Convertible Note dated as of October 25, 1995, executed by the Company in favor of GFL Advantage Fund Limited (incorporated by reference from Exhibits with corresponding numbers filed with the 1995 Form 10-K)
10.33    Trademark Purchase (Burns) (incorporated by reference from Exhibit
         10.12 of the SB-2)
10.34 Purchase of Stock and Exhibits (Burns- Mortensen-Hill) (incorporated by reference from Exhibit 10.13 of the SB-2)
10.35 Non-Recourse Promissory Note (Hill-Mortensen) (incorporated by reference from Exhibit 10.15 of the SB-2)
10.36 Asset Purchase Agreement dated March 1, 1994 between Upscale Food Outlets, Inc., Lucca's Pasta Bar, Inc., Timothy John
         Morris and Marian Kathryn Morris (incorporated by reference from
         Exhibit 10.16 to the Company's 1993 Form 10-K)
10.39 Franchise Termination Agreement and Release dated as of March 27, 1996, among the Company, Upscale Food Outlets, Inc., Monterey
         Pasta Development Company, California Pasta Company, and James G. Schlicher (incorporated by reference from Exhibits with corresponding numbers filed with the Company's Quarterly Report on Form 10-Q on June 21, 1996)
10.40 Stock Purchase Agreement dated April 1, 1996 between Upscale Acquisitions, Inc. and the Company (incorporated by reference from Exhibits with corresponding numbers filed with the Company's Quarterly Report on Form 10-Q on June 21, 1996).
10.41 Placement Agent Agreement dated April 12, 1996 between the Company and Spelman & Co., Inc. (incorporated by reference from Exhibits with corresponding numbers filed with the Company's Quarterly Report on Form 10-Q on June 21, 1996).
10.44* The Company's 401(k) Plan, established to be effective as of January 1, 1996, adopted by the Board of Directors on June 7, 1996 (incorporated by reference from Exhibit 10.24 to the Company's Quarterly Report on Form 10-Q filed June 21, 1996)
10.45* Directed Employee Benefit Trust Agreement dated June 17, 1996 between the Company and The Charles Schwab Trust Company, as Trustee of the Company's 401(k) Plan (incorporated by reference from Exhibit 10.24 to the Company's Quarterly Report on Form 10-Q filed June 21, 1996)
10.46* Employment Agreement dated February 12, 1996 with Mr. Robert J. Otto (incorporated by reference from Exhibit 10.24 to the Company's Quarterly Report on Form 10-Q filed June 21, 1996).
16.1 Letter from Deloitte & Touche LLP dated October 31, 1996 (incorporated by reference to the Company's Report on Form 8-K/A filed November 8,
         1996)
21.1 Subsidiaries of the Company (incorporated by reference to the Company's Annual Report on Form 10-K filed April 14, 1997)
27.1     Financial Data Schedule (incorporated by reference to the
         Company's Annual Report on Form 10-K filed April 14, 1997)

         * Management contract or compensatory plan or arrangement covering executive officers or directors of Monterey Pasta Company and its subsidiary, Upscale Food Outlets, Inc.