Form 10-Q/A
period 1996-03-31
MONTEREY PASTA CO
filed 1997-05-12
CIK 913032

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                             --------------------

                                  FORM 10-Q/A



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


                             1528 Moffett Street
                            Salinas, California 93905
                    (Address of principal executive offices)

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

                                     FORM 10-Q/A

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

                            PART I.  FINANCIAL INFORMATION


                               MONTEREY PASTA COMPANY

                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                     (UNAUDITED)


                                        MARCH 31, 1996        DECEMBER 31, 1995
                                        --------------        -----------------

ASSETS

Current assets:
  Cash and cash equivalents. . . . . .  $     424,171         $      1,937,884
  Accounts receivable, net . . . . . .      1,929,636                1,241,248
  Inventories. . . . . . . . . . . . .        972,857                1,094,976
  Prepaid expenses and other . . . . .      2,247,038                1,652,381
                                         -------------        ----------------

       Total current assets. . . . . .      5,573,702                5,926,489

Property and equipment, net. . . . . .      5,430,676                5,338,968
Intangible assets, net . . . . . . . .        165,430                  295,320
Deposits and other . . . . . . . . . .        180,005                  130,240
                                         -------------        ----------------
       Total assets. . . . . . . . . .  $  11,349,813         $     11,691,017
                                         -------------        ----------------
                                         -------------        ----------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable . . . . . . . . . .  $   1,316,254         $      1,511,592
  Accrued liabilities. . . . . . . . .      1,297,946                  852,815
  Current portion of long-term debt. .            ---                      ---
  Net liability from discontinued
    operations . . . . . . . . . . . .      1,566,281                2,964,415
                                         -------------        ----------------
       Total current liabilities . . .      4,180,481                5,328,822
                                         -------------        ----------------

Long-term debt . . . . . . . . . . . .      2,929,878                4,130,599

Commitments and contingencies. . . . .            ---                      ---

  Stockholders' equity:
  Common stock . . . . . . . . . . . .     29,985,971               27,268,263
  Accumulated deficit. . . . . . . . .   (25,746,517)             (25,036,667)
                                         -------------        ----------------
  Total stockholders' equity . . . . .      4,239,454                2,231,596
                                         -------------        ----------------
       Total liabilities and
         stockholders' equity. . . . .  $  11,349,813         $     11,691,017
                                         -------------        ----------------
                                         -------------        ----------------



The accompanying notes are an integral part of these consolidated financial statements.

                               MONTEREY PASTA COMPANY

                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)

                                               THREE MONTHS ENDED
                                               ------------------
                                        MARCH 31, 1996          APRIL 2, 1995
                                        --------------          -------------
Net revenues from continuing
 operations. . . . . . . . . . . . . .   $  6,133,087           $    3,840,535
Cost of sales. . . . . . . . . . . . .      3,529,415                2,370,602
                                          ------------          --------------
Gross profit . . . . . . . . . . . . .      2,603,672                1,469,933

Selling, general and administrative. .      3,043,456                1,271,820

Loss on disposition of assets  . . . .         41,867                      ---
                                          ------------          --------------
Operating income (loss). . . . . . . .       (481,651)                 198,113

Interest expense . . . . . . . . . . .         228,199                     ---
                                          ------------          --------------

Income (loss) from continuing
 operations before provision for
 income taxes. . . . . . . . . . . . .      (709,850)                  198,113

Provision  for income taxes. . . . . .            ---                      ---
                                          ------------          --------------

Net income (loss) from continuing
 operations. . . . . . . . . . . . . .      (709,850)                  198,113
                                          ------------          --------------

Loss from discontinued operations. . .            ---              (1,986,917)

Net loss . . . . . . . . . . . . . . .   $  (709,850)           $  (1,788,804)
                                          ------------          --------------
                                          ------------          --------------


Net income (loss) per share -
 Primary and fully diluted:


     Continuing operations . . . . . .   $     (0.10)           $         0.03


     Discontinued operations . . . . .   $     (0.00)           $       (0.32)
                                          ------------          --------------

Total net income (loss) per share. . .   $     (0.10)           $       (0.29)
                                          ------------          --------------
                                          ------------          --------------

Weighted average common shares
 outstanding . . . . . . . . . . . . .      7,313,925                6,070,809



The accompanying notes are an integral part of these consolidated financial statements.

                               MONTEREY PASTA COMPANY

                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)


                                               THREE MONTHS ENDED
                                               ------------------
                                        MARCH 31, 1996          APRIL 2, 1995
                                        --------------          -------------

Cash flows from operating activities:
Net loss . . . . . . . . . . . . . . .   $  (709,850)          $       198,113
Adjustments to reconcile net loss to
 net cash from operating activities:
    Depreciation and amortization. . .        196,418                  191,695
    Loss on sale of assets . . . . . .         41,867                      ---
    Discount on convertible debt . . .        172,907                      ---
    Unrealized interest income from:
      Held-to-maturity securities. . .            ---                 (14,767)
    Changes in assets and liabilities:
      Accounts receivable. . . . . . .      (688,388)                  346,276
      Inventories. . . . . . . . . . .        122,119                 (223,836)
      Prepaid expenses,
      intangible assets and other. . .      (554,268)              (1,399,819)
      Accounts payable . . . . . . . .      (195,338)                  154,382
      Accrued liabilities. . . . . . .        445,131                  416,009
      Deferred income taxes. . . . . .            ---                 (37,400)
                                         -------------          ---------------
    Net cash used in continuing
     operations. . . . . . . . . . . .    (1,169,402)                (369,347)
    Net cash used in discontinued
     operations. . . . . . . . . . . .    (1,398,473)              (2,353,923)

Cash flows from investing activities:
    Proceeds from sale of assets . . .          8,821                      ---
    Purchase of intangibles and
     other assets. . . . . . . . . . .       (59,445)                      ---
    Redemption of held-to-maturity
     securities. . . . . . . . . . . .            ---                  204,247
    Purchase of property and
     equipment . . . . . . . . . . . .      (319,294)                (462,700)
                                         -------------          ---------------
      Net cash used in investing
       activities. . . . . . . . . . .      (369,918)                (258,453)

Cash flows from financing activities:
    Repayment of long-term debt and
     capital lease obligations . . . .          (684)                 (14,054)
    Proceeds from issuance of common
     stock . . . . . . . . . . . . . .            ---                   91,976
    Credit facilities borrowings . . .      1,424,764                   78,294
                                         -------------          ---------------
    Net cash provided by financing
     activities. . . . . . . . . . . .      1,424,080                  156,216

Net decrease in cash . . . . . . . . .    (1,513,713)              (2,825,507)

Cash and cash equivalents at
 beginning of period . . . . . . . . .      1,937,884                3,117,566
                                         -------------          ---------------
Cash and cash equivalents at
 end of period . . . . . . . . . . . .  $     424,171          $       292,059
                                         -------------          ---------------
                                         -------------          ---------------



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

2.  STATEMENT OF CASH FLOWS

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Additions to property, plant and equipment during the quarter ended March 31, 1996, included $91,629 that were financed by advances from the equipment revolving line of credit. Also, during the quarter ended March 31, 1996, debt totaling $2,666,666 plus interest representing guaranteed conversion discount of $172,907 was converted into common stock (refer to footnote 6).

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

4.  INVENTORIES

         Inventories consist of the following:

                                       March 31, 1996      December 31, 1995
                                       --------------      -----------------

Production-ingredients...............  $     418,039       $      530,511
Production-finished goods............        323,229              353,484
Paper goods and packaging materials..        231,589              210,981
                                       --------------      -----------------
                                       $     972,857       $    1,094,976
                                       --------------      -----------------
                                       --------------      -----------------

5.  PROPERTY AND EQUIPMENT

Investments in property, plant and equipment are comprised of the following;


                                       March 31, 1996      December 31, 1995
                                       --------------      -----------------
Leasehold improvements...............  $    1,509,334      $       1,550,963
Machinery and equipment..............       3,507,550              3,398,749
Office furniture and equipment.......         705,238                522,902
Vehicles.............................         718,961                732,424
                                       --------------      -----------------
                                            6,441,083              6,205,038
Less accumulated depreciation and
amortization.........................     (1,206,474)            (1,049,380)
                                       --------------      -----------------
                                            5,234,609              5,155,658
Construction in progress.............         196,067                183,308
                                       --------------      -----------------
                                       $    5,430,676      $       5,338,968
                                       --------------      -----------------
                                       --------------      -----------------



6.  LONG-TERM DEBT

Components of long-term debt included the following:


                                       March 31, 1996      December 31, 1995
                                       --------------      -----------------
Credit Facility:
  Receivable and inventory revolver... $    1,427,375      $          52,375
  Equipment revolver..................        154,807                 63,178
7% Convertible note payable, due
October 1997..........................      1,333,334              4,000,000
Other.................................         14,362                 15,046
                                       --------------      -----------------
                                            2,929,878              4,130,599
Less current portion of
long-term debt........................            ---                    ---
                                       --------------      -----------------
                                       $    2,929,878      $       4,130,599
                                       --------------      -----------------
                                       --------------      -----------------



During the first quarter of 1996, two-thirds of the 7% convertible note payable plus interest representing guaranteed conversion discount was converted into 611,058 shares of common stock of the Company. The remaining one-third of the note was converted into 322,563 shares of common stock on April 4, 1996, including accrued interest of $17,390. The average conversion price, including accrued interest and net of offering costs, was $4.21 per share.

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

RESULTS OF OPERATIONS

    Net revenues increased 60% to $6,133,087 for the quarter ended March 31, 1996 as compared to $3,840,535 for the quarter ended April 2, 1995. This increase is the result of distribution to approximately 5,200 individual grocery and club stores at March 31, 1996 as compared to approximately 1,600 at April 2, 1995. Future revenues are expected to increase as the full effect of the additional store participation has been fully assimilated into the Company's distribution system.

    Gross profit was $2,603,672, or 42% of net revenues for the first quarter of 1996, compared to $1,469,933, or 38% for the first quarter of 1995. Gross profit has increased in 1996 as sales volumes have increased, primarily due to gains associated with processing larger production quantities and the positive impact experienced due to the upgrade and expansion of the Company's plant. Cost of sales includes raw ingredients, packaging materials, direct production labor and fixed and variable production overhead. Increases associated with the cost of raw ingredients and packaging materials were more than offset by gains in direct production labor and production overhead associated with increased sales volumes.

    Selling, general and administrative expenses increased 139%, to $3,043,456 for the quarter ended March 31, 1996 as compared to $1,271,820 for the first quarter of 1995. These increases are attributable to the expansion of the Company's infrastructure which has required additional costs such as administrative and management salaries, recruiting and training of new personnel and related indirect costs which are necessary to support the Company's growth. In March 1996, the Company moved its corporate office from Danville, California to San Francisco, California and incurred lease termination charges totalling $103,000. Additionally, selling costs, particularly costs related to grocery store trade promotions, slotting fees and club store demonstrations, were higher as a result of the Company's efforts to obtain new customers and enter new geographic markets.

    Depreciation and amortization expense, included in cost of sales and selling, general and administrative expenses, was $196,418, or 3% of net revenues for the quarter ended March 31, 1996 compared to $191,695, or 5% of net revenues for the first quarter of 1995. These expenses relate primarily to capital expenditures in our Monterey County production facility. The Company anticipates increases in depreciation and amortization in future periods as additional equipment is purchased and placed into service.

    Loss on disposition of assets in the first quarter of 1996 primarily related to abandonment of leasehold improvements in Danville, California.

IMPACT OF INFLATION

    The Company believes that inflation has not had a material impact on its operations to date. Substantial increases in labor, employee benefits, ingredients and packaging, rents and other operating expenses could adversely affect the operations of the Company's business in future periods. The Company cannot predict whether such increases will occur.

LIQUIDITY AND CAPITAL RESOURCES

    During the three month period ended March 31, 1996, $2,567,875 of cash was used in the Company's operations. The use of this cash primarily related to the funding of wind down activities associated with the Company's discontinued restaurant and franchise subsidiaries, investments in retail slotting fees and general working capital requirements.

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


                                            MONTEREY PASTA COMPANY


Date:  May 8, 1997                          By: /s/ KENNETH S. STEEL, JR.
                                               -------------------------------
                                                 Kenneth S. Steel, Jr.
                                                 Chief Executive Officer


                                            By: /s/ JAMES S. SERBIN
                                               -------------------------------
                                                 James S. Serbin
                                                 Chief Financial Officer

                                  INDEX TO EXHIBITS


NUMBER                  EXHIBIT TITLE                           SEQUENTIALLY
                                                                  NUMBERED
                                                                   PAGES
-------------------------------------------------------------------------------
3.1      Restated Articles of Incorporation of the Company
           (incorporated by reference from Exhibit 2.01 to the
           Company's Registration Statement No. 33-69590-LA on
           Form SB-2 (the "SB-2")).............................      **
3.2      Certificate of Determination of Preferences of Series
           A Preferred Stock (incorporated by reference from
           Exhibit 3.2 to the Company's Annual Report on Form
           10-K for the period ended December 31, 1993 (the
           "1993 10-K")) ......................................      **
3.3      Certificate of Amendment of Restated Articles of
           Incorporation filed with the Secretary of State of
           California on January 31, 1996 (incorporated by
           reference from Exhibit 3.3 to the Company's Annual
           Report on Form 10-K for the period ended
           December 31, 1995 (the "1995 Form 10-K")............      **
3.4      Restated Bylaws of the Company, as amended on
           January 23, 1996 (incorporated by reference from
           Exhibit 3.4 to the Company's 1995 Form 10-K.........      **
10.1     First Amended and Restated 1993 Stock Option Plan*
           (incorporated by reference from Exhibit 10.01 to
           the Company's Annual Report on Form 10-K filed
           April 3, 1995 (the "1994 Form 10-K"))...............      **
10.2     1995 Employee Stock Purchase Plan* (incorporated by
           reference from Exhibit 10.15 to the Company's 1994
           Form 10-K)..........................................      **
10.3     Blackhawk Plaza Lease of the Company (incorporated by
           reference from Exhibit 10.02 to the SB-2)...........      **
10.4     353 Sacramento Street Office Lease dated as of
           December 27, 1995 with John Hancock Mutual Life
           Insurance Company, together with letter agreement
           dated March 20, 1996 regarding basement storage
           (incorporated by reference from Exhibit 10.4 to the
           Company's 1995 Form 10-K )..........................      **
10.5     Monterey County Production Facility Lease of the
           Company, as amended (incorporated by reference from
           Exhibit 10.03 to the SB-2)..........................      **
10.6     Amendment No. 1 dated February 1, 1995 and Amendment
           No. 2 dated March 1, 1995 to Monterey County
           Production Facility Lease of the Company (incorporated
           by reference from Exhibit 10.5 to the Company's
           1995 Form 10-K)......................................      **
10.7     Christie Avenue Warehouse Lease of the Company
           (incorporated by reference from Exhibit 10.04 to
           the SB-2)...........................................      **
10.8     Loan and Security Agreement dated December 8, 1995
           with Coast Business Credit, a Division of Southern
           Pacific Thrift and Loan Association, and Schedule
           thereto (incorporated by reference from Exhibit
           10.8 to the Company's 1995 Form 10-K )...............     **
10.9     Equipment Collateral Security Agreement dated
           December 8, 1995 with Coast Business Credit
           (incorporated by reference from Exhibit 10.9 to the
           Company's 1995 Form 10-K).............................     **
10.10    Secured Promissory Note dated December 8, 1995 in the
           original principal amount of $500,000 in favor of
           Coast Business Credit (incorporated by reference from
           Exhibit 10.10 to the Company's 1995 Form 10-K )......     **
10.11    Secured Promissory Note dated December 8, 1995 in the
           original principal amount of $750,000 in favor of
           Coast Business Credit (incorporated by reference from
           Exhibit 10.11 to the Company's 1995 Form 10-K )......     **
10.12    Investment Agreement dated July 12, 1995 with The
           Seychelles Fund, Ltd. (incorporated by reference from
           Exhibit 10.12 to the Company's 1995 Form 10-K )......     **
10.13    Master Lease dated August 1, 1995 with Sentry Financial
           Corporation (incorporated by reference from
           Exhibit 10.13 to the Company's 1995 Form 10-K )......     **

10.14    Letter Agreement dated July 26, 1995 between Upscale
           Food Outlets, Inc. and California Pasta Company (incorporated by reference from Exhibit 10.21 to the Company's Quarterly Report on Form 10-Q for the
           quarter ended October 2, 1995 ("Q3 10-Q")............     **
10.15    Asset Purchase Agreement dated July 26, 1995 between
           Upscale Food Outlets, Inc. and California Pasta
           Company (incorporated by reference from Exhibit 10.22
           to the Company's Q3-10-Q)............................     **
10.16    Franchise Termination Agreement and Release dated
           March 8, 1996 among the Company, Upscale Food Outlets,
           Inc., Monterey Pasta Development Company, The Lance H. Mortensen Unitrust dated December 3, 1994, and LBJ Restaurants, LLC (incorporated by reference from
           Exhibit 10.16 to the Company's 1995  Form 10-K)......     **
10.17    Franchise Termination Agreement and Release dated
           March 27, 1996 among the Company, Upscale Food
           Outlets, Inc., Monterey Pasta Development Company,
           California Pasta Company and James G. Schlicher......     **
10.18    Acquisition Agreement between the Company and Upscale
           Food Outlets, Inc. (incorporated by reference from
           Exhibit 10.05 to the SB-2)...........................     **
10.19    Employment Agreement with Mr. Lance H. Mortensen*
           (incorporated by reference from Exhibit 10.06 to
           the SB-2)............................................     **
10.20    Employment Agreement dated September 5, 1995 with Mr.
           Norman E. Dean* (incorporated by reference from
           Exhibit 10.20 to the Company's Q3 10-Q)..............     **
10.21    Consulting Agreement dated May 25, 1995 with Daniel J.
           Gallery * (incorporated by reference from Exhibit
           10.18 to the Company's Quarterly Report on Form 10-Q
           for the quarter ended July 2, 1995 ("Q2 10-Q"))......     **
10.22    Employment Agreement dated June 30, 1993 with Anthony
           W. Giannini* (incorporated by reference from Exhibit
           10.21 to the Company's 1995 Form 10-K)...............     **
10.23    Employment Agreement with Mr. David J. Massara*
           (incorporated by reference from Exhibit 10.17 to the
           Company's 1994 Form 10-K)............................     **
10.24    Employment Agreement dated February 12, 1996 with
           Mr. Robert J. Otto* (incorporated by reference to similarly-numbered Exhibit to the Company's originally-
           filed Q1 1996 10-Q)..................................     **
10.25    Trademark Registration -- MONTEREY PASTA COMPANY,
           under Registration No.1,664,278, registered on
           November 12, 1991 with the U.S. Patent and Trademark
           Office (incorporated by reference from Exhibit
           10.09 to the SB-2)...................................     **
10.26    Trademark Registration -- MONTEREY PASTA COMPANY, under
           Registration No. 1,943,602, registered on December
           26, 1995 with the U.S. Patent and Trademark Office (incorporated by reference from Exhibit 10.24 to the
           Company's 1995 Form 10-K)............................     **
10.27    Trademark Registration -- MONTEREY PASTA COMPANY and
           Design, under Registration No. 1,945,131, registered
           on January 2, 1996 with the U.S. Patent and Trademark
           Office incorporated by reference from Exhibit 10.25 to
           the Company's 1995 Form 10-K)........................     **
10.28    Trademark Registration -- MONTEREY PASTA COMPANY and
           Design, under Registration No. 1,951,624, registered
           on January 23, 1996 with the U.S. Patent and Trademark Office incorporated by reference from Exhibit 10.24 to
           the Company's 1995 Form 10-K)........................     **
10.29    Trademark Registration -- MONTEREY PASTA COMPANY, under
           Registration No. 1,953,489, registered on January 30,
           1996 with the U.S. Patent and Trademark Office
           (incorporated by reference from Exhibit 10.27 to
           the Company's 1995 Form 10-K)........................     **
10.30    Subscription Agreement dated as of  June 21, 1995 with
           GFL Advantage Fund Limited (incorporated by reference
           from Exhibit 10.19 to the Company's Q2 10-Q).........     **

10.31    Registration Rights Agreement dated as of June 15, 1995
           with GFL Advantage Fund Limited, as amended on
           October 13 and 19, 1995, respectively  (incorporated
           by reference from Exhibit 10.2 to the Company's Q2
           10-Q, and Exhibits 10.6 and 10.7 to the Company's S-3 Registration Statement No. 33-96684, filed on
           December 12, 1995 (the "S-3")........................     **
10.32   Joint Escrow Instructions dated as of October 1995
           (incorporated by reference from Exhibit 10.5 to the
           Company's S-3).......................................     **
10.33    Note Purchase Agreement dated as of October 19, 1995
           with GFL Advantage Fund Limited (incorporated by
           reference from Exhibit 10.3 to the Company's S-3)....     **
10.34    Convertible Note dated as of October 25, 1995,
           executed by the Company in favor of GFL Advantage
           Fund Limited (incorporated by reference from Exhibit
           10.32 to the Company's 1995 Form 10-K)...............     **
10.35    Trademark Purchase (Burns), incorporated by reference
           from Exhibit 10.12 of the SB-2.......................     **
10.36    Purchase of Stock and Exhibits (Burns- Mortensen-Hill)
           (incorporated by reference from Exhibit 10.13 of
           the SB-2)............................................     **
10.37    Non-Recourse Promissory Note (Hill-Mortensen)
           (incorporated by reference from Exhibit 10.15 of
           the SB-2)............................................     **
10.38    Asset Purchase Agreement dated March 1, 1994 between
           Upscale Food Outlets, Inc. Lucca's Pasta Bar, Inc.,
           Timothy John Morris and Marian Kathryn Morris
           (incorporated by reference from Exhibit 10.16 to the
           Company's 1993 Form 10-K)............................     **
10.39    Franchise Termination Agreement and Release dated as
           of March 27, 1996, among the Company, Upscale Food
           Outlets, Inc., Monterey Pasta Development Company, California Pasta Company, and James G. Schlicher (incorporated by reference to similarly-numbered
           Exhibit to the Company's originally-filed Q1
           1996 10-Q)...........................................     **
10.40    Stock Purchase Agreement dated April 1, 1996 between
           Upscale Acquisitions, Inc. and the Company
           (incorporated by reference to similarly-numbered
           Exhibit to the Company's originally-filed Q1
           1996 10-Q)...........................................     **
10.41    Placement Agent Agreement dated April 12, 1996, between
           the Company and Spelman & Co., Inc. (incorporated by reference to similarly-numbered Exhibit to the
           Company's originally-filed Q1 1996 10-Q).............     **
10.42    Form of Registration Rights Agreement dated April 1996,
           among the Company, Spelman & Co., Inc. and investor (incorporated by reference to similarly-numbered
           Exhibit to the Company's originally-filed Q1
           1996 10-Q)...........................................     **
21.1     Subsidiaries of the Company (incorporated by reference
           to similarly-numbered Exhibit to the Company's
           originally-filed Q1 1996 10-Q).......................     **

----------------------------
* Management contract or compensatory plan or arrangement covering executive officers or directors of Monterey Pasta Company and its subsidiary, Upscale Food Outlets, Inc.

** Previously filed and incorporated herein by this reference.