Form 10-Q/A
period 1996-03-31
MONTEREY PASTA CO
filed 1997-05-14
CIK 913032

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


                                            MONTEREY PASTA COMPANY


Date:  May 13, 1997                         By: /s/ KENNETH S. STEEL, JR.
                                               -------------------------------
                                                 Kenneth S. Steel, Jr.
                                                 Chief Executive Officer


                                            By: /s/ JAMES S. SERBIN
                                               -------------------------------
                                                 James S. Serbin
                                                 Chief Financial Officer

                              INDEX TO EXHIBITS

Exhibit
Number                                 Exhibit
-------                                -------
 2.1 Agreement and Plan of Merger dated August 7, 1996 by and between Monterey Pasta Company, a California corporation and Monterey Pasta Company, a Delaware corporation (incorporated by reference from Exhibit A to the Company's Proxy Statement for the Special Meeting of Shareholders held on August 1, 1996, filed with the Securities and Exchange Commission on June 27, 1996)

 3.1 Certificate of Incorporation dated August 1, 1996 (incorporated by reference from Exhibit 5 to the Company's Proxy Statement for the Special Meeting of Shareholders held on August 1, 1996, filed with the Securities and Exchange Commission on June 27, 1996)

 3.2 Certificate of Designations of Series A Convertible Preferred Stock (incorporated by reference from Annex I to the Subscription Agreement dated July 31, 1996, filed as Exhibit 4.1 to the Company's Annual Report on Form 10-K on April 14, 1997 ("1996 Form 10-K"))

 3.3 Certificate of Designations of Series B Convertible Preferred Stock (incorporated by reference from Annex I to the Subscription Agreement dated August 9, 1996, filed as Exhibit 4.3 to the Company's Annual Report on Form 10-K on April 14, 1997 ("1996 Form 10-K"))

 3.4 Bylaws of the Company (incorporated by reference from Exhibit C to the Company's Proxy Statement for the Special Meeting of Shareholders held on August 1, 1996, filed with the Securities and Exchange Commission on June 27, 1996)

 3.5 Certificate of Designations of Series A-1 Convertible Preferred Stock (incorporated by reference from Exhibits with corresponding numbers filed with the Company's Annual Report on Form 10-K/A on April 29, 1997 ("1996 Form 10-K/A"))

 3.6 Certificate of Designations of Series B-1 Convertible Preferred Stock (incorporated by reference from Exhibits with corresponding numbers filed with the Company's 1996 Form 10-K/A)

 4.1 Subscription Agreement, dated as of July 31, 1996 (incorporated by reference from Exhibits with corresponding numbers filed with the Company's Registration Statement on Form S-3 on August 23,
           1996)

 4.2 Registration Rights Agreement, dated as of July 31, 1996 (incorporated by reference from Exhibits with corresponding numbers filed with the Company's Registration Statement on Form S-3 on August 23, 1996)

 4.3 Subscription Agreement dated as of August 9, 1996 (incorporated by reference from Exhibits with corresponding numbers filed with the Company's Registration Statement on Form S-3 on August 23,
           1996)

 4.4 Registration Rights Agreement, dated as of August 9, 1996 (incorporated by reference from Exhibits with corresponding numbers filed with the Company's Registration Statement on Form S-3 on August 23, 1996)

 4.5 Form of Warrant for purchase of the Company's Common Stock dated as of July 1, 1996 (incorporated by reference from Exhibits with corresponding numbers filed with the Company's Registration Statement on Form S-3 on August 23, 1996)

 4.6 Form of Registration Rights Agreement dated April 1996, among the Company, Spelman & Co., Inc. and investor (incorporated by reference from Exhibits with corresponding numbers filed with the Company's Quarterly Report on Form 10-Q on June 21, 1996).

 4.7 Shareholder Rights Agreement dated as of May 15, 1996 between the Company and Corporate Stock Transfer, as rights agent
           (incorporated by reference from Item 2 of Form 8-A filed with the Securities and Exchange Commission on May 28, 1996)

 4.8 Form of Subscription Agreement dated April 1996, among the Company, Spelman & Co., Inc. and investor (incorporated by reference from Exhibits with corresponding numbers filed with the Company's 1996 Form 10-K/A)

 4.9 Form of Amendment to Registration Rights Agreement dated as of April 20, 1997 among the Company, Spelman & Co., Inc. and investor, amending the Registration Rights Agreement entered into as of April 1996 (incorporated by reference from Exhibits with corresponding numbers filed with the Company's 1996 Form 10 K/A)

 4.10 Series A Convertible Preferred Stock Exchange Agreement dated as of March 10, 1997 by and between the Company and GFL Performance
         Fund Limited (incorporated by reference from Exhibits with corresponding numbers filed with the Company's 1996 Form 10-K/A)
 4.11 Series B Convertible Preferred Stock Exchange Agreement dated as of April 2, 1997 by and between the Company and Pangaea Fund Limited (incorporated by reference from Exhibits with corresponding numbers filed with the Company's 1996 Form 10-K/A)
 4.12 Registration Rights Agreement dated as of December 31, 1996 among the Company, Sentra Securities Corporation and investor (incorporated by reference from Exhibits with corresponding numbers filed with the Company's 1996 Form 10-K/A)
 4.13 Form of Warrant ("Sentra Warrant") for purchase of Company's Common Stock dated March 1997 issued in connection with the Company's March 1997 private placement (incorporated by reference from Exhibits with corresponding numbers filed with the Company's Pre-Effective Amendment No. 1 to the Registration Statement on Form S-3 on May 6, 1997)
 4.14(*) Stock Purchase Agreement between the Company and Kenneth A. Steel, Jr.
         dated April 29, 1997 (incorporated by reference from Exhibits with corresponding numbers filed with the Company's Pre-Effective Amendment No. 1 to the Registration Statement on Form S-3 on May 6, 1997)
10.1(*) Second Amended and Restated 1993 Stock Option Plan (as amended on August 1, 1996) (incorporated by reference to the Company's 1996 Form 10-K)
10.2(*)  1995 Employee Stock Purchase Plan (incorporated by reference from
         Exhibit 10.15 to the Company's 1994 Form 10-K)
10.3     Blackhawk Plaza Lease of the Company (incorporated by reference from
         Exhibit 10.02 to the Company's Registration Statement No. 33-69590-LA on Form SB-2 (the "SB-2")
10.4 353 Sacramento Street Office Lease dated as of December 27, 1995 with John Hancock Mutual Life Insurance Company, together with letter agreement dated March 20, 1996 regarding basement storage (incorporated by reference to the Company's Annual Report on Form 10-K filed April 1, 1996 (the "1995 Form 10-K")
10.5 Monterey County Production Facility Lease of the Company, as amended (incorporated by reference from Exhibit 10.03 to the SB-2)
10.6 Amendment No. 1 dated February 1, 1995 and Amendment No. 2 dated March 1, 1995 to Monterey County Production Facility Lease of the Company (incorporated by reference from Exhibits with corresponding numbers filed with the 1995 Form 10-K)
10.7 Christie Avenue Warehouse Lease of the Company (incorporated by reference from Exhibit 10.04 to the SB-2)
10.8 Loan and Security Agreement dated December 8, 1995 with Coast Business Credit, a Division of Southern Pacific Thrift and Loan Association, and Schedule thereto (incorporated by reference from Exhibits with corresponding numbers filed with the 1995 Form 10-K)
10.9 Equipment Collateral Security Agreement dated December 8, 1995 with Coast Business Credit (incorporated by reference from Exhibits with corresponding numbers filed with the 1995 Form 10-K)
10.10 Secured Promissory Note dated December 8, 1995 in the original principal amount of $500,000 in favor of Coast Business Credit (incorporated by reference from Exhibits with corresponding numbers filed with the 1995 Form 10-K)
10.11 Secured Promissory Note dated December 8, 1995 in the original principal amount of $750,000 in favor of Coast Business Credit (incorporated by reference from Exhibits with corresponding numbers filed with the 1995 Form 10-K)
10.12 Investment Agreement dated July 12, 1995 with The Seychelles Fund, Ltd. (incorporated by reference from Exhibits with corresponding numbers filed with the 1995 Form 10-K)
10.13 Master Lease dated August 1, 1995 with Sentry Financial Corporation (incorporated by reference from Exhibits with corresponding numbers filed with the 1995 Form 10-K)
10.14 Letter Agreement dated July 26, 1995 between Monterey Pasta Development Company and California Pasta Company (incorporated by reference from Exhibit 10.21 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 2, 1995 ("Q3 10-Q"))
10.15 Asset Purchase Agreement dated July 26, 1995 between Upscale Food Outlets, Inc. and California Pasta Company (incorporated by reference from Exhibit 10.22 to the Company's Q3 10-Q)

10.16 Franchise Termination Agreement and Release dated March 8, 1996 among the Company, Upscale Food Outlets, Inc., Monterey Pasta
         Development Company, The Lance H. Mortensen Unitrust dated December 3, 1994, and LBJ Restaurants, LLC (incorporated by reference from Exhibits with corresponding numbers filed with the 1995 Form 10-K)
10.17 Acquisition Agreement between the Company and Upscale Food Outlets, Inc. (incorporated by reference from Exhibit 10.05 to the SB-2)
10.18* Employment Agreement with Lance H. Mortensen (incorporated by reference from Exhibit 10.06 to the SB-2)
10.19* Employment Agreement dated September 5, 1995 with Mr. Norman E. Dean (incorporated by reference from Exhibit 10.20 to the Company's Q3 10-Q)
10.20* Consulting Agreement dated May 25, 1995 with Daniel J. Gallery (incorporated by reference from Exhibit 10.18 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 2, 1995 ("Q2 10-Q"))
10.21* Employment Agreement dated June 30, 1993 with Anthony W. Giannini (incorporated by reference from Exhibits with corresponding numbers filed with the 1994 Form 10-K.
10.22* Employment Agreement with Mr. David J. Massara (incorporated by reference from Exhibit 10.18 to the Company's 1994 Form 10-K)
10.23 Trademark Registration -- MONTEREY PASTA COMPANY, under Registration No. 1,664,278, registered on November 12, 1991 with the U.S. Patent and Trademark Office (incorporated by reference from Exhibit 10.09 to the SB-2)
10.24 Trademark Registration -- MONTEREY PASTA COMPANY, under Registration No. 1,943,602, registered on December 26, 1995 with the U.S. Patent and Trademark Office (incorporated by reference from Exhibits with corresponding numbers filed with the 1995 Form 10-K)
10.25 Trademark Registration -- MONTEREY PASTA COMPANY and Design, under Registration No. 1,945,131, registered on January 2, 1996 with the U.S. Patent and Trademark Office (incorporated by reference from Exhibits with corresponding numbers filed with the 1995 Form 10-K)
10.26 Trademark Registration -- MONTEREY PASTA COMPANY and Design, under Registration No. 1,951,624, registered on January 23, 1996 with the U.S. Patent and Trademark Office (incorporated by reference from Exhibits with corresponding numbers filed with the 1995 Form 10-K)
10.27 Trademark Registration -- MONTEREY PASTA COMPANY, under Registration No. 1,953,489, registered on January 30, 1996 with the U.S. Patent and Trademark Office (incorporated by reference from Exhibits with corresponding numbers filed with the 1995 Form 10-K)
10.28 Subscription Agreement dated as of June 21, 1995 with GFL Advantage Fund Limited (incorporated by reference from Exhibit 10.19 to the Company's Q2 10-Q)
10.29 Registration Rights Agreement dated as of June 15, 1995 with GFL Advantage Fund Limited, as amended on October 13 and 19, 1995, respectively (incorporated by reference from Exhibit 10.2 to the Company's Q2 10-Q, and Exhibits 10.6 and 10.7 to the Company's S-3 Registration Statement No. 33-96684, filed on December 12, 1995 (the "S-3"))
10.30 Joint Escrow Instructions dated as of October 1995 (incorporated by reference from Exhibit 10.5 to the Company's 1995 S-3)

10.31 Note Purchase Agreement dated as of October 19, 1995 with GFL Advantage Fund Limited (incorporated by reference from Exhibit 10.3 to the Company's 1995 S-3)
10.32 Convertible Note dated as of October 25, 1995, executed by the Company in favor of GFL Advantage Fund Limited (incorporated by reference from Exhibits with corresponding numbers filed with the 1995 Form 10-K)
10.33    Trademark Purchase (Burns) (incorporated by reference from Exhibit
         10.12 of the SB-2)
10.34 Purchase of Stock and Exhibits (Burns- Mortensen-Hill) (incorporated by reference from Exhibit 10.13 of the SB-2)
10.35 Non-Recourse Promissory Note (Hill-Mortensen) (incorporated by reference from Exhibit 10.15 of the SB-2)
10.36 Asset Purchase Agreement dated March 1, 1994 between Upscale Food Outlets, Inc., Lucca's Pasta Bar, Inc., Timothy John
         Morris and Marian Kathryn Morris (incorporated by reference from
         Exhibit 10.16 to the Company's 1993 Form 10-K)
10.39 Franchise Termination Agreement and Release dated as of March 27, 1996, among the Company, Upscale Food Outlets, Inc., Monterey
         Pasta Development Company, California Pasta Company, and James G. Schlicher (incorporated by reference from Exhibits with corresponding numbers filed with the Company's Quarterly Report on Form 10-Q on August 23, 1996)
10.40 Stock Purchase Agreement dated April 1, 1996 between Upscale Acquisitions, Inc. and the Company (incorporated by reference from Exhibits with corresponding numbers filed with the Company's Quarterly Report on Form 10-Q on August 23, 1996).
10.41 Placement Agent Agreement dated April 12, 1996 between the Company and Spelman & Co., Inc. (incorporated by reference from Exhibits with corresponding numbers filed with the Company's Quarterly Report on Form 10-Q on August 23, 1996).
10.44* The Company's 401(k) Plan, established to be effective as of January 1, 1996, adopted by the Board of Directors on June 7, 1996 (incorporated by reference from Exhibit 10.24 to the Company's Quarterly Report on Form 10-Q filed August 23, 1996)
10.45* Directed Employee Benefit Trust Agreement dated June 17, 1996 between the Company and The Charles Schwab Trust Company, as Trustee of the Company's 401(k) Plan (incorporated by reference from Exhibit 10.24 to the Company's Quarterly Report on Form 10-Q filed August 23, 1996)
10.46* Employment Agreement dated February 12, 1996 with Mr. Robert J. Otto (incorporated by reference from Exhibit 10.24 to the Company's Quarterly Report on Form 10-Q filed August 23, 1996).
16.1 Letter from Deloitte & Touche LLP dated October 31, 1996 (incorporated by reference to the Company's Report on Form 8-K/A filed November 8,
         1996)
21.1 Subsidiaries of the Company (incorporated by reference to the Company's 1996 Form 10-K)
27.1     Financial Data Schedule


---------------------
 * Management contract or compensatory plan or arrangement covering executive officers or directors of Monterey Pasta Company.