Form 10-Q
period 1997-03-30
MONTEREY PASTA CO
filed 1997-05-14
CIK 913032

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549



                                    FORM 10-Q



(Mark One)


/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

          For the quarterly period ended March 30, 1997.

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

                            TELEPHONE: (408) 753-6262
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                Yes   X                              No
                   --------                             -------


At May 12, 1997, 10,475,473 shares of common stock, $.001 par value, of the registrant were outstanding.

                             MONTEREY PASTA COMPANY

                                    FORM 10-Q

                                TABLE OF CONTENTS


                                                                            PAGE
PART I.  FINANCIAL INFORMATION

    Item 1.  Financial Statements:

             Condensed Consolidated Balance Sheets (unaudited)
             March 30, 1997 and December 29, 1996                              3

             Condensed Consolidated Statements of Operations (unaudited)
             Three months ended March 30, 1997 and March 31, 1996              4

             Condensed Consolidated Statements of Cash Flows (unaudited)
             Three months ended March 30, 1997 and March 31, 1996              5

             Notes to Unaudited Consolidated Financial Statements              6

    Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                       9

PART II.  OTHER INFORMATION

    Item 1.  Legal Proceedings                                                13

    Item 2.  Changes in Securities                                            13

    Item 3.  Defaults Upon Senior Securities                                  13

    Item 4.  Submission of Matters to a Vote of Security Holders              13

    Item 5.  Other Information                                                13

    Item 6.  Exhibits and Reports on Form 8-K                                 13

     Signature Page                                                           14

                         PART I.  FINANCIAL INFORMATION

                             MONTEREY PASTA COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                              MARCH 30, 1997  DECEMBER 29, 1996
                                              --------------  -----------------
ASSETS
Current assets:
  Cash and cash equivalents. . . . . . . .    $   1,898,416    $     724,729
  Accounts receivable, net . . . . . . . .        1,828,370        1,669,366
  Inventories. . . . . . . . . . . . . . .        1,312,916        1,504,977
  Prepaid expenses and other . . . . . . .          304,388          693,870
                                              --------------  -----------------
      Total current assets . . . . . . . .        5,344,090        4,592,942

Property and equipment, net. . . . . . . .        5,624,014        6,027,603
Intangible assets, net . . . . . . . . . .          116,909          141,105
Deposits and other . . . . . . . . . . . .          120,920           27,109
                                              --------------  -----------------
      Total assets . . . . . . . . . . . .    $  11,205,933    $  10,788,759
                                              --------------  -----------------
                                              --------------  -----------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Checks issued against future deposits. .    $     258,591    $     845,372
  Accounts payable . . . . . . . . .                850,632          713,311
  Accrued liabilities. . . . . . . . . . .        1,366,084        2,122,345
  Current portion of long-term debt. . . .          485,212          901,166
  Net liability from discontinued operations        286,406          387,584
                                              --------------  -----------------
      Total current liabilities. . . . . .        3,246,925        4,969,778
                                              --------------  -----------------
Long-term debt . . . . . . . . . . . . . .        1,297,474          734,279

Commitments and contingencies. . . . . . .              ---              ---

Stockholders' equity:
  Common stock . . . . . . . . . . . . . .       37,539,135       35,221,611
  Preferred stock. . . . . . . . . . . . .        3,884,019        4,182,790
  Accumulated deficit. . . . . . . . . . .      (34,761,620)     (34,319,699)
                                              --------------  -----------------
  Total stockholders' equity . . . . . . .        6,661,534        5,084,702
                                              --------------  -----------------
      Total liabilities and stockholders'
       equity. . . . . . . . . . . . . . .    $  11,205,933    $  10,788,759
                                              --------------  -----------------
                                              --------------  -----------------

The accompanying notes are an integral part of these consolidated financial statements.

                            MONTEREY PASTA COMPANY
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

                                                          THREE MONTHS ENDED
                                                          ------------------
                                                   MARCH 30, 1997     MARCH 31, 1996
                                                   ---------------    --------------
      Net revenues from continuing operations       $   6,535,502     $  6,133,087
      Cost of sales. . . . . . . . . . . .              3,730,329        3,529,415
                                                   ---------------    --------------
      Gross profit . . . . . . . . . . . .              2,805,173        2,603,672

      Selling, general and administrative.              2,937,771        3,043,456
      Loss on disposition or impairment of assets         142,014           41,867
                                                   ---------------    --------------
      Operating income (loss). . . . . . .               (274,612)        (481,651)
                                                   ---------------    --------------
      Interest income (expense). . . . . .                (60,437)        (228,199)
      Income (loss) from continuing operations
      before provision for income taxes .                (335,049)        (709,850)

      Provision  for income taxes. . . . .                 11,872              ---
                                                   ---------------    --------------
      Net income (loss) from continuing operations       (346,921)        (709,850)
                                                   ---------------    --------------
      Loss from discontinued operations. .                    ---              ---

      Net loss . . . . . . . . . . . . . .          $    (346,921)    $   (709,850)
                                                   ---------------    --------------
                                                   ---------------    --------------
      Net income (loss) per share -  Primary
        and fully diluted:

           Continuing operations . . . . .               $  (0.05)        $  (0.10)

           Discontinued operations . . . .               $  (0.00)        $  (0.00)
                                                   ---------------    --------------
      Total net income (loss) per share. .               $  (0.05)        $  (0.10)
                                                   ---------------    --------------
                                                   ---------------    --------------
      Weighted average common shares outstanding        8,746,683        7,313,925

The accompanying notes are an integral part of these consolidated financial statements.

                             MONTEREY PASTA COMPANY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                             THREE MONTHS ENDED
                                                             ------------------
                                                     MARCH 30, 1997        MARCH 31, 1996
                                                     ---------------      ---------------
Cash flows from operating activities:
Net loss     . . . . . . . . . . . . . . .             $   (346,921)          $  (709,850)
Adjustments to reconcile net loss to net cash from
  (used by) operating activities:
     Depreciation and amortization . . . . .                225,577               196,418
     Loss on sale of assets. . . . . . . . .                142,014                41,867
     Discount on convertible debt. .                            ---               172,907
     Expenses paid in common stock options                   22,357                   ---
     Changes in reserves against receivables               (391,109)                  ---
     Changes in assets and liabilities:
       Accounts receivable. . . . . . . . .                 232,105              (688,388)
       Inventories. . . . . . . . . . . . .                 192,061                22,119
       Prepaid expenses and other . .                       413,678              (554,268)
       Accounts payable . . . . . . . . . .                (137,321)             (195,338)
       Accrued liabilities. . . . . . . . .                (651,083)              445,131
                                                     ---------------      ----------------
     Net cash used in continuing operations.               (298,642)           (1,169,402)
     Net cash used in discontinued operations...           (101,178)           (1,398,473)
                                                     ---------------      ----------------
       Net cash used in operating activities               (399,820)           (2,567,875)
                                                     ---------------      ----------------

Cash flows from (used by) investing activities:
     Proceeds from sale of assets. . . . . .                 85,485                 8,821
     Purchase of intangibles and other assets                   ---               (59,445)
     Purchase of property and equipment. . .                (43,364)             (319,294)
                                                     ---------------      ----------------
       Net cash used in investing activities                 42,121              (369,918)
                                                     ---------------      ----------------

Cash flows from (used by) financing activities:
     Checks drawn against future deposits                  (586,781)                  ---
     Repayment of long-term debt and capital
       lease obligations . . . . . . . . . . .              (13,945)                 (684)
     Stock options granted . . . . .                         22,357                   ---
     Proceeds from issuance of common stock.              1,996,396                   ---
     Credit facilities borrowings. .                      6,207,000             1,424,764
     Credit facilities repayments. . . . . .             (6,123,305)                  ---
                                                     ---------------      ----------------
       Net cash provided by financing activities          1,501,722             1,424,080
                                                     ---------------      ----------------
Net increase (decrease) in cash. . . . . .                1,173,687            (1,513,713)

Cash and cash equivalents at beginning of period            724,729             1,937,884
                                                     ---------------      ----------------
Cash and cash equivalents at end of period             $  1,898,416            $  424,171
                                                     ---------------      ----------------
                                                     ---------------      ----------------

   The accompanying notes are an integral part of these consolidated financial statements.

                             MONTEREY PASTA COMPANY
           NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

The condensed consolidated financial statements have been prepared by Monterey Pasta Company (the "Company") and are unaudited. Certain amounts shown in the 1996 financial statements have been reclassified to conform with the current presentation. The financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not necessarily include all information and footnotes required by generally accepted accounting principles and should be read in conjunction with the Company's 1996 Annual Report on Form 10-K, as amended by Form 10-K/A. In the opinion of the Company, all adjustments necessary to present fairly the Company's consolidated financial position, results of operations and cash flows as of March 30, 1997, and for all periods presented have been recorded.
 A description of the Company's accounting policies and other financial information is included in the audited consolidated financial statements as filed with the Securities and Exchange Commission in the Company's Form 10-K for the year ended December 29, 1996, as amended by Form 10-K/A. The consolidated results of operations for the interim quarterly periods are not necessarily indicative of the results expected for the full year.

2.   STATEMENT OF CASH FLOWS

NON-CASH INVESTING AND FINANCING ACTIVITIES:

During the three months ended March 30, 1997, $298,771 of Preferred Series B Stock was converted into 160,256 shares of Common Stock (see Note 8). During this period, options to purchase 50,000 shares of the Company's Common stock at $1.88 per share, valued at $22,357 were granted in lieu of fees to a consultant who later became a Director of the Company. In connection with the March 1997 Private Placement of 1,600,000 shares of Common Stock, $108,000 of offering costs were retained by the Placement Agent out of the net proceeds (see Note 8). Finally, $95,000 in deemed dividends to Preferrred Stockholders was accrued during the three months ended March 30, 1997 (see
Note 8).

3.   NEW ACCOUNTING PRONOUNCEMENTS

     On March 3, 1997 the Financial Accounting Standards Board issued SFAS No. 128 "Earnings per Share." This pronouncement provides a different method of calculating earnings per share than is currently used in accordance with APB No. 15, "Earnings per Share" (see Note 14). SFAS No. 128 provides for the calculation of Basic and Diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. Calculations under the new standard, which will be adopted in 1997, are expected to have no significant difference from those under the current method.

4.   INVENTORIES

Inventories consist of the following:

                                      MARCH 30, 1997    DECEMBER 29, 1996
                                      --------------    -----------------

Production  - Ingredients             $    461,911       $    591,853
Production - Finished Goods                575,318            654,640
Paper goods and packaging materials        330,687            313,484
                                      --------------    -----------------
                                      $  1,367,916       $  1,559,977
Reserve for spoils and obsolescence        (55,000)           (55,000)
                                      --------------    -----------------
                                      $  1,312,916       $  1,504,977
                                      --------------    -----------------
                                      --------------    -----------------

5.  PROPERTY AND EQUIPMENT

    Property, plant and equipment consisted of the following:


                                               MARCH 30, 1997  DECEMBER 29, 1996
                                               --------------  -----------------
Machinery and equipment                         $  4,093,393     $  4,187,534
Leasehold improvements                             1,748,780        1,748,780
Computer equipment                                   492,705          309,981
Office furniture and equipment                       260,880          443,604
Vehicles                                             304,667          574,877
Assets held for sale                                 266,701          326,701
                                               --------------  -----------------
                                                $  7,167,126     $  7,591,477
Less accumulated depreciation and amortization    (1,610,844)      (1,588,242)
                                               --------------  -----------------
                                                   5,556,282        6,003,235
Construction in progress                              67,732           24,368
                                               --------------  -----------------
                                                $  5,624,014     $  6,027,603
                                               --------------  -----------------
                                               --------------  -----------------



6.  NOTES, LOANS, AND CAPITALIZED LEASES PAYABLE

    Components of long-term debt include the following:

                                    MARCH 30, 1997   DECEMBER 29, 1996
                                    --------------   -----------------
Credit Facility:
    Receivable line. . . . . . .    $     354,840    $      116,747
    Inventory line . . . . . . .          328,297           303,369
    Equipment revolver . . . . .          353,410           397,813
    Equipment term loan. . . . .          520,833           583,332
Capitalized leases . . . . . . .          225,306           234,184
                                    --------------   -----------------
                                        1,782,686         1,635,445

    Less current maturities. . .          485,212           901,166
                                    --------------   -----------------
                                    $   1,297,474    $      734,279
                                    --------------   -----------------
                                    --------------   -----------------


     CAPITALIZED LEASES PAYABLE

     The Company leases certain equipment under capitalized leases, including refrigeration equipment located at retail sites of the Company's single largest customer. The arrangements with the customer call for title of the equipment to be transferred to the customer if it carries Company products continuously through August of the year 2000. In April 1997, the Company was informed that due to extensive remodeling at certain retail locations, the equipment was no longer needed and has since been returned to the Company. The returned equipment is expected to be placed at other retail customer sites during 1997.

7.   INCOME TAXES

Income tax benefits resulting from the net operating loss carryforward generated for the three months ended March 30, 1997, were fully offset with a valuation allowance due to uncertainties about realization. Minimum state income taxes and franchise fees for the first quarter, 1997 were $11,872.

8.  STOCKHOLDERS' EQUITY

    COMMON STOCK

    In March, 1997, the Company completed the sale of approximately $1,995,000, net of expenses, of its common stock in a private offering to accredited investors at a gross price of $1.35 per share. The shares of common stock are restricted securities with registration rights. Purchaser of the private placement receive from the date of issue until the date the shares are registered interest at the rate of eight percent (8%) per annum, payable in shares. Sentra Securities Corporation acted as placement agent. The Placement Agent received $108,000 in execution and expense fees, and warrants to purchase 532,800 shares of common stock exercisable at a price of $2.25 per share, for a term of three years. The net proceeds from the offering are being used by the Company for advertising, marketing, promotion, capital equipment and working capital. The Company has reflected the common stock as outstanding on March 30, 1997; the actual share certificates were issued in April.

    On March 13, 1997, 250 shares of Series B Preferred Stock were converted into 160,256 shares of Common Stock as discussed below.

    PREFERRED STOCK

During March, 1997, one-half of the Series B Convertible Preferred stock, with a face amount of $250,000 and a total book value of $298,771, was converted into 160,256 shares of Common Stock having a market value of $312,500. The Company's agreements for Series A and B Convertible Preferred stock, originally issued in August 1996, were amended in February and early April, 1997. The original agreements provided for certain dividends, as well as penalties if the related Common conversion shares were not registered by November 1, 1996.

Under the amended agreements, which called for the exchange of the unconverted Series A and B shares for new Series A-1 and B-1 shares, $240,000 was paid to the holders of the Series A-1 stock on March 31, 1997, in lieu of all prior penalties. $30,000 was paid to the holders of Series B-1 on April 4, 1997, in lieu of all prior penalties and dividends. Of the $270,000 of such penalties accrued as of March 30, 1997, included in accrued liabilities in the accompanying balance sheet, $95,000 was accounted for as a deemed dividend for the three months ended March 30, 1997. An additional $13,755 in penalties was incurred during the period April 30, 1997 to May 6, 1997, the date of filing of the amended Registration Statement covering the related conversion shares. The amended agreements for both series of Convertible Preferred stock call for additional penalties if the Registration Statement is not declared effective by July 31, 1997.

In lieu of dividends for Series A-1, called for under the original agreements, the Company agreed to pay a total amount of $50,000 to holders of the new Series A-1 stock which constitutes an annualized dividend equal to 4% of the purchase price of the Series A Convertible Preferred stock through December, 1996. The payment will be in the form of Common Stock, valued at 80% of the market price of the Common Stock upon effectiveness of the pending Registration Statement on Form S-3. No additional dividends will be payable on the Series A-1 stock. Holders of the remaining unconverted Series B-1 stock will receive an 8% annual dividend from April 1, 1997 forward, payable in each quarter.

9.  LITIGATION  AND CONTINGENCIES

    There are no material pending legal proceedings, other than routine litigation incidental to the Company's business, to which the Company is a party or to which any of its property is subject. The Company's former restaurant subsidiary, UFO is a defendant in approximately four lawsuits alleging breach of lease relating to restaurants closed in 1995 and 1996 and other vendor related cases. Although there can be no assurance given as to the results of such legal proceedings, based upon information currently available, management does not believe these proceedings will have a material adverse effect on the financial position or results of operations of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion should be read in conjunction with the financial statements and related notes and other information included in this report. The financial results reported herein do not indicate the financial results that may be achieved by the Company in any future period.

Other than the historical facts contained herein, this Quarterly Report contains forward-looking statements that involve substantial risks and uncertainties. For a discussion of such risks and uncertainties, please see the Company's Annual Report on Form 10-K for the year ended December 29, 1996, as amended by Form 10-K/A. In addition to the risks and uncertainties discussed in the Annual Report, the risks set forth herein, including the Company's recent operating losses and ability to attract and retain qualified management, should be considered.

BACKGROUND

Monterey Pasta Company was incorporated in June 1989 as a producer of refrigerated gourmet pasta and sauces to restaurants and grocery stores in the Monterey, California area. The Company has since expanded its operations to provide its products to grocery and club stores throughout the United States. The Company's overall strategic plan is to enhance the value of the Monterey Pasta Company brand name by distributing its gourmet pasta products through multiple points of distribution.

    The Company sells its pasta and pasta sauces through leading grocery store chains and club stores. As of March 30, 1997, more than 3,600 grocery and club stores offered the Company's products. The Company plans to continue expansion of its distribution to grocery and club stores in its current market area and to further its penetration in other geographic regions of the U.S.

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

    Net revenues from continuing operations were $6,536,000 for the quarter ended March 30, 1997, as compared to $6,133,000 for the quarter ended March 31, 1996. The increase in sales primarily results from per-store sales gains at new and existing locations offsetting those locations that were discontinued due to low volumes, high returns, or lower than expected margins.

    Gross profit was $2,805,000 or 43% of net revenues for the first quarter 1997, compared to $2,604,000 or 42% for the first quarter of 1996. This compares to a 35% gross margin for the year ended December 29, 1996.

    Selling, general and administrative expenses for the quarter ended March 30, 1997, decreased by $106,000 when compared to the same quarter last year. The Company believes that ongoing and recently completed cost reduction programs will result in substantial reductions of future corporate and
overhead costs, beginning in the second quarter of 1997.   While the Company
reduced selling, general and administrative expenses during the first quarter of 1997, non-recurring costs associated with corporate reorganization, relocation and downsizing exceeded $294,000 in the first quarter, 1997.

    Depreciation and amortization expense, included in cost of sales and selling, general and administrative expenses, was $226,000 or 3% of net revenues for the quarter ended March 30, 1997, compared to $196,000 or 3% of net revenues for the first quarter of 1996.

    Loss on disposition of fixed assets was $142,000 for the quarter ended March 30, 1997, compared to $42,000 for the first quarter of 1996. During the first quarter of 1997, the Company sold off obsolete and unused plant equipment and seven trucks that were formerly utilized to support direct store sales (DSD). Further asset reductions are planned for 1997.

    Net interest expense was $60,000 for the first quarter of 1997, compared
to $228,000 for the same period in 1996.   The net decline in interest
expense is primarily attributable to a one time charge of $172,000 in 1996 relating to guaranteed conversion discount on the 7% note converted to common stock in 1996.


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

LIQUIDITY AND CAPITAL RESOURCES

    In March 1997, the Company substantially completed a Private Placement of 1,600,000 shares of Common stock at a gross price of $1.35 per share less related expenses and fees. Management believes that the private placement funding and cash generated from continuing operations will provide adequate
funding to meet its needs through mid-1998.   However, as a result of the
company's desire to significantly expand and develop its customer base and distribution network, the Company is evaluating additional financing opportunities to support such expansion.

    During the three month period ended March 30, 1997, $399,820 of cash was used in the Company's operations, compared to $2,567,875 used in the first quarter, 1996, related to the operating losses from continuing operations and expenditures related to discontinued operations.

SALES AND MARKETING

    In April, 1997, the Company, after conducting a review of the financial results of its remaining direct store delivery ("DSD") program, elected to retain a portion of the DSD program involving 70 stores, three drivers and three delivery trucks.

SETTLEMENTS WITH FORMER EMPLOYEES

    The Company has settled and concluded all known employment related
disputes with former employees.   Settlement costs were deducted from
reserves for discontinued operations or continuing operations as appropriate.

MAJOR CUSTOMERS

    Two of the Company's retail customers accounted for 49% and 11% respectively of the Company's sales for the three months ended March 30, 1997. No other customer accounted for greater than 10% of net revenues for the period.

BUSINESS RISKS

    Certain characteristics and dynamics of the Company's business and of financial markets generally create risks to the Company's long-term success and to predictable quarterly results. These risks include:

- RECENT OPERATING LOSSES: NO ASSURANCE OF PROFITABILITY. The Company's profitability began to decline in 1994. In the second quarter of 1994, the Company reported its first operating loss from continuing operations. The Company reported additional operating losses from continuing operations in nine of eleven quarters since then. The Company's operating loss for the quarter ended March 30, 1997 was $347,000. For the quarter ended December 1996 the loss was $1,345,000. At March 30, 1997, the Company had an accumulated deficit of $34,762,000. There can be no assurance that the Company will return to profitability in the short term or ever.

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

- HIRING AND RETENTION OF KEY PERSONNEL; MANAGEMENT TRANSITION. The success of the Company depends on the efforts of key management personnel. The Company currently has a Chief Executive Officer and a new Chief Financial Officer, neither of whom has previously been a part of the Company's management team, and both of whom may not continue in their current positions on a long-term basis. The Board of Directors began a search for a new Chief Executive Officer in the first quarter of 1997. The Company's success will depend on its ability to operate under new management, to attract qualified candidates, to effect a smooth transition to new management with minimal disruption in operations, and to motivate and retain key employees and officers. There can be no assurance that the Company will be able to effect smooth transitions from its management team to a new management team, that new officers will be hired or if hired will be able to perform effectively, or that significant management turnover will not continue in the future. At March 30, 1997, there are no keyman insurance policies in place.

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

    SEASONALITY AND QUARTERLY RESULTS

    The Company's grocery and club store accounts are expected to experience seasonal fluctuations to some extent. The Company 's business in general may also be affected by a variety of other factors, including but not limited to general economic trends, competition, marketing programs, and special or unusual events.

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

    MARKETING AND SALES RISKS

The future success of the Company's efforts will depend on a number of factors, including whether grocery and club store chains will continue to expand the number of their individual stores offering the Company's products and whether allowances and other incentives will expand retail distribution. Expansion into new markets increase the risk of significant product returns resulting from the Company's supply of slower selling items to its customers. In addition, grocery and club store chains continually re-evaluate the products carried in their stores and no assurances can be given that the chains currently offering the Company's products will continue to do so in the future. Should these channels choose to reduce or eliminate products, the Company could experience a significant reduction in its product sales. As indicated previously, the Company remains dependent on the use of slotting allowances and other incentives to expand retail distribution. In order to reduce risk, the Company has significantly reduced expansion into new markets requiring such major expenditures. Furthermore, the improvement in profitability resulting from the Company's overall retail grocery price increase and revision of its trade allowance and product return policies to previously low margin customers is contingent on the degree of ongoing acceptance of these changes.

                           PART II.  OTHER  INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.


ITEM 2.  CHANGES IN SECURITIES

     In March and April 1997 the Company issued Series A-1 and Series B-1 Preferred Stock in exchange for its outstanding Series A and Series B Preferred Stock, respectively. The 4% annual dividends on the Series A and Series B Preferred Stock are replaced in the case of the Series A-1 Preferred with no dividends and, in the case of the Series B-1 Preferred, with an 8% dividend. In lieu of dividends on the Series A-1 Preferred Stock, the Company has agreed to issue the holder of the Series A-1 Preferred Stock $50,000 of Common Stock priced at 80% of the fair market value of the Company's Common Stock as of the date its pending Registration Statement on Form S-3 is declared effective. The Series A-1 and B-1 Preferred Stock are convertible into Common Stock at 80% of the average Closing Price of the Common Stock on the five days prior to conversion, as were the Series A and Series B Preferred Stock; however, the highest conversion price has been reduced for both series from $9.00 to $4.40. The Company retains the right to redeem the Series B-1 Preferred Stock; however, the Series A-1 Preferred Stock is not subject to redemption.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    The Company has 3,250 shares of Series A-1 and B-1 Convertible Preferred stock outstanding, convertible into shares of Common Stock at 80% of the market price of the Common shares, not to exceed $4.40 per share. Under the agreements with the Preferred stockholders, amended in 1997, $240,000 and $30,000 was paid on March 31, 1997 and April 4, 1997, respectively, in lieu of certain dividends and penalties for non-registration of the Common shares. Additional penalties totaling $13,755 were incurred for the period May 1 to May 6, 1997, the date of filing of the Pre-Effective Amendment No. 1 to the Registration Statement on Form S-3 covering the related conversion shares. Additional penalties will accrue to the holder of Series B-1 Convertible Preferred stock if the Registration Statement is not declared effective by July 31, 1997. The Company cannot forecast the date the Registration Statement will become effective.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         None

                                  SIGNATURES



    Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                       MONTEREY PASTA COMPANY


Date: May 13, 1997                     By: /s/ KENNETH S. STEEL, JR.
                                          ---------------------------
                                            Kenneth S. Steel, Jr..
                                            Chief Executive Officer


                                       By: /s/ JAMES S. SERBIN
                                          ---------------------------
                                            James S. Serbin
                                            Chief Financial Officer

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

10.31 Note Purchase Agreement dated as of October 19, 1995 with GFL Advantage Fund Limited (incorporated by reference from Exhibit 10.3 to the Company's 1995 S-3)
10.32 Convertible Note dated as of October 25, 1995, executed by the Company in favor of GFL Advantage Fund Limited (incorporated by reference from Exhibits with corresponding numbers filed with the 1995 Form 10-K)
10.33    Trademark Purchase (Burns) (incorporated by reference from Exhibit
         10.12 of the SB-2)
10.34 Purchase of Stock and Exhibits (Burns- Mortensen-Hill) (incorporated by reference from Exhibit 10.13 of the SB-2)
10.35 Non-Recourse Promissory Note (Hill-Mortensen) (incorporated by reference from Exhibit 10.15 of the SB-2)
10.36 Asset Purchase Agreement dated March 1, 1994 between Upscale Food Outlets, Inc., Lucca's Pasta Bar, Inc., Timothy John
         Morris and Marian Kathryn Morris (incorporated by reference from
         Exhibit 10.16 to the Company's 1993 Form 10-K)
10.39 Franchise Termination Agreement and Release dated as of August 23, 1996, among the Company, Upscale Food Outlets, Inc., Monterey
         Pasta Development Company, California Pasta Company, and James G. Schlicher (incorporated by reference from Exhibits with corresponding numbers filed with the Company's Quarterly Report on Form 10-Q on June 21, 1996)
10.40 Stock Purchase Agreement dated April 1, 1996 between Upscale Acquisitions, Inc. and the Company (incorporated by reference from Exhibits with corresponding numbers filed with the Company's Quarterly Report on Form 10-Q on August 23, 1996).
10.41 Placement Agent Agreement dated April 12, 1996 between the Company and Spelman & Co., Inc. (incorporated by reference from Exhibits with corresponding numbers filed with the Company's Quarterly Report on Form 10-Q on August 23, 1996).
10.44* The Company's 401(k) Plan, established to be effective as of January 1, 1996, adopted by the Board of Directors on June 7, 1996 (incorporated by reference from Exhibit 10.24 to the Company's Quarterly Report on Form 10-Q filed August 23, 1996)
10.45* Directed Employee Benefit Trust Agreement dated June 17, 1996 between the Company and The Charles Schwab Trust Company, as Trustee of the Company's 401(k) Plan (incorporated by reference from Exhibit 10.24 to the Company's Quarterly Report on Form 10-Q filed August 23, 1996)
10.46* Employment Agreement dated February 12, 1996 with Mr. Robert J. Otto (incorporated by reference from Exhibit 10.24 to the Company's Quarterly Report on Form 10-Q filed August 23, 1996).
16.1 Letter from Deloitte & Touche LLP dated October 31, 1996 (incorporated by reference to the Company's Report on Form 8-K/A filed November 8,
         1996)
21.1 Subsidiaries of the Company (incorporated by reference to the Company's 1996 Form 10-K)
27.1     Financial Data Schedule


---------------------
 * Management contract or compensatory plan or arrangement covering executive officers or directors of Monterey Pasta Company.