Form 10-Q/A
period 1996-06-30
MONTEREY PASTA CO
filed 1997-06-03
CIK 913032

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549

                           ------------------------------

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

                               1528 MOFFET STREET
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

                             PART I.  FINANCIAL INFORMATION

                                 MONTEREY PASTA COMPANY

                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                     (UNAUDITED)


                                     JUNE 30, 1996      DECEMBER 31, 1995
                                     -------------      -----------------

ASSETS
Current assets:
     Cash and cash equivalents        $    506,534        $  1,937,884
     Accounts receivable, net            2,934,622           1,241,248
     Inventories                         1,591,051           1,094,976
     Prepaid expenses and other          2,203,306           1,652,381
                                      ------------        ------------
          Total current assets           7,235,513           5,926,489

Note receivable                            300,000                   -
Property and equipment, net              6,181,851           5,338,968
Intangible assets, net                     171,172             295,320
Deposits and other                         215,451             130,240
                                      ------------        ------------

     TOTAL ASSETS                     $ 14,103,987        $ 11,691,017
                                      ------------        ------------
                                      ------------        ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                 $  1,123,985        $  1,511,592
     Accrued liabilities                   848,894             852,815
     Current portion of long-term debt     361,200                   -
     Net liability from discontinued
      operations                           783,000           2,964,415
                                      ------------        ------------


          Total current liabilities      3,117,079           5,328,822
                                      ------------        ------------
Long-term debt                           1,508,821           4,130,599
                                      ------------        ------------
Commitments and contingencies                    -                   -

Stockholders' equity:
     Preferred Stock                             -                   -
     Common Stock                       35,307,546          27,268,263
     Accumulated deficit               (25,829,459)        (25,036,667)
                                      ------------        ------------

          Total stockholders' equity     9,478,087           2,231,596
                                      ------------        ------------

     TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY           $ 14,103,987        $ 11,691,017
                                      ------------        ------------
                                      ------------        ------------


The accompanying notes are an integral part of these condensed consolidated financial statements.

                             MONTEREY PASTA COMPANY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (UNAUDITED)


                                                 SECOND QUARTER ENDED              SIX MONTHS ENDED
                                                 --------------------              ----------------
                                           JUNE 30, 1996     JULY 2, 1995     JUNE 30, 1996    JULY 2, 1995
                                           -------------     ------------     -------------    ------------

Net revenues from continuing operations    $   6,716,498     $  3,948,334     $  12,849,585    $  7,788,869
Cost of sales                                  3,521,549        2,223,769         7,050,964       4,594,371
                                           -------------     ------------     -------------    ------------

Gross profit                                   3,194,949        1,724,565         5,798,621       3,194,498

Selling, general and administration            3,565,310        1,991,847         6,608,766       3,263,667
Loss on disposition of assets                     13,425                -            55,292               -
                                           -------------     ------------     -------------    ------------

Operating loss                                  (383,786)        (267,282)         (865,437)        (69,169)
Interest income (expense), net                   (66,696)          24,479          (294,895)         24,479
                                           -------------     ------------     -------------    ------------

Loss from continuing operations
  before provision for income taxes             (450,482)        (242,803)       (1,160,332)        (44,690)

Provision for income taxes                             -                -                 -               -
                                           -------------     ------------     -------------    ------------

Net recovery (loss) from
  continuing operations                         (450,482)        (242,803)       (1,160,332)        (44,690)

Net loss from discontinued
  operations                                     367,543       (8,961,918)          367,543     (10,948,835)
                                           -------------     ------------     -------------    ------------

Net loss                                   $     (82,939)    $ (9,204,721)    $    (792,789)   $(10,993,525)
                                           -------------     ------------     -------------    ------------
                                           -------------     ------------     -------------    ------------

Net income (loss) per share - Primary
  and fully diluted:

     Continuing operations                 $       (0.05)    $      (0.04)    $       (0.15)   $      (0.01)

     Discontinued operations               $        0.04     $      (1.47)    $        0.04    $      (1.79)
                                           -------------     ------------     -------------    ------------

     Total net loss per share              $       (0.01)    $      (1.51)    $       (0.11)   $      (1.80)
                                           -------------     ------------     -------------    ------------
                                           -------------     ------------     -------------    ------------

     Weighted average common shares
      outstanding                              8,342,752        6,112,127         8,199,498       6,091,468



The accompanying notes are an integral part of these condensed consolidated financial statements.

                                    MONTEREY PASTA COMPANY

                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (UNAUDITED)

                                                               SIX MONTHS ENDED
                                                               ---------------
                                                         JUNE 30, 1996      JULY 2, 1995
                                                         -------------      -------------
Cash flows from operating activities:
Net loss                                                 $  (1,160,332)     $    (44,690)
Adjustments to reconcile net loss to net cash
     from operating activities:
          Depreciation and amortization                        440,958            284,175
          Loss on sale of assets                                55,292                  -
          Discount on convertible debt                         172,907                  -
          Effect of changes in operating working capital:
               Accounts receivable                          (1,693,374)          (253,037)
               Inventories                                    (496,075)          (124,634)
               Prepaid expenses and other                     (550,589)          (438,122)
               Accounts payable                               (387,607)           850,265
               Accrued liabilities                             119,196           (299,355)
                                                         -------------      -------------

     Net cash used in continuing operations                 (3,499,624)           (25,398)
                                                         -------------      -------------
     Net cash used in discontinued operations               (1,881,872)        (3,050,197)
                                                         -------------      -------------
Cash flows from investing activities:
          Proceeds from the sale of assets                      31,383                  -
          Purchase of intangibles and other assets            (105,986)           (64,526)
          Purchase of property and equipment                  (987,051)          (880,458)
          Note receivable advances                            (300,000)                 -
                                                         -------------      -------------
     Net cash used in investing activities                  (1,361,654)          (944,984)
                                                         -------------      -------------

Cash flows from financing activities:
          Repayment of long-term debt and capital
               lease obligations                                (5,690)           (29,379)
          Net proceeds from issuance of common stock         3,930,970          1,486,686
          Credit facility borrowings                         4,127,220                  -
          Credit facility repayments                        (2,740,700)                 -
                                                         -------------      -------------
     Net cash used in financing activities                   5,311,800          1,457,307
                                                         -------------      -------------

Net decrease in cash                                        (1,431,350)        (2,563,272)

Cash and cash equivalents at beginning of the period         1,937,884          3,195,395
                                                         -------------      -------------
Cash and cash equivalents at end of the period           $     506,534      $     632,123
                                                         -------------      -------------
                                                         -------------      -------------



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


2.   STATEMENT OF CASH FLOWS

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Additions to property, plant and equipment during the six months ended June 30, 1996, included $141,722 financed by advances from the equipment revolving line of credit and an additional $216,870 that was acquired through a capital lease agreement. Also, during the six months ended June 30, 1996, debt and accrued interest totaling $3,900,406, plus interest representing guaranteed conversion discount of $172,907, net of expenses, were converted into common stock (see Footnote 6), and early settlement of a lease obligation was partially paid by the issuance of $35,000 of common stock. In addition, 39,506 shares of Common Stock, valued at $5.0625 per share, were issued to the noteholder in payment of a penalty due to a delay in the registration of the shares with the Securities and Exchange Commission.

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

4.   INVENTORIES

          Inventories consist of the following:


                               June 30, 1996     December 31, 1995
                              --------------    ------------------

Product ingredients           $   532,398       $     530,511
Finished goods                    675,768             353,484
Paper and packaging materials     382,885             210,981
                              --------------    ------------------

                              $ 1,591,051       $   1,094,976
                              --------------    ------------------
                              --------------    ------------------


5.   PROPERTY AND EQUIPMENT

Investments in property, plant and equipment are comprised of the following;

                                   June 30, 1996   December 31, 1995
                                  ---------------  -----------------

    Machinery and equipment        $   3,985,874   $   3,398,749
    Leasehold imnprovements            1,566,383       1,550,963
    Office furniture and equipment       769,564         522,902
    Vehicles                             695,950         732,424
                                  ---------------  -----------------
                                       7,017,771       6,205,038

    Less accumulated depreciation
      and amortization                (1,426,262)     (1,049,380)
                                  ---------------  -----------------
                                       5,591,509       5,155,658
    Construction in progress             590,342         183,310
                                  ---------------  -----------------

                                   $   6,181,851   $   5,338,968
                                  ---------------  -----------------
                                  ---------------  -----------------

6.  LONG-TERM DEBT

Components of long-term debt included the following:

                                   June 30, 1996   December 31, 1995
                                  ---------------  -----------------
Credit facility:
   Receivable and inventory
    revolver                       $     771,372   $      52,375
   Equipment revolver                    141,722          63,178
   Equipment term loan                   708,333               -
7% Convertible note, due
  October, 1997                                -       4,000,000
Other                                    248,594          15,046
                                  ---------------  -----------------
                                       1,870,021       4,130,599

Less current portion of long-term
 debt                                   (361,200)              -
                                  ---------------  -----------------

                                   $   1,508,821   $   4,130,599
                                  ---------------  -----------------
                                  ---------------  -----------------

During the first six months of 1996, the 7% convertible note payable plus interest of $172,907 representing guaranteed conversion discount, as well as face-rate accrued interest of $20,456, were converted into 973,476 shares of common stock of the Company. The average conversion price, including accrued interest and net of offering costs, was $4.21 per share.

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

In connection with the discontinuance of the restaurant and franchising operation, as of December 31, 1995, the Company established a net reserve of approximately $2,964,000 to cover operating losses prior to sale as well as other costs and expenses connected with the discontinued operations. The Company continues to carry a reserve of approximately $783,000 to cover remaining estimated liabilities.

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

     While most discontinued operational issues have been resolved, some issues are not expected to be fully settled until year-end, and therefore the Company continues to carry a net liability of approximately $783,000 for discontinued operations.

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

RESULTS OF OPERATIONS

     Net revenues increased 70% to $6,716,000 for the quarter ended June 30, 1996 as compared to $3,948,000 for the quarter ended July 2, 1995. For the six months ended June 30, 1996, net revenues increased 65% to $12,850,000 from $7,789,000 for the six months ended July 2, 1995. The increase in sales is the result of distribution to approximately 6,000 individual grocery and club stores at June 30, 1996, compared to approximately 1,700 in the same periods during 1995.

     Gross profit was $3,195,000, or 48% of net revenues for the second quarter of 1996, compared to $1,725,000, or 43% for the second quarter of 1995. For the six months ending June 30, 1996, gross profit was $5,799,000 or 45% of net revenues, as compared to $3,195,000 or 41% for the equivalent period in 1995. The improvement is in part due to increases in sales and improved product manufacturing efficiency, partially offset by higher allowances in entering new markets and changes in product mix.

     Selling, general and administrative expenses increased 78%, to $3,565,000 for the quarter ended June 30, 1996, compared to $1,992,000 for the second quarter of 1995. For the six months ending June 30, selling, general and administrative expenses increased 102% to $6,609,000 in 1996 compared to $3,264,000 for the six months of 1995. Selling costs, particularly costs related to grocery store trade promotions and club store demonstrations, were higher as a result of the Company's efforts to obtain new customers and enter new geographic markets. Additionally, cost increases are attributable to the expansion of the Company's infrastructure which has required additional costs such as administrative and management salaries, increased depreciation (as discussed below), recruiting and training of new personnel, modifying computer systems and related indirect costs. Also, in March 1996, the Company moved its corporate office from Danville, California to San Francisco, California and incurred lease termination charges totalling $103,000.

     Depreciation and amortization, included in cost of sales and selling, general and administrative expenses, was $245,000, or 3% of net revenues for the quarter ended June 30, 1996 compared to $88,000, or 2% of net revenues for the first quarter of 1995. For the six months ending June 30, 1996, depreciation and amortization was $441,000, or 3% of net revenues, compared to $284,000, or 3% of net revenues for the first half of 1995. These expenses relate primarily to capital expenditures in the Monterey County production facility. The Company anticipates increases in depreciation and amortization in future periods as additional equipment to expand production capability is purchased and placed into service.

Loss on disposition of assets in the first six months of 1996 primarily related to abandonment of leasehold improvements in Danville, California.

Net interest expense of $67,000 was recognized in the quarter ended June 30, 1996, compared to net interest income of $24,000 for the same period in 1995. The increase in expense related primarily to the use of the credit facility obtained in late 1995. Net interest expense of $295,000 in the first six months of 1996, compared to net interest income of $24,000 for the same period in 1995, was due in part to utilization of the credit facility and also due to $173,000 in guaranteed conversion discount on convertible debt reorganized in the first quarter.

IMPACT OF INFLATION

     The Company believes that inflation has not had a material impact on its operations to date. Substantial increases in labor, employee benefits, ingredients and packaging, rents and other operating expenses could adversely affect the operations of the Company's business in future periods. The Company cannot predict whether such increases will occur.

LIQUIDITY AND CAPITAL RESOURCES

     For the six months ending June 30, 1996, the Company used $6,743,000 in its operations. Cashflow used by continuing operations included $3,500,000 for working capital requirements and $987,000 for capital equipment acquisitions. Cashflow used by discontinued operations totaling $1,882,000 was related to the funding of wind-down activities associated with the Company's discontinued restaurant and franchise subsidiaries.

     During the first six months of 1996, the Company raised approximately $3,786,000, net of expenses, from a private placement of 916,000 shares at an average net price of $4.13 per share.

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

                                             MONTEREY PASTA COMPANY


Date:  June 3, 1997                           By: /s/ KENNETH A. STEEL, JR.
                                                 -----------------------------
                                                      Kenneth S. Steel, Jr.
                                                      Chief Executive Officer


                                              By: /s/ JAMES S. SERBIN
                                                 ----------------------------
                                                      James S. Serbin
                                                      Chief Financial Officer

                              INDEX TO EXHIBITS

Exhibit
Number                                 Exhibit
-------                                -------
 2.1 Agreement and Plan of Merger dated August 7, 1996 by and between Monterey Pasta Company, a California corporation and Monterey
           Pasta Company, a Delaware corporation (incorporated by reference from Exhibit A to the Company's Proxy Statement for the Special Meeting of Shareholders held on August 1, 1996, filed with the Securities and Exchange Commission on June 27, 1996 ("1996 Proxy"))
 3.1 Certificate of Incorporation dated August 1, 1996 (incorporated by reference from Exhibit B to the 1996 Proxy)
 3.2       Certificate of Designations of Series A Convertible Preferred
           Stock (incorporated by reference from Annex I to the Subscription Agreement dated July 31, 1996, filed as Exhibit 4.1 to the 1996 Proxy)
 3.3       Certificate of Designations of Series B Convertible Preferred
           Stock (incorporated by reference from Annex I to the Subscription Agreement dated August 9, 1996, filed as Exhibit 4.3 to the 1996 Proxy)
 3.4 Bylaws of the Company (incorporated by reference from Exhibit C to the Company's 1996 Proxy)
 3.5 Certificate of Designations of Series A-1 Convertible Preferred Stock (incorporated by reference from Exhibits with corresponding numbers filed with the Company's Annual Report on Form 10-K/A on April 29, 1997 ("1996 Form 10-K/A"))
 3.6 Certificate of Designations of Series B-1 Convertible Preferred Stock (incorporated by reference from Exhibits with corresponding numbers filed with the 1996 Form 10-K/A)
 4.1 Subscription Agreement, dated as of July 31, 1996 (incorporated by reference from Exhibits with corresponding numbers filed with the Company's Registration Statement on Form S-3 on August 23,
           1996 ("1996 Form S-3"))
 4.2 Registration Rights Agreement, dated as of July 31, 1996 (incorporated by reference from Exhibits with corresponding numbers filed with the 1996 Form S-3)
 4.3 Subscription Agreement dated as of August 9, 1996 (incorporated by reference from Exhibits with corresponding numbers filed with the 1996 Form S-3)
 4.4 Registration Rights Agreement, dated as of August 9, 1996 (incorporated by reference from Exhibits with corresponding numbers filed with the 1996 Form S-3)
 4.5 Form of Warrant for purchase of the Company's Common Stock dated as of July 1, 1996 (incorporated by reference from Exhibits with corresponding numbers filed with the 1996 Form S-3)
 4.6 Form of Registration Rights Agreement dated April 1996, among the Company, Spelman & Co., Inc. and investor (incorporated by reference from Exhibit 10.42 filed with the Company's original March 31, 1996 Quarterly Report on Form 10-Q on
           May 1, 1996 ("1996 Q-1 10-Q")).
 4.7 Shareholder Rights Agreement dated as of May 15, 1996 between the Company and Corporate Stock Transfer, as rights agent
           (incorporated by reference from Item 2 of Form 8-A filed with the Securities and Exchange Commission on May 28, 1996)
 4.8       Form of Subscription Agreement dated April 1996, among the
           Company, Spelman & Co., Inc. and investor (incorporated by reference from Exhibits with corresponding numbers filed with the Company's 1996 Form 10-K/A)
 4.9 Form of Amendment to Registration Rights Agreement dated as of April 20, 1997 among the Company, Spelman & Co., Inc. and investor, amending the Registration Rights Agreement entered into as of April 1996 (incorporated by reference from Exhibits with corresponding numbers filed with the 1996 Form 10-K/A)

 4.10 Series A Convertible Preferred Stock Exchange Agreement dated as of March 10, 1997 by and between the Company and GFL Performance
         Fund Limited (incorporated by reference from Exhibits with corresponding numbers filed with the Company's 1996 Form 10-K/A)
 4.11 Series B Convertible Preferred Stock Exchange Agreement dated as of April 2, 1997 by and between the Company and Pangaea Fund Limited (incorporated by reference from Exhibits with corresponding numbers filed with the Company's 1996 Form 10-K/A)
 4.12 Registration Rights Agreement dated as of December 31, 1996 among the Company, Sentra Securities Corporation and investor (incorporated by reference from Exhibits with corresponding numbers filed with the Company's 1996 Form 10-K/A)
 4.13 Form of Warrant ("Sentra Warrant") for purchase of Company's Common Stock dated March 1997 issued in connection with the Company's March 1997 private placement (incorporated by reference from Exhibits with corresponding numbers filed with the Company's Pre-Effective Amendment No. 1 to the Registration Statement on Form S-3 on May 6, 1997
         ("1997 Amendment No. 1 to Form S-3")
 4.14* Stock Purchase Agreement between the Company and Kenneth A. Steel, Jr. dated April 29, 1997 (incorporated by reference from Exhibits with corresponding numbers filed with the Company's 1997 Amendment
         No. 1 to Form S-3)
10.1* Second Amended and Restated 1993 Stock Option Plan (as amended on August 1, 1996) (incorporated by reference to the Company's 1996 Form 10-K)
10.2*    1995 Employee Stock Purchase Plan (incorporated by reference from
         Exhibit 10.15 to the Company's 1994 Form 10-K)
10.3     Blackhawk Plaza Lease of the Company (incorporated by reference from
         Exhibit 10.02 to the Company's Registration Statement No. 33-69590-LA on Form SB-2 (the "SB-2")
10.4 353 Sacramento Street Office Lease dated as of December 27, 1995 with John Hancock Mutual Life Insurance Company, together with letter agreement dated March 20, 1996 regarding basement storage (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K filed April 1, 1996 (the "1995 Form 10-K")
10.5 Monterey County Production Facility Lease of the Company, as amended (incorporated by reference from Exhibit 10.03 to the SB-2)
10.6 Amendment No. 1 dated February 1, 1995 and Amendment No. 2 dated March 1, 1995 to Monterey County Production Facility Lease of the Company (incorporated by reference from Exhibit 10.6 to the 1995 Form 10-K)
10.7 Christie Avenue Warehouse Lease of the Company (incorporated by reference from Exhibit 10.04 to the SB-2)
10.8 Loan and Security Agreement dated December 8, 1995 with Coast Business Credit, a Division of Southern Pacific Thrift and Loan Association, and Schedule thereto (incorporated by reference from Exhibit 10.8 to the 1995 Form 10-K)
10.9 Equipment Collateral Security Agreement dated December 8, 1995 with Coast Business Credit (incorporated by reference from Exhibit 10.9 to the 1995 Form 10-K)
10.10 Secured Promissory Note dated December 8, 1995 in the original principal amount of $500,000 in favor of Coast Business Credit (incorporated by reference from Exhibit 10.10 to the 1995 Form 10-K)
10.11 Secured Promissory Note dated December 8, 1995 in the original principal amount of $750,000 in favor of Coast Business Credit (incorporated by reference from Exhibit 10.11 the 1995 Form 10-K)
10.12 Investment Agreement dated July 12, 1995 with The Seychelles Fund, Ltd. (incorporated by reference from Exhibit 10.12 to the 1995
         Form 10-K)
10.13 Master Lease dated August 1, 1995 with Sentry Financial Corporation (incorporated by reference from Exhibit 10.13 to the 1995 Form 10-K)
10.14 Letter Agreement dated July 26, 1995 between Monterey Pasta Development Company and California Pasta Company (incorporated by reference from Exhibit 10.21 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 2, 1995 ("1995 Q3 10-Q"))
10.15 Asset Purchase Agreement dated July 26, 1995 between Upscale Food Outlets, Inc. and California Pasta Company (incorporated by reference from Exhibit 10.22 to the Company's 1995 Q3 10-Q)

10.16 Franchise Termination Agreement and Release dated March 8, 1996 among the Company, Upscale Food Outlets, Inc., Monterey Pasta
         Development Company, The Lance H. Mortensen Unitrust dated December 3, 1994, and LBJ Restaurants, LLC (incorporated by reference from
         Exhibit 10.16 to the 1995 Form 10-K)
10.17 Acquisition Agreement between the Company and Upscale Food Outlets, Inc. (incorporated by reference from Exhibit 10.05 to the SB-2)
10.18* Employment Agreement with Lance H. Mortensen (incorporated by reference from Exhibit 10.06 to the SB-2)
10.19* Employment Agreement dated September 5, 1995 with Mr. Norman E. Dean (incorporated by reference from Exhibit 10.20 to the 1995 Q3 10-Q)
10.20* Consulting Agreement dated May 25, 1995 with Daniel J. Gallery (incorporated by reference from Exhibit 10.18 to the Quarterly
         Report on Form 10-Q for the quarter ended July 2, 1995 ("1995
         Q2 10-Q"))
10.21* Employment Agreement dated June 30, 1993 with Anthony W. Giannini (incorporated by reference from Exhibit 10.21 to the 1995 Form 10-K)
10.22* Employment Agreement with Mr. David J. Massara (incorporated by reference from Exhibit 10.18 to the 1994 Form 10-K)
10.23 Trademark Registration -- MONTEREY PASTA COMPANY, under Registration No. 1,664,278, registered on November 12, 1991 with the U.S. Patent and Trademark Office (incorporated by reference from Exhibit 10.09 to the SB-2)
10.24 Trademark Registration -- MONTEREY PASTA COMPANY, under Registration No. 1,943,602, registered on December 26, 1995 with the U.S. Patent and Trademark Office (incorporated by reference from Exhibit 10.24 to the 1995 Form 10-K)
10.25 Trademark Registration -- MONTEREY PASTA COMPANY and Design, under Registration No. 1,945,131, registered on January 2, 1996 with the U.S. Patent and Trademark Office (incorporated by reference from
         Exhibit 10.25 to the 1995 Form 10-K)
10.26 Trademark Registration -- MONTEREY PASTA COMPANY and Design, under Registration No. 1,951,624, registered on January 23, 1996 with the U.S. Patent and Trademark Office (incorporated by reference from
         Exhibit 10.26 to the 1995 Form 10-K)
10.27 Trademark Registration -- MONTEREY PASTA COMPANY, under Registration No. 1,953,489, registered on January 30, 1996 with the U.S. Patent and Trademark Office (incorporated by reference from Exhibit 10.27 to the 1995 Form 10-K)
10.28 Subscription Agreement dated as of June 21, 1995 with GFL Advantage Fund Limited (incorporated by reference from Exhibit 10.19 to the 1995 Q2 10-Q)
10.29 Registration Rights Agreement dated as of June 15, 1995 with GFL Advantage Fund Limited, as amended on October 13 and 19, 1995, respectively (incorporated by reference from Exhibit
         10.2 to the 1995 Q2 10-Q, and Exhibits 10.6 and 10.7 to the
         Company's S-3 Registration Statement No. 33-96684, filed on
         December 12, 1995 (the "1995 S-3"))
10.30 Joint Escrow Instructions dated as of October 1995 (incorporated by reference from Exhibit 10.5 to the 1995 S-3)

10.31 Note Purchase Agreement dated as of October 19, 1995 with GFL Advantage Fund Limited (incorporated by reference from Exhibit 10.3 to the Company's 1995 S-3)
10.32 Convertible Note dated as of October 25, 1995, executed by the Company in favor of GFL Advantage Fund Limited (incorporated by reference from
         Exhibit 10.32 to the 1995 Form 10-K)
10.33    Trademark Purchase (Burns) (incorporated by reference from Exhibit
         10.12 of the SB-2)
10.34 Purchase of Stock and Exhibits (Burns- Mortensen-Hill) (incorporated by reference from Exhibit 10.13 of the SB-2)
10.35 Non-Recourse Promissory Note (Hill-Mortensen) (incorporated by reference from Exhibit 10.15 of the SB-2)
10.36 Asset Purchase Agreement dated March 1, 1994 between Upscale Food Outlets, Inc., Lucca's Pasta Bar, Inc., Timothy John
         Morris and Marian Kathryn Morris (incorporated by reference from
         Exhibit 10.16 to the Company's 1993 Form 10-K)
10.39 Franchise Termination Agreement and Release dated as of March 27, 1996, among the Company, Upscale Food Outlets, Inc., Monterey
         Pasta Development Company, California Pasta Company, and James G. Schlicher (incorporated by reference from Exhibit 10.39 to the 1996 Q-1 10-Q)
10.40 Stock Purchase Agreement dated April 1, 1996 between Upscale Acquisitions, Inc. and the Company (incorporated by reference from Exhibit 10.40 to the 1996 Q-1 10-Q)
10.41 Placement Agent Agreement dated April 12, 1996 between the Company and Spelman & Co., Inc. (incorporated by reference from Exhibit 10.41 to the 1996 Q-1 10-Q)
10.44* The Company's 401(k) Plan, established to be effective as of January 1, 1996, adopted by the Board of Directors on June 7, 1996 (incorporated by reference from Exhibit 10.44 to the Company's original June 30, 1996 Quarterly Report on Form 10-Q filed on
         August 13, 1996 ("1996 Q2 10-Q"))
10.45* Directed Employee Benefit Trust Agreement dated June 17, 1996 between the Company and The Charles Schwab Trust Company, as Trustee of the Company's 401(k) Plan (incorporated by reference from Exhibit 10.45 to the Company's 1996 Q2 10-Q)
10.46* Employment Agreement dated February 12, 1996 with Mr. Robert J. Otto (incorporated by reference from Exhibit 10.24 to the Company's
         1996 Q1 10-Q).
16.1 Letter from Deloitte & Touche LLP dated October 31, 1996 (incorporated by reference to the Company's Report on Form 8-K/A filed November 8,
         1996)
21.1 Subsidiaries of the Company (incorporated by reference to the Company's 1996 Form 10-K)
27.1     Financial Data Schedule


---------------------
 * Management contract or compensatory plan or arrangement covering executive officers or directors of Monterey Pasta Company.