Form 10-Q/A
period 1996-09-29
MONTEREY PASTA CO
filed 1997-06-03
CIK 913032

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC  20549

                     -------------------------------

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

                            PART I.  FINANCIAL INFORMATION

                               MONTEREY PASTA COMPANY

                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                     (UNAUDITED)

                                       September 29, 1996      December 31, 1995
                                       ------------------      -----------------
ASSETS
Current assets:
  Cash and cash equivalents                 $ 1,319,787           $  1,937,884
  Accounts receivable, net                    2,117,761              1,241,248
  Inventories                                 1,250,511              1,094,976
  Prepaid expenses and other                  1,263,816              1,652,381
                                       ----------------      -----------------
         Total current assets                 5,951,875              5,926,489

Note receivable                                 350,000                     --
Property and equipment, net                   6,068,170              5,338,968
Intangible assets, net                          156,138                295,320
Deposits and other                              155,575                130,240
                                       ----------------      -----------------
         Total assets                       $12,681,758           $ 11,691,017
                                       ----------------      -----------------
                                       ----------------      -----------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                          $ 1,799,213           $  1,511,592
  Accrued liabilities                         1,742,477                852,815
  Current portion of long-term debt             204,004                     --
  Net liability from discontinued
   operations                                   797,247              2,964,415
                                       ----------------      -----------------
         Total current liabilities            4,542,941              5,328,822
                                       ----------------      -----------------
Long-term debt                                1,293,573              4,130,599
                                       ----------------      -----------------
Commitments and contingencies                        --                    --

Stockholders' equity:
  Preferred Stock                             3,996,389                    --
  Common Stock                               35,192,782             27,268,263
  Accumulated deficit                       (32,343,927)           (25,036,667)
                                       ----------------      -----------------
  Total stockholders' equity                  6,845,244              2,231,596
                                       ----------------      -----------------
         Total liabilities and
          stockholders' equity             $ 12,681,758           $ 11,691,017
                                       ----------------      -----------------
                                       ----------------      -----------------

              The accompanying notes are an integral part of these
                         condensed financial statements.

                                   MONTEREY PASTA COMPANY
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)


                                                     Three months ended                        Nine months ended
                                           --------------------------------------   ----------------------------------------
                                           Sept. 29, 1996         Oct. 1, 1995       Sept. 29, 1996         Oct. 1, 1995
                                           --------------         ------------       --------------        ------------
Net revenues from continuing operations    $ 5,670,820            $5,089,422            $18,520,405        $ 12,878,291
Cost of sales                                4,918,735             2,921,972             11,969,699           7,516,470
                                           --------------         ------------       --------------        ------------
Gross profit                                   752,085             2,167,450              6,550,706           5,361,821

Selling, general and administration          6,284,509             2,043,359             12,893,275           5,306,899
Loss on disposition or impairment              424,614                 --                   479,906               --
 of assets
                                           --------------         ------------       --------------        ------------

Operating income (loss)                     (5,957,038)              124,091             (6,822,475)             54,922

Other expense                                   (3,512)                 --                   (3,512)               --


Interest income (expense), net                  35,622                 8,113               (259,273)             32,592
                                           --------------         ------------       --------------        ------------

Income (loss) from continuing operations    (5,924,928)              132,204             (7,085,260)             87,514

Net recovery (loss) from discontinued
 operations                                       --              (1,092,703)               367,543         (12,041,538)
                                           --------------         ------------       --------------         ------------

Net loss                                   $(5,924,928)          $  (960,499)           $(6,717,717)       $(11,954,024)
                                           --------------         ------------       --------------         ------------
                                           --------------         ------------       --------------         ------------

Net income (loss) per share - Primary and fully diluted:

  Continuing operations                    $     (0.75)          $      0.02          $       (0.94)         $      0.02

  Discontinued operations                  $      --                   (0.17)                  0.04          $     (1.91)
                                           --------------         ------------       --------------         ------------

Total net loss per share                   $     (0.75)          $     (0.15)         $       (0.90)         $     (1.89)
                                           --------------         ------------       --------------         ------------
                                           --------------         ------------       --------------         ------------

  Weighted average common shares
   outstanding                               8,713,916             6,759,079               8,130,471           6,314,005



          The accompanying notes are an integral part of these condensed financial statements.

                                                           MONTEREY PASTA COMPANY

                                               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                 (Unaudited)

                                                                                      NINE MONTHS ENDED
                                                                                      -----------------
                                                                           SEPTEMBER 29, 1996    OCTOBER 1, 1995*
                                                                           -------------------------------------
Cash flows from operating activities:
Net loss                                                                      $(7,085,260)       $(11,954,024)
Adjustments to reconcile net loss to net cash
   from operating activities:
       Restructuring charge                                                       104,230           6,822,000
       Depreciation and amortization                                              664,983           1,474,854
       Operating losses of franchise units                                              -             (90,925)
       Discount on note receivable                                                      -             160,000
       Decrease in tax benefit valuation allowance                                 13,057             (37,400)
       Loss on sale or impairment of assets                                       413,294                   -
       Discount on convertible debt                                               172,907                   -
       Reserve for inventory spoils, returns, allowances and bad debts            528,782                   -
       Unrealized interest income from:
          Held-to-maturity securities                                                   -             (24,483)
          Notes receivable                                                              -             (31,507)
       Effect of changes in operating working capital:
          Accounts receivable                                                  (1,405,295)           (268,893)
          Inventories                                                            (155,535)           (278,066)
          Prepaid expenses and other                                              463,627            (728,608)
          Accounts payable                                                        287,620             838,792
          Accrued liabilities                                                     662,782              56,046
          Accrued restructuring costs                                                   -            (340,640)
                                                                             --------------      --------------
       Net cash used in continuing operations*                                 (5,334,808)         (4,402,854)
                                                                             --------------      --------------
       Net cash used in discontinued operations                                (1,940,019)                  -
                                                                             --------------      --------------
Cash flows from investing activities:
       Redemption of held-to-maturity securities                                        -           1,735,616
       Proceeds from the sale of assets                                            70,383                   -
       Purchase of intangibles and other assets                                   (93,987)                  -
       Purchase of property and equipment                                      (1,529,474)         (3,260,089)
       Note receivable advances                                                         -                   -
                                                                             --------------      --------------
   Net cash used in investing activities                                       (1,553,078)         (1,524,473)
                                                                             --------------      --------------

Cash flows from financing activities:
       Repayment of long-term debt and capital
          lease obligations                                                             -            (575,636)
       Net proceeds from issuance of common stock                               3,816,206           3,352,854
       Net proceeds from issuance of preferred stock                            3,380,000                   -
       Proceeds from issuance of debt                                                   -             578,294
       Credit facility borrowings                                               7,984,303                   -
       Credit facility repayments                                              (6,970,701)                  -
                                                                             --------------      --------------
   Net cash obtained from financing activities                                  8,209,808           3,355,512
                                                                             --------------      --------------

Net decrease in cash                                                             (618,097)         (2,571,815)

Cash and cash equivalents at beginning of the period                            1,937,884           3,117,566
                                                                             --------------      --------------
Cash and cash equivalents at end of the period                               $  1,319,787        $    545,751
                                                                             --------------      --------------
                                                                             --------------      --------------

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

2.  STATEMENT OF CASH FLOWS

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Additions to property, plant and equipment during the nine months ended September 29, 1996, included $141,722 financed by advances from the equipment revolving line of credit and an additional $216,870 that was acquired through a capital lease agreement. Also, during the nine months ended September 29, 1996, debt and accrued interest totaling $4,020,456, plus interest representing guaranteed conversion discount of $172,807, net of expenses, were converted into common stock (see Note 6), and early settlement of a lease obligation was partially paid by the issuance of $35,000 of common stock. In addition, 39,506 shares of common stock, valued at $5.0625 per share, were issued to the noteholder in payment of a penalty due to a delay in the registration of the shares with the Securities and Exchange Commission. During the quarter ended September 29, 1996, $616,389 in guaranteed conversion discount was treated as a deemed dividend on preferred stock.

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

4.  INVENTORIES

Inventories consist of the following:

                                 September 29, 1996   December 31, 1995
                                 ------------------   -----------------
 Product ingredients                 $  452,296      $   530,511
 Finished goods                         349,945          353,484
 Paper and packaging materials          448,270          210,981
                                   ------------      -----------

 Total                             $  1,250,511      $ 1,094,976
                                   ------------      -----------
                                   ------------      -----------

5.  PROPERTY AND EQUIPMENT

Investments in property, plant and equipment are comprised of the following;

                                September 29, 1996     December 31, 1995
                                ------------------     -----------------
Machinery and equipment               $  3,534,821          $  3,398,749
Leasehold improvements                   1,681,633             1,550,963
Office furniture and equipment             431,729               522,902
Vehicles                                   582,533               732,424
                                      ------------          ------------
Subtotal                                 6,230,716             6,205,038

Less accumulated depreciation
 and amortization                       (1,399,164)           (1,049,380)
                                      ------------          ------------
Subtotal                                 4,831,552             5,155,658

Construction in progress                   924,917               183,810
                                      ------------          ------------

Total property and equipment             5,756,469             5,338,968

Assets held for sale                       311,701                    --
                                      ------------          ------------
Total                                  $ 6,068,170          $  5,338,968
                                      ------------          ------------
                                      ------------          ------------

During the third quarter, the Company identified certain property and equipment assets which are obsolete and/or no longer being used in the Company's operations. These assets, which are included in assets held for sale in the table above, have been reduced to their estimated fair value of $311,701, resulting in a loss of $382,747 in the third quarter. The assets are expected to be sold or otherwise disposed of during the coming year.

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

During the first nine months of 1996, the 7% convertible note payable plus interest of $172,907 representing guaranteed conversion discount, as well as face-rate accrued interest of $20,456, were converted into 973,476 shares of common stock of the Company. The average conversion price, including accrued interest and net of offering costs, was $4.21 per share.

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

In connection with the discontinuance of the restaurant and franchising operations, as of December 31, 1995, the Company established a net reserve of approximately $2,964,000 to cover operating losses prior to sale as well as other costs and expenses connected with the discontinued operations. While most discontinued operational issues have been resolved, some issues are not yet completely settled, primarily compensation-related matters. Accordingly, the Company continues to carry a reserve of approximately $797,000.

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

In August, 1996, the Company sold approximately $3,380,000, net of expenses, of convertible preferred stock. This preferred stock is convertible into common stock at 80% of the market value of the Company's common stock as defined in the subscription agreement. The 3,500 shares sold were privately placed with Pangaea Fund Ltd.

and GFL Performing Fund Ltd, and carry an annual dividend of $40 per share ($10 per quarter). The agreement provided for a ceiling of $9.00 per share with no minimum conversion price.

The purchaser and issuer entered into a Registration Rights Agreement providing that if a registration statement registering the related common shares is not declared effective by November 1, 1996, the issuer will pay penalties equal to 2% of the subscription price for the first month, and 3% thereafter until the registration becomes effective.

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

RESULTS OF OPERATIONS

Net revenues increased 11% to $5,671,000 for the quarter ended September 29, 1996 as compared to $5,089,000 for the quarter ended October 1, 1995. For the nine months ended September 29, 1996, net revenues increased 43% to $18,520,000 from $12,878,000 for the nine months ended October 1, 1995. The increase in sales primarily results from customer gains in the East Coast and the Southern California markets.

Gross profit was $752,000 or 13% of net revenues for the third quarter of 1996, compared to $2,167,000 or 42% for the third quarter of 1995. The decline is in part due to higher than expected product returns and allowances related to market penetration on the East Coast and Los Angeles areas, and a change in label design, partially offset by improved product manufacturing efficiency. For the nine months ending September 29, 1996, gross profit was $6,551,000 or 35% of net revenues, as compared to $5,362,000 or 41% for the equivalent period in 1995. The lower gross margin is associated with a significant marketing effort during the first three quarters of 1996, which resulted in reducing net sales and related gross profit due to higher allowances, discounts and product returns.

Selling, general and administrative expenses increased 207% to $6,285,000 for the quarter ended September 29, 1996, compared to $2,043,000 for the third quarter of 1995. For the nine months ending September 29, selling, general and administrative expenses increased 142%, to $12,893,000 compared to $5,307,000 for the nine months of 1995. Selling costs, particularly costs related to grocery store trade promotions and club store demonstrations, were higher as a result of the Company's efforts to obtain new customers and enter new geographic markets, as well as the third quarter of 1996 write-off of non-recoverable slotting fees and prepaid advertising production costs totalling $800,000. Additionally, cost increases were attributable to the expansion of the Company's infrastructure which required additional costs such as administrative and management salaries, increased depreciation (as discussed below), recruiting and training of new personnel, modifying computer systems and related indirect costs. Also, in March 1996, the Company moved its corporate offices from Danville, California to San Francisco, California and incurred lease termination charges totalling $103,000.

Depreciation and amortization, included in cost of sales and selling, general and administrative expenses, was $222,000 or 4% of net revenues for the quarter ended September 29, 1996 compared to $99,000 or 2% of net revenues for the same quarter of 1995. For the nine months ending September 29, 1996, depreciation and amortization was $663,000 or 3% of net revenues, compared to $383,000 or 3% of net revenues for the first nine months of 1995. These increases relate primarily to capital expenditures in the Monterey County production facility.

The loss on disposition or impairment of assets of $425,000 in the quarter ended September 29, 1996 included $383,000 related to writedowns of certain obsolete and/or no longer used property and equipment. The loss for the nine months ended September 29, 1996 of $480,000 also included the abandonment of leasehold improvements in the Danville, California facility.

Net interest income was $36,000 for the quarter ended September 29, 1996 compared to $8,000 for the same period in 1995, due primarily to earnings on funds received from the August, 1996 sale of convertible preferred stock. Net interest expense of $259,000 in the first nine months of 1996, compared to net interest income of $33,000 for the same period in 1995, was due in part to utilization in 1996 of the credit facility obtained in late 1995. In addition, 1996 interest expense includes $173,000 representing guaranteed conversion discount on convertible debt recognized in the first quarter.

IMPACT OF INFLATION

The Company believes that inflation has not had a material impact on its operations to date. Substantial increases in labor, employee benefits, ingredients and packaging, rents and other operating expenses could adversely affect the operations of the Company's business in future periods. The Company cannot predict whether such increases will occur.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ending September 29, 1996, cashflow used by continuing operations included $5,335,000 for working capital requirements and $1,529,000 for capital equipment acquisitions. Cashflow used by discontinued operations totaling $1,940,000 was related to the funding of wind-down activities associated with the Company's discontinued restaurant and franchise subsidiaries.

During the first nine months of 1996, the Company raised $3,786,000, net of expenses, from a private placement of 916,000 common shares at an average net price of $4.15 per share.

In August, 1996, the Company sold approximately $3,306,000, net of expenses, but before deemed dividends resulting from the guaranteed conversion discount, of convertible preferred stock. $616,000 of the total deemed dividend of $875,000 is attributable to the quarter ending September 29, 1996. This preferred stock is convertible into common stock at 80% of the market value of the Company's common stock as defined in the subscription agreement. The Company anticipates using the proceeds for capital expenditures, working capital and other general corporate purposes.

On October 1, 1996, a dividend payment of $35,000 was due on the preferred securities. The Company has not yet elected whether to make the dividend payments in cash or common stock. The Company will incur interest expense of 12% per annum on the unpaid dividends.

As part of the above mentioned securities offering, the Company undertook its best effort to complete the registration of 2,622,073 common shares associated with the convertible offering. Due to decline in the Company's share price, the number of shares to be registered will have to be increased to reflect the equivalent value of the shares to be converted. In addition, as a result of the resignation of the Company's auditors and legal counsel, the Company was unable to complete the timely amendment of the S-3 to reflect changes in the business. The Company remains committed to completing the offering, but risk remains regarding the timing of the listing.

At the end of September, the Company had $1,320,000 in cash. There is no assurance that current funds are sufficient to cover on-going business operations. The Company is currently seeking additional sources of financing.

SALES AND MARKETING

The Company has expended substantial resources on slotting allowances and other incentives in order to attract new customers. The Company is currently evaluating the effectiveness of these expenditures and, during the quarter ended September 29, 1996, has written off $475,000 in slotting allowances which were determined to be non-recoverable, and of no future benefit.

As part of the Company's efforts to build national brand recognition and loyalty, the Company introduced new product labels and promotional materials during the quarter. The Company has reserved $323,350 for expected product returns including those products still outstanding with old labels.

As a part of the Company's restructuring plan, the Company has withdrawn from the food service and Military markets. As a result, the Company has taken a writedown of $293,000 in the third quarter of 1996 for manufacturing equipment and vendor carts directly associated with these activities. In addition, a writedown to estimated fair value of $190,000 was taken for certain plant equipment replaced when the Company updated its production lines.

Further, as part of the Company's strategic refocusing, the Company has re-evaluated its advertising and marketing strategy. As previously disclosed in the Company's forms 10-K and 10-Q, the Company's strategy contained risks associated with expenditures related to attempts to increase market share and
attract new customers.   Based on an evaluation of the potential returns from
significant media advertising campaigns, the Company has decided to withdraw its current media advertising efforts and forego future expenditures for this promotional mechanism. As a result, the Company has written off $325,000 in prepaid advertising and advertising production expense during the quarter ended September 29, 1996. The Company has also reserved for future commitments for which there are contractual obligations. As part of this change in strategy, the Company significantly reduced the staffing of its marketing department.

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

    In August 1996, the Company sold approximately $3,308,000, net of expenses, but before deemed dividends representing guaranteed conversion discounts totalling $875,000, of preferred stock which is convertible into common stock at 80% of the market value of the Company's common stock shares on date of conversion. The purchaser and the Company entered into a Registration Rights Agreement providing that if a registration statement registering the related common shares is not declared effective by November 1, the issuer will pay penalties equal to 2% of the subscription price for the first month, and 3% thereafter until the registration becomes effective.

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


                                   MONTEREY PASTA COMPANY


Date: June 3, 1997               By: /s/ K KENNETH A.  STEEL, JR.
                                     ----------------------------
                                     Kenneth S. Steel, Jr.
                                     Chief Executive Officer



                                 By:  /s/   JAMES S. SERBIN
                                     --------------------------
                                     James S. Serbin
                                     Chief Financial Officer

                              INDEX TO EXHIBITS

Exhibit
Number                                 Exhibit
-------                                -------
 2.1 Agreement and Plan of Merger dated August 7, 1996 by and between Monterey Pasta Company, a California corporation and Monterey
           Pasta Company, a Delaware corporation (incorporated by reference from Exhibit A to the Company's Proxy Statement for the Special Meeting of Shareholders held on August 1, 1996, filed with the Securities and Exchange Commission on June 27, 1996 ("1996 Proxy"))
 3.1 Certificate of Incorporation dated August 1, 1996 (incorporated by reference from Exhibit B to the 1996 Proxy)
 3.2       Certificate of Designations of Series A Convertible Preferred
           Stock (incorporated by reference from Annex I to the Subscription Agreement dated July 31, 1996, filed as Exhibit 4.1 to the 1996 Proxy)
 3.3       Certificate of Designations of Series B Convertible Preferred
           Stock (incorporated by reference from Annex I to the Subscription Agreement dated August 9, 1996, filed as Exhibit 4.3 to the 1996 Proxy)
 3.4 Bylaws of the Company (incorporated by reference from Exhibit C to the Company's 1996 Proxy)
 3.5 Certificate of Designations of Series A-1 Convertible Preferred Stock (incorporated by reference from Exhibits with corresponding numbers filed with the Annual Report on Form 10-K/A on April 29, 1997 ("1996 Form 10-K/A"))
 3.6 Certificate of Designations of Series B-1 Convertible Preferred Stock (incorporated by reference from Exhibits with corresponding numbers filed with the Company's 1996 Form 10-K/A)
 4.1 Subscription Agreement, dated as of July 31, 1996 (incorporated by reference from Exhibits with corresponding numbers filed with the Company's Registration Statement on Form S-3 on August 23,
           1996 ("1996 Form S-3"))
 4.2 Registration Rights Agreement, dated as of July 31, 1996 (incorporated by reference from Exhibits with corresponding numbers filed with the 1996 Form S-3)
 4.3 Subscription Agreement dated as of August 9, 1996 (incorporated by reference from Exhibits with corresponding numbers filed with the 1996 Form S-3)
 4.4 Registration Rights Agreement, dated as of August 9, 1996 (incorporated by reference from Exhibits with corresponding numbers filed with the 1996 Form S-3)
 4.5 Form of Warrant for purchase of the Company's Common Stock dated as of July 1, 1996 (incorporated by reference from Exhibits with corresponding numbers filed with the Company's 1996 Form S-3)
 4.6 Form of Registration Rights Agreement dated April 1996, among the Company, Spelman & Co., Inc. and investor (incorporated by reference from Exhibit 10.42 filed with the Company's original March 31, 1996 Quarterly Report on Form 10-Q on
           May 1, 1996 ("1996 Q-1 10-Q")).
 4.7 Shareholder Rights Agreement dated as of May 15, 1996 between the Company and Corporate Stock Transfer, as rights agent
           (incorporated by reference from Item 2 of Form 8-A filed with the Securities and Exchange Commission on May 28, 1996)
 4.8       Form of Subscription Agreement dated April 1996, among the
           Company, Spelman & Co., Inc. and investor (incorporated by reference from Exhibits with corresponding numbers filed with the Company's 1996 Form 10-K/A)
 4.9 Form of Amendment to Registration Rights Agreement dated as of April 20, 1997 among the Company, Spelman & Co., Inc. and investor, amending the Registration Rights Agreement entered into as of April 1996 (incorporated by reference from Exhibits with corresponding numbers filed with the 1996 Form 10-K/A)

 4.10 Series A Convertible Preferred Stock Exchange Agreement dated as of March 10, 1997 by and between the Company and GFL Performance
         Fund Limited (incorporated by reference from Exhibits with corresponding numbers filed with the Company's 1996 Form 10-K/A)
 4.11 Series B Convertible Preferred Stock Exchange Agreement dated as of April 2, 1997 by and between the Company and Pangaea Fund Limited (incorporated by reference from Exhibits with corresponding numbers filed with the Company's 1996 Form 10-K/A)
 4.12 Registration Rights Agreement dated as of December 31, 1996 among the Company, Sentra Securities Corporation and investor (incorporated by reference from Exhibits with corresponding numbers filed with the Company's 1996 Form 10-K/A)
 4.13 Form of Warrant ("Sentra Warrant") for purchase of Company's Common Stock dated March 1997 issued in connection with the Company's March 1997 private placement (incorporated by reference from Exhibits with corresponding numbers filed with the Company's Pre-Effective Amendment No. 1 to the Registration Statement on Form S-3 on May 6, 1997
         ("1997 Amendment No. 1 to Form S-3")
 4.14* Stock Purchase Agreement between the Company and Kenneth A. Steel, Jr. dated April 29, 1997 (incorporated by reference from Exhibits with corresponding numbers filed with the Company's 1997 Amendment
         No. 1 to Form S-3)
10.1* Second Amended and Restated 1993 Stock Option Plan (as amended on August 1, 1996) (incorporated by reference to the Company's 1996 Form 10-K)
10.2*    1995 Employee Stock Purchase Plan (incorporated by reference from
         Exhibit 10.15 to the Company's 1994 Form 10-K)
10.3     Blackhawk Plaza Lease of the Company (incorporated by reference from
         Exhibit 10.02 to the Company's Registration Statement No. 33-69590-LA on Form SB-2 (the "SB-2")
10.4 353 Sacramento Street Office Lease dated as of December 27, 1995 with John Hancock Mutual Life Insurance Company, together with letter agreement dated March 20, 1996 regarding basement storage (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K filed April 1, 1996 (the "1995 Form 10-K")
10.5 Monterey County Production Facility Lease of the Company, as amended (incorporated by reference from Exhibit 10.03 to the SB-2)
10.6 Amendment No. 1 dated February 1, 1995 and Amendment No. 2 dated March 1, 1995 to Monterey County Production Facility Lease of the Company (incorporated by reference from Exhibit 10.6 to the 1995 Form 10-K)
10.7 Christie Avenue Warehouse Lease of the Company (incorporated by reference from Exhibit 10.04 to the SB-2)
10.8 Loan and Security Agreement dated December 8, 1995 with Coast Business Credit, a Division of Southern Pacific Thrift and Loan Association, and Schedule thereto (incorporated by reference from Exhibit 10.8 to the 1995 Form 10-K)
10.9 Equipment Collateral Security Agreement dated December 8, 1995 with Coast Business Credit (incorporated by reference from Exhibit 10.9 to the 1995 Form 10-K)
10.10 Secured Promissory Note dated December 8, 1995 in the original principal amount of $500,000 in favor of Coast Business Credit (incorporated by reference from Exhibit 10.10 to the 1995 Form 10-K)
10.11 Secured Promissory Note dated December 8, 1995 in the original principal amount of $750,000 in favor of Coast Business Credit (incorporated by reference from Exhibit 10.11 the 1995 Form 10-K)
10.12 Investment Agreement dated July 12, 1995 with The Seychelles Fund, Ltd. (incorporated by reference from Exhibit 10.12 to the 1995
         Form 10-K)
10.13 Master Lease dated August 1, 1995 with Sentry Financial Corporation (incorporated by reference from Exhibit 10.13 to the 1995 Form 10-K)
10.14 Letter Agreement dated July 26, 1995 between Monterey Pasta Development Company and California Pasta Company (incorporated by reference from Exhibit 10.21 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 2, 1995 ("1995 Q3 10-Q"))
10.15 Asset Purchase Agreement dated July 26, 1995 between Upscale Food Outlets, Inc. and California Pasta Company (incorporated by reference from Exhibit 10.22 to the Company's 1995 Q3 10-Q)

10.16 Franchise Termination Agreement and Release dated March 8, 1996 among the Company, Upscale Food Outlets, Inc., Monterey Pasta
         Development Company, The Lance H. Mortensen Unitrust dated December 3, 1994, and LBJ Restaurants, LLC (incorporated by reference from
         Exhibit 10.16 to the 1995 Form 10-K)
10.17 Acquisition Agreement between the Company and Upscale Food Outlets, Inc. (incorporated by reference from Exhibit 10.05 to the SB-2)
10.18* Employment Agreement with Lance H. Mortensen (incorporated by reference from Exhibit 10.06 to the SB-2)
10.19* Employment Agreement dated September 5, 1995 with Mr. Norman E. Dean (incorporated by reference from Exhibit 10.20 to the 1995 Q3 10-Q)
10.20* Consulting Agreement dated May 25, 1995 with Daniel J. Gallery (incorporated by reference from Exhibit 10.18 to the Quarterly
         Report on Form 10-Q for the quarter ended July 2, 1995 ("1995 Q2
         10-Q"))
10.21* Employment Agreement dated June 30, 1993 with Anthony W. Giannini (incorporated by reference from Exhibit 10.21 to the 1993 Form 10-K)
10.22* Employment Agreement with Mr. David J. Massara (incorporated by reference from Exhibit 10.18 to the Company's 1994 Form 10-K)
10.23 Trademark Registration -- MONTEREY PASTA COMPANY, under Registration No. 1,664,278, registered on November 12, 1991 with the U.S. Patent and Trademark Office (incorporated by reference from Exhibit 10.09 to the SB-2)
10.24 Trademark Registration -- MONTEREY PASTA COMPANY, under Registration No. 1,943,602, registered on December 26, 1995 with the U.S. Patent and Trademark Office (incorporated by reference from Exhibit 10.24 to the 1995 Form 10-K)
10.25 Trademark Registration -- MONTEREY PASTA COMPANY and Design, under Registration No. 1,945,131, registered on January 2, 1996 with the U.S. Patent and Trademark Office (incorporated by reference from
         Exhibit 10.25 to the 1995 Form 10-K)
10.26 Trademark Registration -- MONTEREY PASTA COMPANY and Design, under Registration No. 1,951,624, registered on January 23, 1996 with the U.S. Patent and Trademark Office (incorporated by reference from
         Exhibit 10.26 to the 1995 Form 10-K)
10.27 Trademark Registration -- MONTEREY PASTA COMPANY, under Registration No. 1,953,489, registered on January 30, 1996 with the U.S. Patent and Trademark Office (incorporated by reference from Exhibit 10.27 to the 1995 Form 10-K)
10.28 Subscription Agreement dated as of June 21, 1995 with GFL Advantage Fund Limited (incorporated by reference from Exhibit 10.19 to the 1995 Q2 10-Q)
10.29 Registration Rights Agreement dated as of June 15, 1995 with GFL Advantage Fund Limited, as amended on October 13 and 19, 1995, respectively (incorporated by reference from Exhibit
         10.2 to the 1995 Q2 10-Q, and Exhibits 10.6 and 10.7 to the
         Company's S-3 Registration Statement No. 33-96684, filed on
         December 12, 1995 (the "1995 S-3"))
10.30 Joint Escrow Instructions dated as of October 1995 (incorporated by reference from Exhibit 10.5 to the Company's 1995 S-3)

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