Form 10-K/A
period 1996-12-29
MONTEREY PASTA CO
filed 1997-07-25
CIK 913032

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

    Monterey Pasta currently offers 38 varieties of contemporary gourmet pasta products that are produced using the Company's proprietary recipes, including refrigerated cut pasta, ravioli, tortelloni, tortellini, and pasta sauces. Examples of the Company's pasta and pasta sauces include: Snow Crab Ravioli, Smoked Salmon Ravioli, Gorgonzola Roasted Walnut Ravioli, Sweet Red Pepper Fettuccini, Sun Dried Tomato Pesto Sauce, Roasted Garlic Artichoke Sauce; and the new Reduced Fat Herb Alfredo and Reduced Fat Sundried Tomato Cream sauces. Other products introduced in 1996 include Five Cheese Tortelloni, Low Fat Ravioli, Chicken Sausage Ravioli, Chicken Tarragon Ravioli, and Roasted Garlic Chicken Ravioli, as well as the new dessert raviolis, Apple Cinnamon and Chocolate Raspberry and dessert sauces, Vanilla Creme and Raspberry. Monterey Pasta believes its pasta products appeal to health-conscious consumers who are seeking excellent quality, convenience and value as well as innovative taste combinations.

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


PRODUCTION

    The Company produces its refrigerated pasta products in a Monterey County, California facility which, in 1995, was expanded to 37,666 square feet from its initial configuration of 10,000 square feet. It is strategically located in one of the largest produce-growing regions in the United States and is near several major vendors and food service distributors. The expanded facility is certified by the United States Food and Drug Administration (USDA) and utilizes state-of-the-art thermal processing, chilling and packaging processes.

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



     ROY G. SCOTTON, PLANT MANAGER. Mr. Scotton joined the Company in June 1996 as Production Manager and was subsequently promoted to Plant Manager. Previously, Mr. Scotton had nine years in production supervision at Nestle Food Company.



    PETER F. KLEIN, PLANT SUPERINTENDENT.  Mr. Klien became Plant
Superintendent at the Company in November 1994, responsible for warehouse functions. He has over 15 years of experience in overseeing warehouse operations, shipping and receiving, and maintenance services.



    JODY COOK, SENIOR ZONE MANAGER. Mr. Cook joined the Company in March 1995 as Southern Zone Manager and was promoted in September 1996 to Senior Zone Manager. Over nine years with Pepsi Cola Company, Mr. Cook rose through the sales ranks from sales representative to business development manager. He has responsibility for product sales including managing brokers and securing new accounts.


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

 MATERIAL CHANGES IN FINANCIAL CONDITION


     During 1996 the company achieved significant increases in net revenues and market share at the expense of profitability and cash flow. Having discontinued its restaurant and franchise subsidiaries effective December 31, 1995, the Company refocused its efforts into expanding its branded product sales. During the first three quarters of 1996, management channeled much of its manpower and financial resources to expand market share and brand awareness through increased advertising and promotion, relocation of corporate offices, and new product labels. This strategy proved unsuccessful, since the Company's added expenses in many cases exceeded the gross contribution margin associated with the incremental volume. While net revenues increased by 31% to $24,492,000 in 1996, annual losses from continuing operations increased to $8,233,000 from $764,000 in 1995. These significant losses contributed to a decrease in working capital from $598,000 in 1995 to a working capital deficit of $377,000 in 1996, as well as a decrease in cash from $1,938,000 in 1995 to $725,000 in 1996. During the same period, current liabilities other than the net liability from discontinued operations increased from $2,364,000 to $4,583,000. In October, 1996 the company experienced a complete turnover in its executive management team. The interim management group acted quickly to reduce the Company's operating costs and eliminate unprofitable business (see also Liquidity and Capital Resources and Cost Reductions below).

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

LIQUIDITY AND CAPITAL RESOURCES


    During the twelve month period ended December 29, 1996, $8,432,000 of cash was used in the Company's operations, compared to $8,083,000 used in 1995, related to the operating losses from continuing operations and expenditures related to discontinued operations.


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


SALES AND MARKETING


    As part of the Company's efforts to build national brand recognition and loyalty, the Company introduced new product labels and promotional materials in 1996. However, allowances and accruals against receivables substantially increased from a total of $153,000 at December 31, 1995 to $1,093,000 (including $169,000 carried in an accrual account) at December 29, 1996.
This significant increase was caused by a number of factors: during late 1995 and through summer of 1996, the Company began a concentrated effort to increase its market presence in several geographic areas, particularly the East Coast and Southern California markets. As part of the marketing effort, sales people and outside agents were encouraged to negotiate aggressively with new and potential customers regarding terms, discount from list, special coupon and marketing allowances, slotting allowances, and the like. This effort continued on more and more aggressive terms into the third quarter. However, during the late summer of 1996, it became apparent that much of the new business was being finalized at unsatisfactorily low net revenues, and even negative margins in some isolated cases. In addition, since all shipments are F.O.B. plant, there were increased freight costs. Finally, much of the new business in these markets required the payment or crediting of significant slotting fees which had been gaining in significance to the Company's business since mid-1995.

    As a result of analyzing higher-than-expected returns both from the new customers (due in part to distance from the plant, and in part to liberal terms) and the continuing customer base (due to a complete logo and label change in late summer 1996), and higher-than-expected allowances from "coupon specials", etc., the Company substantially increased its allowances beginning in the 3rd quarter of 1996.

    During late 1996 and continuing into 1997, the Company also began evaluating some of the more marginal business, and began making plans to curtail or drop certain customers and markets, as discussed below. As a result, recovery of certain of the amounts on the books became less certain, resulting in additional increases to the reserves as of December 29, 1996.

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

    Since October 1996, the sales staff has reported directly to the CEO and has consisted of regional sales personnel and support staff, focusing on the retail and club store markets, together with the direct store delivery ("DSD") group, supporting current DSD customers. In addition, the Company will continue to support its sales efforts to the club stores, through the continued use of in-store demonstration programs. In March 1997, the Company discontinued the bulk of the DSD program, converting the largest portion (Safeway retail locations) to warehouse delivery. The Company continues to service the remaining DSD customers.

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

    Mr. Kenneth A. Steel, Jr., the Company's Chief Executive Officer, who is also a Director and Shareholder, is a director and shareholder of Garden Valley Naturals, from whom the Company contracted certain co-packing service and obtained raw materials. Mr. Floyd R. Hill, who is another director, shareholder and chief executive officer of Garden Valley Naturals, is also a Co-founder, Director and Shareholder of the Company. Payments to the related entity were $186,513 during 1996. These arrangements are continuing in 1997.


    On March 20, 1997, Mr. Steel, was granted rights to purchase 550,000 shares of Common Stock with a full recourse promissory note for the full amount at a per share price of $1.875 per share, subject to time served and performance restrictions.


    During 1996, the Company made payments of $137,252 in connection with purchases of carts and kiosks from Carts of Colorado, Inc. A $222,000 loss was recorded in the third quarter of 1996, reducing the related assets (including prior purchases, upgrades and additions purchased from other vendors) to their estimated fair values. Mr. Daniel Gallery, co-founder, director and executive vice president of Carts of Colorado, Inc. is also a Director of the Company.



The terms of these transactions were, when entered into, generally similar to those that could have been entered into with unrelated parties.

                                       PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
    FORM 8-K


(a)(1)   Consolidated Financial Statements of Monterey Pasta Company:                      PAGE NUMBER
                                                                                           -----------

         Reports of Independent Certified Public Accountants                                    32
         Consolidated Balance Sheets:  Year-End 1995 and 1996                                   35
         Consolidated Statements of Operations:  Years Ended 1994, 1995 and 1996                36
         Consolidated Statements of Stockholders' Equity: Years Ended 1994, 1995 and 1996       37
         Consolidated Statements of Cash Flows:  Years Ended 1994, 1995 and 1996                39
         Summary of Significant Accounting Policies                                             40
         Notes to Consolidated Financial Statements                                             43
         Schedule II -- Valuation and Qualifying Accounts                                       58


    All other schedules have been omitted since the required information is continued in the Consolidated Financial Statements or because such schedules are not required.

(a)(2) Exhibits: See Index to Exhibits on page 59. The Exhibits listed in the accompanying Index of Exhibits are filed or incorporated by reference as part of this report. Exhibit Nos. 10.1, 10.2, 10.18, 10.19, 10.20, 10.21, 10.22, 10.44, 10.45, and 10.46 are management contracts or compensatory plans or arrangements.

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







ARTHUR ANDERSEN LLP
Oakland,  California
March 6, 1995

                                MONTEREY PASTA COMPANY
                             CONSOLIDATED BALANCE SHEETS


ASSETS   (Note 4)                                                     1995           1996
                                                                  ------------   ------------
Current assets:
    Cash and cash equivalents  (Note 1)                           $  1,937,884   $    724,729
    Accounts receivable, less allowances of                          1,241,248      1,669,366
      $153,267 and $924,285  (Notes 1 and 7)
    Inventories  (Notes 2 and 7)                                     1,094,976      1,504,977
    Prepaid expense and other  (Note 10)                             1,652,381        693,870
                                                                  ------------   ------------
         Total current assets                                        5,926,489      4,592,942

Property and equipment, net  (Notes 3 and 7)                         5,338,968      5,700,902
Assets held for sale  (Note 3)                                               -        326,701
Intangible and other assets, net                                       295,320        141,105
Deposits and other                                                     130,240         27,109
                                                                  ------------   ------------
         Total assets                                             $ 11,691,017   $ 10,788,759
                                                                  ------------   ------------
                                                                  ------------   ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Bank overdraft                                                $          -   $    845,372
    Accounts payable                                                 1,511,592        713,311
    Accrued payroll and related  benefits                              257,447        299,968
    Accrued liabilities  (Note 13)                                     595,368      1,822,377
    Current portion of notes, loans, and
      capitalized leases payable  (Notes 1, 4 and 18)                        -        901,166
    Net liability from discontinued operations  (Note 15)            2,964,415        387,584
                                                                  ------------   ------------
         Total current liabilities                                   5,328,822      4,969,778
                                                                  ------------   ------------

Notes, loans, and capitalized leases payable,
    less current portion  (Notes 1, 4, 6 and 18)                     4,130,599        734,279
                                                                  ------------   ------------
         Total liabilities                                           9,459,421      5,704,057
                                                                  ------------   ------------

Commitments and contingencies  (Notes 5, 9, 15  and 18)                      -              -

Stockholders' equity  (Notes 1, 6, 14, 16 and 18):
    Series A and B Convertible Preferred Stock,
      no par value, 1,000,000 shares
      authorized, 3,500 issued and outstanding
      in 1996                                                                -      4,182,790
    Common stock, no par value, 70,000,000
      shares authorized, 6,819,112 and
      8,714,652  issued and outstanding                             27,268,263     35,221,611
    Accumulated deficit                                            (25,036,667)   (34,319,699)
                                                                  ------------   ------------
         Total stockholders' equity                                  2,231,596      5,084,702
                                                                  ------------   ------------

         Total liabilities and stockholders' equity               $ 11,691,017   $ 10,788,759
                                                                  ------------   ------------
                                                                  ------------   ------------



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

 Discontinued operations (Notes 8 and 15):
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

                                MONTEREY PASTA COMPANY
                        CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                    Years Ended
                                                                   ------------------------------------------
 See Note 12 - Supplemental Cash Flow Information                       1994           1995           1996
                                                                   ------------   ------------   ------------
 Cash flows from operating activities:
 Loss from continuing operations                                   $ (1,260,540)  $   (764,181)  $ (8,453,030)
 Adjustments to reconcile loss from continuing
  operations to net cash used in operating activities:
    Depreciation and amortization                                       369,645        685,742        918,585
    Allowances for bad debts, returns, adjustments                            -              -        771,018
      and spoils
    Unrealized interest income from held-to-
      maturity securities                                              (141,986)             -              -
    Inventory reserves                                                        -              -         15,000
    Loss on disposition and writedown of
      property and equipment                                                  -              -        571,554
    Expenses paid in common stock                                             -              -        228,363
    Changes in assets and liabilities:
              Accounts receivable                                      (376,613)      (379,103)    (1,199,134)
              Inventories                                              (546,193)      (199,950)      (425,001)
              Prepaid expenses, intangible
                assets and other                                       (829,523)      (947,732)     1,160,918
              Income taxes payable                                      (37,400)             -              -
              Accounts payable                                          538,563        738,745       (798,281)
              Accrued expenses                                          501,311         59,018      1,094,530
                                                                   ------------   ------------   ------------
         Net cash used in continuing operations                      (1,782,736)      (807,461)    (6,115,478)
         Net cash used in discontinued operations                    (9,971,057)    (7,668,088)    (1,967,602)
                                                                   ------------   ------------   ------------
         Net cash used in operating activities                      (11,753,793)    (8,475,549)    (8,083,080)
                                                                   ------------   ------------   ------------
 Cash flows from investing activities:
    Purchase of held-to-maturity securities                          (4,381,223)             -              -
    Redemption of held-to-maturity securities                         3,500,000      1,023,209              -
    Purchase of property and equipment                               (3,492,216)    (1,566,895)    (1,968,360)
    Proceeds from sale of property and equipment                              -              -         75,383
    Proceeds from sale of subsidiary                                          -              -          1,000
    Advances to related party                                                 -              -       (350,000)
                                                                   ------------   ------------   ------------
              Net cash used in investing activities                  (4,373,439)      (543,686)    (2,241,977)
                                                                   ------------   ------------   ------------
 Cash flows from financing activities:
    Increase in bank overdraft                                                -              -        845,372
    Proceeds from revolving line of credit                                    -              -     20,081,967
    Repayments on revolving line of credit                                    -              -    (19,194,071)
    Proceeds from long-term debt                                              -      4,010,549        457,474
    Debt issuance costs                                                       -              -        (64,951)
    Repurchase of common stock                                       (1,259,000)             -              -
    Repayment of long-term debt and capital
      lease obligations                                                (368,137)      (126,914)      (111,615)
    Proceeds from issuance of preferred stock                                 -              -      3,307,790
    Proceeds from issuance of common stock                           10,347,367      3,878,089      3,789,936
                                                                   ------------   ------------   ------------
              Net cash used in financing activities                   8,720,230      7,761,724      9,111,902
                                                                   ------------   ------------   ------------

 Net decrease in cash                                                (7,407,002)    (1,257,511)    (1,213,155)
 Cash and cash equivalents, beginning of period                      10,602,397      3,195,395      1,937,884
                                                                   ------------   ------------   ------------
 Cash and cash equivalents, end of period                          $  3,195,395  $   1,937,884  $     724,729
                                                                   ------------   ------------   ------------
                                                                   ------------   ------------   ------------


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

              Leasehold improvements             7 to 20 years
              Machinery and equipment            7 to 12 years
              Office furniture and equipment     5 to 15 years
              Vehicles                           5 to 7 years


    Long-lived assets are assessed for possible impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable, or whenever management has committed to a plan to dispose of the assets. Such assets are carried at the lower of book value or fair value as estimated by management based on appraisals, current market value, and comparable sales value, or an analysis of undiscounted net cash flow, as appropriate. Assets to be held and used affected by such an impairment loss are depreciated or amortized at their new carrying amount over the remaining estimated life; assets to be sold or otherwise disposed of are not subject to further depreciation or amortization.


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

    NET LOSS PER SHARE (see Note 14)


    Net loss per common share is computed by dividing net loss plus dividends on preferred stock (including deemed dividends - see Note 6) by the weighted average number of common shares and dilutive common share equivalents (stock options and warrants) outstanding during each year. Computations on the fully diluted basis, which considers the exercise of stock options, warrants and other convertible issues, were antidilutive in 1994, 1995 and 1996.


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




    During the third and fourth quarters of 1996, the Company identified certain property and equipment assets which were overvalued, obsolete and/or no longer being used in the Company's operations. These assets consist of equipment replaced in the renovation of the Company's production facilities, equipment designed for sales to restaurant and food service operations which the Company has discontinued, carts and kiosks for alternative venue operations which have also been discontinued, and office furniture and fixtures identified as excess or impaired in value. The bulk of these assets, included in assets held for sale in the accompanying balance sheet, have been reduced to their estimated fair value, resulting in losses of $90,918 for the obsolete equipment and $315,152 on the restaurant and alternative venue equipment, (included in loss on disposition and impairment of assets in the accompanying statement of operations). During 1996, the Company had $169,567 in net revenues and a gross margin loss of $20,132 attributable to the restaurant and alternative venue operations; the restaurant equipment was also used to produce product for the Company's restaurant subsidiary prior to its sale in April (see Note 15). The assets held for sale are expected to be sold or otherwise disposed of during the coming year. An additional writedown of $46,000 relates to office furniture and fixtures identified as excess and/or impaired in value.


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

         The Series A Convertible Preferred shares carried 4% cumulative dividends from issuance through December 1996. Under the amended agreements, in lieu of such dividends, the Company agreed to issue Common Stock having a value of $50,000 with the shares to be calculated at 80% of fair market value of the Company's Common Stock upon effectiveness of the Registration Statement. No dividends for Series A (or Series A-1 issued in exchange) accrue after December 31, 1996. The Series B shares initially carried a 4% cumulative dividend through date of conversion. Under the amendments, the Series B-1 Preferred Stock will accrue an 8% dividend from January 1997 forward, payable in each quarter.



     Two hundred fifty shares of Series B Preferred Stock were converted into 160,256 shares of Common Stock in March 1997. In connection with the April 1997 agreement pursuant to which the holder of the remaining 250 shares of Series B Preferred Stock exchanged such shares for Series B-1 Preferred Stock, the Company will pay $30,000 in lieu of prior accrued dividends through December 29, 1996 on the Series B Preferred Stock and penalties for failure to obtain Effectiveness of the Registration Statement. Future penalties will be due to the holder of the Series B-1 Preferred Stock if an amendment to the Registration Statement is not filed by April 30, 1997, or if the Registration Statement is not declared effective by July 31, 1997. Such penalties will total $5,000 per week, until any such default is cured.


         COMMON STOCK  (see also Note 18)

         During 1994, the Company issued 450,000 shares of its common stock at a gross price of $9.20 per share in a private placement, and 750,000 shares of its common stock at a gross price of $10.00 per share in a public offering.


         During 1995, the Company issued 445,000 shares of its common stock at a gross price of $4.48 per share and 300,000 shares of its common stock at a gross price of $7.23 per share in two private placements. In December 1995, the shareholders approved an increase in the authorized number of common shares to 20,000,000 from 10,000,000. At the August 1996 Annual Shareholders Meeting, the shareholders approved an additional increase in the number of common shares from 20,000,000 to 70,000,000.


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


         The Company adopted a Shareholder Rights Agreement in May, 1996 which gives shareholders the right to purchase one additional share of common stock at $28 for each share of common stock owned. The Rights are exercisable upon announcement of pending attainment by a person or entity who (together with all affiliates) will become the beneficial owner, through purchase or by merger, of securities representing 20% or more of the voting power of all common stock, except in certain circumstances of stock acquisition or merger as permitted by a vote of a majority of the non-officer members of the Board of Directors. The Rights, which expire upon the earlier of consummation of a merger permitted by a vote of the Board as described above or December 31, 2004, may be redeemed by the Company at $.001 each.


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


         If the Company had elected the fair value method of accounting for stock-based compensation, compensation cost would be accrued at the estimated fair value of stock option grants over the service period, regardless of later changes in stock prices and price volatility. The fair value at date of grant for options granted in 1995 and 1996 has been estimated based on a modified Black-Scholes pricing model with the following assumptions: no dividend yield for any year; expected volatility for 1995 and 1996 grants of approximately 44% and 46%, based on historical results; risk-free interest rates of 6.65% and 6.6% for 1995 and 1996 grants; and expected lives of approximately five years for all grants. The following table shows pro forma net loss and loss per share for 1995 and 1996 as if the Company had elected the fair value method of accounting for stock options.


                                                    1995             1996
                                                 ------------     ------------


    Net loss as reported                        $(22,043,509)     $(8,233,032)

    Additional compensation expense                 (383,714)        (291,232)
                                                -------------     ------------

    Pro forma net loss, as adjusted             $(22,427,223)     $(8,524,264)

    Deemed dividends on preferred stock
         (see Note 6)                                      -       (1,108,333)
                                                -------------     ------------

    Pro forma net loss attributable
         to common shareholders                  $(22,427,223)     $(9,622,597)
                                                -------------     ------------
                                                -------------     ------------

    Net loss per share (primary and
         fully diluted)                         $      (3.42)     $     (1.13)


    Additional compensation expense                    (0.06)           (0.04)
                                                -------------     ------------

    Pro forma net loss per share, as adjusted   $      (3.48)     $     (1.17)
                                                -------------     ------------
                                                -------------     ------------


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


         Also during 1996, the Company repaid $112,500, previously received from a potential franchisee, to a trust controlled by the stockholder referred to above in connection with termination of franchising operations. During
1995, the trust sold land and loaned cash to the potential franchisee in anticipation of operating restaurants under the Monterey Pasta name. When the franchising operations were discontinued in early 1996 (see Note 15), the land was returned to the trust and the amounts received as advance franchising fees were paid at the franchisee's direction in satisfaction of its obligation to the trust.


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


         The Company's Chief Executive Officer, who is also a Director and Stockholder, is a director and stockholder of an entity from whom the Company contracted certain co-packing service and obtained raw materials at terms and prices similar to other third-party vendors. Another director, stockholder and chief executive officer of the related entity is also a Co-founder, Director and Stockholder of the Company. Payments to the related entity and its predecessors were $16,706, $153,923, and $186,513 during 1994, 1995 and
1996.

         During 1995 and 1996, the Company paid $72,803 and $12,833, respectively in operations consulting fees to an entity owned by a Director of the Company. During 1995 and 1996, the Company made payments of $57,098 and $137,252, respectively in connection with purchases of carts and kiosks from another entity. The co-founder, director and executive vice president of this entity is also a Director of the Company. During the third quarter of 1996, these carts and kiosks (including additions and purchases from other vendors) were reduced to their estimated fair market value resulting in a loss of $221,569 (see Note 3).


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



         Income tax benefits (reduction of benefits) related to discontinued operations, fully offset by valuation allowances, approximated $708,000, $8,512,000, and ($88,000) in 1994, 1995, and 1996, respectively.


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


         At December 29, 1996, the Company had a tax net operating loss carryforward (NOL) of approximately $17 million which expires in varying amounts through 2011. Should significant changes in the Company's ownership occur, the annual amount of NOL carryforwards available for future use would be limited.

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


10.      ADVERTISING COSTS AND EXPENDITURES


         Included in the balance sheet under Prepaid Expenses and Other are advertising costs of $385,939 at December 29, 1996, relating primarily to slotting fees and advertising production costs. Total advertising expenses and slotting fees included in Selling, General and Administrative expenses in the accompanying statements of operations for 1996 were $3,635,796, including $780,106 in writedowns to net realizable value in the third and fourth quarters of 1996. These writedowns included $523,000 in slotting fees determined to be nonrecoverable or of no future benefit. Additionally, based on an evaluation of the potential benefits from significant media advertising campaigns associated with attempts to penetrate new markets, the Company decided to withdraw its current media advertising efforts. As a result, related non-recoverable prepaid advertising and advertising production expense, totaling $257,106 were written off.



11.      SIGNIFICANT CUSTOMERS

         Price/Costco and Safeway each accounted for portions of total revenues as follows:

                                  1994      1995      1996
                                  ----      ----      ----

         Price/Costco             45%       47%       41%
         Safeway                  13%       12%        9%


    At year end 1995 and 1996, Safeway accounted for approximately $261,000 and $276,000, respectively, and Price/Costco accounted for approximately $618,000 and $837,000, respectively, of trade accounts receivable.


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

No other single customer accounted for more than 10% of the revenues.



12. SUPPLEMENTAL CASH FLOW INFORMATION



                                                            1994         1995        1996
    CASH PAYMENTS:                                          ----         ----        ----
         Interest                                       $  19,379    $  18,308   $  313,155
         Debt issue costs                                    -            -          64,591

    NON-CASH OPERATING ACTIVITIES:
         Charges and adjustments to reserve for
              discontinued operations                        -       2,964,415      260,229

                                                           1994         1995        1996
    NON-CASH FINANCING AND INVESTING ACTIVITIES:           ----         ----        ----
         Conversion of long-term debt and accrued
              interest to common stock                  $    -       $    -      $ 3,928,412
         Capitalization of lease - purchase of
              equipment                                      -            -          271,091
         Deemed dividends on preferred stock                 -            -        1,050,000
         Transfer of fixed assets to assets held
              for sale                                       -            -          326,701
         Issuance of note receivable in
              sale of subsidiary                             -            -        2,500,000
         Issuance of common stock in payment for
              expenses or assets                        1,759,000         -          235,000
         Forgiveness of debt in connection with
              repurchase of common stock                  500,000         -             -


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


14. EARNINGS PER SHARE


    Primary earnings per share are based on the weighted-average number of common shares actually outstanding during the period and dilutive common stock equivalents assumed to be outstanding during the period (no includable equivalents in any period presented). Fully diluted earnings per share in 1996 include the common shares converted from long-term debt during 1996 (see Notes 4 and 6) as if they had been converted at the beginning of 1996. The 1996 losses are also increased by $1,108,333 in dividends on preferred stock, representing amounts unavailable to actual or potential common shareholders, as follows:


Net loss from continuing
  operations                                    $(8,453,030)

Deemed dividends on preferred stock for
  guaranteed conversion discount (see Note 6)      (875,000)

Deemed dividends on preferred stock for
  penalty for late registration of
  conversion shares (see Note 6)                   (175,000)

Contractual face rate dividends on preferred
  stock (see Note 6)                                (58,333)
                                                 ----------
Net loss from continuing operations
  attributable to common shareholders            (9,561,363)

Net recovery from discontinued operations
  attributable to common shareholders               219,998
                                                ------------

Net loss attributable to common shareholders    $(9,341,365)
                                                ------------
                                                ------------

The contractual face rate dividends have not yet been declared or accrued in the accompanying balance sheets. These amounts will be excluded from consideration as dividends in 1997 upon payment in cash for Series B or issuance of common stock for Series A (see Note 6). Because of equivalent shares includable in different periods or at different amounts, per-share amounts for the four quarters do not necessarily equal per-share amounts for the entire year.


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


    The purchase price for the shares of UFO sold to Upscale was $1,000 cash plus a note executed by Upscale for $2,500,000 at prime, not to exceed 10%. The original terms of the note called for 84 equal monthly payments to begin on April 1, 1998. In addition, under the agreement, the Company advanced $350,000 to UFO subsequent to the purchase. The purchase note is accounted for under the cost recovery method which defers recognition of income (or reduction of loss) until payments are received. The cash advances, bearing interest at the same rate, are not accounted for under the cost recovery method, but have been fully reserved as possibly uncollectible. At December 29, 1996, amounts owed by UFO and Upscale to the Company, fully offset by reserves and deferred income, totaled $3,045,237, including unrecognized interest income of $176,489 and accounts receivable of $18,738 (see Note 7).

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

16. QUARTERLY INFORMATION (UNAUDITED)


    The summarized quarterly financial data presented below reflect all adjustments which, in the opinion of management, are of a normal and recurring nature necessary to present fairly the results of operations for the periods presented. The 1996 results for first, second, and third quarter have been retroactively restated to reflect various corrections as follows:




                                          FIRST QUARTER                                     SECOND QUARTER
                            ------------------------------------------        ------------------------------------------
                                As                                               As
                            Originally                           As           Originally                           As
                              Filed        Adjustments        Adjusted          Filed        Adjustments        Adjusted
                              -----        -----------        --------          -----        -----------        --------
Net sales                    6,261,734     (128,647) a        6,133,087        6,716,498             -          6,716,498
Gross profit                 2,679,762      (76,090) a        2,603,672        3,194,949             -          3,194,949
Operating loss                (239,969)    (241,665) b         (481,651)         (16,243)       (367,543) d      (383,786)
Loss from continuing
 operations                   (239,996)    (469,854) c         (709,850)         (82,939)       (367,543) d      (450,482)
Net loss                      (239,996)    (469,854) c         (709,850)         (82,939)            -            (82,939)


Earnings per primary and
 fully diluted common share:
Continuing operation             (0.03)       (0.07)              (0.10)           (0.01)          (0.04)           (0.05)
Discontinued operation             -            -                   -                -              0.04             0.04
                            -----------  -----------         -----------      -----------     -----------     ------------
Net loss                         (0.03)       (0.07)              (0.10)           (0.01)            -              (0.01)
                            -----------  -----------         -----------      -----------     -----------     ------------



     a. $128,647 in sales and $52,557 in related costs were previously inadvertently recorded in advance of passage of title.
     b. In addition to the $76,090 referred to in "a", the following corrections were made:
           Lease termination costs not accrued                 103,000
           Writeoff of leasehold improvements                   41,867
           Errors in capitalization of fixed assets
             and prepaid expenses                               56,000
           Interest expense improperly included
             in selling, general and administrative
             expenses                                          (55,292)
           Increase in reserves against receivables             19,990
                                                           -----------
                                                               165,565
                                                           -----------

     c. In addition to the $241,685 referred to in "a" and "b", interest expense was increased by $228,199, including the $55,292 reclassification described above and $172,907 in guaranteed conversion discount (see
        Note 4).
     d. Reductions to the reserve for discontinued operations were previously netted against selling, general and administrative expenses in error.

In addition, consideration of deemed dividend discount on loss per share in Third Quarter resulted in an additional $.07 loss per share.




                                                 First         Second          Third         Fourth
                                               Quarter        Quarter        Quarter        Quarter           1995
                                               -------        -------        -------        -------           ----
    Year Ended 1995
Net Sales                                 $  3,840,535   $  3,948,334    $ 5,089,422   $  5,837,535    $18,715,826
Gross profit                                 1,469,933      1,724,565      2,167,450      2,242,499      7,604,447
Operating profit (loss)                        198,113       (267,282)       124,091       (910,506)      (855,584)
Income (loss) from                             198,113       (242,803)       132,204       (851,695)      (764,181)
  continuing operations
  Net loss                                $ (1,788,804)  $ (9,204,721)   $  (960,499)  $(10,089,485)  $(22,043,509)


Earnings/(loss) per primary and
  fully diluted common share  (Note 14):



  Continuing operations                          $0.03         ($0.04)         $0.02         ($0.12)        ($0.12)
  Discontinued operations                       ($0.32)        ($1.47)        ($0.16)        ($1.36)        ($3.30)
                                          ------------    -----------    -----------    -----------   ------------

  Net loss                                      ($0.29)        ($1.51)        ($0.14)        ($1.48)        ($3.42)
                                          ------------    -----------    -----------    -----------   ------------
                                          ------------    -----------    -----------    -----------   ------------




                                              First          Second         Third          Fourth
                                             Quarter        Quarter        Quarter        Quarter         1996
                                          ------------    -----------    -----------    -----------   ------------
    Year Ended 1996

  Net Sales                               $  6,133,087    $ 6,716,498    $ 5,670,820    $ 5,971,998   $ 24,492,403
  Gross profit                               2,603,672      3,194,949        752,085      2,090,577      8,641,283
  Operating loss                              (481,651)      (383,786)    (5,957,038)    (1,345,395)    (8,167,870)
  Loss from continuing                        (709,850)      (450,482)    (5,924,928)    (1,367,770)    (8,453,030)
   operations

  Net loss                                $   (709,850)   $   (82,939)   $(5,924,928)   $(1,515,315)  $ (8,233,032)

Earnings/(loss)  per primary and
   fully diluted common share  (Note 14):

  Continuing operations                         ($0.10)        ($0.05)        ($0.75)        ($0.18)        ($1.16)
  Discontinued operations                        $0.00          $0.04          $0.00         ($0.01)        ($0.03)
                                          ------------    -----------    -----------    -----------   ------------

  Net loss                                      ($0.10)        ($0.01)        ($0.75)        ($0.19)        ($1.13)
                                          ------------    -----------    -----------    -----------   ------------
                                          ------------    -----------    -----------    -----------   ------------



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

18. SUBSEQUENT EVENTS

    EQUITY TRANSACTIONS

    In March 1997, the Company's Chief Executive Officer agreed to purchase 550,000 shares of Common Stock containing various time-served and performance restrictions with a non-recourse note due December 31, 1997. The shares will be repurchasable by the Company at the original price of $1.88 per share (market price on the effective date of grant) if the restriction conditions are not met, in varying amounts, through September 1997.

    Effective December 31, 1996, a financing consultant for the Company was granted options to buy 50,000 shares of Common Stock at $1.88 per share (market price on the effective date of grant) in lieu of consulting fees.

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


    In March 1997, the President of the Company was granted options to buy 30,000 shares of Common Stock at $2.00 per share (market price on the effective date of grant) as part of a termination settlement.


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

                                  INDEX TO EXHIBITS

NUMBER

                                    EXHIBIT TITLE


 2.1 Agreement and Plan of Merger dated August 7, 1996 by and between Monterey Pasta Company, a California corporation and Monterey Pasta Company, a Delaware corporation (incorporated by reference from Exhibit A to the Company's Proxy Statement for the Special Meeting of Shareholders held on August 1, 1996, filed with the Securities and Exchange Commission on June 27, 1996 ("1996 Proxy"))
 3.1 Certificate of Incorporation dated August 1, 1996 (incorporated by reference from Exhibit 5 to the 1996 Proxy).
 3.2 Certificate of Designations of Series A Convertible Preferred Stock (incorporated by reference from Annex I to the Subscription Agreement dated July 31, 1996, filed as Exhibit 4.1 to the 1996 Proxy)
 3.3 Certificate of Designations of Series B Convertible Preferred Stock (incorporated by reference from Annex I to the Subscription Agreement dated August 9, 1996, filed as Exhibit 4.3 to the 1996 Proxy)
 3.4 Bylaws of the Company (incorporated by reference from Exhibit C to the 1996 Proxy)
 3.5       Certificate of Designations of Series A-1 Convertible Preferred
           Stock (incorporated by reference from Exhibits with corresponding numbers filed with the Company's Annual Report on Form 10-K/A on April 29, 1997 ("1996 Form 10-K/A"))
 3.6       Certificate of Designations of Series B-1 Convertible Preferred
           Stock (incorporated by reference from Exhibits with corresponding numbers from the 1996 Form 10-K/A)
 4.1 Subscription Agreement, dated as of July 31, 1996 (incorporated by reference from Exhibits with corresponding numbers filed with the Company's Registration Statement on Form S-3 on August 23, 1996 ("1996 Form S-3"))
 4.2 Registration Rights Agreement, dated as of July 31, 1996 (incorporated by reference from Exhibits with corresponding numbers filed with the 1996 Form S-3)
 4.3 Subscription Agreement, dated as of August 9, 1996 (incorporated by reference from Exhibits with corresponding numbers filed with the 1996 Form S-3)
 4.4 Registration Rights Agreement, dated as of August 9, 1996 (incorporated by reference from Exhibits with corresponding numbers filed with the 1996 Form S-3)
 4.5 Form of Warrant for purchase of the Company's Common Stock, dated as of July 1, 1996 (incorporated by reference from Exhibits with corresponding numbers filed with the 1993 Form S-3)
 4.6 Form of Registration Rights Agreement dated April 1996, among the Company, Spelman & Co., Inc. and investor (incorporated by reference from Exhibit 10.42 filed with the Company's original
           March 31, 1996 Quarterly Report on Form 10-Q on May 1, 1996
           ("1996 Q-1 10-Q"))
 4.7 Shareholder Rights Agreement dated as of May 15, 1996 between the Company and Corporate Stock Transfer, as rights agent (incorporated by reference from Item 2 of Form 8-A filed with the Securities and Exchange Commission on May 28, 1996)
 4.8 Form of Subscription Agreement dated April 1996, among the Company, Spelman & Co., Inc. and investor (incorporated by reference from Exhibits with corresponding numbers from the 1996 Form 10-K/A)
 4.9 Form of amendment to Registration Rights Agreement dated as of April 20, 1997 among the Company, Spelman & Co., Inc. and investor, amending the Registration Rights Agreement entered into as of April 1996 (incorporated by reference from Exhibits with corresponding numbers from the 1996 Form 10-K/A)

 4.10 Series A Convertible Preferred Stock Exchange Agreement dated as of March 10, 1997 by and between the Company and GFL Performance
         Fund Limited (incorporated by reference from Exhibits with corresponding numbers filed with the 1996 Form 10-K/A)
 4.11 Series B Convertible Preferred Stock Exchange Agreement dated as of April 2, 1997 by and between the Company and Pangaea Fund Limited (incorporated by reference from Exhibits with corresponding numbers filed with the 1996 Form 10-K/A)
 4.12 Registration Rights Agreement dated as of December 31, 1996 among the Company, Sentra Securities Corporation and investor (incorporated by reference from Exhibits with corresponding numbers filed with the 1996 Form 10-K/A)
 4.13 Form of Warrant ("Sentra Warrant") for purchase of Company's Common Stock dated March 1997 issued in connection with the Company's March 1997 private placement (incorporated by reference from Exhibits with corresponding numbers filed with the Company's Pre-Effective
         Amendment No. 1 to the Registration Statement on Form S-3 filed on
         May 6, 1997 ("1997 Amendment No. 1 to Form S-3")
 4.14*   Stock Purchase Agreement between the Company and Kenneth A. Steel,
         Jr. dated April 29, 1997 (incorporated by reference from Exhibits with corresponding numbers filed with the Company's 1997 Amendment
         No. 1 to Form S-3)
10.1(*) Second Amended and Restated 1993 Stock Option Plan (as amended on August 1, 1996) (incorporated by reference to the Company's 1996
         Form 10-K)
10.2(*)  1995 Employee Stock Purchase Plan (incorporated by reference from
         Exhibit 10.15 to the Company's 1994 Form 10-K)
10.3     Blackhawk Plaza Lease of the Company (incorporated by reference from
         Exhibit 10.02 to the Company's Registration Statement No. 33-69590-LA on Form SB-2 (the "SB-2")
10.4 353 Sacramento Street Office Lease dated as of December 27, 1995 with John Hancock Mutual Life Insurance Company, together with letter agreement dated March 20, 1996 regarding basement storage (incorporated by reference to the Company's Annual Report on Form 10-K filed April 1, 1996 (the "1995 Form 10-K")
10.5 Monterey County Production Facility Lease of the Company, as amended (incorporated by reference from Exhibit 10.03 to the SB-2)
10.6 Amendment No. 1 dated February 1, 1995 and Amendment No. 2 dated March 1, 1995 to Monterey County Production Facility Lease of the Company (incorporated by reference from Exhibits with corresponding numbers filed with the 1995 Form 10-K)
10.7 Christie Avenue Warehouse Lease of the Company (incorporated by reference from Exhibit 10.04 to the SB-2)
10.8 Loan and Security Agreement dated December 8, 1995 with Coast Business Credit, a Division of Southern Pacific Thrift and Loan Association, and Schedule thereto (incorporated by reference from Exhibit 10.8 to the 1995 Form 10-K)
10.9 Equipment Collateral Security Agreement dated December 8, 1995 with Coast Business Credit (incorporated by reference from Exhibit 10.9 to the 1995 Form 10-K)
10.10 Secured Promissory Note dated December 8, 1995 in the original principal amount of $500,000 in favor of Coast Business Credit (incorporated by reference from Exhibit 10.10 to the 1995 Form 10-K)
10.11 Secured Promissory Note dated December 8, 1995 in the original principal amount of $750,000 in favor of Coast Business Credit (incorporated by reference from Exhibit 10.11 to the 1995 Form 10-K)
10.12 Investment Agreement dated July 12, 1995 with The Seychelles Fund, Ltd. (incorporated by reference from Exhibit 10.12 to the 1995
         Form 10-K)
10.13 Master Lease dated August 1, 1995 with Sentry Financial Corporation (incorporated by reference from Exhibit 10.13 to the 1995 Form 10-K)
10.14 Letter Agreement dated July 26, 1995 between Monterey Pasta Development Company and California Pasta Company (incorporated by reference from Exhibit 10.21 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 2, 1995 ("1995 Q3 10-Q"))
10.15 Asset Purchase Agreement dated July 26, 1995 between Upscale Food Outlets, Inc. and California Pasta Company (incorporated by reference from Exhibit 10.22 to the 1995 Q3 10-Q)

10.16 Franchise Termination Agreement and Release dated March 8, 1996 among the Company, Upscale Food Outlets, Inc., Monterey Pasta
         Development Company, The Lance H. Mortensen Unitrust dated December 3, 1994, and LBJ Restaurants, LLC (incorporated by reference from
         Exhibit 10.16 to the 1995 Form 10-K)
10.17 Acquisition Agreement between the Company and Upscale Food Outlets, Inc. (incorporated by reference from Exhibit 10.05 to the SB-2)
10.18* Employment Agreement with Lance H. Mortensen (incorporated by reference from Exhibit 10.06 to the SB-2)
10.19* Employment Agreement dated September 5, 1995 with Mr. Norman E. Dean (incorporated by reference from Exhibit 10.20 to the Company's 1995 Q3 10-Q)
10.20* Consulting Agreement dated May 25, 1995 with Daniel J. Gallery (incorporated by reference from Exhibit 10.18 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 2, 1995 ("1995 Q2 10-Q"))
10.21* Employment Agreement dated June 30, 1993 with Anthony W. Giannini (incorporated by reference from Exhibit 10.21 to the 1995 Form 10-K)
10.22* Employment Agreement with Mr. David J. Massara (incorporated by reference from Exhibit 10.18 to the Company's 1994 Form 10-K)
10.23 Trademark Registration -- MONTEREY PASTA COMPANY, under Registration No. 1,664,278, registered on November 12, 1991 with the U.S. Patent and Trademark Office (incorporated by reference from Exhibit 10.09 to the SB-2)
10.24 Trademark Registration -- MONTEREY PASTA COMPANY, under Registration No. 1,943,602, registered on December 26, 1995 with the U.S. Patent and Trademark Office (incorporated by reference from Exhibit 10.24 to the 1995 Form 10-K)
10.25 Trademark Registration -- MONTEREY PASTA COMPANY and Design, under Registration No. 1,945,131, registered on January 2, 1996 with the U.S. Patent and Trademark Office (incorporated by reference from
         Exhibit 10.25 to the 1995 Form 10-K)
10.26 Trademark Registration -- MONTEREY PASTA COMPANY and Design, under Registration No. 1,951,624, registered on January 23, 1996 with the U.S. Patent and Trademark Office (incorporated by reference from
         Exhibit 10.26 to the 1995 Form 10-K)
10.27 Trademark Registration -- MONTEREY PASTA COMPANY, under Registration No. 1,953,489, registered on January 30, 1996 with the U.S. Patent and Trademark Office (incorporated by reference from Exhibit 10.27 to the 1995 Form 10-K)
10.28 Subscription Agreement dated as of June 21, 1995 with GFL Advantage Fund Limited (incorporated by reference from Exhibit 10.19 to the 1995 Q2 10-Q)
10.29 Registration Rights Agreement dated as of June 15, 1995 with GFL Advantage Fund Limited, as amended on October 13 and 19, 1995, respectively (incorporated by reference from Exhibit 10.2 to the 1995 Q2 10-Q, and Exhibits 10.6 and 10.7 to the Company's S-3 Registration Statement No. 33-96684, filed on December 12, 1995 (the "1995 S-3"))
10.30 Joint Escrow Instructions dated as of October 1995 (incorporated by reference from Exhibit 10.5 to the 1995 S-3)

10.31 Note Purchase Agreement dated as of October 19, 1995 with GFL Advantage Fund Limited (incorporated by reference from Exhibit 10.3 to the 1995 S-3)
10.32 Convertible Note dated as of October 25, 1995, executed by the Company in favor of GFL Advantage Fund Limited (incorporated by reference from Exhibits with corresponding numbers filed with the 1995 Form 10-K)
10.33    Trademark Purchase (Burns) (incorporated by reference from Exhibit
         10.12 of the SB-2)
10.34 Purchase of Stock and Exhibits (Burns- Mortensen-Hill) (incorporated by reference from Exhibit 10.13 of the SB-2)
10.35 Non-Recourse Promissory Note (Hill-Mortensen) (incorporated by reference from Exhibit 10.15 of the SB-2)
10.36 Asset Purchase Agreement dated March 1, 1994 between Upscale Food Outlets, Inc., Lucca's Pasta Bar, Inc., Timothy John
         Morris and Marian Kathryn Morris (incorporated by reference from
         Exhibit 10.16 to the Company's 1993 Form 10-K)
10.39 Franchise Termination Agreement and Release dated as of March 27, 1996, among the Company, Upscale Food Outlets, Inc., Monterey
         Pasta Development Company, California Pasta Company, and James G. Schlicher (incorporated by reference from Exhibit 10.39 to the 1996
         Q1 10-Q)
10.40 Stock Purchase Agreement dated April 1, 1996 between Upscale Acquisitions, Inc. and the Company (incorporated by reference from Exhibit 10.40 filed with the 1996 Q1 10-Q)
10.41 Placement Agent Agreement dated April 12, 1996 between the Company and Spelman & Co., Inc. (incorporated by reference from Exhibit 10.41 filed with the 1996 Q1 10-Q)
10.44* The Company's 401(k) Plan, established to be effective as of January 1, 1996, adopted by the Board of Directors on June 7, 1996 (incorporated by reference from Exhibit 10.44 to the Company's original June 30, 1996 Quarterly Report on Form 10-Q filed on
         August 13, 1996 ("1996 Q2 10-Q"))
10.45* Directed Employee Benefit Trust Agreement dated June 17, 1996 between the Company and The Charles Schwab Trust Company, as Trustee of the Company's 401(k) Plan (incorporated by reference from Exhibit 10.45 to the 1996 Q2 10-Q)
10.46* Employment Agreement dated February 12, 1996 with Mr. Robert J. Otto (incorporated by reference from Exhibit 10.24 to the 1996 Q1 10-Q)
11       Computation of Net Loss per Share
16.1 Letter from Deloitte & Touche LLP dated October 31, 1996 (incorporated by reference to the Company's Report on Form 8-K/A filed November 8,
         1996)
21.1     Subsidiaries of the Company
27.1     Financial Data Schedule

         * Management contract or compensatory plan or arrangement covering executive officers or directors of Monterey Pasta Company and its subsidiary, Upscale Food Outlets, Inc.

                                      SIGNATURES

    Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the of San Francisco, State of California, on the 25th day of July, 1997.


    MONTEREY PASTA COMPANY



                                            By:  \s\ KENNETH A. STEEL, Jr.
                                            ------------------------------
                                            Kenneth A. Steel Jr.
                                            Chief Executive Officer


                                            By: \s\ JAMES S. SERBIN
                                            -----------------------
                                            James S. Serbin
                                            Chief Financial Officer





    As of July 25, 1997, no Proxy statements have yet been furnished to securityholders. The Company will make its Annual Report available to securityholders in July, 1997, and will provide copies of such report to the Commission at that time.