Form 10-Q
period 1997-06-29
MONTEREY PASTA CO
filed 1997-08-13
CIK 913032

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                 Washington, DC 20549
                             ___________________________

                                      FORM 10-Q


(Mark One)

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

     FOR THE QUARTERLY PERIOD ENDED JUNE 29, 1997.

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
     For the transition period from: _____ to: _____.


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

                              TELEPHONE : (408) 753-6262
                 (Registrant's telephone number, including area code)

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

At August 13, 1997, 11,025,473 shares of common stock, $.001 par value, of the registrant were outstanding.

                                 MONTEREY PASTA COMPANY

                                      FORM 10-Q

                                  Table of Contents

                                                                          Page

PART I. FINANCIAL INFORMATION

           Item 1.  Financial Statements

                    Condensed Consolidated Balance Sheets
                      June 29, 1997 (unaudited) and December 29, 1996       3

                    Condensed Consolidated Statements of Operations
                      (unaudited) Second quarter ended June 29, 1997
                      and June 30, 1996 and the Six months ended
                      June 29, 1997 and June 30, 1996                       4

                    Condensed Consolidated Statements of Cash Flows
                      (unaudited) Six months ended June 29, 1997
                      and June 30, 1996                                     5

                    Notes to Unaudited Consolidated Financial Statements    6

           Item 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                   9

PART II. OTHER INFORMATION

           Item 1.   Legal Proceedings                                     13

           Item 2.   Changes in Securities                                 13

           Item 3.   Defaults Upon Securities                              13

           Item 4.   Submission of Matters to a Vote of Security
                       Holders                                             13

           Item 5.   Other Information                                     13

           Item 6.    Exhibits and Reports on Form 8-K                     13

           Signature Page                                                  14

           Exhibit Index                                                   15

                        PART I.  FINANCIAL INFORMATION

                           MONTEREY PASTA COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                       JUNE 29, 1997   DECEMBER 29, 1996
                                                                       -------------   -----------------
                                                                        (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . .        $  1,348,304     $    724,729
  Accounts receivable, net . . . . . . . . . . . . . . . . . . .           1,674,398        1,669,366
  Inventories. . . . . . . . . . . . . . . . . . . . . . . . . .           1,136,521        1,504,977
  Prepaid expenses and other . . . . . . . . . . . . . . . . . .             200,572          693,870
                                                                        ------------     ------------

         Total current assets. . . . . . . . . . . . . . . . . .           4,359,795        4,592,942

Property and equipment, net. . . . . . . . . . . . . . . . . . .           5,327,597        6,027,603
Intangible assets, net . . . . . . . . . . . . . . . . . . . . .             111,800          141,105
Deposits and other . . . . . . . . . . . . . . . . . . . . . . .             107,255           27,109
                                                                        ------------     ------------
         Total assets. . . . . . . . . . . . . . . . . . . . . .        $  9,906,447     $ 10,788,759
                                                                        ------------     ------------
                                                                        ------------     ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Bank overdraft . . . . . . . . . . . . . . . . . . . . . . . .        $    387,343     $    845,372
  Accounts payable.. . . . . . . . . . . . . . . . . . . . . . .             482,484          713,311
  Accrued liabilities. . . . . . . . . . . . . . . . . . . . . .           1,014,178        2,122,345
  Current portion of long-term debt. . . . . . . . . . . . . . .             173,132          901,166
  Net liability from discontinued operations.. . . . . . . . . .             226,000          387,584
                                                                        ------------     ------------

         Total current liabilities . . . . . . . . . . . . . . .           2,283,137        4,969,778
                                                                        ------------     ------------

Long-term debt . . . . . . . . . . . . . . . . . . . . . . . . .             759,011          734,279
                                                                        ------------     ------------

Commitments and contingencies. . . . . . . . . . . . . . . . . .                 ---              ---

Stockholders' equity:
  Common stock . . . . . . . . . . . . . . . . . . . . . . . . .          38,560,166       35,221,611
  Subscription note receivable.. . . . . . . . . . . . . . . . .          (1,031,250)             ---
  Preferred stock. . . . . . . . . . . . . . . . . . . . . . . .           3,884,019        4,182,790
  Accumulated deficit. . . . . . . . . . . . . . . . . . . . . .         (34,548,636)     (34,319,699)
                                                                        ------------     ------------
  Total stockholders' equity . . . . . . . . . . . . . . . . . .           6,864,299        5,084,702
                                                                        ------------     ------------

         Total liabilities and stockholders' equity. . . . . . .        $  9,906,447     $ 10,788,759
                                                                        ------------     ------------
                                                                        ------------     ------------


        The accompanying notes are an integral part of these condensed consolidated financial statements.

                             MONTEREY PASTA COMPANY

                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                            SECOND QUARTER ENDED            SIX MONTHS ENDED
                                                        ----------------------------  ----------------------------
                                                        JUNE 29, 1997  JUNE 30, 1996  JUNE 29, 1997  JUNE 30, 1996
                                                        -------------  -------------  -------------  -------------
Net revenues from continuing operations. . . . . . . .   $  5,552,631   $  6,716,498  $  12,088,133  $  12,849,585
Cost of sales. . . . . . . . . . . . . . . . . . . . .      3,098,124      3,521,549      6,828,453      7,050,964
                                                         ------------   ------------  -------------  -------------
Gross profit . . . . . . . . . . . . . . . . . . . . .      2,454,507      3,194,949      5,259,680      5,798,621

Selling, general and administrative expenses . . . . .      2,099,555      3,565,310      5,037,327      6,608,766
Loss on sale of assets . . . . . . . . . . . . . . . .        117,666         13,425        259,680         55,292
                                                         ------------   ------------  -------------  -------------

Operating income (loss). . . . . . . . . . . . . . . .        237,286       (383,786)       (37,327)      (865,437)

Interest income (expense), net . . . . . . . . . . . .        (50,932)       (66,696)      (111,369)      (294,895)
                                                         ------------   ------------  -------------  -------------

Income (loss) from continuing operations
    before provision for income taxes. . . . . . . . .        186,354       (450,482)      (148,696)    (1,160,332)

Provision for income taxes . . . . . . . . . . . . . .         (3,110)           ---        (14,982)           ---
                                                         ------------   ------------  -------------  -------------

Net income (loss) from continuing operations . . . . .        183,244       (450,482)      (163,678)    (1,160,332)
                                                         ------------   ------------  -------------  -------------

Net recovery from discontinued
     operations. . . . . . . . . . . . . . . . . . . .         36,882        367,543         36,882        367,543
                                                         ------------   ------------  -------------  -------------

Net income (loss). . . . . . . . . . . . . . . . . . .   $    220,126   $    (82,939) $    (126,796) $    (792,789)
                                                         ------------   ------------  -------------  -------------
                                                         ------------   ------------  -------------  -------------


Net income (loss) per common share and common equivalent share:

Net income (loss) from continuing operations
    attributable to common shareholders. . . . . . . .   $    119,146   $   (450,482) $    (322,775) $  (1,160,332)
                                                         ------------   ------------  -------------  -------------
                                                         ------------   ------------  -------------  -------------

Primary and fully diluted income (loss) per share:
    Continuing operations. . . . . . . . . . . . . . .   $       0.01   $      (0.05) $       (0.03) $       (0.15)

    Discontinued operations. . . . . . . . . . . . . .   $          -   $        .04  $           -  $         .04
                                                         ------------   ------------  -------------  -------------

Net income (loss) per share. . . . . . . . . . . . . .   $       0.01   $      (0.01) $       (0.03) $       (0.11)
                                                         ------------   ------------  -------------  -------------
                                                         ------------   ------------  -------------  -------------


Weighted average common and common
    equivalent shares outstanding. . . . . . . . . . .     10,838,110      8,342,752      9,792,397      8,199,498


          The accompanying notes are an integral part of these condensed consolidated financial statements.

                            MONTEREY PASTA COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)

                                                                   SIX MONTHS ENDED
                                                             --------------------------------
                                                             JUNE 29, 1997       JUNE 30,1996
                                                             -------------       ------------
Cash flows from operating activities:
Net income (loss). . . . . . . . . . . . . . . . . . .      $     (163,678)      $  (1,160,332)
Adjustments to reconcile net loss to net cash from
  (used by) operating activities:
    Depreciation and amortization. . . . . . . . . . .             485,518             440,958
    Loss on sale of assets . . . . . . . . . . . . . .             259,680              55,292
      Discount on convertible debt.. . . . . . . . . .                 ---             172,907
      Expenses paid in common stock options. . . . . .              27,669                 ---
      Changes in reserves against receivables. . . . .            (512,245)                ---
      Changes in assets and liabilities:
        Accounts receivable. . . . . . . . . . . . . .             507,213          (1,693,374)
        Inventories. . . . . . . . . . . . . . . . . .             368,456            (496,075)
        Prepaid expenses and other . . . . . . . . . .             493,298            (550,589)
        Accounts payable . . . . . . . . . . . . . . .            (230,827)           (387,607)
        Accrued liabilities. . . . . . . . . . . . . .          (1,203,167)            119,196
                                                            --------------      --------------
    Net cash used in continuing operations.. . . . . .              31,917          (3,499,624)
    Net cash used in discontinued operations . . . . .            (124,701)         (1,882,872)
                                                            --------------      --------------

        Net cash used in operating activities . . . . . .          (92,784)         (5,382,496)
                                                            --------------      --------------

Cash flows from (used by) investing activities:
    Proceeds from sale of assets . . . . . . . . . . .             158,896              31,383
    Purchase of intangibles and other assets . . . . .             (94,402)           (105,986)
    Purchase of property and equipment . . . . . . . .            (160,527)           (987,051)
    Advances to related party. . . . . . . . . . . . .                 ---            (300,000)
    Proceeds from sale of subsidiary . . . . . . . . .                 ---               1,000
                                                            --------------      --------------
      Net cash from (used by) investing activities . .             (96,033)         (1,360,654)
                                                            --------------      --------------

Cash flows from (used by) financing activities:
      Bank overdrafts. . . . . . . . . . . . . . . . .            (458,029)                ---
      Repayment of long-term debt and capital
        lease obligations. . . . . . . . . . . . . . .            (563,781)             (5,690)
      Dividends on preferred stock . . . . . . . . . .              (7,142)                ---
      Proceeds from issuance of common stock . . . . .           1,980,865           3,930,970
      Credit facilities borrowings.. . . . . . . . . .          11,133,844           4,127,220
      Credit facilities repayments . . . . . . . . . .         (11,273,365)         (2,740,700)
                                                            --------------      --------------
        Net cash provided by financing activities. . .             812,392           5,311,800
                                                            --------------      --------------

Net increase (decrease) in cash. . . . . . . . . . . .             623,575          (1,431,350)

Cash and cash equivalents at beginning of period . . .             724,729           1,937,884
                                                            --------------      --------------
Cash and cash equivalents at end of period . . . . . .      $    1,348,304      $      506,534
                                                            --------------      --------------
                                                            --------------      --------------


        The accompanying notes are an integral part of these condensed consolidated financial statements.

                                MONTEREY PASTA COMPANY
            NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

The condensed consolidated financial statements have been prepared by Monterey Pasta Company (the "Company") and, except for the December 29, 1996 balance sheet, are unaudited. Certain amounts shown in the 1997 financial statements have been reclassified to conform with the current presentation. The financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not necessarily include all information and footnotes required by generally accepted accounting principles and should be read in conjunction with the Company's 1996 Annual Report on Form 10-K, as amended by Form 10-K/A. In the opinion of the Company, all adjustments necessary to present fairly the Company's consolidated financial position, results of operations and cash flows as of June 29, 1997, and for all periods presented have been recorded. All such adjustments are of a normal and recurring nature, with the exception of $172,907 in interest expense (credited to common stock) representing guaranteed contractural discount on debt converted to common stock during the quarter ended March 31, 1996. A description of the Company's accounting policies and other financial information is included in the audited consolidated financial statements as filed with the Securities and Exchange Commission in the Company's Form 10-K for the year ended December 29, 1996, as amended by Form 10-K/A. The consolidated results of operations for the interim quarterly periods are not necessarily indicative of the results expected for the full year.

2.  STATEMENT OF CASH FLOWS

NON-CASH INVESTING AND FINANCING ACTIVITIES:

During the first quarter ended March 30, 1997, $298,771 of Preferred Series B Stock was converted into 160,256 shares of Common Stock (see Note 8). During this period, options to purchase 50,000 shares of the Company's Common stock at $1.88 per share, valued at $22,357 were granted in lieu of fees to a consultant who later became a Director of the Company. In connection with the March 1997 Private Placement of 1,600,000 shares of Common Stock, $108,000 of offering costs were retained by the Placement Agent out of the net proceeds (see Note 8). Finally, $95,000 in deemed dividends to Preferred Stockholders was accrued during the three months ended March 30, 1997 (see
Note 8).

During the second quarter ended June 29, 1997, options to purchase 6,400 shares of the Company's Common stock at $2.50 per share, valued at $5,312, were granted in lieu of recruiting fees. Additionally, 550,000 shares of Common Stock were sold at $1.875 per share to the Company's interim Chief Executive Officer for a full recourse note totaling $1,031,250 (see Note 8).

3.  NEW ACCOUNTING PRONOUNCEMENTS

In March 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share." This pronouncement provides a different method of calculating earnings per share than is currently used in accordance with APB No. 15, "Earnings per Share". SFAS No. 128 provides for the calculation of Basic and Diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. Calculations under the new standard, which will be adopted in 1997, are expected to have no significant difference from those under the current method.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Acounting Standards No. 129, "Disclosure of Information about Capital Structure" ("SFAS 129"). SFAS 129 establishes disclosure requirements regarding pertinent rights and privileges of outstanding securities. Examples of disclosure items regarding securities include, though are not limited to, items such as dividend and liquidation preferences, participation rights, call prices and dates, conversion or exercise prices or rates. The number of shares issued upon conversion, excercise or satisfaction of required conditions during at least the most recent annual fiscal period and any subsequent interim period must also be disclosed. Disclosure of liquidation preferences of preferred stock in the equity section of the statement of financial condition is also required.

4.  INVENTORIES

Inventories consist of the following:


                                          JUNE 29, 1997    DECEMBER 29, 1996
                                          -------------    -----------------
Production  - Ingredients                 $    467,021        $    591,853
Production - Finished Goods                    437,820             654,640
Paper goods and packaging materials            286,680             313,484
                                          ------------        ------------
                                          $  1,191,521        $  1,559,977
Reserve for spoils and obsolescence            (55,000)            (55,000)
                                          ------------        ------------
                                          $  1,136,521        $  1,504,977
                                          ------------        ------------
                                          ------------        ------------

5.  PROPERTY AND EQUIPMENT

    Property, plant and equipment consisted of the following:


                                                   JUNE 29, 1997     DECEMBER 29, 1996
                                                   -------------     -----------------
Machinery and equipment. . . . . . . . . . . . . .   $  4,085,709       $  4,187,534
Leasehold improvements . . . . . . . . . . . . . .      1,748,780          1,748,780
Computer equipment . . . . . . . . . . . . . . . .        492,705            309,981
Office furniture and equipment . . . . . . . . . .        194,252            443,604
Vehicles . . . . . . . . . . . . . . . . . . . . .        233,942            574,877
Assets held for sale . . . . . . . . . . . . . . .        160,700            326,701
                                                     ------------       ------------
                                                     $  6,916,088       $  7,591,477
Less accumulated depreciation and amortization . .     (1,773,386)        (1,588,242)
                                                     ------------       ------------
                                                        5,142,702          6,003,235
Construction in progress.. . . . . . . . . . . . .        184,895             24,368
                                                     ------------       ------------
                                                     $  5,327,597       $  6,027,603
                                                     ------------       ------------
                                                     ------------       ------------

6. NOTES, LOANS, AND CAPITALIZED LEASES PAYABLE

Components of long-term debt include the following:

                                                   JUNE 29, 1997    DECEMBER 29, 1996
                                                   -------------    -----------------
  Credit Facility: . . . . . . . . . . . . . . .
    Receivable line. . . . . . . . . . . . . . .     $ 137,264         $   116,747
    Inventory line.. . . . . . . . . . . . . . .       143,331             303,369
    Equipment revolver . . . . . . . . . . . . .            --             397,813
    Equipment term loan. . . . . . . . . . . . .       440,519             583,332
  Capitalized leases . . . . . . . . . . . . . .       211,029             234,184
                                                     ---------         -----------
                                                       932,143           1,635,445

    Less current maturities. . . . . . . . . . .       173,132             901,166
                                                     ---------         -----------
  Long term portion  . . . . . . . . . . . . . .     $ 759,011         $   734,279
                                                     ---------         -----------

     CAPITALIZED LEASES PAYABLE

The Company leases certain equipment under capitalized leases, including refrigeration equipment located at retail sites of the Company's single largest customer. The original arrangements with the customer call for title of the equipment to be transferred to the customer if it carries Company products continuously through August of the year 2000. In April 1997, the Company was informed that due to extensive remodeling at certain retail locations, the equipment was no longer needed and has since been returned to the Company. The returned equipment is expected to be placed at other retail customer sites during 1997.

7.  INCOME TAXES

Income tax benefits resulting from the net operating loss carryforward generated for the six months ended June 29, 1997, were fully offset with a valuation allowance due to uncertainties about realization. Minimum state income taxes and franchise fees for the second quarter, 1997 were $3,110.

8.  STOCKHOLDERS' EQUITY

     COMMON STOCK

In March, 1997, the Company completed the sale of approximately $1,980,000, net of expenses, of its common stock in a private offering to accredited investors at a gross price of $1.35 per share. The shares of common stock are restricted securities with registration rights. Purchaser of the private placement receive, from the date of issuance until the date the shares are registered, additional guaranteed yield at the rate of eight percent (8%) per annum. This yield, payable in shares, is accounted for as a deemed dividend attributable to these shares of common stock. Sentra Securities Corporation acted as placement agent. The Placement Agent received $108,000 in execution and expense fees, and warrants to purchase 532,800 shares of common stock exercisable at a price of $2.25 per share, for a term of three years. The net proceeds from the offering are being used by the Company for advertising, marketing, promotion, capital equipment and working capital.

On April 30, 1997, the Company's interim Chief Executive Officer purchased 550,000 shares of restricted Common Stock at $1.875 per share with a full recourse 7% note due December 31, 1997. The shares, subject to certain time-served and performance requirements, are repurchaseable by the Company at the issuance price (with cancellation of any related interest income) if they do not vest under the restictions. Of the total, 300,000 shares have fully vested and are no longer subject to repurchase, and 100,000 have not yet vested. The remaining 150,000 were forfeited due to a performance condition expiring on June 30, 1997, and will be treated as canceled effective July 1, 1997.

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

Under the amended agreements, which called for the exchange of the unconverted Series A and B shares for new Series A-1 and B-1 shares, $240,000 was paid to the holders of the Series A-1 stock on March 31, 1997, in lieu of all prior penalties. $30,000 was paid to the holders of Series B-1 on April 4, 1997, in lieu of all prior penalties and dividends. Of the $270,000 of such penalties accrued as of March 30, 1997, included in accrued liabilities in the accompanying balance sheet, $95,000 was accounted for as a deemed dividend for the three months ended March 30, 1997. An additional $13,755 in penalties was incurred during the period April 30, 1997 to May 6, 1997, the date of filing of the amended Registration Statement covering the related conversion shares. The amended agreement for the Series B-1 Convertible Preferred stock calls for additional penalties if the Registration Statement is not declared effective by July 31, 1997. The Registration Statement has not been declared effective; therefore, beginning August 1, 1997, and continuing until the Registration Statement is declared effective, additional penalties of $2,500 per week will accrue to the holder of the B-1
Convertible Preferred Stock.

In lieu of dividends for Series A-1 called for under the original agreements, the Company agreed to pay a total amount of $50,000 to holders of the new Series A-1 stock, constituting an annualized dividend equal to four percent (4%) of the purchase price of the Series A Preferred Stock. The dividend will be paid in the form of Common Stock, valued at 80% of the market price of the Common Stock upon effectiveness of the pending Registration Statement on Form S-3. No additional dividends will be payable on the Series A-1 stock. Holders of the remaining unconverted Series B-1 stock will receive an 8% annual dividend from April 1, 1997 forward, payable in each quarter.

9.  LITIGATION AND CONTINGENCIES

    The Company's former President, Chairman of the Board, and Chief Executive Officer, Lance Mortensen (who is also a shareholder), has filed suit agains the Company seeking approximately $312,000 for alleged breach of contract in an employment-related dispute. Although discovery has not yet commenced and there can be no assurances as to the outcome of this matter, management does not believe there will be a material adverse affect upon the financial position, results of operations, or cash flows of the Company. There are no other material pending legal proceedings, other than routine litigation incidental to the Company's business, to which the Company is a party or to which any of its property is subject. The Company's former restaurant subsidiary, Upscale Food Outlets, Inc., is a defendant in approximately four lawsuits alleging breach of lease relating to restaurants closed in 1995 and 1996 and other vendor related cases. Although there can be no assurance given as to the results of such legal proceedings, based upon information currently available, management does not believe these proceedings will have a material adverse effect on the financial position or results of operations of the Company.

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

    The Company sells its pasta and pasta sauces through leading grocery store chains and club stores. As of June 29, 1997, more than 65 grocery and club store chains with over 2,800 locations offered the Company's products. The Company plans to continue expansion of its distribution to grocery and club stores in its current market area and to further its penetration in other geographic regions of the U.S.

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

    As part of its expansion program, the Company has developed, and is continuing to develop new products for the consumers, in addition to revising advertising and promotional activities for its retail grocery and club store accounts. There can be no assurance that the Company will be able to increase its net revenues from grocery and club stores. Because the Company will continue to make expenditures associated with the expansion of its business, the Company's results of operations may be affected.

RESULTS OF OPERATIONS

    Net revenues from continuing operations were $5,553,000 for the second quarter ended June 29, 1997, as compared to $6,716,000 for the second quarter ended June 30, 1996. For the six months ended June 29, 1997, net revenues decreased $762,000 to $12,088,000 from $12,850,000 for the six months ended June 30, 1996. The decrease in sales over last year results primarily from the Company's discontinuance of aggressive market expansion programs that, while increasing net revenues significantly, also increased sales and administrative costs resulting in operating losses. Additionally, as part of management's new marketing strategy, the Company discontinued doing business with selected retail chains that demonstrated low volumes, high returns, or lower than expected margins.

    Gross profit was $2,455,000 or 44% of net revenues for the second quarter 1997, compared to $3,195,000 or 48% for the second quarter of 1996. For the six months ended June 29, 1997, gross profit was $5,260,000 or 44% compared
to $5,799,000 or 45% for the six months ended June 30, 1996.   This compares
to a 35% gross margin for the year ended December 29, 1996.

    Selling, general and administrative expenses for the second quarter ended June 29, 1997, were $2,100,000, a decrease of 41% when compared to the same quarter last year which was $3,565,000. For the six months ended June 29, 1997, selling, general and administrative expenses decreased $1,571,000 to $5,037,000 from $6,609,000 when compared to the same period last year. The Company believes that ongoing and recently completed cost reduction programs will result in additional reductions of future corporate and overhead costs.

    Depreciation and amortization expense, included in cost of sales and selling, general and administrative expenses, was $231,000 or 4% of net revenues for the quarter ended June 29, 1997, compared to $245,000 or 4% of net revenues for the quarter ended June 30, 1996. For the six months ended June 29, 1997, depreciation and amortization expense was $486,000, compared to $441,000 for the same period last year.

    Loss on disposition of fixed assets was $118,000 for the second quarter ended June 29, 1997, compared to $13,000 for the second quarter last year. For the six months ended June 29, 1997, loss on disposition of fixed assets was $260,000 compared to $55,000 for the six months ended June 30, 1996. During the second quarter of 1997, the Company continued to dispose of obsolete and unused plant equipment.

    Net interest expense was $51,000 for the quarter ended June 29, 1997,
compared to $67,000 for the same quarter in 1996.   For the six months ended
June 29, 1997, net interest expense was $111,000 compared to $295,000 for the six months ended June 30, 1996. The net decline in interest expense is primarily attributable to a one time first quarter charge of $173,000 in 1996 relating to guaranteed conversion discount on a 7% note converted to common stock in 1996.

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

LIQUIDITY AND CAPITAL RESOURCES

    During the six months ended June 29, 1997, the Company completed a Private Placement of 1,600,000 shares of Common stock, and received approximately $1,980,000, net of expenses. Management believes that the Company's existing credit facilities and cash generated from continuing operations and the private placement will provide adequate funding to meet
its needs through mid-1998.   On July 31, 1997, the Company negotiated
favorable credit terms with a new lender, and changed its primary banking relationship to the lender as a condition of the reduced interest credit facility.

    During the six month period ended June 29, 1997, $93,000 of cash was used in the Company's operations, compared to $5,382,000 used in the same period last year, related to the operating losses from continuing operations and expenditures related to discontinued operations.

SALES AND MARKETING

    During March 1997, the Company converted 209 direct store delivery ("DSD") Safeway locations to bulk warehouse delivery, and either terminated relationships with or transferred to brokers an additional 69 independent customer DSD locations. As a result, the Company eliminated six driver positions, and sold eight of its delivery vans during the six months ended June 30, 1997. After conducting a review of the financial results of its remaining DSD customers, the Company elected to retain a portion of the program involving 70 stores, three drivers and three delivery trucks.

    The Company continues to increase its focus on building sales volume while reducing returns and maintaining margins. Recent addition to distribution agreements with Sam's Club, a division of WalMart, are the result of management's efforts to add profitable growth to the Company's sales volume.

MAJOR CUSTOMERS

    One of the Company's retail customers, Price-Costco accounted for 49%  of
the Company's sales for the six months ended June 29, 1997.   No other
customer accounted for greater than 10% of net revenues for the period. During the same period last year, two customers, Price-Costco and Safeway Stores, accounted for 36% and 10% respectively of the Company's sales.

BUSINESS RISKS

    Certain characteristics and dynamics of the Company's business and of financial markets generally create risks to the Company's long-term success and to predictable quarterly results. These risks include:

- RECENT OPERATING LOSSES: NO ASSURANCE OF PROFITABILITY The Company's profitability began to decline in 1994. In the second quarter of 1994, the Company reported its first operating loss from continuing operations. The Company reported additional operating losses from continuing operations in nine of twelve quarters since then. The Company's net income from continuing operations for the second quarter ended June 29, 1997, was $183,000, however, net loss from continuing operations for the six months ended June 29, 1997 was $164,000. The Company's loss from contining operations for the first quarter ended March 30, 1997 was $347,000. For the quarter ended December 1996 the loss was $1,345,000. At June 29, 1997, the Company had an accumulated deficit of $34,566,000. There can be no assurance that the Company will maintain profitability in the short term or ever.

-  LIQUIDITY; NEED FOR ADDITIONAL CAPITAL.   Management believes that it has
   sufficient resources to provide adequate liquidity to meet the Company's planned capital and operating requirements through mid-1998. Thereafter, the Company's operations will need to be funded either with funds generated through operations or with additional debt or equity financing. If the Company's operations do not provide funds sufficient to fund its operations and the Company seeks outside financing, there can be no assurance that the Company will be able to obtain such financing when needed, on acceptable terms or at all. In addition, any future equity financing or convertible debt financing would cause the Company's shareholders to incur dilution in net tangible book value per share of Common Stock.

- KEY PERSONNEL; MANAGEMENT TRANSITION. The success of the Company depends on the efforts of key management personnel. On August 1, 1997, the interim Chief Executive Officer was replaced by a permanent Chief Executive Officer. The Company's Chief Financial Officer was appointed in March of this year. Neither officer has previously been a part of the Company's management team. The Company's success will depend on its ability to operate under new management, to effect a smooth transition to new management with minimal disruption in operations, and to motivate and retain key employees and officers. There can be no assurance that the Company will be able to effect a smooth transition from its prior management team to a new management team, that new officers will be able to perform effectivly, or that significant management turnover will not continue in the future. At June 29, 1997, there are no keyman insurance policies in place.

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



- VOLATILITY OF STOCK PRICE. The market price of the Company's common stock has fluctuated substantially since the initial public offering of the common stock in December 1993. Such volatility may, in part, be attributable to the Company's operating results or to changes in the direction of the Company's expansion efforts. Also, changes in general conditions in the economy, the financial markets or the food industry, natural disasters or other developments affecting the Company or its competitors could cause the market price of the Company's common stock to fluctuate substantially. In addition, in recent years, the stock market has experienced extreme price and volume fluctuations. This volatility has had a significant effect on the market prices of securities issued by many companies, including the Company, for reasons sometimes unrelated to the operating performance of these companies. Any shortfall in the Company's net sales or earnings from levels expected by securities analysts or the market could have an immediate and significant adverse effect on the trading price of the Company's common stock in any given period. Additionally, the Company may not learn of such shortfalls until late in the fiscal quarter, which could result in an even more immediate and significant adverse effect on the trading price of the Company's common stock.

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

- SEASONALITY AND QUARTERLY RESULTS. The Company's grocery and club store accounts are expected to experience seasonal fluctuations to some extent. The Company's business in general may also be affected by a variety of other factors, including but not limited to general economic trends, competition, marketing programs, and special or unusual events.

- COMPETITION AND DEPENDENCE ON COMMON CARRIERS. The Company's business continues to be dominated by several very large competitors which have significantly greater resources than the Company; such competitors can outspend the Company and negatively affect the Company's market share and results of operations. The Company also continues to be dependent on common carriers to distribute its products. Any disruption in the Company's distribution system or increase in the costs thereof could have a material adverse impact on the Company's business.

- MARKETING AND SALES RISKS. The future success of the Company's efforts will depend on a number of factors, including whether grocery and club store chains will continue to expand the number of their individual stores offering the Company's products and whether allowances and other incentives will expand retail distribution. Expansion into new markets increase the risk of significant product returns resulting from the Company's supply of slower selling items to its customers. In addition, grocery and club store chains continually re-evaluate the products carried in their stores and no assurances can be given that the chains currently offering the Company's products will continue to do so in the future. Should these channels choose to reduce or eliminate products, the Company could experience a significant reduction in its product sales. As indicated previously, the Company remains dependent on the use of slotting allowances and other incentives to expand retail distribution. In order to reduce risk, the Company has significantly reduced expansion into new markets requiring such major expenditures. Furthermore, the improvement in profitability resulting from the Company's overall retail grocery price increase and revision of its trade allowance and product return policies to previously low margin customers is contingent on the degree of ongoing acceptance of these changes.

                             PART II.  OTHER  INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

           On August 5, 1997 Lance H. Mortensen, former President, Chief Executive Officer and Director of the Company, filed a complaint against the Company for breach of contract and breach of the implied covenant of good faith and fair dealing. Mr. Mortensen alleges that he is entitled to at least $310,919 pursuant to a written employment agreement. That agreement contained a binding arbitration provision. The Company intends to vigorously contest Mr. Mortensen's claim through binding arbitration.

ITEM 2.  CHANGES IN SECURITIES

           In March and April 1997 the Company issued Series A-1 and Series B-1 Preferred Stock in exchange for its outstanding Series A and Series B Preferred Stock, respectively. The 4% annual dividends on the Series A and Series B Preferred Stock are replaced in the case of the Series A-1 Preferred with no dividend and, in the case of the Series B-1 Preferred, with an 8% dividend. In lieu of dividends on the Series A-1 Preferred Stock, the Company has agreed to issue the holder of the Series A-1 Preferred Stock $50,000 of Common Stock priced at
           80% of the fair market value of the Company's Common Stock as of the date its pending Registration Statement on Form S-3 is declared effective. The Series A-1 and B-1 Preferred Stock are convertible into Common Stock at 80% of the average
           Closing Price of the Common Stock on the five days prior to conversion, as were the Series A and Series B Preferred Stock; however, the highest conversion price has been reduced for both series from $9.00 to $4.40. The Company retains the right to redeem the Series B-1 Preferred Stock; the Series
           A-1 Preferred Stock is not subject to redemption.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

           The Company has 3,250 shares of Series A-1 and B-1 Convertible Preferred stock outstanding, convertible into shares of Common Stock at 80% of the market price of the Common shares, not to exceed $4.40 per share. Under the agreements with the Preferred stockholders, amended in 1997, $240,000 and $30,000 was paid on March 31, 1997 and April 4, 1997, respectively, in lieu of certain dividends and penalties for non-registration of the Common shares. Additional penalties totaling $13,755 were incurred for the period May 1 to May 6, 1997, the date of filing of the Pre-effective Amendment No. 1 to Registration Statement on Form S-3 covering the related conversion shares. Additional penalties of $2,500 per week will accrue to the holder of Series B-1 Preferred Stock from August 1, 1997, to the date the registration Statement is declared effective.
           The Company cannot forecast the date the Registration Statement will become effective.

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

                                            MONTEREY PASTA COMPANY


Date: August 12, 1997                       By: /s/ R. LANCE HEWITT
                                                ----------------------------
                                                    R. Lance Hewitt
                                                    Chief Executive Officer


                                            By: /s/ JAMES S. SERBIN
                                                ----------------------------
                                                    James S. Serbin
                                                    Chief Financial Officer

                                INDEX TO EXHIBITS

NUMBER         EXHIBIT TITLE
------------------------------------------------------------------------------
2.1        Agreement and Plan of Merger dated August 7, 1996 by and between
             Monterey Pasta Company, a California corporation and Monterey Pasta Company, a Delaware corporation (incorporated by reference from Exhibit A to the Company's Proxy Statement for the Special Meeting of Shareholders held on August 1, 1996, filed with the Securities and Exchange Commission on June 27, 1996 ("1996 Proxy"))
3.1        Certificate of Incorporation dated August 1, 1996 (incorporated by reference from Exhibit B to the 1996 Proxy)
3.2        Certificate of Designations of Series A Convertible Preferred Stock
             (incorporated by reference from Annex I to the Subscription Agreement dated July 31, 1996, filed as Exhibit 4.1 to the 1996 Proxy)
3.3        Certificate of Designations of Series B Convertible Preferred Stock
             (incorporated by reference from Annex I to the Subscription Agreement dated August 9, 1996, filed as Exhibit 4.3 to the 1996 Proxy)
3.4        Bylaws of the Company (incorporated by reference from Exhibit C to the 1996 Proxy)
3.5        Certificate of Designations of Series A-1 Convertible Preferred
             Stock (incorporated by reference from Exhibit 3.5 filed with the Company's Annual Report on Form 10-K/A on April 29, 1997 ("1996 Form 10-K/A"))
3.6        Certificate of Designations of Series B-1 Convertible Preferred
             Stock (incorporated by reference from Exhibit 3.6 filed with the 1996 Form 10-K/A)
4.1        Subscription Agreement, dated as of July 31, 1996 (incorporated by reference from Exhibit 4.1 filed with the Company's Registration Statement on Form S-3 on August 23, 1996 ("1996 Form S-3"))
4.2        Registration Rights Agreement, dated as of July 31, 1996
             (incorporated by reference from Exhibit 4.2 filed with the
             1996 Form S-3)
4.3        Subscription Agreement, dated August 9, 1996 (incorporated by reference from Exhibit 4.3 filed with the 1996 Form S-3)
4.4        Registration Rights Agreement, dated as of August 9, 1996
             (incorporated by reference from Exhibit 4.4 filed with the 1996 Form S-3)
4.5        Form of Warrant for purchase of the Company's Common Stock, dated as of July 1, 1996 (incorporated by reference from Exhibit 4.5 filed with the 1996 Form S-3)
4.6        Form of Registration Rights Agreement dated April 1996, among the
             Company, Spelman & Co., Inc. and investor (incorporated by reference from Exhibit 4.6 with the Company's original March 31, 1996, Quarterly Report on Form 10-Q on August 13, 1996 (the "1996 Q1 10-Q"))
4.7        Shareholder Rights Agreement dated as of May 15, 1996 between the
             Company and Corporate Stock Transfer, as rights agent (incorporated by reference from Item 2 of Form 8-A filed with the Securities and Exchange Commission on May 28, 1996)
4.8        Form of Subscription Agreement dated April 1996, among the Company,
             Spelman & Co., Inc. and investor (incorporated by reference from
             Exhibit 4.8 filed with the 1996 Form 10-K/A)
4.9        Amendment to Registration Rights Agreement dated as of April 20,
             1997 among the Company, Spelman & Co., Inc. and investor,
             amending the Registration Rights Agreement entered into as of April 1996 (incorporated by reference from Exhibit 4.9 filed with the 1996 Form 10-K/A)
4.10       Series A Convertible Preferred Stock Exchange Agreement dated as of March 10, 1997 by and between the Company and GFL Performance Fund Limited (incorporated by reference from Exhibit 4.10 filed with the 1996 Form 10-K/A)
4.11       Series B Convertible Preferred Stock Exchange Agreement dated as of
             April 2, 1997 by and between the Company and Pangaea Fund Limited (incorporated by reference from Exhibit 4.11 filed with the 1996 Form 10-K/A)
4.12       Registration Rights Agreement dated as of December 31, 1996 among the Company, Sentra Securities Corporation and Investor (incorporated by reference from Exhibit 4.12 filed with the
             1996 Form 10-K/A)
4.13       Form of Warrent ("Sentra Warrent") for purchase of Company's
             Common Stock dated March 1997 issued in connection with the Company's March 1997 Private Placement (incorporated by reference from Exhibit 4.13 filed with the Company's Pre-Effective
             Amendment No. 1 to the Registration Statement on Form S-3 on May 6, 1997 ("1997 Amendment #1 to Form S-3"))
4.14*      Stock Purchase Agreement between the Company and Kenneth A. Steel,
             Jr. dated April 29, 1997 (incorporated by reference from Exhibit
             4.14 filed with the 1997 Amendment #1 to Form S-3)
10.1*      Second Amended and Restated 1993 Stock Option Plan (as amended on
             August 1, 1996) (incorporated
             by reference to the Company's Annual Report on Form 10-K filed April 14, 1997 (the "1996 Form 10-K"))
10.2*      1995 Employee Stock Purchase Plan (incorporated by reference from
             Exhibit 10.15 to the Company's 1994 Form 10-K)
10.3       Blackhawk Plaza Lease of the Company (incorporated by reference from
             Exhibit 10.2 to the Company's Registration Statement
             No. 33-69590-LA on Form SB-2 (the "SB-2"))
10.4       353 Sacramento Street Office Lease dated as of December 27, 1995 with John Hancock Mutual Life Insurance Company, together with letter agreement dated March 20, 1996 regarding basement storage (incorporated by reference to the Company's Annual Report on Form 10-K filed April 1, 1996 (the "1995 Form 10-K"))
10.5       Monterey County Production Facility Lease of the Company, as
             amended (incorporated by reference from Exhibit 10.03 to the SB-2)
10.6       Amendment No. 1 dated February 1, 1995 and Amendment No. 2 dated
             March 1, 1995 to Monterey County Production Facility Lease of the Company (incorporated by reference from Exhibit 10.6 filed with the 1995 Form 10-K)
10.8       Loan and Security Agreement dated December 8, 1995 with Coast
             Business Credit, a Division of Southern Pacific Thrift and Loan Association, and Schedule thereto (incorporated by reference from
             Exhibit 10.8 filed with the 1995 Form 10-K)
10.9       Equipment Collateral Security Agreement dated December 8, 1995 with Coast Business Credit (incorporated by reference from
             Exhibit 10.9 filed with the 1995 Form 10-K)
10.10      Secured Promissory Note dated December 8, 1995 in the original principal amount of $500,000 in favor of Coast Business Credit (incorporated by reference from Exhibit 10.10 filed with the
             1995 Form 10-K)
10.11      Secured Promissory Note dated December 8, 1995 in the original principal amount of $750,000 in favor of Coast Business Credit (incorporated by reference from Exhibit 10.11 filed with the 1995 Form 10-K)
10.12      Investment Agreement dated July 12, 1995 with the Seychelles Fund,
             Ltd. (incorporated by reference from Exhibit 10.12 filed with the 1995 Form 10-K)
10.13      Master Lease dated August 1, 1995 with Sentry Financial Corporation
             (incorporated by reference from Exhibit 10.13 filed with the 1995 Form 10-K)
10.14      Letter Agreement dated July 26, 1995 between Monterey Pasta
             Development Company and California Pasta Company (incorporated by reference from Exhibit 10.21 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 2, 1995 ("1995 Q3 10-Q"))
10.15      Asset Purchase Agreement dated July 26, 1995 between Upscale Food
             Outlets, Inc. and California Pasta Company (incorporated by reference from Exhibit 10.22 to the Company's 1995 Q3 10-Q)
10.16      Franchise Termination Agreement and Release dated March 8, 1996 among the Company, Upscale Food Outlets, Inc., Monterey Pasta Development Company, The Lance H. Mortensen Unitrust dated December 3, 1994, and LBJ Restaurants, LLC (incorporated by reference from Exhibit 10.16 filed with the 1995 Form 10-K)
10.17      Acquisition Agreement between the Company and Upscale Food Outlets,
             Inc. (incorporated by reference from Exhibit 10.05 to the SB-2)
10.18*     Employment Agreement with Lance H. Mortensen (incorporated by reference from Exhibit 10.06 to the 1995 Q3 10-Q)
10.19*     Employment Agreement with Mr. Norman E. Dean (incorporated by reference from Exhibit 10.20 to the SB-2)
10.20*     Consulting Agreement dated May 25, 1995 with Daniel J. Gallery
             (incorporated by reference from Exhibit 10.18 to the Company's Quarterly Report 10-O for the quarter ended July 2, 1995 ("1995
             Q2 10-Q"))
10.21*     Consulting Agreement dated May 25, 1995 with Anthony W. Giannini
             (incorporated by reference from Exhibit 10.21 filed with the 1995 Form 10-K)
10.22*     Employment Agreement with Mr. David J. Massara (incorporated by reference from Exhibit 10.18 to the Company's 1994 Form 10-K)
10.23      Trademark Registration -- MONTEREY PASTA COMPANY, under Registration
             No. 1,664,278, registered on November 12, 1991 with the U.S. Patent and trademark Office (incorporated by reference from
             Exhibit 10.09 to the SB-2)
10.24      Trademark Registration -- MONTEREY PASTA COMPANY, under Registration
             No. 1,943,602, registered on December 26, 1995 with the U.S. Patent and trademark Office (incorporated by reference from
             Exhibit 10.24 filed with the 1995 Form 10-K)
10.25      Trademark Registration -- MONTEREY PASTA COMPANY and Design, under
             Registration No. 1,945,131, registered on January 2, 1996 with the U.S. Patent and trademark Office (incorporated
             by reference from Exhibit 10.25 filed with the 1995 Form 10-K)
10.26      Trademark Registration -- MONTEREY PASTA COMPANY and Design, under
             Registration No. 1,951,624, registered on January 23, 1996 with the U.S. Patent and Trademark Office (incorporated by reference from Exhibit 10.26 filed with the 1995 Form 10-K)
10.27      Trademark Registration -- MONTEREY PASTA COMPANY and Design, under
             Registration No. 1,953,489, registered on January 30, 1996 with the U.S. Patent and Trademark Office (incorporated by reference from Exhibit 10.27 filed with the 1995 Form 10-K)
10.28      Subscription Agreement dated as of June 21, 1995 with GFL Advantage
             Fund Limited (incorporated by reference from Exhibit 10.19 to the 1995 Q2 10-Q)
10.29      Registration Rights Agreement dated as of June 15, 1995 with GFL
             Advantage Fund Limited, as amended on October 13 and 19, 1995, respectively (incorporated by reference from Exhibit 10.2 to the 1995 Q2 10-Q, and Exhibits 10.6 and 10.7 to the Company's S-3 Registration Statement NO. 33-96684, filed on December 12, 1995 ("1995 S-3"))
10.30      Joint Escrow Instructions dated as of October 1995 (incorporated by reference from Exhibit 10.5 to the 1995 S-3)
10.31      Note Purchase Agreement dated as of October 19, 1995 with GFL
             Advantage Fund Limited (incorporated by reference from Exhibit
             10.3 to the 1995 S-3)
10.32      Convertible Note dated as of October 25, 1995, executed by the
             Company in favor of GFL Advantage Fund Limited (incorporated by reference from Exhibit 10.32 filed with the 1995 Form 10-K)
10.33      Trademark Purchase (Burns) (incorporated by reference from Exhibit
             10.12 of the SB-2)
10.34      Purchase of Stock and Exhibits (Burns - Mortensen - Hill)
             (incorporated by reference from Exhibit 10.13 of the SB-2)
10.35      Non-Recourse Promissory Note (Hill - Mortensen) (incorporated by reference from Exhibit 10.15 of the SB-2)
10.36      Asset Purchase Agreement dated March 1, 1994 between Upscale Food
             Outlets, Inc., Lucca's Pasta Bar, Inc., Timothy John Morris and Marian Kathryn Morris (incorporated by reference from Exhibit
             10.16 to the Company's 1993 Form 10-K)
10.38      Asset Purchase Agreement dated March 1, 1994 between Upscale Food
             Outlets, Inc., Lucca's Pasta Bar, Inc., Timothy John Morris and Marian Kathryn Morris (incorporated by reference from Exhibit
             10.16 to the Company's 1993 Form 10-K)
10.39      Franchise Termination Agreement and Release dated as of March 27,
             1996, among the Company, Upscale Food Outlets, Inc., Monterey Pasta Development Company, California Pasta Company, and James G. Schlicher (incorporated by reference from Exhibit 10.39 filed with the 1996 Q1 10-Q)
10.40      Stock Purchase Agreement dated April 1, 1996 between Upscale
             Acquisitions, Inc. and the Company (incorporated by reference from Exhibit 10.40 filed with the 1996 Q1 10-Q)
10.41      Placement Agent Agreement dated April 12, 1996 between Company and
             Spelman & Co., Inc. (incorporated by reference from Exhibit
             10.41 filed with the 1996 Q1 10-Q)
10.44*     The Company's 401(k) Plan, established to be effective as of
             January 1, 1996, adopted by the Board of Directors on June 7,
             1996 (incorporated by reference from Exhibit 10.24 to the 1996
             Q2 10-Q)
10.45*     Directed Employee Benefit Trust Agreement dated June 17, 1996 between the Company and The Charles Schwab Trust Company, as Trustee of the Company's 401(k) Plan (incorporated by reference from Exhibit 10.24 to the 1996 Q2 10-Q)
10.46*     Employment Agreement dated February 12, 1996 with Mr. Robert J.
             Otto (incorporated by reference from Exhibit 10.24 to the 1996 Q1 10-Q)
11         Exhibit 11 - Computation of net earnings (loss) per share
16.1       Letter from Deloitte & Touche LLP dated October 31, 1996
             (incorporated by reference to the Company's Report on Form 8-K/A filed November 8, 1996)
27.1       Financial data schedule



* Management contract or compensatory plan or arrangement covering executive officers or directors of Monterey Pasta Company and its subsidiary, Upscale Food Outlets, Inc.