Form 10-K/A
period 1996-12-29
MONTEREY PASTA CO
filed 1997-08-29
CIK 913032

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

LIQUIDITY AND CAPITAL RESOURCES

    During the twelve month period ended December 29, 1996, $8,083,000 of cash was used in the Company's operations, compared to $8,476,000 used in 1995, related to the operating losses from continuing operations and expenditures related to discontinued operations.

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

    Mr. Kenneth A. Steel, Jr., the Company's Chief Executive Officer, who is also a Director and Shareholder, is a director and shareholder of Organic Food Products, Inc., from whom the Company contracted certain co-packing service and obtained raw materials. Mr. Floyd R. Hill, who is another director, shareholder and chief executive officer of Organic Food Products, Inc., is also a Co-founder, Director and Shareholder of the Company. Payments to the related entity were $186,513 during 1996. These arrangements are continuing in 1997.

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

              Leasehold improvements             7 to 20 years
              Machinery and equipment            7 to 12 years
              Office furniture and equipment     5 to 15 years
              Vehicles                           5 to 7 years

    Long-lived assets are assessed for possible impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable, or whenever management has committed to a plan to dispose of the assets. Such assets are carried at the lower of book value or fair value as estimated by management based on appraisals, current market value, and comparable sales value, as appropriate. Assets to be held and used affected by such an impairment loss are depreciated or amortized at their new carrying amount over the remaining estimated life; assets to be sold or otherwise disposed of are not subject to further depreciation or amortization.

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

    The Company maintains its cash and liquid investment accounts primarily with two commercial banks located in the San Francisco Bay area and Suisun City, California. The total bank cash balances are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000 held in each bank. A summary of total insured and uninsured balances as of December 29, 1996 is as follows:


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

         During 1996, the 7% convertible note payable plus accrued interest (see Note 4) was converted into 933,711 shares of common stock at an average gross price of $4.49 per share. Included in the accrued interest was $172,907 relating to a guaranteed discount from market price upon conversion, treated as interest expense and an increase in the amounts credited to common stock. In addition, 39,506 shares valued at $5.0625 per share were issued to the noteholder in payment of a penalty due to a delay in the registration of the conversion shares with the Securities and Exchange Commission.

         In April 1996, the Company issued 916,000 shares of its common stock at a gross price of $4.38 per share iFn a private placement. In June 1996, the Company issued 5,323 shares of its common stock at a gross price of $6.58 per share to a related party in payment of a lease termination settlement (see Notes 5 and 7). These shares, as well as the conversion shares pertaining to the 1996 Series A and B Convertible Preferred Stock above, are subject to registration rights.

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

                                                                     SCHEDULE II

                             MONTEREY PASTA COMPANY
                       VALUATION AND QUALIFYING ACCOUNTS

                                             Additions -  Deductions -
                                   Balance,  Charged to    Writeoffs    Balance,
                                  Beginning   Costs and    Charged to    End of
                                   of 1996     Expense      Reserves      1996
                                  ---------  -----------  ------------  --------

Allowances against Receivables --
  Spoils, Returns, Adjustments
  and Bad Debts                   153,267    1,061,566      290,548     924,285
  Receivable from Related Party       -        350,000          -       350,000

Inventory Reserves --
  Spoils and Obsolescence          40,000       55,000       40,000      55,000

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

10.31 Note Purchase Agreement dated as of October 19, 1995 with GFL Advantage Fund Limited (incorporated by reference from Exhibit 10.3 to the 1995 S-3)
10.32 Convertible Note dated as of October 25, 1995, executed by the Company in favor of GFL Advantage Fund Limited (incorporated by reference from Exhibits with corresponding numbers filed with the 1995 Form 10-K)
10.33    Trademark Purchase (Burns) (incorporated by reference from Exhibit
         10.12 of the SB-2)
10.34 Purchase of Stock and Exhibits (Burns- Mortensen-Hill) (incorporated by reference from Exhibit 10.13 of the SB-2)
10.35 Non-Recourse Promissory Note (Hill-Mortensen) (incorporated by reference from Exhibit 10.15 of the SB-2)
10.36 Asset Purchase Agreement dated March 1, 1994 between Upscale Food Outlets, Inc., Lucca's Pasta Bar, Inc., Timothy John
         Morris and Marian Kathryn Morris (incorporated by reference from
         Exhibit 10.16 to the Company's 1993 Form 10-K)
10.39 Franchise Termination Agreement and Release dated as of March 27, 1996, among the Company, Upscale Food Outlets, Inc., Monterey
         Pasta Development Company, California Pasta Company, and James G. Schlicher (incorporated by reference from Exhibit 10.39 to the 1996
         Q1 10-Q)
10.40 Stock Purchase Agreement dated April 1, 1996 between Upscale Acquisitions, Inc. and the Company (incorporated by reference from Exhibit 10.40 filed with the 1996 Q1 10-Q)
10.41 Placement Agent Agreement dated April 12, 1996 between the Company and Spelman & Co., Inc. (incorporated by reference from Exhibit 10.41 filed with the 1996 Q1 10-Q)
10.44* The Company's 401(k) Plan, established to be effective as of January 1, 1996, adopted by the Board of Directors on June 7, 1996 (incorporated by reference from Exhibit 10.44 to the Company's original June 30, 1996 Quarterly Report on Form 10-Q filed on
         August 13, 1996 ("1996 Q2 10-Q"))
10.45* Directed Employee Benefit Trust Agreement dated June 17, 1996 between the Company and The Charles Schwab Trust Company, as Trustee of the Company's 401(k) Plan (incorporated by reference from Exhibit 10.45 to the 1996 Q2 10-Q)
10.46* Employment Agreement dated February 12, 1996 with Mr. Robert J. Otto (incorporated by reference from Exhibit 10.24 to the 1996 Q1 10-Q)
11       Computation of Net Loss per Share
16.1 Letter from Deloitte & Touche LLP dated October 31, 1996 (incorporated by reference to the Company's Report on Form 8-K/A filed November 8,
         1996)
21.1     Subsidiaries of the Company
27.1     Financial Data Schedule (Previously Filed)

         * Management contract or compensatory plan or arrangement covering executive officers or directors of Monterey Pasta Company and its subsidiary, Upscale Food Outlets, Inc.

                                      SIGNATURES
    Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the of San Francisco, State of California, on the 25th day of August, 1997.

    MONTEREY PASTA COMPANY



                                            By:  \s\ R. LANCE HEWITT
                                            ------------------------------
                                            R. Lance Hewitt
                                            Chief Executive Officer


                                            By: \s\ JAMES S. SERBIN
                                            -----------------------
                                            James S. Serbin
                                            Chief Financial Officer




    As of August 25, 1997, no Proxy statements have yet been furnished to securityholders. The Company made its Annual Report available to securityholders in July, 1997, and provided copies of such report to the Commission at that time.