Form 10-Q/A
period 1997-03-30
MONTEREY PASTA CO
filed 1997-08-29
CIK 913032

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549



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


At May 12, 1997, 11,025,473 shares of common stock, $.001 par value, of the registrant were outstanding.

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

                            MONTEREY PASTA COMPANY
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

                                                          THREE MONTHS ENDED
                                                          ------------------
                                                   MARCH 30, 1997     MARCH 31, 1996
                                                   ---------------    --------------
      Net revenues from continuing operations       $   6,535,502     $  6,133,087
      Cost of sales. . . . . . . . . . . .              3,730,329        3,529,415
                                                   ---------------    --------------
      Gross profit . . . . . . . . . . . .              2,805,173        2,603,672

      Selling, general and administrative.              2,937,771        3,043,456
      Loss on disposition or impairment of assets         142,014           41,867
                                                   ---------------    --------------
      Operating income (loss). . . . . . .               (274,612)        (481,651)
                                                   ---------------    --------------
      Interest income (expense). . . . . .                (60,437)        (228,199)
      Income (loss) from continuing operations
      before provision for income taxes .                (335,049)        (709,850)

      Provision  for income taxes. . . . .                 11,872              ---
                                                   ---------------    --------------
      Net income (loss) from continuing operations       (346,921)        (709,850)
                                                   ---------------    --------------
      Loss from discontinued operations. .                    ---              ---

      Net loss . . . . . . . . . . . . . .          $    (346,921)    $   (709,850)
                                                   ---------------    --------------
                                                   ---------------    --------------
      Net loss per share -  Primary
        and fully diluted:

      Net loss atttributable to
        common shareholders                         $    (441,921)    $   (709,850)
                                                   ---------------    --------------
                                                   ---------------    --------------

      Net loss per common and common equivalent share:
           Continuing operations . . . . .               $  (0.05)        $  (0.10)

           Discontinued operations . . . .               $  (0.00)        $  (0.00)
                                                   ---------------    --------------
      Total net loss per share . . . . . .               $  (0.05)        $  (0.10)
                                                   ---------------    --------------
                                                   ---------------    --------------
      Weighted average common shares outstanding        8,746,683        7,313,925

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

                             MONTEREY PASTA COMPANY
           NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

The condensed consolidated financial statements have been prepared by Monterey Pasta Company (the "Company") and are unaudited. Certain amounts shown in the 1996 financial statements have been reclassified to conform with the current presentation. The financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not necessarily include all information and footnotes required by generally accepted accounting principles and should be read in conjunction with the Company's 1996 Annual Report on Form 10-K, as amended by Form 10-K/A. In the opinion of the Company, all adjustments necessary to present fairly the Company's consolidated financial position, results of operations and cash flows as of March 30, 1997, and for all periods presented have been recorded. All such adjustments were of a normal and recurring nature, with the exception of $172,907 in guaranteed conversion discount on convertible debt recorded in the first quarter of 1996 (see Note 8). A description of the Company's accounting policies and other financial information is included in the audited consolidated financial statements as filed with the Securities and Exchange Commission in the Company's Form 10-K for the year ended December
29, 1996, as amended by Form 10-K/A. The consolidated results of operations for the interim quarterly periods are not necessarily indicative of the results expected for the full year.

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

    Selling, general and administrative expenses for the quarter ended March 30, 1997, decreased by $106,000 when compared to the same quarter last year. The Company believes that ongoing and recently completed cost reduction programs will result in substantial reductions of future corporate and
overhead costs, beginning in the second quarter of 1997.   While the Company
reduced selling, general and administrative expenses during the first quarter of 1997, non-recurring costs associated with downsizing (primarily severance pay for terminated employees), corporate reorganization, and relocation exceeded $294,000 in the first quarter, 1997. The corporate reorganization costs included losses on fixed assets sold related to surplus or terminated operations, search firm fees for placement of a permanent Chief Executive Officer, certain travel costs related to the interim Chief Executive Officer, and certain professional fees related to these matters.

    Costs associated with relocation primarily included moving, storage, and costs of re-installing moved equipment.

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





                                       MONTEREY PASTA COMPANY


Date: August 25, 1997                  By: /s/ R. LANCE HEWITT
                                          ---------------------------
                                            R. Lance Hewitt
                                            Chief Executive Officer


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

10.31 Note Purchase Agreement dated as of October 19, 1995 with GFL Advantage Fund Limited (incorporated by reference from Exhibit 10.3 to the Company's 1995 S-3)
10.32 Convertible Note dated as of October 25, 1995, executed by the Company in favor of GFL Advantage Fund Limited (incorporated by reference from Exhibits with corresponding numbers filed with the 1995 Form 10-K)
10.33    Trademark Purchase (Burns) (incorporated by reference from Exhibit
         10.12 of the SB-2)
10.34 Purchase of Stock and Exhibits (Burns- Mortensen-Hill) (incorporated by reference from Exhibit 10.13 of the SB-2)
10.35 Non-Recourse Promissory Note (Hill-Mortensen) (incorporated by reference from Exhibit 10.15 of the SB-2)
10.36 Asset Purchase Agreement dated March 1, 1994 between Upscale Food Outlets, Inc., Lucca's Pasta Bar, Inc., Timothy John
         Morris and Marian Kathryn Morris (incorporated by reference from
         Exhibit 10.16 to the Company's 1993 Form 10-K)
10.39 Franchise Termination Agreement and Release dated as of August 23, 1996, among the Company, Upscale Food Outlets, Inc., Monterey
         Pasta Development Company, California Pasta Company, and James G. Schlicher (incorporated by reference from Exhibits with corresponding numbers filed with the Company's Quarterly Report on Form 10-Q on June 21, 1996)
10.40 Stock Purchase Agreement dated April 1, 1996 between Upscale Acquisitions, Inc. and the Company (incorporated by reference from Exhibits with corresponding numbers filed with the Company's Quarterly Report on Form 10-Q on August 23, 1996).
10.41 Placement Agent Agreement dated April 12, 1996 between the Company and Spelman & Co., Inc. (incorporated by reference from Exhibits with corresponding numbers filed with the Company's Quarterly Report on Form 10-Q on August 23, 1996).
10.44* The Company's 401(k) Plan, established to be effective as of January 1, 1996, adopted by the Board of Directors on June 7, 1996 (incorporated by reference from Exhibit 10.24 to the Company's Quarterly Report on Form 10-Q filed August 23, 1996)
10.45* Directed Employee Benefit Trust Agreement dated June 17, 1996 between the Company and The Charles Schwab Trust Company, as Trustee of the Company's 401(k) Plan (incorporated by reference from Exhibit 10.24 to the Company's Quarterly Report on Form 10-Q filed August 23, 1996)
10.46* Employment Agreement dated February 12, 1996 with Mr. Robert J. Otto (incorporated by reference from Exhibit 10.24 to the Company's Quarterly Report on Form 10-Q filed August 23, 1996).
16.1 Letter from Deloitte & Touche LLP dated October 31, 1996 (incorporated by reference to the Company's Report on Form 8-K/A filed November 8,
         1996)
21.1 Subsidiaries of the Company (incorporated by reference to the Company's 1996 Form 10-K)
27.1     Financial Data Schedule (previously filed)


---------------------
 * Management contract or compensatory plan or arrangement covering executive officers or directors of Monterey Pasta Company.