Form 10-K/A
period 1996-12-29
MONTEREY PASTA CO
filed 1997-10-14
CIK 913032

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


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [ _____ ]


     The approximate aggregate market value of the voting stock held by non-affiliates of the issuer as of April 25, 1997 was $19,600,000. The number of shares outstanding of the issuer's common stock as of April 25, 1997, was 10,474,908.

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


    The Form 10-K/A contains forward-looking statements within the meaning of
Section 27A of the Securities and Exchange Act of 1933, and Section 21E of the Securities and Exchange Act of 1934, that involve substantial risks to the Company, including statements about the Company's recent operating losses, the possible need for additional capital, and the ability to attract and retain qualified management. In connection therewith, please see the cautionary statements contained herein in "Business Risks" which identify important factors that could cause actual results to differ materially from those in the forward-looking statements.


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



ITEM 6.  SELECTED FINANCIAL DATA


    The following table sets forth selected consolidated financial data for the Company. This data should be read in conjunction with the consolidated financial statements and related notes included else-where in this Form 10-K/A.




                                                                                    Years Ended
                                                        ---------------------------------------------------------------------
                                                          1992           1993           1994           1995           1996
                                                                                                 (Restated (3))
                                                        ---------------------------------------------------------------------
                                                                 (dollar amounts in thousands except per share data)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Net revenues from continuing operations                $   3,353      $   4,738      $   9,282      $  18,716      $  24,492
Income (loss) from continuing operations (1)           $     177      $     329      $  (1,261)     $  (1,297)     $  (8,453)
Income (loss) from discontinued operations             $       -      $     (79)     $  (1,772)     $ (21,279)     $     220
Net loss per share - total                                   N/A            N/A      $   (0.57)     $   (3.50)     $   (1.13)
Net income after pro forma income tax provision (1)    $     115      $     172            N/A            N/A            N/A
Pro forma income from continuing operations            $    0.05      $    0.10            N/A            N/A            N/A
    per share
Weighted average common and common                     2,336,973      2,636,111      5,303,811      6,440,198      8,276,608
    equivalent shares outstanding (2)


CONSOLIDATED BALANCE SHEET DATA:
Working capital (deficit)                              $     (82)     $  10,878       $  4,719      $      65      $    (377)
Total assets                                           $   1,571      $  14,446       $ 22,117      $  11,691      $  10,789
Total debt and capital lease obligations               $     789      $     445       $    127      $   3,958      $   1,635
Stockholders' equity                                   $     458      $  13,082       $ 20,397      $   2,405      $   5,085


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


(3) As discussed in Note 19 to the Company's consolidated financial statements, the Company has restated its 1995 consolidated financial statements for the effect of a guaranteed discount on convertible debt.


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


 RESTATEMENT

     Subsequent to the issuance of the Company's 1995 and 1996 consolidated financial statements, the Company's management determined that a convertible note payable issued in October 1995, which included a beneficial conversion feature (see Notes 4 and 6), should have been recorded net of the intrinsic value of the beneficial conversion feature at the time of issuance, with the difference being allocated to common stock, and with the discount resulting from the beneficial conversion feature being charged to interest expense over the period from October 1995 to the date the note first becomes convertible. As a result, the Company's 1995 and 1996 consolidated financial statements have been restated from the amounts previously reported to reflect the appropriate recording of the beneficial conversion feature on the convertible note payable.


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


    Net interest expense of $431,000 was recognized in 1996 compared to $493,000 of net interest expense recognized in 1995 and $123,000 of net interest income in 1994. 1996 interest expense consists of $258,000 net interest expense plus $173,000 interest representing guaranteed discount on convertible debt, compared to $40,000 net interest income and $533,000 guaranteed conversion discount in 1995. The total guaranteed discount was allocated over the period from issuance of the convertible security to the first available conversion date; the increase in other interest expense relates to increased borrowings in 1996.


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

                                       PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
    FORM 8-K


(a)(1)   Consolidated Financial Statements of Monterey Pasta Company:                                    PAGE NUMBER
                                                                                                         -----------
         Reports of Independent Certified Public Accountants                                                  32
         Consolidated Balance Sheets:  Year-End 1995 and 1996 (as restated)                                   35
         Consolidated Statements of Operations:  Years Ended 1994, 1995 (as restated) and 1996                36
         Consolidated Statements of Stockholders' Equity: Years Ended 1994, 1995 (as restated) and 1996       37
         Consolidated Statements of Cash Flows:  Years Ended 1994, 1995 (as restated) and 1996                39
         Summary of Significant Accounting Policies                                                           40
         Notes to Consolidated Financial Statements                                                           43
         Schedule II -- Valuation and Qualifying Accounts                                                     58


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


As discussed in Note 19, the Company has retroactively restated the 1995 and 1996 financial statements for the effect of a guaranteed discount on convertible debt.


BDO Seidman, LLP
San Francisco, California
March 26, 1997, except for Notes 6 and 19, which are as of September 19, 1997

                          INDEPENDENT AUDITORS' REPORT



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


As discussed in Note 19, the accompanying 1995 consolidated financial statements have been restated.

DELOITTE & TOUCHE LLP
San Francisco, California
March 29, 1996 (September 30, 1997 as to Note 19)

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







ARTHUR ANDERSEN LLP
Oakland,  California
March 6, 1995

                                MONTEREY PASTA COMPANY
                             CONSOLIDATED BALANCE SHEETS



ASSETS   (Note 4)                                                     1995           1996
                                                                  ------------   ------------
                                                                  (as restated -- see Note 19)
Current assets:
    Cash and cash equivalents  (Note 1)                           $  1,937,884   $    724,729
    Accounts receivable, less allowances of                          1,241,248      1,669,366
      $153,267 and $924,285  (Notes 1 and 7)
    Inventories  (Notes 2 and 7)                                     1,094,976      1,504,977
    Prepaid expense and other  (Note 10)                             1,652,381        693,870
                                                                  ------------   ------------
         Total current assets                                        5,926,489      4,592,942

Property and equipment, net  (Notes 3 and 7)                         5,338,968      5,700,902
Assets held for sale  (Note 3)                                               -        326,701
Intangible and other assets, net                                       295,320        141,105
Deposits and other                                                     130,240         27,109
                                                                  ------------   ------------
         Total assets                                             $ 11,691,017   $ 10,788,759
                                                                  ------------   ------------
                                                                  ------------   ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Bank overdraft                                                $          -   $    845,372
    Accounts payable                                                 1,511,592        713,311
    Accrued payroll and related  benefits                              257,447        299,968
    Accrued liabilities  (Note 13)                                     595,368      1,822,377
    Current portion of notes, loans, and
      capitalized leases payable  (Notes 1, 4 and 18)                        -        901,166
    Net liability from discontinued operations  (Note 15)            2,964,415        387,584
                                                                  ------------   ------------
         Total current liabilities                                   5,328,822      4,969,778
                                                                  ------------   ------------

Notes, loans, and capitalized leases payable,
    less current portion  (Notes 1, 4, 6, 18 and 19)                 3,957,692        734,279
                                                                  ------------   ------------
         Total liabilities                                           9,286,514      5,704,057
                                                                  ------------   ------------

Commitments and contingencies  (Notes 5, 9, 15  and 18)                      -              -

Stockholders' equity  (Notes 1, 6, 14, 16, 18 and 19):
    Series A and B Convertible Preferred Stock,
      no par value, 1,000,000 shares
      authorized, 3,500 issued and outstanding
      in 1996                                                                -      4,182,790
    Common stock, no par value, 70,000,000
      shares authorized, 6,819,112 and
      8,714,652  issued and outstanding                             27,974,170     35,754,611
    Accumulated deficit                                            (25,569,667)   (34,852,699)
                                                                  ------------   ------------
         Total stockholders' equity                                  2,404,503      5,084,702
                                                                  ------------   ------------

         Total liabilities and stockholders' equity               $ 11,691,017   $ 10,788,759
                                                                  ------------   ------------
                                                                  ------------   ------------



See accompanying summary of significant accounting policies and notes to consolidated financial statements.

                                MONTEREY PASTA COMPANY
                        CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                  Years Ended
                                                                  ------------------------------------------
                                                                      1994           1995           1996
                                                                               (as restated --
                                                                                 see Note 19)
                                                                  ------------------------------------------
 Net revenues (Note 11)                                           $  9,281,740   $ 18,715,826   $ 24,492,403

 Cost of sales                                                       7,025,995     11,111,379     15,851,120
                                                                  ------------   ------------   ------------

 Gross profit                                                        2,255,745      7,604,447      8,641,283

 Selling, general and administrative  (Notes 10 and 13)              3,639,116      8,460,031     16,237,609
 Loss on disposition or impairment of assets  (Note 3)                       -              -        571,544
                                                                  ------------   ------------   ------------
 Operating loss                                                     (1,383,371)      (855,584)    (8,167,870)
                                                                                                           -
 Interest income (expense), net  (Notes 4, 6 and 19)                   122,831       (492,681)      (430,968)
 Other income, net                                                           -         51,084        145,808
                                                                  ------------   ------------   ------------
 Loss from continuing operations before provision
    for income taxes                                                (1,260,540)    (1,297,181)    (8,453,030)

 Provision for income taxes  (Note 8)                                        -              -              -
                                                                  ------------   ------------   ------------
 Loss from continuing operations                                    (1,260,540)    (1,297,181)    (8,453,030)

 Discontinued operations (Notes 8 and 15):
    Loss from operations and disposition                            (1,771,874)   (18,476,706)             -
    (Loss) recovery during phase-out period                                  -     (2,802,622)       219,998
                                                                  ------------   ------------   ------------
 Net loss                                                         $ (3,032,414)  $(22,576,509)  $ (8,233,032)
                                                                  ------------   ------------   ------------
                                                                  ------------   ------------   ------------


 Net income (loss) per common share and common equivalent share  (Note 14):

 Net loss from continuing operations
    attributable to common shareholders  (Note 14)                $ (1,260,540)  $ (1,297,181)  $ (9,561,363)
                                                                  ------------   ------------   ------------
                                                                  ------------   ------------   ------------
 Primary and fully diluted loss per share:
    Continuing operations                                         $      (0.24)  $      (0.20)  $      (1.16)
    Discontinued operations                                       $      (0.33)  $      (3.30)  $       0.03
                                                                  ------------   ------------   ------------
 Net loss per common share                                        $      (0.57)  $      (3.50)  $      (1.13)
                                                                  ------------   ------------   ------------
                                                                  ------------   ------------   ------------

 Weighted average common and common equivalent                       5,303,811      6,440,198      8,276,608
    shares outstanding

 Dividends on common shares                                       $          -   $          -   $          -
                                                                  ------------   ------------   ------------
                                                                  ------------   ------------   ------------



See accompanying summary of significant accounting policies and notes to consolidated financial statements.

                                MONTEREY PASTA COMPANY
                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       FOR THE YEARS ENDED 1994, 1995, AND 1996



                                       Preferred Stock                Common Stock
                                  -------------------------     -------------------------     Accumulated
See Note 6                          Shares         Amount         Shares         Amount         Deficit       Total
----------------------------      -------------------------     -------------------------     -----------  ------------
Balance, beginning of 1994         1,200,000     $        -      3,657,500   $ 13,042,807     $   39,256   $ 13,082,063

Issuance of common stock in
acquisition of assets at an
average net price per share
of $17.59                                  -              -        100,000      1,759,000              -      1,759,000

Conversion of Series A
convertible preferred stock
to common stock                   (1,200,000)             -      1,200,000              -              -              -

Issuance of common stock in
public offering, less costs of
$901,979,  at an average net
price per share of $8.30                   -              -        750,000      6,223,021              -      6,223,021

Repurchase of common stock
issued in acquisition of assets,
at an average net price per
share of $17.59                            -              -       (100,000)    (1,759,000)             -     (1,759,000)

Issuance of common stock, less
offering costs of $15,654, at
an average net price per share
of $9.17                                   -              -        450,000      4,124,346              -      4,124,346

Net loss                                   -              -              -              -     (3,032,414)    (3,032,414)
                                    -------------------------    -------------------------    -----------   ------------
Balance, end of 1994                       -     $        -      6,057,500   $ 23,390,174    $(2,993,158)  $ 20,397,016

Exercise of stock options, at
an average net price per share
of $6.12                                   -              -         15,733         96,305              -         96,305

Issuance of common stock
through Employee Stock
Purchase Plan, at an average
net price per share of $5.63               -              -            879          4,950              -          4,950

Issuance of common stock, less
offering costs of $123,424,
at an average net price per
share of $6.83                             -              -        300,000      2,047,573              -      2,047,573

Issuance of common stock, less
offering costs of $264,339,
at an average net price per
share of $3.89                             -              -        445,000      1,729,261              -      1,729,261

Issuance of notes payable with
beneficial conversion feature
(as restated) (Note 19)                    -              -              -        705,907              -        705,907

                                MONTEREY PASTA COMPANY
                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       FOR THE YEARS ENDED 1994, 1995, AND 1996
                                     (CONTINUED)



                                       Preferred Stock                Common Stock
                                  -------------------------     -------------------------    Accumulated
See Note 6                          Shares         Amount         Shares         Amount        Deficit        Total
----------------------------      -------------------------     -------------------------   -------------  ------------
Net loss (as restated --                   -   $          -              -   $          -   $(22,576,509)  $(22,576,509)
  see Note 19)                    -------------------------     -------------------------   -------------  ------------
Balance, end of 1995 (as restated)         -              -      6,819,112     27,974,170    (25,569,667)     2,404,503

Conversion of 7% note
payable plus accrued
interest, less costs of
$264,951, at an average
net price per share of $4.78
(including $705,907 discount
recorded in 1995) (as restated)            -              -        933,711      3,755,505              -      3,755,505

Issuance of common stock in
payment of penalties related
to conversion of 7% note,
at an average net price per
share of $5.06                             -              -         39,506        200,000              -        200,000

Issuance of common stock in
private placement, net of
offering costs of $222,147,
at an average net price per
share of $4.13                             -              -        916,000      3,785,353              -      3,785,353

Issuance of common stock in
payment of lease settlement
to a related party, at an
average net price per share
of $6.58                                   -              -          5,323         35,000              -         35,000

Issuance of Series A and B
convertible preferred stock,
net of offering costs of
$146,938 plus deemed
dividend, at an average net
value per share of $1,195.08           3,500      4,182,790              -              -       (875,000)     3,307,790

Deemed dividend of $50
per share on preferred stock               -              -              -              -       (175,000)      (175,000)

Issuance of common stock
under Employee Stock
Purchase Plan, at an average
price per share of $4.58                   -              -          1,000          4,583              -          4,583

Net loss for the year                      -              -              -              -     (8,233,032)    (8,233,032)
                                    -------------------------    -------------------------   ------------   ------------
Balance, end of 1996 (as restated)     3,500   $  4,182,790      8,714,652   $ 35,754,611   $(34,852,699)  $  5,084,702
                                    -------------------------    -------------------------   ------------   ------------
                                    -------------------------    -------------------------   ------------   ------------



See accompanying summary of significant accounting policies and notes to consolidated financial statements.

                                MONTEREY PASTA COMPANY
                        CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                    Years Ended
                                                                   ------------------------------------------
 See Note 12 - Supplemental Cash Flow Information                       1994           1995           1996
                                                                                 (as restated)
                                                                   ------------   ------------   ------------
 Cash flows from operating activities:
 Loss from continuing operations                                   $ (1,260,540)  $ (1,297,181)  $ (8,453,030)
 Adjustments to reconcile loss from continuing
  operations to net cash used in operating activities:
    Depreciation and amortization                                       369,645        685,742        918,585
    Allowances for bad debts, returns, adjustments                            -              -        771,018
      and spoils
    Unrealized interest income from held-to-
      maturity securities                                              (141,986)             -              -
    Inventory reserves                                                        -              -         15,000
    Loss on disposition and writedown of
      property and equipment                                                  -              -        571,554
    Expenses paid in common stock                                             -              -        228,363
    Changes in assets and liabilities:
              Accounts receivable                                      (376,613)      (379,103)    (1,199,134)
              Inventories                                              (546,193)      (199,950)      (425,001)
              Prepaid expenses, intangible
                assets and other                                       (829,523)      (947,732)     1,160,918
              Income taxes payable                                      (37,400)             -              -
              Accounts payable                                          538,563        738,745       (798,281)
              Accrued expenses                                          501,311        592,018      1,094,530
                                                                   ------------   ------------   ------------
         Net cash used in continuing operations                      (1,782,736)      (807,461)    (6,115,478)
         Net cash used in discontinued operations                    (9,971,057)    (7,668,088)    (1,967,602)
                                                                   ------------   ------------   ------------
         Net cash used in operating activities                      (11,753,793)    (8,475,549)    (8,083,080)
                                                                   ------------   ------------   ------------
 Cash flows from investing activities:
    Purchase of held-to-maturity securities                          (4,381,223)             -              -
    Redemption of held-to-maturity securities                         3,500,000      1,023,209              -
    Purchase of property and equipment                               (3,492,216)    (1,566,895)    (1,968,360)
    Proceeds from sale of property and equipment                              -              -         75,383
    Proceeds from sale of subsidiary                                          -              -          1,000
    Advances to related party                                                 -              -       (350,000)
                                                                   ------------   ------------   ------------
              Net cash used in investing activities                  (4,373,439)      (543,686)    (2,241,977)
                                                                   ------------   ------------   ------------
 Cash flows from financing activities:
    Increase in bank overdraft                                                -              -        845,372
    Proceeds from revolving line of credit                                    -              -     20,081,967
    Repayments on revolving line of credit                                    -              -    (19,194,071)
    Proceeds from long-term debt                                              -      4,010,549        457,474
    Debt issuance costs                                                       -              -        (64,951)
    Repurchase of common stock                                       (1,259,000)             -              -
    Repayment of long-term debt and capital
      lease obligations                                                (368,137)      (126,914)      (111,615)
    Proceeds from issuance of preferred stock                                 -              -      3,307,790
    Proceeds from issuance of common stock                           10,347,367      3,878,089      3,789,936
                                                                   ------------   ------------   ------------
              Net cash used in financing activities                   8,720,230      7,761,724      9,111,902
                                                                   ------------   ------------   ------------

 Net decrease in cash                                                (7,407,002)    (1,257,511)    (1,213,155)
 Cash and cash equivalents, beginning of period                      10,602,397      3,195,395      1,937,884
                                                                   ------------   ------------   ------------
 Cash and cash equivalents, end of period                          $  3,195,395  $   1,937,884  $     724,729
                                                                   ------------   ------------   ------------
                                                                   ------------   ------------   ------------


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

4.       NOTES, LOANS, AND CAPITALIZED LEASES PAYABLE



     Year-end debt consisted of the following:                1995                          1996
                                                          ------------                  ------------

     Credit Facility:
         Receivable and inventory revolver               $     52,375                 $    420,116
         Equipment revolver                                    63,178                      397,813
         Equipment term loan                                        -                      583,332
    7% Convertible note payable due October 1997            3,827,093                             -
    Capitalized leases payable
                                                               15,046                      234,184
                                                        -------------                --------------
                                                            3,957,692                    1,635,445
         Less current maturities                                    -                      901,166
                                                        -------------                --------------
                                                         $  3,957,692                 $    734,279
                                                        -------------                --------------


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
                                            -----------
                                            -----------


         7% CONVERTIBLE NOTE



         In October 1995, the Company issued a $4,000,000 7% convertible note payable to an investment company, originally due October 1997. The note was recorded net of $705,907 representing a beneficial conversion feature. This discount, representing additional yield to the investors, was amortized over the period from issuance to the first available conversion date. Accordingly, $533,000 and $172,907 were charged to interest expense in 1995 and 1996, respectively (see Note 6). During 1996, this note, plus accrued interest, was converted into 933,711 shares of common stock at an average price of $4.78 (net of offering costs) (see Note 6).



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


         The common conversion shares contain registration rights; the agreements relating to the Preferred Stock specify that delays in the effective registration date after November 1, 1996 result in certain penalties. As of December 29, 1996, $175,000 of such penalties, accrued in other liabilities in the accompanying balance sheets, are accounted for as deemed dividends in the accompanying statements of stockholders' equity. The penalties for Series A, plus an additional $90,000 relating to 1997, are payable in cash upon completion of a forthcoming private placement (see Note
18) and were subsequently paid in March 1997. Additional penalties will accrue if a pending amended Registration Statement covering the related conversion shares is not filed with the SEC by April 30, 1997; penalties for February, March and April 1997 are prospectively waived under the terms of the 1997 amendments.

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


         During 1996, the 7% convertible note payable plus accrued interest (see Note 4) was converted into 933,711 shares of common stock at an average gross price of $4.31 per share (before consideration of conversion discount and cost). Included in the accrued interest was $705,907 relating to a guaranteed discount from market price upon conversion, treated as interest expense and an increase in the amounts credited to common stock. In addition, 39,506 shares valued at $5.0625 per share were issued to the noteholder in payment of a penalty due to a delay in the registration of the conversion shares with the Securities and Exchange Commission.

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


                                                    1995             1996
                                                 ------------     ------------

    Net loss as reported                        $(22,576,509)     $(8,233,032)

    Additional compensation expense                 (383,714)        (291,232)
                                                -------------     ------------

    Pro forma net loss, as adjusted              (22,960,223)      (8,524,264)

    Deemed dividends on preferred stock
         (see Note 6)                                      -       (1,108,333)
                                                -------------     ------------

    Pro forma net loss attributable
         to common shareholders                 $(22,960,223)     $(9,622,597)
                                                -------------     ------------
                                                -------------     ------------

    Net loss per share (primary and
         fully diluted)                         $      (3.50)     $     (1.13)


    Additional compensation expense                    (0.06)           (0.04)
                                                -------------     ------------

    Pro forma net loss per share, as adjusted   $      (3.56)     $     (1.17)
                                                -------------     ------------
                                                -------------     ------------


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

No other single customer accounted for more than 10% of the revenues.


12. SUPPLEMENTAL CASH FLOW INFORMATION

                                                            1994         1995        1996
    CASH PAYMENTS:                                          ----         ----        ----
         Interest                                       $  19,379    $  18,308   $  313,155
         Debt issue costs                                    -            -          64,591

    NON-CASH OPERATING ACTIVITIES:
         Charges and adjustments to reserve for
              discontinued operations                        -       2,964,415      260,229

                                                           1994         1995        1996
    NON-CASH FINANCING AND INVESTING ACTIVITIES:           ----         ----        ----
         Conversion of long-term debt and accrued
              interest to common stock                  $    -       $    -      $ 4,461,412
         Capitalization of lease - purchase of
              equipment                                      -            -          271,091
         Deemed dividends on preferred stock                 -            -        1,050,000
         Transfer of fixed assets to assets held
              for sale                                       -            -          326,701
         Issuance of note receivable in
              sale of subsidiary                             -            -        2,500,000
         Issuance of common stock in payment for
              expenses or assets                        1,759,000         -          235,000
         Forgiveness of debt in connection with
              repurchase of common stock                  500,000         -             -


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

16. QUARTERLY INFORMATION (UNAUDITED)


    The summarized quarterly financial data presented below reflect all adjustments which, in the opinion of management, are of a normal and recurring nature necessary to present fairly the results of operations for the periods presented. The 1995 results for the fourth quarter have been restated to appropriately reflect the value of the 1995 portion of the contractual discount on convertible debt (see Notes 4, 6, and 19) as follows:


                                       As
                                    Previously                        As
                                     Reported      Adjustments      Restated
                                   ------------   ------------     ----------
Net sales                         $ 5,837,535       $       -     $  5,837,535
Gross profit                        2,242,499               -        2,242,499
Operating loss                       (910,506)              -         (910,506)
Loss from continuing operations      (851,695)       (533,000)      (1,384,695)
Net loss                          (10,089,485)       (533,000)     (10,622,485)

Earnings (loss) per primary and fully diluted common share (Note 14):

Continuing operations             $     (0.12)      $   (0.08)      $    (0.20)
Discontinued operations                 (1.36)              -            (1.36)
                                  ------------      ----------      ----------
                                  $     (1.48)      $   (0.08)      $    (1.56)
                                  ------------      ----------      ----------
                                  ------------      ----------      ----------


     The 1996 results for the first, second, and third quarters have been retroactively restated to reflect various corrections as follows:



                                          FIRST QUARTER                                     SECOND QUARTER
                            ------------------------------------------        ------------------------------------------
                                As                                               As
                            Originally                           As           Originally                           As
                             Reported      Adjustments        Adjusted         Reported      Adjustments        Adjusted
                             --------      -----------        --------         ---------     -----------        --------
Net sales                    6,261,734     (128,647) a        6,133,087        6,716,498             -          6,716,498
Gross profit                 2,679,762      (76,090) a        2,603,672        3,194,949             -          3,194,949
Operating loss                (239,969)    (241,665) b         (481,651)         (16,243)       (367,543) d      (383,786)
Loss from continuing
 operations                   (239,996)    (469,854) c         (709,850)         (82,939)       (367,543) d      (450,482)
Net loss                      (239,996)    (469,854) c         (709,850)         (82,939)            -            (82,939)


Earnings per primary and
 fully diluted common share:
Continuing operation        $    (0.03)  $    (0.07)         $    (0.10)     $     (0.01)     $    (0.04)     $     (0.05)
Discontinued operation             -            -                   -                -              0.04             0.04
                            -----------  -----------         -----------      -----------     -----------     ------------
Net loss                    $    (0.03)  $    (0.07)         $    (0.10)     $     (0.01)     $      -        $     (0.01)
                            -----------  -----------         -----------      -----------     -----------     ------------

     a. $128,647 in sales and $52,557 in related costs were previously inadvertently recorded in advance of passage of title.
     b. In addition to the $76,090 referred to in "a", the following corrections were made:
           Lease termination costs not accrued                 103,000
           Writeoff of leasehold improvements                   41,867
           Errors in capitalization of fixed assets
             and prepaid expenses                               56,000
           Interest expense improperly included
             in selling, general and administrative
             expenses                                          (55,292)
           Increase in reserves against receivables             19,990
                                                           -----------
                                                               165,565
                                                           -----------


     c. In addition to the $241,685 referred to in "a" and "b", interest expense was increased by $228,199, including the $55,292 reclassification described above and $172,907 in guaranteed conversion discount (see Notes 4 and 6).

     d. Reductions to the reserve for discontinued operations were previously netted against selling, general and administrative expenses in error.

In addition, consideration of deemed dividend discount on loss per share in Third Quarter resulted in an additional $.07 loss per share.




                                                 First         Second          Third         Fourth
                                               Quarter        Quarter        Quarter        Quarter           1995
                                               -------        -------        -------        -------           ----
    Year Ended 1995
Net Sales                                 $  3,840,535   $  3,948,334    $ 5,089,422   $  5,837,535    $18,715,826
Gross profit                                 1,469,933      1,724,565      2,167,450      2,242,499      7,604,447
Operating profit (loss)                        198,113       (267,282)       124,091       (910,506)      (855,584)
Income (loss) from                             198,113       (242,803)       132,204     (1,384,695)    (1,292,181)
  continuing operations
  Net loss                                $ (1,788,804)  $ (9,204,721)   $  (960,499)  $(10,622,485)  $(22,576,509)


Earnings/(loss) per primary and
  fully diluted common share  (Note 14):



  Continuing operations                          $0.03         ($0.04)         $0.02         ($0.20)        ($0.20)
  Discontinued operations                        (0.32)         (1.47)         (0.16)         (1.36)         (3.30)
                                          ------------    -----------    -----------    -----------   ------------

  Net loss                                      ($0.29)        ($1.51)        ($0.14)        ($1.56)        ($3.50)
                                          ------------    -----------    -----------    -----------   ------------
                                          ------------    -----------    -----------    -----------   ------------




                                              First          Second         Third          Fourth
                                             Quarter        Quarter        Quarter        Quarter         1996
                                          ------------    -----------    -----------    -----------   ------------
    Year Ended 1996

  Net Sales                               $  6,133,087    $ 6,716,498    $ 5,670,820    $ 5,971,998   $ 24,492,403
  Gross profit                               2,603,672      3,194,949        752,085      2,090,577      8,641,283
  Operating loss                              (481,651)      (383,786)    (5,957,038)    (1,345,395)    (8,167,870)
  Loss from continuing                        (709,850)      (450,482)    (5,924,928)    (1,367,770)    (8,453,030)
   operations

  Net loss                                $   (709,850)   $   (82,939)   $(5,924,928)   $(1,515,315)  $ (8,233,032)

Earnings/(loss)  per primary and
   fully diluted common share  (Note 14):

  Continuing operations                         ($0.10)        ($0.05)        ($0.75)        ($0.18)        ($1.16)
  Discontinued operations                         0.00           0.04           0.00          (0.01)         (0.03)
                                          ------------    -----------    -----------    -----------   ------------

  Net loss                                      ($0.10)        ($0.01)        ($0.75)        ($0.19)        ($1.13)
                                          ------------    -----------    -----------    -----------   ------------
                                          ------------    -----------    -----------    -----------   ------------



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

19. RESTATEMENT

     Subsequent to the issuance of the Company's 1995 and 1996 consolidated financial statements, the Company's management determined that the 1995 portion of the guaranteed contractual discount on conversion from market price on convertible debt (see notes 4 and 6) should have been recorded as a reduction in debt proceeds, interest expense in 1995, and together with the 1996 portion of the discount, as an increase to common stock in 1995. As a result, the 1995 and 1996 consolidated financial statements have been restated from amounts previously reported to reflect the appropriate recording of the 1995 portion of the guaranteed contractual discount on conversion price of convertible debt. A summary of the significant effects of this restatement are as follows:

                                         As Previously            As
                                           Reported            Restated
                                         --------------      ------------
For the year ended December 31, 1995:
 Interest income (expense), net          $     40,319        $   (492,681)

 Loss from continuing operations         $   (764,181)       $ (1,297,181)
 Net loss                                $(22,043,509)       $(22,576,509)

At December 31, 1995:
 Notes, loans and capitalized leases     $  4,130,599        $  3,957,692
 Common stock                            $ 27,268,263        $ 27,974,170
 Accumulated deficit                     $(25,036,667)       $(25,569,667)

Primary and fully diluted loss per share:
  Continuing operations                  $      (0.12)       $      (0.20)
                                         ------------        ------------
 Total net loss per common share         $      (3.42)       $      (3.50)
                                         ------------        ------------

     At December 29, 1996, common stock and accumulated deficit were each increased by $533,000 from previously reported amounts. There was no effect on net loss or earnings per share in 1996.

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

10.31 Note Purchase Agreement dated as of October 19, 1995 with GFL Advantage Fund Limited (incorporated by reference from Exhibit 10.3 to the 1995 S-3)
10.32 Convertible Note dated as of October 25, 1995, executed by the Company in favor of GFL Advantage Fund Limited (incorporated by reference from Exhibits with corresponding numbers filed with the 1995 Form 10-K)
10.33    Trademark Purchase (Burns) (incorporated by reference from Exhibit
         10.12 of the SB-2)
10.34 Purchase of Stock and Exhibits (Burns- Mortensen-Hill) (incorporated by reference from Exhibit 10.13 of the SB-2)
10.35 Non-Recourse Promissory Note (Hill-Mortensen) (incorporated by reference from Exhibit 10.15 of the SB-2)
10.36 Asset Purchase Agreement dated March 1, 1994 between Upscale Food Outlets, Inc., Lucca's Pasta Bar, Inc., Timothy John
         Morris and Marian Kathryn Morris (incorporated by reference from
         Exhibit 10.16 to the Company's 1993 Form 10-K)
10.39 Franchise Termination Agreement and Release dated as of March 27, 1996, among the Company, Upscale Food Outlets, Inc., Monterey
         Pasta Development Company, California Pasta Company, and James G. Schlicher (incorporated by reference from Exhibit 10.39 to the 1996
         Q1 10-Q)
10.40 Stock Purchase Agreement dated April 1, 1996 between Upscale Acquisitions, Inc. and the Company (incorporated by reference from Exhibit 10.40 filed with the 1996 Q1 10-Q)
10.41 Placement Agent Agreement dated April 12, 1996 between the Company and Spelman & Co., Inc. (incorporated by reference from Exhibit 10.41 filed with the 1996 Q1 10-Q)
10.44* The Company's 401(k) Plan, established to be effective as of January 1, 1996, adopted by the Board of Directors on June 7, 1996 (incorporated by reference from Exhibit 10.44 to the Company's original June 30, 1996 Quarterly Report on Form 10-Q filed on
         August 13, 1996 ("1996 Q2 10-Q"))
10.45* Directed Employee Benefit Trust Agreement dated June 17, 1996 between the Company and The Charles Schwab Trust Company, as Trustee of the Company's 401(k) Plan (incorporated by reference from Exhibit 10.45 to the 1996 Q2 10-Q)
10.46* Employment Agreement dated February 12, 1996 with Mr. Robert J. Otto (incorporated by reference from Exhibit 10.24 to the 1996 Q1 10-Q)
11       Computation of Net Loss per Share
16.1 Letter from Deloitte & Touche LLP dated October 31, 1996 (incorporated by reference to the Company's Report on Form 8-K/A filed November 8,
         1996)
21.1     Subsidiaries of the Company (Previously Filed)
27.1     Financial Data Schedule

         * Management contract or compensatory plan or arrangement covering executive officers or directors of Monterey Pasta Company and its subsidiary, Upscale Food Outlets, Inc.

                                      SIGNATURES

    Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the of San Francisco, State of California, on the 8th day of October, 1997.


    MONTEREY PASTA COMPANY



                                            By:  \s\ R. LANCE HEWITT
                                            ------------------------------
                                            R. Lance Hewitt
                                            Chief Executive Officer



                                            By: \s\ STEPHEN L. BRINKMAN
                                            -------------------------------
                                            Stephen L. Brinkman
                                            Chief Financial Officer