Form 10-Q
period 1997-09-28
MONTEREY PASTA CO
filed 1997-11-12
CIK 913032

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                            ------------------------

                                   FORM 10-Q

(Mark One)

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 28, 1997.

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
     For the transition period from:            to:            .

                       COMMISSION FILE NUMBER 0-22534-LA

                            ------------------------

                             MONTEREY PASTA COMPANY

         DELAWARE               77-0227341
      (State or other          (IRS Employer
      jurisdiction of         Identification
     incorporation or              No.)
       organization)

                              1528 MOFFETT STREET
                           SALINAS, CALIFORNIA 93905
                    (Address of principal executive offices)

                           TELEPHONE: (408) 753-6262
              (Registrant's telephone number, including area code)

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

    At November 10, 1997, 11,098,151 shares of common stock, $.001 par value, of the registrant were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             MONTEREY PASTA COMPANY

                                   FORM 10-Q

                               TABLE OF CONTENTS

                                                                                                                  PAGE
                                                                                                                  -----
PART I. FINANCIAL INFORMATION

            Item 1. Financial Statements

                       Condensed Consolidated Balance Sheets (unaudited) September 28, 1997 and December 29,
                         1996................................................................................           3

                       Condensed Consolidated Statements of Operations (unaudited) Third quarter ended
                         September 28, 1997 and September 29, 1996 and the nine months ended September 28,
                         1997 and September 29, 1996.........................................................           4

                       Condensed Consolidated Statements of Cash Flows (unaudited) Nine months ended
                         September 28, 1997 and September 29, 1996...........................................           5

                       Notes to Unaudited Consolidated Financial Statements..................................           6

            Item 2. Management's Discussion and Analysis of Financial Condition and Results of
            Operations.......................................................................................          10

PART II. OTHER INFORMATION

            Item 1. Legal Proceedings........................................................................          15

            Item 2. Changes in Securities....................................................................          15

            Item 3. Defaults Upon Senior Securities..........................................................          15

            Item 4. Submission of Matters to a Vote of Security Holders......................................          16

            Item 5. Other Information........................................................................          16

            Item 6. Exhibits and Reports on Form 8-K.........................................................          16

            Signature Page...................................................................................          17

            Exhibit Index....................................................................................          18

                         PART I. FINANCIAL INFORMATION

                             MONTEREY PASTA COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

                                                                                                 DECEMBER 29, 1996
                                                                             SEPTEMBER 28, 1997  -----------------
                                                                             ------------------
                                                                                (UNAUDITED)
                                                      ASSETS

Current assets:
  Cash and cash equivalents................................................   $        595,132    $       724,729
  Accounts receivable, net.................................................          1,643,072          1,669,366
  Inventories..............................................................          1,129,387          1,504,977
  Prepaid expenses and other...............................................          1,783,343            579,223
                                                                             ------------------  -----------------
    Total current assets...................................................          5,150,934          4,478,295

Property and equipment, net................................................          5,258,541          6,027,603

Intangible assets, net.....................................................            106,691            141,105
Deposits and other.........................................................            124,544            141,756
                                                                             ------------------  -----------------
    Total assets...........................................................   $     10,640,710    $    10,788,759
                                                                             ------------------  -----------------
                                                                             ------------------  -----------------

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Bank overdraft...........................................................   $        176,369    $       845,372
  Accounts payable.........................................................            630,273          1,543,184
  Accrued liabilities......................................................            740,957          1,292,472
  Current portion of long-term debt........................................          1,649,433            901,166
  Net liability from discontinued operations...............................            224,854            387,584
                                                                             ------------------  -----------------
    Total current liabilities..............................................          3,421,886          4,969,778
                                                                             ------------------  -----------------

Long-term debt.............................................................            344,345            734,279
                                                                             ------------------  -----------------

Commitments and contingencies..............................................                 --                 --

Stockholders' equity:
  Common stock.............................................................         38,763,190         35,754,611
  Subscription note receivable.............................................           (750,000)                --
  Preferred stock..........................................................          3,884,019          4,182,790
  Accumulated deficit......................................................        (35,022,730)       (34,852,699)
                                                                             ------------------  -----------------
  Total stockholders' equity...............................................          6,874,479          5,084,702
                                                                             ------------------  -----------------
    Total liabilities and stockholders' equity.............................   $     10,640,710    $    10,788,759
                                                                             ------------------  -----------------
                                                                             ------------------  -----------------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                             MONTEREY PASTA COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                               THIRD QUARTER ENDED                      NINE MONTHS ENDED
                                      --------------------------------------  --------------------------------------
                                      SEPTEMBER 28, 1997  SEPTEMBER 29, 1996  SEPTEMBER 28, 1997  SEPTEMBER 29, 1996
                                      ------------------  ------------------  ------------------  ------------------
Net revenues from continuing
  operations........................    $    5,199,556      $    5,670,820      $   17,287,689      $   18,520,405
Cost of sales.......................         3,247,171           4,918,735          10,075,625          11,969,699
                                      ------------------  ------------------  ------------------  ------------------
Gross profit........................         1,952,385             752,085           7,212,064           6,550,706
Selling, general and administrative
  expenses..........................         1,603,049           6,284,509           6,640,576          12,893,275
Loss on disposition or impairment of
  assets............................                --             424,614             259,480             479,906
                                      ------------------  ------------------  ------------------  ------------------
Operating income (loss).............           349,336          (5,957,038)            312,008          (6,822,475)
Other income (expense)..............               106              (3,512)                106              (3,512)
Interest income (expense), net......           (65,855)             35,622            (177,224)           (259,273)
                                      ------------------  ------------------  ------------------  ------------------
Income (loss) from continuing
  operations before provision for
  income taxes......................           283,587          (5,924,928)            134,890          (7,085,260)
Provision for income taxes..........            (8,924)                 --             (23,906)                 --
                                      ------------------  ------------------  ------------------  ------------------
Net income (loss) from continuing
  operations........................           274,663          (5,924,928)            110,984          (7,085,260)
Net recovery (loss) from
  discontinued operations...........                --                  --              36,882             367,543
Net income (loss)...................    $      274,663      $   (5,924,928)     $      147,866      $   (6,717,717)
                                      ------------------  ------------------  ------------------  ------------------
                                      ------------------  ------------------  ------------------  ------------------
Net income (loss) per common share
  and common equivalent share:

Net income (loss) from continuing
  operations attributable to common
  shareholders......................    $      174,196      $   (6,541,317)     $     (148,580)     $   (7,701,649)
                                      ------------------  ------------------  ------------------  ------------------
                                      ------------------  ------------------  ------------------  ------------------
Primary and fully diluted income
  (loss) per share:
  Continuing operations.............    $         0.02      $         (.75)     $        (0.01)     $        (0.94)
  Discontinued operations...........    $           --      $                   $           --      $          .04
                                      ------------------  ------------------  ------------------  ------------------
Net income (loss) per share.........    $         0.02      $        (0.75)     $        (0.01)     $        (0.90)
                                      ------------------  ------------------  ------------------  ------------------
                                      ------------------  ------------------  ------------------  ------------------
Weighted average common and common
  equivalent shares outstanding.....        10,879,140           8,713,916          10,154,644           8,130,471

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                             MONTEREY PASTA COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                                      NINE MONTHS ENDED
                                                                            --------------------------------------
                                                                            SEPTEMBER 28, 1997  SEPTEMBER 29, 1996
                                                                            ------------------  ------------------
Cash flows from operating activities:
Net income (loss) from continuing operations..............................   $        110,983     $   (7,085,260)
Adjustments to reconcile net loss to net cash used in operating activities:
  Restructuring Charge....................................................                               104,230
  Depreciation and amortization...........................................            706,720            664,983
  Decrease in tax benefit valuation allowance.............................                                13,057
  Loss on sale or impairment of assets....................................            259,480            413,294
  Discount on convertible debt............................................                 --            172,907
  Reserve for inventory spoils, returns, allowances and bad debts.........                               528,782
  Expenses paid in common stock options...................................             28,243                 --
  Changes in reserves against receivables.................................           (439,507)                --
  Changes in assets and liabilities:
    Accounts receivable...................................................            465,801         (1,405,295)
    Inventories...........................................................            375,590           (155,535)
    Prepaid expenses and other............................................         (1,186,908)           463,627
    Accounts payable......................................................           (912,912)           287,620
    Accrued liabilities...................................................           (767,269)           662,782
                                                                            ------------------  ------------------
  Net cash used in continuing operations..................................         (1,359,779)        (5,344,808)
  Net cash used in discontinued operations................................           (125,847)        (1,940,019)
                                                                            ------------------  ------------------
    Net cash used in operating activities.................................         (1,485,626)        (7,274,827)
                                                                            ------------------  ------------------
Cash flows from (used by) investing activities:
  Proceeds from sale of assets............................................            159,504             70,383
  Purchase of intangibles and other assets................................                 --            (93,987)
  Purchase of property and equipment......................................           (272,273)        (1,529,474)
                                                                            ------------------  ------------------
    Net cash used by investing activities.................................           (112,769)        (1,553,078)
                                                                            ------------------  ------------------
Cash flows from (used by) financing activities:
  Decrease in bank overdrafts.............................................           (669,002)                --
  Repayment of long-term debt and capital lease obligations...............           (443,659)                --
  Securities issue costs..................................................            (50,492)                --
  Net proceeds from issuance of common stock..............................          1,982,057          3,816,206
  Net proceeds from issuance of preferred stock...........................                 --          3,380,000
  Deemed dividends on preferred stock.....................................           (102,142)                --
  Credit facilities borrowings............................................         14,628,913          7,984,303
  Credit facilities repayments............................................        (13,876,877)        (6,970,701)
                                                                            ------------------  ------------------
    Net cash provided by financing activities.............................          1,468,798          8,209,808
                                                                            ------------------  ------------------
Net decrease in cash......................................................           (129,597)          (618,097)

Cash and cash equivalents at beginning of period..........................            724,729          1,937,884
                                                                            ------------------  ------------------
Cash and cash equivalents at end of period................................   $        595,132     $    1,319,787
                                                                            ------------------  ------------------
                                                                            ------------------  ------------------

  The accompanying notes are an integral part of these consolidated financial statements.

                             MONTEREY PASTA COMPANY

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

    The condensed consolidated financial statements have been prepared by Monterey Pasta Company (the "Company") and are unaudited. Certain amounts shown in the 1996 financial statements have been reclassified to conform with the current presentation. The financial statements have been prepared in accordance with the instructions for Form 10-Q; therefore, they do not necessarily include all information and footnotes required by generally accepted accounting principles and should be read in conjunction with the Company's 1996 Annual Report on Form 10-K, as amended by Form 10-K/A. In the opinion of the Company, all adjustments necessary to present fairly the Company's consolidated financial position, results of operations and cash flows as of September 28, 1997, and for all periods presented have been recorded. All such adjustments are of a normal and recurring nature, with the exception of $172,907 and $533,000 in interest expense for the quarters ended March 31, 1996, and December 31, 1995, respectively, representing guaranteed contractual discount on debt converted to common stock in 1996. A description of the Company's accounting policies and other financial information is included in the audited consolidated financial statements as filed with the Securities and Exchange Commission in the Company's Form 10-K for the year ended December 29, 1996, as amended by Form 10-K/A. The consolidated results of operations for the interim quarterly periods are not necessarily indicative of the results expected for the full year.

2. STATEMENT OF CASH FLOWS

NON-CASH INVESTING AND FINANCING ACTIVITIES:

    During the first quarter ended March 30, 1997, $298,771 of Preferred Series B Stock was converted into 160,256 shares of Common Stock (see Note 8). During that period, options to purchase 50,000 shares of the Company's Common stock at $1.88 per share, valued at $22,357, were granted in lieu of fees to a consultant who later became a Director of the Company. In connection with the March 1997 Private Placement of 1,600,000 shares of Common Stock, $108,000 of offering costs were retained by the Placement Agent out of the net proceeds (see Note 8). Deemed dividends to Series A Preferred Stockholders of $95,000 were accrued during the three months ended March 30, 1997. During the second quarter ended June 29, 1997, 500,000 shares of Common Stock were sold at $1.88 per share to the Company's interim Chief Executive Officer in return for a full recourse note totalling $1,031,250 (see Note 8). During the third quarter ended September 28, 1997, 150,000 of these shares were forfeited, resulting in a reversal of $281,250 of the note. In the third quarter, equipment leases with an original principal value of $49,955 were capitalized. Also, during the third quarter, the Company accrued $62,500 payable in shares of common stock to reflect a 1996 dividend to Series A Preferred Stockholders (dividend of $50,000 payable in shares at 80% of market price to be paid upon effective date of a related S-3 Registration Statement -- See Note 8). Finally, $115,571, payable in shares of Common Stock and due upon effectiveness of Registration Statement, has been accrued through third quarter and accounted for as a deemed dividend to Private Placement Stockholders (see Note 8).

3. NEW ACCOUNTING PRONOUNCEMENTS

    In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share." This pronouncement provides a different method of calculating earnings per share than is currently used in accordance with APB No. 15, "Earnings per Share." SFAS No. 128 provides for the calculation of Basic and Diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the

                             MONTEREY PASTA COMPANY

3. NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED) weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. Calculations under the new standard, which will be adopted as of the year ended December 28, 1997, are expected to reflect no significant difference from those under the current method.

    In February 1997, the Financial Accounting Standards Board issued SFAS No. 129, "Disclosure of Information about Capital Structure" ("SFAS 129"). SFAS No. 129 establishes disclosure requirements regarding pertinent rights and privileges of outstanding securities. Examples of disclosure items regarding securities include, though are not limited to, items such as dividend and liquidation preferences, participation rights, call prices and dates, conversion or exercise prices or rates. The number of shares issued upon conversion, excercise or satisfaction of required conditions during at least the most recent annual fiscal period and any subsequent interim period must also be disclosed. Disclosure of liquidation preferences of preferred stock in the equity section of the statement of financial condition is also required. This standard will also be adopted as of the year ended December 28, 1997.

4. INVENTORIES

    Inventories consist of the following:

                                                         SEPTEMBER 28, 1997  DECEMBER 29, 1996
                                                         ------------------  -----------------
Production - Ingredients...............................    $      441,664      $     591,853
Production - Finished Goods............................           424,762            654,640
Paper goods and packaging materials....................           317,961            313,484
                                                         ------------------  -----------------
                                                           $    1,184,387      $   1,559,977
Reserve for spoils and obsolescence....................           (55,000)           (55,000)
                                                         ------------------  -----------------
                                                           $    1,129,387      $   1,504,977
                                                         ------------------  -----------------
                                                         ------------------  -----------------

5. PROPERTY AND EQUIPMENT

    Property, plant and equipment consists of the following:

                                                         SEPTEMBER 28, 1997  DECEMBER 29, 1996
                                                         ------------------  -----------------
Machinery and equipment................................    $    4,197,987      $   4,187,534
Leasehold improvements.................................         1,781,331          1,748,780
Computer equipment.....................................           510,301            309,981
Office furniture and equipment.........................           224,023            443,604
Vehicles...............................................           233,942            574,877
Assets held for sale...................................           160,700            326,701
                                                         ------------------  -----------------
                                                           $    7,108,284      $   7,591,477
Less accumulated depreciation and amortization.........        (2,004,144)        (1,588,242)
                                                         ------------------  -----------------
                                                                5,104,140          6,003,235
Construction in progress...............................           154,401             24,368
                                                         ------------------  -----------------
                                                           $    5,258,541      $   6,027,603
                                                         ------------------  -----------------
                                                         ------------------  -----------------

                             MONTEREY PASTA COMPANY

6. NOTES, LOANS, AND CAPITALIZED LEASES PAYABLE

    Components of debt include the following:

                                                         SEPTEMBER 28, 1997  DECEMBER 29, 1996
                                                         ------------------  -----------------
Credit Facility:
  Receivable line......................................    $      785,474      $     116,747
  Inventory line.......................................           157,095            303,369
  Installment note.....................................           400,000
  Equipment revolver...................................                --            397,813
  Equipment term loan..................................           414,149            583,332
Capitalized leases.....................................           237,060            234,184
                                                         ------------------  -----------------
                                                                1,993,778          1,635,445

  Less current maturities..............................         1,649,433            901,166
                                                         ------------------  -----------------
Long term portion......................................    $      344,345      $     734,279
                                                         ------------------  -----------------
                                                         ------------------  -----------------

    CAPITALIZED LEASES PAYABLE

    The Company leases certain equipment under capitalized leases, including refrigeration equipment located at retail sites of the Company's single largest customer. The original arrangements with the customer (since now changed) called for title of the equipment to be transferred to the customer if it carries Company products continuously through August of the year 2000. In April 1997, the Company was informed that due to extensive remodeling at certain retail locations, a portion of the equipment was no longer needed and has since been returned to the Company. The returned equipment is expected to be placed at other retail customer sites during 1997.

7. INCOME TAXES

    Federal and California State income taxes for the quarter and nine months ended September 28, 1997 were fully offset by net operating losses generated in prior periods. The provision for income taxes in the accompanying statement of operations for the quarter and nine months ended September 28, 1997, consists of minimum State income taxes and franchise fees for jurisdictions other than California.

8. STOCKHOLDERS' EQUITY

    COMMON STOCK

    In March, 1997, the Company completed the sale of approximately $1,980,000, net of expenses, of its common stock in a private offering to accredited investors at a gross price of $1.35 per share for 1,600,000 shares. The shares of common stock are restricted securities with registration rights. Purchasers of the private placement receive, from the date of issuance until the date the shares are registered, additional guaranteed yield at the rate of eight percent (8%) per annum. This yield, totalling $115,571 for the nine months ended September 28, 1997, was payable in shares, and has been accounted for as a deemed dividend attributable to these shares of common stock. An additional $10,900 was accrued through October 23, 1997, the day before the Company's Registration Statement on form S-3 was declared effective, for a total of $126,471. Accordingly, in November 1997, 77,087 shares were issued to the holders of private placement shares based on the October 24, 1997 price of $1.64 per share. Sentra Securities Corporation, acting as placement agent, received $108,000 in execution and expense fees, and warrants to

                             MONTEREY PASTA COMPANY

8. STOCKHOLDERS' EQUITY (CONTINUED)
purchase 532,800 shares of common stock exercisable at a price of $2.25 per share, for a term of three years. The net proceeds from the offering are being used by the Company for advertising, marketing, promotion, capital equipment and working capital.

    On April 30, 1997, the Company's interim Chief Executive Officer purchased 550,000 shares of restricted Common Stock at $1.88 per share with a full recourse 7% note due December 31, 1997. The shares, subject to certain time-served and performance requirements, are repurchaseable by the Company at the issuance price (with cancellation of any related interest income) if they do not vest under the restictions. Of the total, 300,000 shares have fully vested and are no longer subject to repurchase, and 150,000 were forfeited due to a performance condition expiring on June 30, 1997, and were treated as canceled effective July 1, 1997. The remaining 100,000 were forfeited due to a performance condition expiring September 30, 1997, and will be treated as canceled effective October 1, 1997.

    PREFERRED STOCK

    The Company's agreements for Series A and B Convertible Preferred stock, originally issued in August 1996, were amended in February and early April, 1997. The original agreements provided for certain dividends, as well as penalties if the related Common conversion shares were not registered by November 1, 1996.

    Under the amended agreements, which called for the exchange of the unconverted Series A and B shares for new Series A-1 and B-1 shares, $240,000 was paid to the holders of the Series A-1 stock on March 31, 1997, in lieu of all prior penalties. $30,000 was paid to the holders of Series B-1 on April 4, 1997, in lieu of all prior penalties and dividends. An additional $13,755 in penalties was incurred during the period from May 1, 1997 to May 6, 1997, the date of filing of the amended Registration Statement covering the related conversion shares. Of this amount, $11,613 remains in accrued liabilities at September 28, 1997. The amended agreement for the Series B-1 Convertible Preferred stock called for additional penalties if the Registration Statement was not declared effective by July 31, 1997. The Registration Statement was not declared effective until October 24, 1997. Therefore, beginning August 1, 1997, additional penalties of $2,500 per week have accrued to the holder of the B-1 Convertible Preferred Stock with a total of $21,071 recorded as an accrued liability at the end of the third quarter. An additional $8,929 was incurred through October 23 with the sum of $30,000 paid to the holder of the B-1 Convertible Preferred Stock on November 3, 1997.

    In lieu of dividends for Series A-1 called for under the original agreements, the Company agreed to pay a total amount of $50,000 to holders of the new Series A-1 stock, constituting an annualized dividend equal to four percent (4%) of the purchase price of the Series A Preferred Stock through December 28, 1996. The dividend was paid in the form of 37,037 shares of the Company's common stock based on 80% of the $1.6875 per share market price on the day the Registration Statement was effective. The market value of the stock distributed, $62,500, is recorded as a liability as of September 28, 1997. No additional dividends will be payable on the Series A-1 stock.

    During March, 1997, one-half of the Series B Convertible Preferred stock, with a face amount of $250,000 and a total book value of $298,771, was converted into 160,256 shares of Common Stock having a market value of $312,500. Holders of the remaining unconverted Series B-1 stock received an 8% annual dividend from April 1, 1997 forward, payable in each quarter; with $5,000 recorded as a liability at September 28, 1997. This remaining Series B-1 Preferred Stock was converted to 207,894 shares of common stock in October, 1997.

9. LITIGATION AND CONTINGENCIES

    A former CEO and Director of the Company has filed a lawsuit against the Company alleging breach of an employment contract. The Company believes this suit is without merit and will vigorously defend its position. There are no additional proceedings at this time to which the Company is a party or to which any of its property is subject. The Company's former restaurant subsidiary, Upscale Food Outlets, Inc. is a defendant in approximately four lawsuits alleging breach of lease relating to restaurants closed in 1995 and 1996 and other vendor related cases. Although there can be no assurance given as to the results of such legal proceedings, based upon information currently available, management does not believe these proceedings will have a material adverse effect on the financial position or results of operations of the Company.

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

BACKGROUND

    Monterey Pasta Company was incorporated in June, 1989 as a producer of refrigerated gourmet pasta and sauces to restaurants and grocery stores in the Monterey, California area. The Company has since expanded its operations to provide its products to grocery and club stores throughout the United States. The Company's overall strategic plan is to enhance the value of the Monterey Pasta Company brand name by distributing its gourmet pasta products through multiple points of distribution.

    The Company sells its pasta and pasta sauces through leading grocery store chains and club stores. As of September 28, 1997 more than 65 grocery and club store chains with over 2,850 locations offered the Company's products. In addition, on September 26, 1997, the Company entered into an agreement with Sam's Club Stores (a division of Walmart) to supply product to every Sam's store which can stock refrigerated pasta products. This twelve month agreement effectively triples the Company's current Sam's Club distribution from approximately 95 stores to approximately 300 stores. As a result, the Company believes it is now the first refrigerated upscale gourmet pasta company to be truly national in scope. Future plans include the expansion of its distribution to grocery and club stores in its current market area, entry into health food stores equipped for refrigerated products, and further penetration in other geographic regions of the U.S with existing and new products.

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

    As part of its expansion program, the Company has developed, and is continuing to develop new products for the consumer, in addition to revising advertising and promotional activities for its retail grocery and club store accounts. There can be no assurance that the Company will be able to increase its net revenues from grocery and club stores. Because the Company will continue to make expenditures associated with the expansion of its business, the Company's results of operations may be affected.

RESULTS OF OPERATIONS

    Net revenues from continuing operations were $5,200,000 for the third quarter ended September 28, 1997, as compared to $5,671,000 for the third quarter ended September 29, 1996. For the nine months ended September 28, 1997, net revenues decreased $1,232,000 to $17,288,000 from $18,520,000 for the nine months ended September 29, 1996. The decrease in sales over last year results primarily from the Company's discontinuance of aggressive market expansion programs that, while increasing net revenues significantly, also increased sales and administrative costs resulting in operating losses. Additionally, as part of management's new marketing strategy, the Company discontinued doing business with selected retail chains that demonstrated low volumes, high product returns, or lower than expected margins.

    Gross profit was $1,952,000 or 38% of net revenues for the third quarter of 1997, compared to $752,000 or 13% for the third quarter of 1996. For the nine months ended September 28, 1997, gross profit was $7,212,000 or 42% compared to $6,551,000 or 35% for the nine months ended September 29, 1996. This compares to a 35% gross margin for the year ended December 29, 1996. Gross profit improvement was due to an emphasis on improving margins through elimination of marginal accounts and better management of pricing and allowances.

    Selling, general and administrative expenses for the third quarter ended September 28, 1997, were $1,603,000, a decrease of 74% when compared to $6,285,000 in the third quarter of 1996. For the nine months ended September 28, 1997, selling, general and administrative expenses decreased $6,252,000 to $6,641,000 from $12,893,000 when compared to the same period in 1996. The most significant expense declines are in the Sales and Marketing area with reduced slotting, promotion, advertising , and Direct Store Delivery expenses, salaries with an overall reduction of over 35% in staffing, and corporate overhead expense reduction achieved through consolidation of operations into one location at Salinas, California. The 1996 results also included the writeoff of nonrecoverable advertising and slotting fees totaling $800,000 in the third quarter ended September 29, 1996. The Company believes that ongoing and recently completed cost reduction programs will result in additional reductions of future overhead costs.

    Depreciation and amortization expense, included in cost of sales and selling, general and administrative expenses, was $260,000 or 5% of net revenues for the quarter ended September 28, 1997, compared to $222,000 or 4% of net revenues for the quarter ended September 29, 1996. For the nine months ended September 28, 1997, depreciation and amortization expense was $746,000 or 4% of net revenues, compared to $663,000 for the same period last year (4% of net revenues).

    There was no gain or loss on disposition or impairment of fixed assets for the third quarter ended Sepember 28, 1997, compared to a loss of $425,000 for the third quarter last year. For the nine months ended September 28, 1997, loss on disposition of fixed assets was $259,000 compared to $480,000 for the nine months ended September 29, 1996. The 1996 loss included $383,000 in impairment charges reducing certain obsolete and/or excess assets to their estimated fair value. The Company still holds $161,000 in assets for sale as of the end of the third quarter ended September 28, 1997.

    Net interest expense was $66,000 for the quarter ended September 28, 1997, compared to net interest income of $36,000 for the same quarter in 1996. In 1996, private placement funds received in April had not been completely expended. For the nine months ended September 28, 1997, net interest expense was $177,000 compared to $259,000 for the nine months ended September 29, 1996. The net decline in year-to-date interest expense is attributable to a one time first quarter charge of $172,000 in 1996 relating to guaranteed conversion discount on a 7% note converted to common stock in 1996, offset partially by higher bank borrowings in 1997.

LIQUIDITY AND CAPITAL RESOURCES

    As of September 28, 1997 the Company had existing cash and cash equivalents of $595,000. Management believes that the Company's existing credit facilities and cash generated from continuing operations will provide adequate funding to meet its needs through 1998. On July 24, 1997, the Company negotiated favorable credit terms with a new lender, and changed its primary banking relationship to the lender as a condition of the reduced interest credit facility. The new credit facility also offers a potential interest rate reduction of 1.5% from current levels based on the achievement of certain profitability as of fiscal 1997 year-end.

    During the nine month period ended September 28, 1997, $1,486,000 of cash was used in the Company's operations, compared to $7,275,000 used in the same period last year, which related to the operating losses from continuing operations and expenditures related to discontinued operations.

SALES AND MARKETING

    The Company continues to increase its focus on building sales volume while reducing product returns and maintaining margins. Recent additions to distribution with national acceptance at Sam's Club, a division of WalMart, and Cub Foods Colorado are the result of management's efforts to add profitable growth to the Company's sales base.

    Monterey Pasta's products are made with no preservatives or artificial ingredients. Using this point of difference, the Company plans to expand distribution channels by selling through natural and organic food retailers, whose growth has exceeded 20% annually over the last four years. Monterey Pasta has also developed a line of Mexican-style pastas and sauces aimed at the rapidly growing Mexican food market.

MAJOR CUSTOMERS

    One of the Company's retail customers, Price-Costco, accounted for 47% of the Company's sales for the nine months ended September 29, 1997. Another customer , Safeway, accounted for 10% of revenues for the period. No other customer accounted for greater than 10% of revenues for the period. During the same period last year, Price-Costco and Safeway Stores, accounted for 44% and 10% respectively of the Company's sales.

BUSINESS RISKS

    Certain characteristics and dynamics of the Company's business and of financial markets generally create risks to the Company's long-term success and to predictable quarterly results. These risks include:

    - RECENT OPERATING LOSSES: NO ASSURANCE OF CONTINUING PROFITABILITY. The Company's profitability began to decline in 1994 when, in the second quarter, the Company reported its first operating loss from continuing operations. The Company reported additional operating losses from continuing operations in nine of thirteen quarters since then. The Company's net income from continuing operations for the third quarter ended September 28, 1997, was $275,000, a second straight profitable quarter. The second quarter of 1997 showed a net income from continuing operations of $183,000. As of September 28, 1997, the Company had an accumulated deficit of $35,023,000. There can be no assurance that the Company will maintain profitability in the long term.

    - LIQUIDITY; NEED FOR ADDITIONAL CAPITAL. Management believes that it has sufficient resources to provide adequate liquidity to meet the Company's planned capital and operating requirements through 1998. Thereafter, the Company's operations may need to be funded either with funds generated through operations or with additional debt or equity financing. If the Company's operations do not provide cash sufficient to fund its operations and the Company seeks outside financing, there can be no assurance that the Company will be able to obtain such financing when needed, on acceptable terms, or at all. In addition, any future equity financing or convertible debt financing would cause the Company's shareholders to incur dilution in net tangible book value per share of Common Stock.

    - KEY PERSONNEL; MANAGEMENT TRANSITION. The success of the Company depends on the efforts of key management personnel. On August 1, 1997, the interim Chief Executive Officer was replaced by a permanent Chief Executive Officer. On September 18, 1997 the Company appointed a new Chief Financial Officer. Neither officer has previously been a part of the Company's management team. The Company's success will depend on its ability to operate under new management, to effect a smooth transition to new management with minimal disruption in operations, and to motivate and retain key employees and officers. There can be no assurance that the Company will be able to effect a smooth transition from its prior management team to a new management team, that new officers will be able to perform effectively, or that significant management turnover will not continue in the future. At September 28, 1997, there are no keyman insurance policies in place.

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

    - EFFECTIVENESS OF REGISTRATION STATEMENT. The SEC declared the Company's Registration Statement on Form S-3 effective as of October 24, 1997. As a result, holders of an aggregate of up to 5,782,869 shares of the Company's common stock may now sell their shares in the public market. Substantial sales by such stockholders could have a negative effect on the price of the Company's common stock.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    On August 5, 1997, Lance H. Mortensen, former President, Chief Executive Officer and Director of the Company, filed a complaint against the Company for breach of contract and breach of the implied covenant of good faith and and fair dealing. Mr. Mortensen alleges that he is entitled to at least $310,919 pursuant to a written employment agreement. That agreement contained a binding arbitration provision. The Company intends to vigorously contest Mr. Mortensen's claim through binding arbitration.

ITEM 2. CHANGES IN SECURITIES

    In March and April 1997 the Company issued Series A-1 and Series B-1 Preferred Stock in exchange for its outstanding Series A and Series B Preferred Stock, respectively. The 4% annual dividends on the Series A and Series B Preferred Stock were replaced in the case of the Series A-1 Preferred with no dividend and, in the case of the Series B-1 Preferred, with an 8% dividend. In lieu of dividends on the Series A-1 Preferred Stock, the Company agreed to issue the holder of the Series A-1 Preferred Stock $50,000 of Common Stock priced at 80% of the fair market value of the Company's Common Stock as of the date its Registration Statement on Form S-3 was declared effective. On October 24, 1997, the date the Registration Statement was declared effective, the closing price of the Company's common stock was $1.6875, resulting in the issuance of 37,037 shares of Common Stock. The Series A-1 and B-1 Preferred Stock are convertible into Common Stock at 80% of the average Closing Price of the Common Stock on the five days prior to conversion, as were the Series A and Series B Preferred Stock; however, the highest conversion price has been reduced for both series from $9.00 to $4.40. The Company's series B-1 Preferred Stock was converted into 207,894 shares of common stock in October, 1997.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    As of September 28, 1997, the Company had 3,250 shares of Series A-1 and B-1 Convertible Preferred stock outstanding, convertible into shares of Common Stock at 80% of the market price of the Common shares, not to exceed $4.40 per share. Under the agreements with the Preferred stockholders, amended in 1997, $240,000 and $30,000 were paid on March 31, 1997 and April 4, 1997, respectively, in lieu of certain dividends and penalties for non-registration of the Common shares. Additional penalties totaling $13,755 were incurred for the period from May 1 to May 6, 1997, the date of filing of the Pre-effective Amendment No. 1 to Registration Statement on Form S-3 covering the related conversion shares. Further penalties of $2,500 per week have accrued to the holder of Series B-1 Preferred Stock from August 1, 1997, to the date the Registration Statement was declared effective, and an additional $21,071 was accrued at the end of the third quarter. The Registration Statement was declared effective October 24, 1997 and, as of that date, the outstanding shares of Series B-1 Preferred Stock have been converted into 190,111 shares of common stock. Additional penalties from September 29 through October 23 were $8,929, for a total of $30,000 since paid.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    During the September 18, 1997 annual Stockholders' meeting the following matters were submitted to a vote of the Stockholders and were approved as submitted:

    The election of the following nine directors to hold office for the ensuing year and until their successors are elected and qualified with 6,571,481 votes of a total of 11,026,133 shares entitled to vote:

                                R. Lance Hewitt
                             Kenneth A. Steel, Jr.
                               Charles B. Bonner
                               Daniel J. Gallery
                                 Floyd R. Hill
                                Timothy J. Ryan
                                Robert F. Steel
                                  Van Tunstall
                                   James Wong

    The appointment of BDO Seidman, LLP as the independent public accountants for the year ending December 28, 1997 with 6,645,552 votes of a total of 11,026,133 shares entitled to vote.

ITEM 5. OTHER INFORMATION

    None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    None

                                   SIGNATURES

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                MONTEREY PASTA COMPANY

Date:  November 12, 1997        By:             /s/ R. LANCE HEWITT
                                     -----------------------------------------
                                                  R. Lance Hewitt
                                              CHIEF EXECUTIVE OFFICER

                                By:           /s/ STEPHEN L. BRINKMAN
                                     -----------------------------------------
                                                Stephen L. Brinkman
                                              CHIEF FINANCIAL OFFICER

                               INDEX TO EXHIBITS

  NUMBER     EXHIBIT TITLE
-----------  --------------------------------------------------------------------------------------------------------
      2.1    Agreement and Plan of Merger dated August 7, 1996 by and between Monterey Pasta Company, a California corporation and Monterey Pasta Company, a Delaware corporation (incorporated by reference from Exhibit
               A to the Company's Proxy Statement for the Special Meeting of Shareholders held on August 1, 1996, filed with the Securities and Exchange Commission on June 27, 1996 ("1996 Proxy"))
      3.1    Certificate of Incorporation dated August 1, 1996 (incorporated by reference from Exhibit B to the 1996
               Proxy)
      3.2    Certificate of Designations of Series A Convertible Preferred Stock (incorporated by reference from
               Annex I to the Subscription Agreement dated July 31, 1996, filed as Exhibit 4.1 to the 1996 Proxy)
      3.3    Certificate of Designations of Series B Convertible Preferred Stock (incorporated by reference from
               Annex I to the Subscription Agreement dated August 9, 1996, filed as Exhibit 4.3 to the 1996 Proxy)
      3.4    Bylaws of the Company (incorporated by reference from Exhibit C to the Company's 1996 Proxy)
      3.5    Certificate of Designations of Series A-1 Convertible Preferred Stock (incorporated by reference from
               Exhibit 3.5 filed with the Company's Annual Report on Form 10-K/A on April 29, 1997 ("1996 Form
               10-K/A"))
      3.6    Certificate of Designations of Series B-1 Convertible Preferred Stock (incorporated by reference from
               Exhibit 3.6 filed with the Company's 1996 Form 10-K/A)
      4.1    Subscription Agreement, dated as of July 31, 1996 (incorporated by reference from Exhibit 4.1 filed with the Company's Registration Statement on Form S-3 on August 23, 1996)
      4.2    Registration Rights Agreement, dated as of July 31, 1996 (incorporated by reference from Exhibit 4.2 filed with the Company's Registration Statement on Form S-3)
      4.3    Subscription Agreement, dated August 9, 1996 (incorporated by reference from Exhibit 4.3 filed with the
               1996 Form S-3)
      4.4    Registration Rights Agreement, dated as of August 9, 1996 (incorporated by reference from Exhibit 4.4 filed with the 1996 Form S-3)
      4.5    Form of Warrant for purchase of the Company's Common Stock, dated as of July 1, 1996 (incorporated by reference from Exhibit 4.5 filed with the 1996 Form S-3)
      4.6    Form of Registration Rights Agreement dated April 1996, among the Company, Spelman & Co., Inc. and investor (incorporated by reference from Exhibit 4.6 with the Company's original March 31, 1996,
               Quarterly Report on Form 10-Q on August 13, 1996 (the "1996 Q1 10-Q"))
      4.7    Shareholder Rights Agreement dated as of May 15, 1996 between the Company and Corporate Stock Transfer, as rights agent (incorporated by reference from Item 2 of Form 8-A filed with the Securities and
               Exchange Commission on May 28, 1996)
      4.8    Form of Subscription Agreement dated April 1996, among the Company, Spelman & Co., Inc. and investor
               (incorporated by reference from Exhibit 4.8 filed with 1996 Form 10-K/A)
      4.9    Amendment to Registration Rights Agreement dated as of April 20, 1997 among the Company, Spelman & Co.,
               Inc. and investor, amending the Registration Rights Agreement entered into as of April 1996
               (incorporated by reference from Exhibit 4.9 filed with the 1996 Form 10-K/A)

  NUMBER     EXHIBIT TITLE
-----------  --------------------------------------------------------------------------------------------------------
      4.10   Series A Convertible Preferred Stock Exchange Agreement dated as of March 10, 1997 by and between the
               Company and GFL Performance Fund Limited ( incorporated by reference from Exhibit 4.10 filed with the
               1996 Form 10-K/A)
      4.11   Series B Convertible Preferred Stock Exchange Agreement dated as of April 2, 1997 by and between the
               Company and Pangaea Fund Limited (incorporated by reference from Exhibit 4.11 filed with the 1996 Form
               10-K/A)
      4.12   Registration Rights Agreement dated as of December 31, 1996 among the Company, Sentra Securities
               Corporation and Investor (incorporated by reference from Exhibit 4.12 filed with the 1996 Form 10-K/A)
      4.13   Form of Warrant ("Sentra Warrant") for purchase of Company's Commons Stock dated March 1997 issued in connection with the Company's March 1997 Private Placement (incorporated by reference from Exhibit
               4.134 filed with the Company's Pre-Effective Amendment No. 1 to the Registration Statement on Form S-3
               on May 6, 1997 ("1997 Amendment #1 to Form S-3"))
      4.14*  Stock Purchase Agreement between the Company and Kenneth A. Steel, Jr. dated April 29, 1997
               (incorporated by reference from Exhibit 4.14 filed with the 1997 Amendment #1 to Form S-3)
     10.1*   Second Amended and Restated 1993 Stock Option Plan (as amended on August 1, 1996) (incorporated by reference to the Company's Annual Report on Form 10-K filed April 14, 1997 (the "1996 Form 10-K"))
     10.2*   1995 Employee Stock Purchase Plan (incorporated by reference from Exhibit 10.15 to the Company's 1994
               Form 10-K)
     10.3    Blackhawk Plaza Lease of the Company (incorporated by reference from Exhibit 10.2 to the Company's
               Registration Statement No. 33-69590-LA on Form SB-2 (the "SB-2"))
     10.4    353 Sacramento Street Office Lease dated as of December 27, 1995 with John Hancock Mutual Life Insurance
               Company, together with letter agreement dated March 20, 1996 regarding basement storage (incorporated by reference to the Company's Annual Report on Form 10-K filed April 1, 1996 (the "1995 Form 10-K"))
     10.5    Monterey County Production Facility Lease of the Company, as amended (incorporated by reference from
               Exhibit 10.03 to the SB-2)
     10.6    Amendment No. 1 dated February 1, 1995 and Amendment No. 2 dated March 1, 1995 to Monterey County
               Production Facility Lease of the Company (incorporated by reference from Exhibit 10.6 filed with the
               1995 Form 10-K)
     10.8    Loan and Security Agreement dated December 8, 1995 with Coast Business Credit, a Division of Southern
               Pacific Thrift and Loan Association, and Schedule thereto (incorporated by reference from Exhibit 10.8 filed with the 1995 Form 10-K)
     10.9    Equipment Collateral Security Agreement dated December 8, 1995 with Coast Business Credit (incorporated by reference from Exhibit 10.9 filed with the 1995 Form 10-K)
     10.10   Secured Promissory Note dated December 8, 1995 in the original principal amount of $500,000 in favor of
               Coast Business Credit (incorporated by reference from Exhibit 10.10 filed with the 1995 Form 10-K)
     10.11   Secured Promissory Note dated December 8, 1995 in the original principal amount of $750,000 in favor of
               Coast Business Credit (incorporated by reference from Exhibit 10.11 filed with the 1995 Form 10-K)
     10.12   Investment Agreement dated July 12, 1995 with the Seychelles Fund, Ltd. (incorporated by reference from
               Exhibit 10.12 filed with the 1995 Form 10-K)

  NUMBER     EXHIBIT TITLE
-----------  --------------------------------------------------------------------------------------------------------
     10.13   Master Lease dated August 1, 1995 with Sentry Financial Corporation (incorporated by reference from
               Exhibit 10.13 filed with the 1995 Form 10-K)
     10.14   Letter Agreement dated July 26, 1995 between Monterey Pasta Development Company and California Pasta
               Company (incorporated by reference from Exhibit 10.21 to the Company's Quarterly Report on Form 10-Q
               for the quarter ended October 2, 1995 ("1995 Q3 10-Q"))
     10.15   Asset Purchase Agreement dated July 26, 1995 between Upscale Food Outlets, Inc. and California Pasta
               Company (incorporated by reference from Exhibit 10.22 to the Company's 1995 Q3 10-Q)
     10.16   Franchise Termination Agreement and Release dated March 8, 1996 among the Company, Upscale Food Outlets,
               Inc., Monterey Pasta Development Company, The Lance H. Mortensen Unitrust dated December 3, 1994, and
               LBJ Restaurants, LLC (incorporated by reference from Exhibit 10.16 filed with the 1995 Form 10-K)
     10.17   Acquisition Agreement between the Company and Upscale Food Outlets, Inc. (incorporated by reference from
               Exhibit 10.05 to the SB-2)
     10.18*  Employment Agreement with Lance H. Mortensen (incorporated by reference from Exhibit 10.06 to the 1995
               Q3 10-Q)
     10.19*  Employment Agreement with Mr. Norman E. Dean (incorporated by reference from Exhibit 10.20 to the SB-2)
     10.20*  Consulting Agreement dated May 25, 1995 with Daniel J. Gallery (incorporated by reference from Exhibit
               10.18 to the Company's Quarterly Report 10-O for the quarter ended July 2, 1995 ("1995 Q2 10-Q"))
     10.21*  Consulting Agreement dated May 25, 1995 with Anthony W. Giannini (incorporated by reference from Exhibit
               10.21 filed with the 1995 Form 10-K)
     10.22*  Employment Agreement with Mr. David J. Massara (incorporated by reference from Exhibit 10.18 to the
               Company's 1994 Form 10-K)
     10.23   Trademark Registration -- MONTEREY PASTA COMPANY, under Registration No. 1,664,278, registered on
               November 12, 1991 with the U.S. Patent and trademark Office (incorporated by reference from Exhibit
               10.09 to the SB-2)
     10.24   Trademark Registration -- MONTEREY PASTA COMPANY, under Registration No. 1,943,602, registered on
               December 26, 1995 with the U.S. Patent and trademark Office (incorporated by reference from Exhibit
               10.24 filed with the 1995 Form 10-K)
     10.25   Trademark Registration -- MONTEREY PASTA COMPANY and Design, under Registration No. 1,945,131, registered on January 2, 1996 with the U.S. Patent and trademark Office (incorporated by reference from Exhibit 10.25 filed with the 1995 Form 10-K)
     10.26   Trademark Registration -- MONTEREY PASTA COMPANY and Design, under Registration No. 1,951,624, registered on January 23, 1996 with the U.S. Patent and Trademark Office (incorporated by reference from Exhibit 10.26 filed with the 1995 Form 10-K)
     10.27   Trademark Registration -- MONTEREY PASTA COMPANY and Design, under Registration No. 1,953,489, registered on January 30, 1996 with the U.S. Patent and Trademark Office (incorporated by reference from Exhibit 10.27 filed with the 1995 Form 10-K)
     10.28   Subscription Agreement dated as of June 21, 1995 with GFL Advantage Fund Limited (incorporated by reference from Exhibit 10.19 to the Q2 10-Q)
     10.29   Registration Rights Agreement dated as of June 15, 1995 with GFL Advantage Fund Limited, as amended on
               October 13 and 19, 1995, respectively (incorporated by reference from Exhibit 10.2 to the Q2 10-Q, and
               Exhibits 10.6 and 10.7 to the Company's S-3 Registration Statement No. 33-96684, filed on December 12,
               1995 ("1995 S-3"))

  NUMBER     EXHIBIT TITLE
-----------  --------------------------------------------------------------------------------------------------------
     10.30   Joint Escrow Instructions dated as of October 1995 (incorporated by reference from Exhibit 10.5 to the
               1995 S-3)
     10.31   Note Purchase Agreement dated as of October 19, 1995 with GFL Advantage Fund Limited (incorporated by reference from Exhibit 10.3 to the 1995 S-3)
     10.32   Convertible Note dated as of October 25, 1995, executed by the Company in favor of GFL Advantage Fund
               Limited (incorporated by reference from Exhibit 10.32 filed with the 1995 Form 10-K)
     10.33   Trademark Purchase (Burns) (incorporated by reference from Exhibit 10.12 of the SB-2)
     10.34   Purchase of Stock and Exhibits (Burns - Mortensen - Hill) (incorporated by reference from Exhibit 10.13 of the SB-2)
     10.35   Non-Recourse Promissory Note (Hill - Mortensen) (incorporated by reference from Exhibit 10.15 of the
               SB-2)
     10.36   Asset Purchase Agreement dated March 1, 1994 between Upscale Food Outlets, Inc., Lucca's Pasta Bar,
               Inc., Timothy John Morris and Marian Kathryn Morris (incorporated by reference from Exhibit 10.16 to the Company's 1993 Form 10-K)
     10.38   Asset Purchase Agreement dated March 1, 1994 between Upscale Food Outlets, Inc., Lucca's Pasta Bar,
               Inc., Timothy John Morris and Marian Kathryn Morris (incorporated by reference from Exhibit 10.16 to the Company's 1993 Form 10-K)
     10.39   Franchise Termination Agreement and Release dated as of March 27, 1996, among the Company, Upscale Food
               Outlets, Inc., Monterey Pasta Development Company, California Pasta Company, and James G. Schlicher
               (incorporated by reference from Exhibit 10.39 filed with the 1996 Q1 10-Q)
     10.40   Stock Purchase Agreement dated April 1, 1996 between Upscale Acquisitions, Inc. and the Company
               (incorporated by reference from Exhibit 10.40 filed with the 1996 Q1 10-Q)
     10.41   Placement Agent Agreement dated April 12, 1996 between Company and Spelman & Co., Inc. (incorporated by reference from Exhibit 10.41 filed with the 1996 Q1 10-Q)
     10.44*  The Company's 401(k) Plan, established to be effective as of January 1, 1996, adopted by the Board of
               Directors on June 7, 1996 (incorporated by reference from Exhibit 10.24 to the 1996 Q1 10-Q)
     10.45*  Directed Employee Benefit Trust Agreement dated June 17, 1996 between the Company and The Charles Schwab
               Trust Company, as Trustee of the Company's 401(k) Plan (incorporated by reference from Exhibit 10.24 to the 1996 Q2 10-Q)
     10.46*  Employment Agreement dated February 12, 1996 with Mr. Robert J. Otto (incorporated by reference from
               Exhibit 10.24 to the 1996 Q2 10-Q)
     11      Exhibit 11 -- Computation of net earnings (loss) per share
     10.47   Security and Loan Agreement (Accounts Receivable and/or Inventory) dated July 24, 1997 between the
               Company and Imperial Bank (incorporated by reference from Exhibit 10.47 of 1997 S-3)
     10.48   Agreement Regarding Employment, Trade Secrets, Inventions, and Competition dated May 26, 1997 with Mr.
               R. Lance Hewitt (incorporated by reference from Exhibit 10.48 of 1997 S-3)
     10.49   Employment agreement dated August 25, 1997 with Mr. Stephen L. Brinkman
     16.1    Letter from Deloitte & Touche LLP dated October 31, 1996 (incorporated by reference to the Company's
               Report on Form 8-K/A filed November 8, 1996)
     27.1    Financial data schedule

------------------------

* Management contract or compensatory plan or arrangement covering executive officers or directors of Monterey Pasta Company and its subsidiary, Upscale Food Outlets, Inc.