Form 10-K
period 1997-12-28
MONTEREY PASTA CO
filed 1998-03-27
CIK 913032

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON DC 20549

                            ------------------------

                                   FORM 10-K

/X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
   THE SECURITIES EXCHANGE ACT OF 1934
   For the fiscal year ended December 28, 1997

                                        OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
   THE SECURITIES EXCHANGE ACT OF 1934
   FOR THE TRANSITION PERIOD FROM
   --------------- TO
   ---------------

Commission file number 0-22534-LA

                            ------------------------

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

                            ------------------------

        Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 par value

    Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ___ No _X_

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

    The approximate aggregate market value of the voting stock held by non-affiliates of the issuer as of March 13, 1998 was $12,925,234. The number of shares outstanding of the issuer's common stock as of March 13, 1998, was 12,841,193.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

INTRODUCTION

    Monterey Pasta Company ("the Company") was incorporated in June, 1989 as a producer and distributor of refrigerated gourmet pasta and sauces to restaurants and grocery stores in the Monterey, California area. The Company has since expanded its operations to provide its products to grocery and club stores throughout the United States. The Company's overall strategic plan is to enhance the value of the Monterey Pasta Company brand name by distributing its gourmet pasta products through multiple channels of distribution.

    The Company produces and markets premium quality refrigerated gourmet pasta and pasta sauces, emphasizing superior flavors and innovative products. It seeks to build brand recognition and customer loyalty by employing a marketing program that focuses on developing multiple points of sale for the Company's products. The Company markets and sells its products primarily through grocery and club stores.

    The Company currently offers 43 varieties of contemporary gourmet pasta products that are produced using the Company's proprietary recipes, including refrigerated cut pasta, ravioli, tortelloni, tortellini, and pasta sauces. Examples of the Company's pasta and pasta sauces include: Snow Crab Ravioli, Roasted Garlic Chicken Ravioli, Chicken Tarragon Ravioli, Smoked Salmon Ravioli, Gorgonzola Roasted Walnut Ravioli, Sweet Red Pepper Fettuccini, Five Cheese Tortelloni, Sun Dried Tomato Pesto Sauce, Roasted Garlic Artichoke Sauce, and Reduced Fat Sundried Tomato Cream and Alfredo sauces. New products introduced in 1997 and 1998 include Lobster Ravioli, Fire Roasted Vegetable Ravioli, Beef Cabernet Ravioli, two Southwest/Mexican Raviolis, Lemon Alfredo Sauce, and Ranchero Salsa. Monterey Pasta believes its pasta products appeal to health-conscious consumers who are seeking excellent quality, convenience and value, as well as innovative taste combinations.

    The Company sells its pasta and sauces through leading grocery store chains, including Safeway, Albertsons, Giant Foods, Hannaford Bros., Kroger, Star Markets, Shaws, and Nob Hill; and club store chains such as Costco and Sam's Club Stores (a division of Walmart). As of December 28, 1997, approximately 3100 grocery and club stores offered Monterey Pasta's products.

    The success of the Company's efforts will depend on three key factors: (1) whether grocery and club store chains will continue to increase the number of their stores offering the Company's products, (2) whether the Company can continue to increase the number of grocery and club store chains offering its products, and 3) continued introduction of new products that meet consumer acceptance. Grocery and club store chains continually re-evaluate the products carried in their stores, and no assurances can be given that the chains currently offering the Company's products will continue to do so in the future.

    In March, 1997, one half of the Company's outstanding Series B-1 Convertible Preferred Stock with a face amount of $250,000 and a book value of $298,771 was converted into 160,256 shares of Common Stock. The remainder of the B-1 stock with a face value of $250,000 and a book value of $294,771 was converted into 207,894 shares of Common Stock during October, 1997. Of the 207,894 shares of common stock issued, 22,660 shares represented penalty shares awarded due to late effectiveness of the Company's Registration Statement.

    During December, 1997, Clearwater Fund IV, Ltd. (formerly GFL Performance Fund, Ltd.) converted $3,000,000 of Series A-1 Preferred Stock into 4,108,108 shares of Company Common Stock. The book value of the Series A-1 Preferred Stock was $3,589,248 and, after conversion and subsequent sale of 145,145 shares, Clearwater Fund owned approximately 26% of the Company's outstanding Common Stock.

    On February 13, 1998, the Company was notified by the NASDAQ Stock Market, Inc. ("NASDAQ") that the Company's Series A convertible Preferred stock offering, as amended by the Series A-1 Agreement in March of 1997, had violated Rule 4460(i)(l)(D)(ii) which requires shareholder approval prior to the issuance of securities convertible into common stock equal to, or in excess of, 20% of outstanding shares at the time of issuance. The NASDAQ required the Company to repurchase 2,365,066 shares, held by Clearwater Fund IV, Ltd., or face delisting from the National NASDAQ market.

    After reviewing its options, Company management, in concert with the Company's Board of Directors and its legal advisors, decided to begin negotiations with the Clearwater Fund IV, Ltd. to repurchase 2,365,066 shares. Negotiations were completed March 5, 1998 and the Company repurchased the shares for a total consideration of $2,690,000 or $1.1375/share. Outstanding shares after the repurchase are 12,841,193, for a reduction of 15.6% in shares outstanding.

    This Form 10-K contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, that involve substantial risks to the Company, including statements about the Company's recent operating losses, the possible need for additional capital, the ability to attract and retain qualified management, the need to add points of distribution and the need to develop new products. In connection therewith, please see the cautionary statements contained herein in "Business Risks" which identify important factors that could cause actual results to differ materially from those in the forward-looking statements.

INDUSTRY OVERVIEW

    The Company believes that the U.S. retail market for refrigerated pasta is large and highly fragmented. Although refrigerated pasta products are not new, fresh pasta and pasta sauce were essentially created as a national specialty food category in 1986 when Nestle Fresh Foods Co., a division of Nestle S.A. ("Nestle"), introduced its Contadina-Registered Trademark- brand of fresh pasta. In 1990, Kraft General Foods, Inc., a division of Philip Morris ("Kraft"), unveiled its DiGiorno-Registered Trademark- brand of fresh pasta nationally.

    The Company believes that the growth in the fresh pasta category has been aided by several factors including both the intensive advertising by Nestle and Kraft, and the changing consumer taste preferences to favor distinctive, high quality, freshly prepared healthy foods. The Company further believes that consumers are demanding more healthful food products as they learn more about the importance of one's diet in a healthy lifestyle. For example, the U.S. Surgeon General has recommended that consumers lower the percentage of calories from fat in their diets to no more than 30%, and the U.S. Department of Agriculture recommends that 60-70% of Americans' daily caloric intake come from complex carbohydrates. Consequently, much of consumers' demand for more healthful food products is focused on lowering the fat content of their diets and increasing their intake of complex carbohydrates. The Company believes that the sale of pasta, which is generally low in fat and high in complex carbohydrates, is benefiting from the trend towards healthier eating.

    No assurance can be given that the refrigerated pasta and sauce industry will expand further. Nor can there be any assurance that current levels of public attention to personal health, fitness and diet, or current perceptions of healthfulness associated with fresh pasta and pasta sauces will continue in the future. In particular, the public perception of the healthfulness associated with pasta-based meals may decline due to a recent study by the Center for Science in the Public Interest finding high fat content in cheese and cream-based pastas and pasta sauces. In 1996 the Company introduced low fat sauces and low fat ravioli in response to such concerns and the Company's products, in general, rank among the lowest in fat grams when compared to the competition. Additionally, as the Company expands to different regions of the United States, the Company may encounter differing public perceptions and concerns about health and diet. This may adversely impact the Company's marketing and expansion strategy and cause it to incur greater expenses in promoting its products.

STRATEGY

    Monterey Pasta's objective is to become a leading national supplier of refrigerated gourmet pasta and pasta sauces through distribution of its products to grocery and club stores. The key elements of the Company's strategy include the following:

    - Create brand awareness by communicating to the consumer that Monterey Pasta Company provides a healthful and nutritious line of products and to promote repeat business by reinforcing positive experiences with the Company's products.

    - Introduce new products on a timely basis to maintain customer interest and to respond to changing consumer tastes. In order to maximize its margins, the Company will focus its efforts on those new products that can be manufactured and distributed out of its Salinas, California facility and will supplement its existing line of cut pasta, ravioli, tortelloni, tortellini, and sauces.

    - Reduce total operating costs through continual evaluation of administrative and production staffing and procedures. The Company will consider additional minor capital improvements at its manufacturing facility in order to increase production efficiencies and capacities, and to reduce the Company's cost of goods.

    - Expand market share through same-store revenue growth, addition of new grocery and club store chains, geographic diversification, and product line expansion, including creation of additional meal occasions using Monterey Pasta products.

    The Company will continue to direct its advertising and promotional activities to specific programs customized to suit its retail grocery and club store accounts. This will include in-store demonstrations, coupons, scan backs, cross-couponing and other related activities.

PRODUCTS

    The Company produces and markets the following gourmet refrigerated cut pasta, ravioli, tortelloni, tortellini and pasta sauces under the Monterey Pasta Company product name:

                                                                       YEAR INTRODUCED
                                                                     -------------------
Cut Pasta:
-------------------------------------------------------------------
  Egg Fettuccini                                                               1989
  Egg Linguini                                                                 1989
  Garlic Basil Fettuccini                                                      1989
  Sweet Red Pepper Fettuccini                                                  1989
  Angel Hair                                                                   1989

Ravioli:
-------------------------------------------------------------------
  Garlic Basil/Cheese                                                          1989
  Spinach and Cheese                                                           1989
  Gorgonzola Roasted Walnut                                                    1989
  Smoked Monterey Jack/Cilantro                                                1992
  Smoked Salmon                                                                1992
  Snow Crab                                                                    1993
  Mediterranean                                                                1993
  Vermont Cheddar/Roasted Garlic                                               1994
  Chicken Tarragon                                                             1996
  Low Fat Cheese                                                               1996
  Chicken Sausage                                                              1996
  Roasted Garlic Chicken                                                       1996

                                                                       YEAR INTRODUCED
                                                                     -------------------
  Lobster                                                                      1997
  Beef Cabernet                                                                1997
  Fire Roasted Vegetable                                                       1997
  Chili Cilantro with Southwestern Chicken                                     1998
  Blue Corn with Sonoma Jack Habanero Cheese                                   1998

Tortelloni:
-------------------------------------------------------------------
  Spinach Mushroom                                                             1994
  Sundried Tomato and Asiago Cheese                                            1994
  Five Cheese                                                                  1996

Tortellini:
-------------------------------------------------------------------
  Garlic Basil Cheese                                                          1996

Sauces:
-------------------------------------------------------------------
  Sweet Tomato Basil                                                           1989
  Pesto                                                                        1989
  Sundried Tomato Cream                                                        1991
  Sundried Tomato Pesto                                                        1992
  Fresh Herb Alfredo                                                           1993
  Roasted Garlic Artichoke                                                     1995
  Reduced Fat Herb Alfredo                                                     1995
  Reduced Fat Sundried Tomato Cream                                            1995
  Thick and Chunky Tomato Basil                                                1996
  Tomato                                                                       1996
  Lemon Alfredo                                                                1997
  Ranchero Salsa                                                               1998

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

    The Company's refrigerated cut pasta, ravioli, tortelloni, tortellini and pasta sauces are packaged in clear lightweight containers which reveal the fresh appearance of its products. Monterey Pasta presents its products with a colorful logo, distinctive packaging styles, ingredient information and cooking instructions to communicate the gourmet, fresh and healthful qualities of its pasta and pasta sauces.

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

PRODUCTION

    The Company produces its refrigerated pasta products in a Monterey County, California facility which, in 1995, was expanded to 37,666 square feet from its initial configuration of 10,000 square feet. It is strategically located in one of the largest produce-growing regions in the United States and is near several major vendors and food service distributors. The expanded facility is certified by the United States Food and Drug Administration (USDA) and utilizes state of the art thermal processing, chilling and packaging processes. As part of an addition to the existing lease, the company had added 4,649 square feet which will be available by August of 1998 (See "Properties"). The space will materially improve the efficiency, flexibility, and capacity of the existing layout.

    The current facility is staffed by approximately 155 employees, including a purchasing agent, quality control, accounting personnel, sales staff, drivers, and production line workers. Refrigerated pasta is manufactured at the facility using high quality ingredients such as Extra Fancy Durham wheat, whole eggs or egg whites, fresh herbs and IQF (Individually Quick Frozen) herbs and spices, and local cheeses and milk products. The ingredients are mixed in accordance with the Company's proprietary recipes. After filling with fresh and unusual fillings such as snow crab, lobster, and Vermont cheddar cheese, the ravioli and tortellini products receive a prescribed thermal process (pasteurization) to insure product safety and to preserve flavor, quality and shelf life. The product is then chilled immediately and packaged in controlled atmosphere trays. Pasta sauces are mixed and processed in individual batches in accordance with the Company's proprietary processes and recipes and then directly packed and sealed in plastic containers. After preparation, processing, chilling and packaging, all pasta and sauces are kept in cold storage to preserve quality and shelf life.

    The Company continuously reviews a variety of small capital projects for the production department. The future addition of assets will be evaluated for increased efficiency, flexibility and need. The Company maintains adequate production capacity to accommodate the forecasted growth of its current product line over the next two to three years. It currently has plans to increase its refrigeration space by 40 percent because of capacity and efficiency needs.

DISTRIBUTION

    The Company's success depends upon an effective system of distribution for its products. Through March 1997, Monterey Pasta used its direct store delivery system ("DSD") to deliver its products in Northern California. In April of 1997, as part of the plan to nationalize its operations, the Company reduced its DSD program to approximately 70 stores and three drivers, and assigned the balance to food distributors. The Company also converted its largest DSD account, Safeway, to warehouse direct delivery. To distribute its products to other parts of the country, the Company uses common carriers. The dependence on other companies for delivery of its products poses a risk to the Company. While this method of delivery has been reliable and available at acceptable rates thus far, there can be no assurance that the Company will continue to be able to negotiate acceptable freight rates in the future and that delivery will not be disrupted for reasons including, but not limited to, adverse weather, natural disasters or labor disputes in the trucking industry.

GROCERY CHAIN AND CLUB STORE SALES

    Monterey Pasta sells its refrigerated pasta and pasta sauces to chain grocery and club stores.

                                                                          NUMBER OF STORES CARRYING
                                                                           MONTEREY PASTA PRODUCTS
                                                                       -------------------------------
                                                                         1995       1996       1997
                                                                       ---------  ---------  ---------
Retail Grocery Stores................................................      4,200      3,400      2,600
Club Stores..........................................................        100        200        500
                                                                       ---------  ---------  ---------
  Total..............................................................      4,300      3,600      3,100
                                                                       ---------  ---------  ---------
                                                                       ---------  ---------  ---------

    For the years 1995, 1996 and 1997, Costco and Safeway each accounted for approximately 47% and 12%, 41% and 9%, and 50% and 8%, respectively, of total net revenues, while Sam's Club stores accounted for 12% of 1997 net revenues. The Company currently sells its products to four separate Costco regions which make purchasing decisions independently of one another. These regions re-evaluate, on a regular basis, the products carried in their stores. There can be no assurance that these Costco regions will continue to offer Monterey Pasta products in the future or continue to allocate Monterey Pasta the same amount of shelf space. The loss of any of these three major customers could materially adversely affect the Company's business operations.

    In 1997, the average grocery store carried 11 individual Monterey Pasta products, or Stock Keeping Units ("SKUs"), and the average club store carried 12 SKUs.

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

COMPETITION

    The Company's business is subject to significant competition. The fresh pasta and pasta sauce industry is highly competitive and is dominated by a small number of very large national companies, such as Nestle, with its Contadina-Registered Trademark- brand, and Kraft, with its DiGiorno-Registered Trademark- brand, along with a number of regional competitors, such as Mallards, recently acquired by Tyson, Romance, and Trios, just acquired by ConAgra. Multinational competitors and some of the regional competitors have significantly more brand name recognition, marketing personnel, and cash resources than the Company. Moreover, competition for shelf space in grocery stores is intense and poses great difficulty for smaller food companies.

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

MANAGEMENT

    Information relating to directors and executive officers of the Company is set forth in Part III of this report.

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

    Expandable was used in 1996 for accounts receivable and accounts payable processing, sales order management, and inventory control. The manufacturing operations extended its use to include bill of material (recipe) management and MRP processes in 1997. The general ledger module was tested in late 1996, was activated live in January 1997, and is now in its second year of use. During the summer of 1998 the Company plans to install a new version of Expandable to insure compliance with year 2000 needs.

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

EMPLOYEES

    As of December 28, 1997, the Company employed a total of 155 persons, including 27 administrative personnel, 6 sales personnel, 3 drivers, and 119 production personnel. None of the Company's employees are represented by a labor union and the Company believes its relations with its employees are good.

TRADEMARKS AND SERVICE MARKS

    The Company registered the "Monterey Pasta Company" name and logo design with the United States Patent and Trademark Office. An "in use" application is pending for the new revised "postage stamp" logo design that has been in commerce as of July, 1996. There can be no assurance that competitors will not adopt similar names or logo designs outside the protection of the Company's trademark registration.

ITEM 2. PROPERTIES

    During February, 1996, the Company leased 9,160 square feet of executive office and training space facilities in downtown San Francisco. The Company vacated this space in January, 1997 following a staff reduction and consolidation of all operations in the Company's factory in Monterey County. The Company subleased the San Francisco property at a premium, as of April 1, 1997, to a large publishing interest for the remaining term of the lease.

    Effective February 6, 1998, the Company leased an additional 4,649 sq. ft. in the same building it now occupies in Monterey County, California, bringing the total square footage leased to 42,315 pursuant to a lease which expires in 2004 with two ten year options for renewal . The additional space will be used to increase the efficiency of the production and storage areas. In addition, the Company has an agreement with its landlord to lease an additional 1,365 sq. ft. now occupied by a finance company. This space will place complete control of the building in the hands of Monterey Pasta by August, 1998 and will be either used for expansion or subleased at a comparable rate to the current tenant until such time as it is needed for Company operations. The total square footage now under control by the Company is 43,680, or approximately one acre of building space. Company management believes that the properties/facilities are suitable and adequate for the Company's needs.

    The Company currently leases one outside warehouse facility in Salinas, California comprised of 4,800 square feet. This warehouse is used to store excess coolers and display racks, packaging materials and company records. It is a month-to-month lease and may be terminated when the Company moves into its additional space at its current site in August of 1998, with an offset of approximately $1,800 per month to the cost of the additional 4,649 square feet leased in February.

ITEM 3. LEGAL PROCEEDINGS

    There are no material pending legal proceedings, other than ordinary, routine litigation incidental to the Company's business, to which the Company is a party or to which any of its property is subject. The Company's former subsidiary, UFO, has been a defendant in several lawsuits alleging breach of payment in vendor related matters. As noted above, the Company sold UFO in 1996, and the new owner assumed all current and future liabilities associated with that business. Although there can be no assurance given as the results of such legal proceedings, based upon information currently available, management does not believe these proceedings will have a material adverse effect on the financial position, cash flows, or results of operations of the Company.

OTHER LAWSUITS

    On August 5, 1997, Lance H. Mortensen, former President, Chief Executive Officer and Director of the Company, filed a complaint against the Company alleging that he is entitled to at least $310,919 pursuant to a written employment agreement. That agreement contained a binding arbitration provision. In the arbitration the Company intends to vigorously contest Mr. Mortensen's claim. The Company has insurance coverage for the employee benefits portion of the claim and the insurance company has committed to pay legal costs emanating from the defense of the claim.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to vote during the fourth quarter of 1997.

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

                                                                                      HIGH             LOW
                                                                                      -----            ---
Fiscal year 1996:
  First quarter..................................................................       6 1/4        4 7/8
  Second quarter.................................................................       7 1/4        5 7/8
  Third quarter..................................................................       6 5/8        3 3/8
  Fourth quarter.................................................................           4      1 49/64

Fiscal year 1997:
  First quarter..................................................................       2 7/8        1 5/8
  Second quarter.................................................................       2 3/4        1 5/8
  Third quarter..................................................................       2 3/8       1 7/16
  Fourth quarter.................................................................      2 3/16          3/4

    As of March 19, 1998, there were 317 stockholders of record of the Common Stock.

DIVIDEND POLICY

    The Company has not paid any cash dividends to Common stockholders. The Company intends to retain future earnings in its business and does not anticipate paying cash dividends on the outstanding Common stock in the near future.

    However, the Company did pay $50,000 to its prior Series A Preferred Stockholder constituting an annual dividend equal to 4% of the purchase price of the Series A Preferred Stock through December 28, 1996. This dividend was payable in Common stock at 80% of the market price of Common shares on the effective date of the Company's S-3 Registration Statement, which was October 24, 1997. The market price used in the conversion was $1.6875 per share ($1.35 per share net price), which resulted in the issuance of 37,037 shares. In addition, the Company paid two $5,000 quarterly dividends to the holder of the Series B-1 shares while the Registration Statement on Form S-3 was pending. Also, $30,000 was paid to the holder of the Series B-1 on April 4, 1997, a portion of which was for past dividends (See "Deemed Dividends" below).

DEEMED DIVIDENDS

    The Company's agreements for Series A and B Convertible Preferred stock, originally issued in August 1996, were amended in March and early April, 1997. The original agreements provided for certain dividends, as well as penalties if the related Common conversion shares were not registered by November 1, 1996.

    Under the amended agreements, which called for the exchange of the unconverted Series A and B shares for new Series A-1 and B-1 shares, $240,000 was paid to the holder of the Series A-1 stock on March 31, 1997, in lieu of all prior penalties; $30,000 was paid to the holder of Series B-1 on April 4, 1997, in lieu of all prior penalties and dividends. An additional $14,000 in penalties was incurred during the period from May 1, 1997 to May 6, 1997, the date of filing of the amended Registration Statement covering the related conversion shares. Of this amount, $12,000 was paid to the holder of the Series A-1 shares and $2,000 was paid to the B-1 shareholder. The amended agreement for the Series B-1 Convertible Preferred stock called for additional penalties if the Registration Statement was not declared effective by July 31, 1997. The Registration Statement was not declared effective until October 24, 1997. Therefore, additional penalties of $30,000 were paid to the holder of the B-1 Convertible Preferred Stock. Holders of the March, 1997 private placement shares were guaranteed an 8% annual yield from the inception of the private placement until the effectiveness of the Company's Registration Statement on form S-3. This resulted in the payment of $126,000 in the form of 77,087 shares of the Company's common stock.

    There are no further provisions for dividends, penalties or guaranteed yield after October 24, 1997.

ITEM 6. SELECTED FINANCIAL DATA

    The following table sets forth selected consolidated financial data for the Company. This data should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Form 10-K.

                                                                               YEARS ENDED
                                                         -------------------------------------------------------
                                                           1993       1994       1995       1996        1997
                                                         ---------  ---------  ---------  ---------  -----------
                                                           (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
-------------------------------------------------------
Net revenues from continuing operations................  $   4,738  $   9,738  $  18,716  $  24,492  $    23,447
Income (loss) from continuing operations (1)...........  $     329  $  (1,261) $  (1,297) $  (8,453) $       474
Income (loss) from discontinued operations.............  $     (79) $  (1,772) $ (21,279) $     220  $        37
Net income (loss) per share--total.....................        N/A  $   (0.57) $   (3.50) $   (1.13) $      0.02
Net income after pro forma income tax provision (1)....  $     172        N/A        N/A        N/A          N/A
Pro forma income from continuing operations per
  share................................................  $    0.10        N/A        N/A        N/A          N/A
Weighted average common and common equivalent shares
  outstanding (2)......................................  2,636,111  5,303,811  6,440,198  8,276,608   10,458,451

CONSOLIDATED BALANCE SHEET DATA:
-------------------------------------------------------
Working capital (deficit)..............................  $  10,878  $   4,719  $     597  $    (377) $     2,444
Total assets...........................................  $  14,446  $  22,117  $  11,691  $  10,789  $    11,029
Total debt and capital lease obligations...............  $     445  $     127  $   3,958  $   1,635  $     1,797
Stockholders' equity...................................  $  13,082  $  20,397  $   2,405  $   5,085  $     7,360

--------------------------

(1) Net income has been adjusted pro forma for 1993 as if the Company had converted for tax purposes from Subchapter S to Subchapter C. Income from continuing operations for 1993 does reflect a tax provision because the Company reported under Subchapter S in those years. The pro forma tax provision for 1993, assuming a conversion to Subchapter C, was $77,000.

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

BACKGROUND

    Monterey Pasta Company was incorporated in June 1989 as a producer and wholesaler of refrigerated gourmet pasta and sauces to restaurants and grocery stores in the Monterey, California area. The Company has since expanded its operations to provide its products to grocery and club stores throughout the United States. The Company's overall strategic plan is to enhance the value of the Monterey Pasta Company brand name by distributing its gourmet pasta products through multiple channels of distribution.

    The Company's distribution of pasta and pasta sauces to grocery and club stores increased from approximately 25 stores as of December 1989, to approximately 4,300 in December 1995, and declined to approximately 3,100 as of December 28, 1997. During 1994, 1995 and 1996, significant costs were incurred to promote this expansion including product demonstration, advertising, warehousing, and distribution costs and the hiring of additional personnel. In 1997, the focus was changed to developing a profitable distribution base. Hence, the reduction in store totals and the return to profitability. During 1998 the Company expects to add profitable retail and club distribution.

    Effective December 31, 1995, the Company discontinued the business of its restaurant and franchise subsidiaries, and wrote off its entire $7,693,000 investment in 1995. Accordingly, the restaurant and franchise businesses are accounted for as discontinued operations in the accompanying consolidated financial statements for all periods presented. The Company sold its restaurant subsidiary to an affiliate of Mr. Lance Mortensen, a former Chairman and Chief Executive Officer and Director of the Company.

    The success of the Company depends on a number of factors including whether the Company can continue to add new products, whether grocery and club store chains will continue to expand the number of their stores offering the Company's products, and whether the Company can continue to increase the number of grocery and club store chains offering its products. Grocery and club store chains continually re-evaluate the products carried in their stores and no assurances can be given that the chains currently offering the Company's products will continue to do so in the future.

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

CONTINUING OPERATIONS FOR 1995, 1996 AND 1997

    Net revenues from continuing operations were $18,716,000, $24,492,000 and $23,447,000 for 1995, 1996 and 1997, respectively, reflecting an annual increase in sales of 31% for 1996, when compared to 1995, and a 4% decline for 1997 when compared to 1996. The increase in 1996 was the result of increased distribution on a per-store basis to approximately 3,600 individual grocery and club stores by year-end of 1996, compared to approximately 1,300 in 1994, and 4,300 for 1995. The decline in sales in 1997 reflected the elimination of unprofitable chains and Direct Store Delivery accounts.

    Margins declined from 41% in 1995 to 35% in 1996 due to an emphasis on increasing distribution, albeit at significantly lower margins. The 6% gross margin increase from 35% in 1996 to 41% in 1997 was due mainly to reduced sales discounts and allowances through better controls and elimination of unprofitable accounts.

    Selling, general and administrative expenses decreased by $7,514,000 or 46%, to $8,724,000 in 1997. These expenses totaled $8,460,000 in 1995 and $16,238,000 in 1996, reflecting a growth of $7,778,000 or 92% from 1995 to 1996. Included in 1996's increased spending was over $8 million specifically for sales and marketing, including incremental headcount and promotional expenses deemed necessary, at that time, to expand the business base. The 1995 increases were also attributable to expansion of the Company's infrastructure, including increased administrative and management salaries, recruiting and training, and facilities costs. Additionally, selling costs were high as a result of the Company's efforts to obtain new customers and enter new geographic markets. This trend was reversed in 1997 as a result of redefined marketing focus, and facilities consolidation, with reduced headcount and related overhead expenses implemented in late 1996 and early 1997.

    Depreciation and amortization expense, included in selling, general and administrative expenses, increased to $961,000, or 4% of net revenues in 1997, compared to $919,000 or 4% of net revenues in 1996, and $686,000 or 4% in 1995. These increases relate primarily to capital expenditures in the Salinas, California production facility. The Company anticipates further increases in depreciation and amortization in future periods as additional equipment is purchased and placed in service.

    Net interest expense of $211,000 was recognized in 1997 compared to net interest expense of $431,000 recognized in 1996 and $493,000 in 1995, which included $40,000 in interest income and $533,000 guaranteed conversion discount on convertible debt. The 1996 interest expense included $173,000 for guaranteed discount on convertible debt and $258,000 of interest expense. Cash raised by the March, 1997 private placement helped reduce interest expense in 1997.

RESULTS OF DISCONTINUED OPERATIONS FOR 1995 AND 1996

    Net revenues from discontinued operations were $5,836,000 and $1,796,000 for 1995 and 1996 (prior to sale of UFO), respectively. Operating losses from discontinued operations were $13,586,000, and $839,000 for 1995 and 1996 (prior to sale of UFO), respectively. The total 1995 losses from discontinued operations also included $4,890,000 in losses from disposition and $2,803,000 in losses during the phaseout period covering provisions relating to 1996 losses prior to sale of UFO, accruals related to discontinued operations, and provisions to reduce the net assets from discontinued operations to their net realizable value. The 1996 losses were charged directly to the resulting reserves, as were other expenditures related to the restaurant and franchising operations. During 1996, the reserves were also reduced by $220,000 to reflect adjustments of estimates to the actual Company expenditures. Remaining reserves of $388,000 at the end of 1996 were utilized during 1997, including a $37,000 recovery.

LIQUIDITY AND CAPITAL RESOURCES

    During the twelve month period ended December 28, 1997, $1,026,000 of cash was used in the Company's operations, compared to $8,083,000 used in 1996, related to the operating losses from continuing operations and expenditures related to discontinued operations.

    In December 1995, the Company obtained a $3,000,000 credit facility from a commercial lending institution. The proceeds from such financing were used for sales and marketing expenses, working capital, and capital investment. This facility was renegotiated with another bank in July, 1997 to avail the Company of lower interest rates and was increased to $4,000,000 in March, 1998 to allow for a stock repurchase from Clearwater Fund IV, Ltd. (See page 3).

    In August, 1996, the Company sold approximately $3,308,000, net of expenses but before deemed dividend of $875,000 resulting from the guaranteed conversion discount, of convertible preferred stock. This preferred stock was convertible into common stock at 80% of the market value of the Company's common stock as defined in the subscription agreement. The stock was comprised of 3000 shares of Series A at $1,000 par value, and 500 shares of series B also at $1,000 par value.

    All accrued and future dividends on Series A Preferred Stock were replaced by a payment of $50,000 in the form of stock of the Company valued at 80% of the fair market value of the Company's common stock on the date of effectiveness of the Company's S-3 Registration Statement. In lieu of prior and ongoing penalties for failing to obtain effectiveness, the Company paid $240,000 from the proceeds of its 1997 Common Stock offering. The transaction was effected by the exchange of 3,000 shares of newly issued Series A-1 Preferred Stock for the 3,000 shares of outstanding Series A Preferred Stock being canceled.

    The 500 shares of outstanding Series B Preferred Stock at December 29, 1996 had an initial face value of $500,000. Half of the Series B shares were converted into 160,256 shares of Common Stock as of March 13, 1997. The remaining shares were exchanged for 250 shares of Series B-1 Preferred Stock, and the Company paid $30,000 in settlement of all amounts previously owed for dividends and penalties.

    On December 31, 1996, the Company offered 1,600 Units, each unit consisting of 1000 shares, at $1,350 per Unit in a private placement. This financing closed in March, 1977 with the Company selling approximately $1,980,000, net of expenses, of its common stock in a private offering to accredited investors at a gross average price of $1.35 per share for 1,600,000 shares. Sentra Securities Corporation acted as placement agent, (the "Placement Agent") on a "best efforts", "any or all" basis. The Placement Agent received $108,000 in execution and expense fees and warrants to purchase 532,800 shares of common stock exercisable at a price of $2.25 per share, for a term of three years. The net proceeds from the offering were used by the Company for advertising, marketing, promotion, capital equipment and working capital. The shares of common stock were restricted securities with registration rights and were registered as part of an S-3 Registration Statement effective October 24, 1997. The holders of the private placement were guaranteed an annual yield of 8% while the Registration Statement was pending. This resulted in the payment of $126,000 in the form of 77,087 shares of Company common stock.

    As discussed above, the Company used $1,026,000 in cash during 1997 for continuing and discontinued operations. The Company had an operating income of $702,000 and net working capital at December 28, 1997 was $2,444,000, an increase of $2,821,000 over the prior year. As part of its return to profitable operations, the Company:

    - withdrew from certain unprofitable markets and customers;

    - renegotiated terms with certain other customers;

    - realigned its marketing focus, reducing related slotting fees and advertising expenditures;

    - renegotiated agreements with preferred shareholders reducing certain dividends and penalties;

    - relocated and centralized its corporate headquarters from San Francisco into its manufacturing plant

    - location in Salinas, California; and

    - reduced its headcount and related overhead.

    While there can be no assurance as to the outcome of the Company's initiatives, management believes these changes in its business, as discussed above, will allow the Company to enhance its financial position and operating results. Management believes that the Company's credit facility and cash generated from continuing operations will provide adequate funding to meet its needs through 1998.

SALES AND MARKETING

    The Company's sales and marketing strategy targets sustainable growth. Its focus is on increasing sales through expansion of its club store and retail grocery business, increasing its distribution through the rapidly growing number of natural and organic food retailers, and the introduction of innovative new products designed to meet consumer needs.

    Expansion of the Company's club store business continued in 1997 with the addition of national distribution of its products through Sam's Club Stores (a division of Wal-Mart) and Cub Foods of Colorado. The Company continued its strong, ongoing relationship with Costco in 1998, adding the 38 store Seattle Division in March, with an initial commitment for 10 SKU's in each store. During 1997 the retail grocery segment saw the addition of the Company's products to Kroger's Columbus, Ohio division, with approximately 50 stores. Monterey Pasta products are sold in over 200 Kroger stores.

    Monterey Pasta's products are made with no preservatives or artificial ingredients. Capitalizing on this strength, the Company plans to pursue increased distribution through natural and organic food retailers, whose growth has exceeded 20% annually in recent years. The Company estimates there are 450 potential natural and organic retail grocery stores available for its products.

    The Company is introducing new Southwest/Mexican products to help fulfill its objective of providing added meal occasions to the consumer, and to take advantage of the fast growing market for southwestern and Mexican food products. Initial offerings in the new line include Blue Corn Ravioli with Sonoma Jack Habanero Cheese filling, Chili Cilantro Ravioli with Southwestern Chicken filling, and a new Ranchero Salsa.

    The Company's new product offering will also include the introduction of items into the growing home meal replacement ("HMR") category. The Company will introduce its first three products in the HMR line in early 1998.

COST REDUCTIONS

    The Company significantly reduced its total corporate and plant administrative headcount and costs on a going-forward basis as part of the plan adopted in the fourth quarter of 1996 to return to profitable operations and optimize the financial performance. In January, 1997, the Company relocated its corporate headquarters from San Francisco, California to its manufacturing facility in Salinas, California. This move resulted in a substantial reduction of future corporate and overhead costs, beginning in the second quarter of 1997.

    In addition, the Company significantly reduced the scope of its advertising and media campaigns. The Company will continue with those promotional activities, such as in-store demonstrations, that it considers effective and consistent with its ongoing sales objectives. In this light, the Company's slotting fees from club stores and grocery chains for shelf space allocations, for example, declined significantly starting in the fourth quarter of 1996. Total 1997 selling, general and administrative expenses declined $7.5 million compared to 1996.

    In an effort to continue to reduce the cost of production, the Company invested $1.8 million in machinery and equipment and leasehold improvements in retooling its Salinas production facilities over the last two years to increase operating efficiencies as well as the shelf life of its products.

MAJOR CUSTOMERS

    Two of the Company's retail customers, Costco and Sam's, accounted for 50% and 12% respectively of the Company's sales for the twelve months ended December 28, 1997. No other customer accounted for greater than 10% of net revenues for the period.

BUSINESS RISKS

    Certain characteristics and dynamics of the Company's business and of financial markets generally create risks to the Company's long-term success and to predictable quarterly results. These risks include:

- RECENT OPERATING LOSSES: NO ASSURANCE OF CONTINUED PROFITABILITY. The Company's profitability began to decline in 1994. In the second quarter of 1994, the Company reported its first operating loss from continuing operations. The Company reported additional operating losses from continuing operations in nine of fourteen quarters since then. The Company's net income from continuing operations for the quarter ended December 1997 was $363,000, a third straight profitable quarter. At December 29, 1997, the Company had an accumulated deficit of $34,717,000. There can be no assurance that the Company will be able to maintain its profitability in the long term.

- LIQUIDITY; NEED FOR ADDITIONAL CAPITAL. Management believes that it will have sufficient resources to provide adequate liquidity to meet the Company's planned capital and operating requirements through 1998. Thereafter, the Company's operations will need to be funded either with funds generated through operations or with additional debt or equity financing. If the Company's operations do not provide cash sufficient to fund its operations and the Company seeks outside financing, there can be no assurance that the Company will be able to obtain such financing when needed, on acceptable terms. In addition, any future equity financing or convertible debt financing would cause the Company's stockholders to incur dilution in net tangible book value per share of Common Stock.

- DEFERRED TAX ASSETS. Since the Company could not determine that it was more likely than not that the deferred tax assets would be realized, a 100% valuation allowance was provided in 1995, 1996, and 1997.

- KEY PERSONNEL; MANAGEMENT TRANSITION. The success of the Company depends on the efforts of key management personnel. On August 1, 1997, the interim Chief Executive Officer was replaced by a permanent Chief Executive Officer, R. Lance Hewitt. On September 18, 1997 the Company appointed a new Chief Financial Officer, Stephen L. Brinkman. Neither officer has previously been a part of the Company's management team. The Company's success will depend on its ability to operate under new management, to effect a smooth transition to new management with minimal disruption in operations, and to motivate and retain key employees and officers. There can be no assurance that the Company will be able to complete a smooth transition from its prior management team to the current management team, that new officers will be able to perform effectively, or that significant management turnover will not continue in the future. At March 13, 1998 there are no keyman insurance policies in place.

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

- VOLATILITY OF STOCK PRICE. The market price of the Company's common stock has fluctuated substantially since the initial public offering of the Company's common stock in December 1993. Such volatility may, in part, be attributable to the Company's operating results or to changes in the direction of the Company's expansion efforts. In addition, changes in general conditions in the economy, the financial markets or the food industry, natural disasters or other developments affecting the Company or its competitors could cause the market price of the Company's common stock to fluctuate substantially. In addition, in recent years, the stock market has experienced extreme price and volume fluctuations. This volatility has had a significant effect on the market prices of securities issued by many companies, including the Company, for reasons sometimes unrelated to the operating performance of these companies. Any shortfall in the Company's net sales or earnings from levels expected by securities analysts or the market could have an immediate and significant adverse effect on the trading price of the Company's common stock in any given period. Additionally, the Company may not learn of such shortfalls until late in the fiscal quarter, which could result in an even more immediate and significant adverse effect on the trading price of the Company's common stock.

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

- DEPENDENCE ON MAJOR CUSTOMERS. In 1997 three customers accounted for 50%, 12%, and 8% respectively of the Company's total net revenues. Loss of any of these customers, Costco, Sam's Club Stores, and Safeway, would have a material adverse effect on the Company.

- SEASONALITY AND QUARTERLY RESULTS. The Company's grocery and club store accounts are expected to experience seasonal fluctuations to some extent. The Company's business in general may also be affected by a variety of other factors, including but not limited to general economic trends, competition, marketing programs, and special or unusual events.

- COMPETITION AND DEPENDENCE ON COMMON CARRIERS. The Company's business continues to be dominated by several very large competitors which have significantly greater resources than the Company; such competitors can outspend the Company and negatively affect its market share and results of operations. The Company also continues to be dependent on common carriers to distribute its products. Any disruption in the Company's distribution system or increase in the costs thereof could have a material adverse impact on its business.

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

- EFFECTIVENESS OF REGISTRATION STATEMENT. The SEC declared the Company's Registration Statement on Form S-3 effective as of October 24, 1997. As a result, holders of an aggregate of up to an additional 5,782,869 shares of the Company's common stock were eligible to sell their shares in the public market. Subsequently, a number of such shares have been sold, and the company repurchased 2,365,066 shares from a selling stockholder. Substantial sales by stockholders, who continue to hold registered shares could have a negative effect on the price of the Company's common stock.

- YEAR 2000. Many computer systems experience problems handling dates beyond the year 1999. The Company is assessing the internal readiness of its computer systems for handling the year 2000. The Company expects to implement successfully the systems and programming changes necessary to address the year 2000 issues, and does not believe the cost of such actions will have a material effect on the Company's results of operations or financial condition. There can be no assurance, however, that there will not be a delay in, or increased costs associated with, the implementation of such changes, and the Company's inability to implement such changes could have an adverse impact on the future results of operations.

RECENTLY ISSUED ACCOUNTING STANDARDS

    During 1997, the Financial Accounting Standards Board released its Statement of Financial Accounting Standards (SFAS) No. 130, REPORTING COMPREHENSIVE INCOME. SFAS 130, which is effective for fiscal years beginning after December 15, 1997, establishes standards for reporting and display of comprehensive income and its components in the entity's financial statements. The objective of SFAS 130 is to report a measure of all changes in the equity of an enterprise that result from transactions and other economic events of the period. Comprehensive income is the total of net income and all other non-owner changes in equity. SFAS 130 does not address issues of recognition or measurement for comprehensive income and its components, and therefore, it will not have an impact on the financial condition or results of the Company upon operation.

    The Financial Accounting Standards Board also recently released SFAS 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. This Statement, which is also effective for fiscal years beginning after December 15, 1997, requires reporting of financial and descriptive information about reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company operates in only one business segment, production and distribution of pasta and related products, and thus believes this new Statement will have no impact on disclosure, financial conditions, or results of operations.

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

    In response to notification about alleged potential violations of the Company's policy, the Company's newly-elected Chief Executive Officer conducted a preliminary investigation into the allegations. The investigation revealed, that in connection with margin calls, a former Director incurred a Section 16(b) violation of the Securities and Exchange Act of 1934, and another Director incurred violations of internal Company policy as a result of margin calls. The Company's outside attorneys, Gray Cary Ware & Freidenrich, LLP, have completed an independent investigation into the foregoing charges and found no significant violation.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    As of March 13, 1998, the directors, executive officers, and other significant employees of the Company are as follows (for additional information on directors and executive officers refer to Part III):

DIRECTORS AND EXECUTIVE OFFICERS:
NAME                                                              AGE      POSITION
------------------------------------------------------------  -----------  ---------------------------------------------
Charles B. Bonner...........................................          56   Director
Daniel J. Gallery...........................................          43   Director
R. Lance Hewitt.............................................          58   President, Chief Executive Officer and
                                                                           Director
Floyd R. Hill...............................................          54   Director
Van Tunstall................................................          51   Director
James Wong..................................................          51   Director
Gerard P. Melia.............................................          32   Director
Stephen L. Brinkman.........................................          50   Chief Financial Officer and Corporate
                                                                           Secretary

OTHER SIGNIFICANT EMPLOYEES:
NAME                                                              AGE      POSITION
------------------------------------------------------------  -----------  ---------------------------------------------
Lynn Port...................................................          53   Plant Controller
Roy G. Scotton..............................................          38   Director-Logistics and Human
                                                                           Resources
Peter F. Klein..............................................          38   Plant Manager
Ron Hendershott.............................................          47   Director-Quality Assurance and Tech.
                                                                           Svcs.
Don Anspaugh................................................          32   Sales Manager-Mid Central Region
Joseph Stirlacci............................................          38   Sales Manager-West

    Normally each director is elected for a period of one year and serves until his or her successor is duly elected by the shareholders. Directors may can be elected by the Board to fill a vacancy between annual shareholder meeting elections.

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

    R. LANCE HEWITT, PRESIDENT, CHIEF EXECUTIVE OFFICER AND DIRECTOR. Mr. Hewitt joined the Company in June, 1997 as President and Director. He was named Chief Executive Officer in August of 1997. Mr. Hewitt was most recently President of Carriage House Fruit Company from 1995 to 1997. He was Chief Operating Officer of Ingro Mexican Foods from 1988 to 1995. Hewitt also served as Vice President of Marketing and sales for the Lawry's Foods division of Thomas J. Lipton, Inc., a subsidiary of Unilever, and spent 15 years with McCormick Schilling, Inc. in various executive capacities.

    FLOYD R. HILL, DIRECTOR. Mr. Hill co-founded the Company in 1989, served as its Secretary/Treasurer and Chief Executive Officer until 1993, and served as a Director of the Company from 1989 until 1994. Mr. Hill became a Director again in January 1995. He also served as the Senior Vice President of Production from August 1993 until November 1995. From 1969 until 1991, Mr. Hill was employed by Eli Lilly & Co. in various marketing and product development positions. Mr. Hill is currently the President and Chief Executive Officer of Organic Food Products.

    VAN TUNSTALL, DIRECTOR. Mr. Tunstall was elected to the Board of Directors in February, 1997. He is currently consulting with a variety of companies. Mr. Tunstall was a senior executive with Gilroy Foods, Inc., an international manufacturer of various food product ingredients, from 1977 to 1995. He served as President and Chairman of the Board from 1991 through 1995. Previously, Mr. Tunstall held various positions with McCormick & Company. Inc.

    JAMES WONG, DIRECTOR. Mr. Wong was elected to the Board of Directors in March, 1997. He functions as Chairman and Chief Executive Officer of Directions International, a U.S. based management consulting firm which he founded in 1988. He has worked on five continents facilitating strategic alliances with suppliers and joint venture partners to improve global market share and profitability. Mr. Wong serves as a director on a variety of boards for both profit and not-for-profit, privately held organizations.

    STEPHEN L. BRINKMAN, CHIEF FINANCIAL OFFICER AND CORPORATE SECRETARY. Mr. Brinkman joined the Company in August of 1997 after a 17 year career with Gilroy Foods, Inc., where he was Controller from 1984 through 1988 and Vice President, Finance and Administration from 1989 through 1996. Previously, he was Controller for a large California-based farming company, and worked for Security Pacific Bank in agricultural banking.

    GERARD P. MELIA, DIRECTOR. Mr. Melia has served as Chief Financial Officer of Clearwater Funds, a large institutional investor in the Company since 1996. From 1993 to 1996, he was employed by Salomon Brothers providing financial and operational support for a division trading in international securities. Mr. Melia serves on the board of directors of Mehl/Biophile International Corporation, a publicly-traded technology transfer company, and is a Certified Public Accountant.

    The principal occupations of other certain significant employees of the Company, for at least the past five years, are as follows:

    LYNN PORT, PLANT CONTROLLER. Mr. Port came to the Company in January, 1998. He has over 23 years experience as a controller in agribusiness, retail, government and health care concerns, most recently with Country Home Care from 1995 through 1997. This broad experience has given him expertise in cost controls, cash management, forecasting and accounting systems and procedures.

    ROY G. SCOTTON, DIRECTOR-LOGISTICS AND HUMAN RESOURCES. Mr. Scotton joined the Company in June 1996 as Production Manager and was subsequently promoted to Plant Manager. Mr. Scotton served at Nestle Food Company from 1987 to 1996, most recently as Organizational Development Manager. In March, 1998, Mr. Scotton was reassigned to the responsibilities formerly held by Mr. Klein, with the exception of plant maintenance.

    PETER F. KLEIN, PLANT MANAGER. Mr. Klein became Production Manager at the Company in November 1994, responsible for production and plant maintenance. In 1996 he was promoted to Plant Superintendent responsible for warehouse functions and plant maintenance. He has over 15 years of experience in overseeing warehouse operations, shipping and receiving, and maintenance services. Prior to joining the Company, Mr. Klein owned his own Service station and repair shop from 1985 to 1992. In March of 1998 Mr. Klein assumed responsibility for plant operations as well as plant maintenance and production planning, relinquishing his warehouse functions to Mr. Scotton.

    RON HENDERSHOTT, DIRECTOR OF QUALITY ASSURANCE AND TECHNICAL SERVICES. Mr. Hendershott joined the Company in May, 1995 as Quality Control Manager. He was promoted to his current position in March of 1998. Mr. Hendershott has over 25 years of managerial experience in Quality Control/Quality Assurance, technical services, and regulatory affairs. Prior to joining Monterey Pasta he was with La Victoria Foods as Director of Quality Control from 1993 through 1995 after spending two years with Weight Watchers as Manager of Technical Support Services. He also served with American Home Foods for seven years as Regulatory Affairs Manager.

    DON ANSPAUGH, SALES MANAGER-MID CENTRAL REGION. Mr. Anspaugh joined the Company in March of 1998 to replace Jody Cook, who assumed new responsibilities as a Manufacturer's Agent in a consulting role. Mr. Anspaugh has nearly ten years of sales experience, most recently with Willett America, where he served as Inside Sales Manager from 1995 through 1997. He was DSD Manager with the Company from 1994 to 1995. Mr. Anspaugh also was an Area Sales Manager with Labeljet Company, a division of Willett America, and was a District Sales Representative with Coca Cola.

    JOSEPH STIRLACCI, SALES MANAGER-WEST. Mr. Stirlacci has served as Western Zone Manager since December of 1995. His primary responsibility is to manage, maintain and secure club store accounts. Having been in the food and beverage industry since 1981, Mr. Stirlacci spent seven years with Young's Market managing wholesale liquor and wine from 1988 to 1995, after six years as the account executive for four large grocery chains.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

    Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish the Company with copies of all reports they file under Section 16(a). To the Company's knowledge, based solely on its review of the copies of such reports furnished to the Company and written representations that no other reports were required, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with during the fiscal year ended December 28, 1997, with three exceptions: Mr. Stephen Brinkman, Chief Financial Officer, whose initial report on Form 3 following his appointment was filed late, and certain reports on Form 4 for Mr. Ken Steel, a former CEO and Director, and Mr. Timothy Ryan, a former Director, were filed late.

ITEM 11. EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

                                                                                                LONG TERM COMPENSATION
                                                                   ANNUAL COMPENSATION         ------------------------
                                                            ---------------------------------  SECURITIES       ALL
                                                             SALARY       BONUS       OTHER    UNDERLYING      OTHER
NAME AND PRINCIPAL POSITION                      YEAR           $           $           $      OPTIONS (#)       $
-----------------------------------------------  ---------  ---------  -----------  ---------  -----------  -----------
R. Lance Hewitt................................       1997  $  94,231(1)  $      -- $   4,500(1)    100,000(1)  $      --
  President and Chief                                 1996        N/A         N/A         N/A         N/A          N/A
  Executive Officer                                   1995        N/A         N/A         N/A         N/A          N/A

Kenneth A. Steel, Jr...........................       1997  $      --(2)  $      -- $      --      20,000(2)  $      --
  Interim Chief                                       1996  $      --(2)  $      -- $      --          --(2)  $      --
  Executive Officer                                   1995        N/A         N/A         N/A         N/A          N/A

------------------------

Notes:

(1) Mr. Hewitt was appointed President on in June of 1997 and Chief Executive Officer in August, 1997. He replaced Ken Steel, interim Chief Executive Officer. He is eligible for a 35% bonus upon completing his first full year of employment. For every year thereafter he is eligible for a bonus equal to 15% of his salary for achieving agreed-upon income targets, as approved by the Board of Directors, and an additional 20% of his salary for exceeding income targets by at least 10%. He will also vest 50,000 options if still employed on the first anniversary of his May 26, 1997 employment agreement, and 50,000 options if still employed on the second year of the agreement. Mr. Hewitt may also receive, at the discretion of the Board of Directors, an additional 200,000 options during the first two years of employment split as follows: 120,000 for achieving agreed-upon business goals in the first year and 80,000 for achieving business goals in the second year. He also receives an auto allowance of $750.00 per month.

(2) Mr. Steel was appointed Chief Executive Officer on October 5, 1996. He received no salary compensation, but was granted rights to purchase 550,000 shares of Common Stock on April 30, 1997 with a full recourse promissory note for the full amount ($1,031,250) at a per share price of $1.875, subject to time served and performance restrictions. The performance restrictions resulted in the forfeiture of 250,000 shares, and on December, 31, 1997 the full recourse note was replaced with a two year non-interest bearing non-recourse note expiring December 31, 1999.

OPTION GRANTS IN LAST FISCAL YEAR

    The following table sets forth for the fiscal year ended December 28, 1997, the options granted to the executive officers named below. During the fiscal year ended December 28, 1997, there were no exercises of stock options by the executive officers named in the table below.

                                                                INDIVIDUAL GRANTS
                                                --------------------------------------------------
                                                 NUMBER OF   % OF TOTAL                                 POTENTIAL
                                                SECURITIES     OPTIONS                                  REALIZABLE
                                                UNDERLYING   GRANTED TO    EXERCISE                 VALUE ON 12/28/97:
                                                  OPTIONS     EMPLOYEES     OR BASE    EXPIRATION   ALTERNATIVE GRANT
NAME                                            GRANTED(2)     IN 1997       PRICE        DATE        DATE VALUE (1)
----------------------------------------------  -----------  -----------  -----------  -----------  ------------------
R. Lance Hewitt...............................     100,000        46.15    $   2.125     05/24/07       $  123,000
K. A. Steel, Jr...............................      20,000         9.23        1.625     08/26/07           16,200

------------------------

(1) The alternative grant date values are based on the modified Black-Scholes option pricing model, assuming no dividend yield, expected volatility of approximately 47%, risk free rate of return of 6.59%, and expected time of exercise generally at half of the original contractual life. Actual values realized on stock options are dependent on actual future performance of the Company's stock, among other factors. Accordingly, the amounts may not necessarily be realized.

(2) The 1993 Stock Option Plan provides that upon, among other things, the dissolution, liquidation, reorganization, merger or consolidation of the Company or the sale of all or substantially all of the assets of the Company, or transfer of control (as such term is defined under Section 7.1 of the Plan), all outstanding options under the 1993 Stock Option Plan shall become immediately exercisable as of the date 30 days prior to the date of transfer of control if such options would otherwise terminate upon consummation of the transaction or if the surviving or successor corporation as the case may be, does not assume the Company's obligations under the 1993 Stock Option Plan, or substitute for such outstanding options.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
  VALUES

                                                               NUMBER OF SECURITIES
                                                                    UNDERLYING                   VALUE OF UNEXERCISED
                                                              UNEXERCISED OPTIONS AT           IN-THE-MONEY OPTIONS AT
                                                                DECEMBER 28, 1997                 DECEMBER 28, 1997
                                                            --------------------------  --------------------------------------
NAME                                                        EXERCISABLE  UNEXERCISABLE     EXERCISABLE        UNEXERCISABLE
----------------------------------------------------------  -----------  -------------  -----------------  -------------------
K. A. Steel, Jr...........................................      20,000              0               0                   0
R. Lance Hewitt...........................................           0        100,000               0                   0

EMPLOYMENT CONTRACTS

    Mr. Hewitt has an employment agreement, the terms of which are outlined under "Executive Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth as of March 13, 1998 (except as noted in the footnotes to the table), certain information with respect to the beneficial ownership of the Company's Common Stock by (i) all persons known by the Company to be the beneficial owners of more than 5% of the outstanding Common Stock of the Company, (ii) each director and director-nominee of the Company, (iii) the Chief Executive

Officer as of March 13, 1998, and (iv) all executive officers and directors of the Company for fiscal year 1997 through March 13, 1998, as a group.

                                                                        AMOUNT AND NATURE OF
                                                                        BENEFICIAL OWNERSHIP    PERCENT OF CLASS
NAME AND ADDRESS OF BENEFICIAL OWNER(1)                                         (2)                    (2)
---------------------------------------------------------------------  ----------------------  -------------------
Clearwater Fund IV, Ltd. (3).........................................          1,746,979                12.03
  611 Druid Road East, Suite 200
  Clearwater, Florida 34616
Kenneth A. Steel, Jr. (4)............................................            498,000                 3.43
Daniel J. Gallery (5)................................................             90,000                  .62
Van Tunstall (6).....................................................             57,300                  .39
Floyd R. Hill (7)....................................................            249,000                 1.71
James Wong (8).......................................................              5,000                  .03
R. Lance Hewitt......................................................              5,000                  .03
Charles B. Bonner (9)................................................             84,727                  .58
Gerard P. Melia (10).................................................              5,000                  .03
Stephen L. Brinkman (11).............................................             15,000                  .10
All Officers and Directors as a group (8 persons)....................          1,009,027                 6.92

------------------------

 (1) Unless otherwise noted, the address of each named person is: Care of Monterey Pasta Company, 1528 Moffett Street, Salinas, CA 93905.

 (2) Includes shares of Monterey Pasta Company Common Stock underlying the options and convertible securities outstanding held by the beneficial owners with respect to whom the calculation is made, but does not include shares of Common Stock that may not be acquired until more than 60 days after March 13, 1998.

 (3) The Clearwater Fund ("Clearwater") held 4,145,145 shares as of December 18, 1997, which included its final dividend payable in common stock (37,037 shares) and the shares resulting from its conversion (4,108,108). Clearwater sold 33,100 shares (net) prior to the Company's repurchase of 2,365,066 shares on March 5, 1998, leaving 1,746,979 shares in its possession after the transaction.

 (4) Includes 300,000 restricted shares purchased with a full-recourse note (renewed as non-recourse effective December 31, 1997) under rights granted on April 30, 1997, and 48,000 exercisable options granted under the 1993 Stock Option Plan. Excludes 10,000 shares owned by Constance J. Steel, Mr. Steel's wife, as to which Mr. Steel disclaims beneficial ownership.

 (5) Includes 87,000 exercisable options granted under the 1993 Stock Option
     Plan.

 (6) Includes 5,000 exercisable options granted under the 1993 Stock Option
     Plan.

 (7) Includes 49,000 exercisable options granted under the 1993 Stock Option
     Plan.

 (8) Includes 5,000 exercisable options granted under the 1993 Stock Option
     Plan.

 (9) Includes 51,000 exercisable options granted under the 1993 Stock Option
     Plan.

 (10) Mr. Melia is employed by Clearwater Funds and disclaims beneficial ownership of any shares owned by Clearwater Fund IV, Ltd.

 (11) Includes 10,000 exercisable options granted under the 1993 Stock Option Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    On April 30, 1997, Mr. Kenneth Steel, former Chief Executive Officer, Director, and shareholder was granted rights to purchase 550,000 shares of Common Stock with a full recourse promissory note for the full amount at a per share price of $1.875 per share, subject to time served and performance restrictions.

The note was converted to a two year non interest bearing non-recourse status on December 31, 1997, and was renewed for $562,500, the balance after the forfeiture of 250,000 shares due to performance restrictions.

    During 1997 the Company granted 50,000 options to a Director with a fair market value of $22,357 in exchange for consulting services. The options had an exercise price of $1.88, immediate vesting and expired March 12, 1998.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K AND S-8

                                                                                                      PAGE NUMBER(S)
                                                                                                     -----------------
(a)(1)     Consolidated Financial Statements of Monterey Pasta Company:
           Reports of Independent Certified Public Accountants.....................................          27,28
           Consolidated Balance Sheets: Year-End 1996 and 1997.....................................             29
           Consolidated Statements of Operations: Years Ended 1995, 1996 and 1997..................             30
           Consolidated Statements of Stockholders' Equity: Years Ended 1995, 1996 and
           1997....................................................................................          31,32
           Consolidated Statements of Cash Flows: Years Ended 1995, 1996 and 1997..................             33
           Summary of Significant Accounting Policies..............................................          34-36
           Notes to Consolidated Financial Statements..............................................          37-51
           Schedule II--Valuation and Qualifying Accounts..........................................             52

           All other schedules have been omitted since the required information is contained in the
           Consolidated Financial Statements or because such schedules are not required.

(a)(2) Exhibits: See Index to Exhibits on page 55. The Exhibits listed in the accompanying Index of Exhibits are filed or incorporated by reference as part of this report. Exhibit Nos. 10.1, 10.2, 10.18, 10.19, 10.20, 10.21, 10.22, 10.44,
10.45, 10.46 10.48, and 10.49 are management contracts or compensatory plans or arrangements.

(b)     Reports on Form 8-K:

       The Company filed the following reports on Form 8-K during the quarter ended December 28, 1997 and prior to filing of this Form 10-K on March 13, 1998.

    - Report on Form 8-K filed on December 23, 1997, reported that Clearwater Fund IV, Ltd. converted $2,880,000 of preferred stock into 4 million shares of Company Common Stock.

    - Report on Form 8-K filed on January 23, 1998, reported the resignation of Timothy J. Ryan from the Board of Directors, effective December 31, 1997, the resignations of Directors Kenneth A. Steel and Robert F. Steel effective January 29, 1998, and the appointment of Gerard P. Melia to the Board of Directors on January 29, 1998.

    - Report on 8-K filed on March 6, 1998 reported the repurchase of 2,365,066 shares of Common Stock of the Company held by Clearwater Fund IV, Ltd. for a purchase price of $1.1375 per share.

(c) Filing on form S-8 on January 26, 1998 was made to register 540,000 shares of company common stock which may be issued as part of the First Amended and restated 1993 Stock Option Plan.

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors of Monterey Pasta Company

    We have audited the accompanying consolidated balance sheets of Monterey Pasta Company and subsidiary as of December 29, 1996 and December 28, 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years then ended. We have also audited the Schedule listed in the accompanying index at Item 14(a). These financial statements and the Schedule are the responsibility of Monterey Pasta Company's management. Our responsibility is to express an opinion on these financial statements and the Schedule based on our audit.

    We conducted our audits in accordance with generally accepted auditing standards. These standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements and Schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and Schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation of the financial statements and Schedule. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Monterey Pasta Company and subsidiary at December 29, 1996 and December 28, 1997, and the results of their operations and their cash flows for each of the two years then ended in conformity with generally accepted accounting principles.

    Also, in our opinion, the Schedule presents fairly in all material respects, the information set forth therein.

BDO Seidman, LLP
San Francisco, California
January 29, 1998, except for Notes 4 and 18, which are as of March 5, 1998

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors of Monterey Pasta Company:

    We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of Monterey Pasta Company and subsidiaries for the year ended December 31, 1995. These financial statements are the responsibility of Monterey Pasta Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Monterey Pasta Company and subsidiaries for the year ended December 31, 1995 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP
San Francisco, California
March 29, 1996

                             MONTEREY PASTA COMPANY
                          CONSOLIDATED BALANCE SHEETS

                                                                          DECEMBER 29, 1996  DECEMBER 28, 1997
                                                                          -----------------  -----------------
ASSETS (Note 4)
Current assets:
  Cash and cash equivalents (Note 1)....................................   $       724,729    $       410,228
  Accounts receivable, less allowances of $924,285 and $332,877 (Notes 1
    and 7)..............................................................         1,669,366          2,440,745
  Inventories (Notes 2 and 7)...........................................         1,504,977          1,218,546
  Prepaid expense and other (Note 10)...................................           693,870          1,519,801
                                                                                                                        -
                                                                          -----------------  -----------------
    Total current assets................................................         4,592,942          5,589,320

Property and equipment, net (Notes 3 and 7).............................         5,700,902          5,057,846
Assets held for sale (Note 3)...........................................           326,701                 --
Intangible and other assets, net........................................           141,105            101,582
Deposits and other......................................................            27,109            280,245
                                                                                                                        -
                                                                          -----------------  -----------------
    Total assets........................................................   $    10,788,759    $    11,028,993
                                                                                                                        -
                                                                                                                        -
                                                                          -----------------  -----------------
                                                                          -----------------  -----------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Bank overdraft........................................................   $       845,372    $         5,692
  Accounts payable......................................................           713,311            949,036
  Accrued payroll and related benefits..................................           299,968            192,787
  Accrued liabilities (Note 13).........................................         1,822,377            724,345
  Current portion of notes, loans, and capitalized leases payable (Notes
    1, 4 and 18)........................................................           901,166          1,273,216
  Net liability from discontinued operations (Note 15)..................           387,584                 --
                                                                                                                        -
                                                                          -----------------  -----------------
    Total current liabilities...........................................         4,969,778          3,145,076
                                                                                                                        -
                                                                          -----------------  -----------------
Notes, loans, and capitalized leases payable, less current portion
  (Notes 1, 3, 4, and 18)...............................................           734,279            523,701
                                                                                                                        -
                                                                          -----------------  -----------------
    Total liabilities...................................................         5,704,057          3,668,777
                                                                                                                        -
                                                                          -----------------  -----------------
Commitments and contingencies (Notes 5, 9, 15 and 18)
Stockholders' equity (Notes 6, 14, 16 and 18):
  Series A and B Convertible Preferred Stock, no par value, 1,000,000
    shares authorized, 3,500 issued and outstanding in 1996.............         4,182,790                 --
  Common stock, $.001 par value, 70,000,000 shares authorized, 8,714,652
    and 15,206,259 issued and outstanding...............................        35,754,611         42,640,107
  Shareholder note receivable...........................................                --           (562,500)
  Accumulated deficit...................................................       (34,852,699)       (34,717,391)
                                                                                                                        -
                                                                          -----------------  -----------------
    Total stockholders' equity..........................................         5,084,702          7,360,216
                                                                                                                        -
                                                                          -----------------  -----------------
    Total liabilities and stockholders' equity..........................   $    10,788,759    $    11,028,993
                                                                                                                        -
                                                                                                                        -
                                                                          -----------------  -----------------
                                                                          -----------------  -----------------

        See accompanying summary of significant accounting policies and notes to consolidated financial statements.

                             MONTEREY PASTA COMPANY
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                     YEARS ENDED
                                                                     --------------------------------------------
                                                                          1995           1996           1997
                                                                     --------------  -------------  -------------
Net revenues (Note 11).............................................  $   18,715,826  $  24,492,403  $  23,446,780
Cost of sales......................................................      11,111,379     15,851,120     13,761,013
                                                                     --------------  -------------  -------------
Gross profit.......................................................       7,604,447      8,641,283      9,685,767

Selling, general and administrative (Notes 10 and 13)..............       8,460,031     16,237,609      8,723,887
Loss on disposition or impairment of assets (Note 3)...............              --        571,544        259,480
                                                                     --------------  -------------  -------------
Operating income (loss)............................................        (855,584)    (8,167,870)       702,400

Interest income (expense), net (Note 4)............................        (492,681)      (430,968)      (211,438)
Other income, net (Note 7).........................................          51,084        145,808          4,135
                                                                     --------------  -------------  -------------
Income (loss) from continuing operations before provision for
  income taxes.....................................................      (1,297,181)    (8,453,030)       495,097

Provision for income taxes (Note 8)................................              --             --         20,691
                                                                     --------------  -------------  -------------
Income (Loss) from continuing operations...........................      (1,297,181)    (8,453,030)       474,406

Discontinued operations (Note 15):
  Loss from operations and disposition.............................     (18,476,706)            --             --
  (Loss) recovery during phase-out period..........................      (2,802,622)       219,998         36,882
                                                                     --------------  -------------  -------------
Net income (loss)..................................................  $  (22,576,509) $  (8,233,032) $     511,288
                                                                     --------------  -------------  -------------
                                                                     --------------  -------------  -------------

Net income (loss) per common share and common equivalent share
  (Note 14):
Net income (loss) from continuing operations.......................  $   (1,297,181) $  (8,453,030) $     474,406
Dividends to preferred and certain common shareholders (Note 6)....              --     (1,108,343)      (317,647)
                                                                     --------------  -------------  -------------
Net income (loss) from continuing operations attributable to common
  shareholders.....................................................  $   (1,297,181) $  (9,561,373) $     156,759
                                                                     --------------  -------------  -------------
                                                                     --------------  -------------  -------------
Basic and diluted income (loss) per share:
  Continuing operations............................................  $        (0.20) $       (1.16) $         .02
  Discontinued operations..........................................  $        (3.30) $        0.03  $         .00
                                                                     --------------  -------------  -------------
Net income (loss) per common share.................................  $        (3.50) $       (1.13) $         .02
                                                                     --------------  -------------  -------------
                                                                     --------------  -------------  -------------
Weighted average common and common equivalent shares outstanding...       6,440,198      8,276,608     10,458,451
                                                                     --------------  -------------  -------------
                                                                     --------------  -------------  -------------
Dividends on common shares.........................................  $           --  $          --  $          --
                                                                     --------------  -------------  -------------
                                                                     --------------  -------------  -------------

        See accompanying summary of significant accounting policies and notes to consolidated financial statements.

                             MONTEREY PASTA COMPANY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    FOR THE YEARS ENDED 1995, 1996, AND 1997

                                              PREFERRED STOCK          COMMON STOCK       SHAREHOLDER
                                           ----------------------  ---------------------     NOTE      ACCUMULATED
SEE NOTE 6                                   SHARES      AMOUNT     SHARES      AMOUNT    RECEIVABLE     DEFICIT        TOTAL
-----------------------------------------  -----------  ---------  ---------  ----------  -----------  ------------  -----------
Balance, end of 1994.....................          --   $      --  6,057,500  $23,390,174  $      --    $(2,993,158) $20,397,016
Exercise of stock options, at an average
  net price per share of $6.12...........          --          --     15,733      96,305          --            --        96,305
Issuance of common stock through Employee
  Stock Purchase Plan, at an average net
  price per share of $5.63...............          --          --        879       4,950          --            --         4,950
Issuance of common stock, less offering
  costs of $123,424, at an average net
  price per share of $6.83...............          --          --    300,000   2,047,573          --            --     2,047,573
Issuance of common stock, less offering
  costs of $264,339, at an average net
  price per share of $3.89...............          --          --    445,000   1,729,261          --            --     1,729,261
Issuance of notes payable with beneficial
  conversion feature (Note 6)............          --          --         --     705,907          --            --       705,907
Net loss.................................          --          --         --          --          --   (22,576,509)  (22,576,509)
                                                -----   ---------  ---------  ----------  -----------  ------------  -----------
Balance, end of 1995.....................          --          --  6,819,112  27,974,170          --   (25,569,667)    2,404,503
Conversion of 7% note payable plus
  accrued interest, less costs of
  $264,951, at an average net price per
  share of $4.78 (including $705,907
  discount recorded in 1995).............          --          --    933,711   3,755,505          --            --     3,755,505
Issuance of common stock in payment of
  penalties related to conversion of 7%
  note, at an average net price per share
  of $5.06...............................          --          --     39,506     200,000          --            --       200,000
Issuance of common stock in private
  placement, net of offering costs of
  $222,147, at an average net price per
  share of $4.13.........................          --          --    916,000   3,785,353          --            --     3,785,353
Issuance of common stock in payment of
  lease settlement to a related party, at
  an average net price per share of
  $6.58..................................          --          --      5,323      35,000          --            --        35,000
Issuance of Series A and B convertible
  preferred stock, net of offering costs
  of $146,938 plus deemed dividend, at an
  average net value per share of
  $1,195.08..............................       3,500   4,182,790         --          --          --      (875,000)    3,307,790
Deemed dividend of $50 per share on
  preferred stock........................          --          --         --          --          --      (175,000)     (175,000)
Issuance of common stock under Employee
  Stock Purchase Plan, at an average
  price per share of $4.58...............          --          --      1,000       4,583          --            --         4,583
Net loss for the year....................          --          --         --          --          --    (8,233,032)   (8,233,032)
                                                -----   ---------  ---------  ----------  -----------  ------------  -----------
Balance, end of 1996.....................       3,500   $4,182,790 8,714,652  $35,754,611  $      --   ($34,852,699) $ 5,084,702
                                                -----   ---------  ---------  ----------  -----------  ------------  -----------
                                                -----   ---------  ---------  ----------  -----------  ------------  -----------

        See accompanying summary of significant accounting policies and notes to consolidated financial statements.

                             MONTEREY PASTA COMPANY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED 1995, 1996, AND 1997 (CONTINUED)

                                             PREFERRED STOCK          COMMON STOCK       SHAREHOLDER
                                          ----------------------  ---------------------     NOTE      ACCUMULATED
                                            SHARES      AMOUNT     SHARES      AMOUNT    RECEIVABLE     DEFICIT        TOTAL
                                          -----------  ---------  ---------  ----------  -----------  ------------  -----------
Conversion of Series B-1 Shares to
  Common Stock..........................        (500)   (593,542)   345,490     582,372          --            --       (11,170)
Issuance of common stock in private
  placement, net of offering costs of
  $145,407, at an average net price per
  share of $1.259.......................          --          --  1,600,000   1,960,448          --            --     1,960,448
Conversion of A-1 shares to common
  stock.................................      (3,000)  (3,589,248) 4,108,108  3,523,343          --            --       (65,905)
Options granted in lieu of fees.........          --          --         --      27,095          --                      27,095
Employee Stock Plan purchases...........          --          --      1,225       2,513          --            --         2,513
Issuance of 550,000 shares of common
  stock at $1.875 to CEO Ken Steel in
  exchange for promissory note..........          --          --    550,000   1,031,250  (1,031,250)           --            --
Steel share forfeitures.................          --          --   (250,000)   (468,750)    468,750            --            --
Deemed dividends paid in shares.........          --          --    136,784     227,225          --      (227,225)           --
Deemed and actual dividends paid in
  cash..................................          --          --         --          --          --      (148,755)     (148,755)
Net income for the year.................          --          --         --          --          --       511,288       511,288
                                          -----------  ---------  ---------  ----------  -----------  ------------  -----------
Balance, end of 1997....................          --   $      --  15,206,259 $42,640,107  $(562,500)  ($34,717,391) $ 7,360,216
                                          -----------  ---------  ---------  ----------  -----------  ------------  -----------
                                          -----------  ---------  ---------  ----------  -----------  ------------  -----------

        See accompanying summary of significant accounting policies and notes to consolidated financial statements.

                             MONTEREY PASTA COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     YEARS ENDED
                                                                      ------------------------------------------
SEE NOTE 12--SUPPLEMENTAL CASH FLOW INFORMATION                           1995          1996           1997
--------------------------------------------------------------------  ------------  -------------  -------------
Cash flows from operating activities:
Net Income (Loss) from continuing operations........................  $ (1,297,181) $  (8,453,030) $     474,406
Adjustments to reconcile income from continuing operations to net cash used in operating activities:
  Depreciation and amortization.....................................       685,742        918,585        960,527
  Provisions for allowances for bad debt, returns, adjustments and
    spoils..........................................................            --        771,018       (591,408)
  Inventory reserves................................................            --         15,000             --
  Loss on disposition and writedown of property and equipment.......            --        571,554        259,480
  Expenses paid in common stock and options.........................            --        228,363         27,095
  Changes in assets and liabilities:
      Accounts receivable...........................................      (379,103)    (1,199,134)      (179,971)
      Inventories...................................................      (199,950)      (425,001)       286,431
      Prepaid expenses, intangible assets and other.................      (947,732)     1,160,918       (917,957)
      Accounts payable..............................................       738,745       (798,281)      (594,149)
      Accrued expenses..............................................       592,018      1,094,530       (613,002)
                                                                      ------------  -------------  -------------
    Net cash used in continuing operations..........................      (807,461)    (6,115,478)      (888,548)
    Net cash used in discontinued operations........................    (7,668,088)    (1,967,602)      (137,902)
                                                                      ------------  -------------  -------------
    Net cash used in operating activities...........................    (8,475,549)    (8,083,080)    (1,026,450)
                                                                      ------------  -------------  -------------
Cash flows from investing activities:
  Redemption of held-to-maturity securities.........................     1,023,209             --             --
  Purchase of property and equipment................................    (1,566,895)    (1,968,360)      (480,977)
  Proceeds from sale of property and equipment......................            --         75,383        159,095
  Proceeds from sale of subsidiary..................................            --          1,000             --
  Advances to related party.........................................            --       (350,000)            --
                                                                      ------------  -------------  -------------
      Net cash used in investing activities.........................      (543,686)    (2,241,977)      (321,882)
                                                                      ------------  -------------  -------------
Cash flows from financing activities:
  Bank overdrafts...................................................            --        845,372       (839,680)
  Proceeds from revolving line of credit............................            --     20,081,967     15,078,913
  Repayments on revolving line of credit............................            --    (19,194,071)   (14,714,032)
  Proceeds from long-term debt......................................     4,010,549        457,474             --
  Securities issue costs............................................            --             --        (71,308)
  Debt issuance costs...............................................            --        (64,951)            --
  Repayment of long-term debt and capital lease obligations.........      (126,914)      (111,615)      (253,364)
  Dividends on preferred stock......................................            --             --       (148,755)
  Proceeds from issuance of preferred stock.........................            --      3,307,790             --
  Proceeds from issuance of common stock............................     3,878,089      3,789,936      1,982,057
                                                                      ------------  -------------  -------------
      Net cash provided by financing activities.....................     7,761,724      9,111,902      1,033,831
                                                                      ------------  -------------  -------------
Net decrease in cash................................................    (1,257,511)    (1,213,155)      (314,501)
Cash and cash equivalents, beginning of period......................     3,195,395      1,937,884        724,729
                                                                      ------------  -------------  -------------
Cash and cash equivalents, end of period............................  $  1,937,884  $     724,729  $     410,228
                                                                      ------------  -------------  -------------
                                                                      ------------  -------------  -------------

        See accompanying summary of significant accounting policies and notes to consolidated financial statements.

                             MONTEREY PASTA COMPANY

                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    PRINCIPLES OF CONSOLIDATION AND NATURE OF OPERATIONS

    The consolidated financial statements include the accounts of Monterey Pasta Company (a producer and distributor of pasta and pasta sauces), together with its wholly-owned subsidiaries, Upscale Food Outlets, Inc. (a chain of fast food restaurants serving the Company's product--through April 1996) and Monterey Pasta Development Company (a franchiser of restaurants--inactive). All significant intercompany accounts and transactions have been eliminated in consolidation. Collectively, Monterey Pasta Company, Upscale Food Outlets, Inc. and Monterey Pasta Development Company are referred to as the "Company." As discussed in Note 15, the Company discontinued the operations of Upscale Food Outlets, Inc. and Monterey Pasta Development Company effective December 31, 1995. Accordingly, the restaurant and franchise businesses are accounted for as discontinued operations in the accompanying consolidated financial statements for all periods presented.

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

    ACCOUNTING PERIODS

    For quarterly reporting purposes the Company employs a 4 week, 4 week, 5-week reporting period. The fiscal year ends on the last Sunday of each calendar year (a 52/53 week year). The 1995, 1996 and 1997 fiscal years ended on December 31, 1995 (52 weeks), December 29, 1996 (52 weeks), and December 28, 1997 (52 weeks), respectively.

    RECLASSIFICATIONS

    Certain of the 1996 financial statement amounts have been reclassified to conform to the 1997 presentation.

    CASH AND CASH EQUIVALENTS

    The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

    ACCOUNTS RECEIVABLE AND ALLOWANCES

    The Company provides reserves for estimated credit losses, product returns, spoilage, and adjustments at a level deemed appropriate to adequately provide for known and inherent risks related to such amounts. The allowances are based on reviews of loss, return, spoilage, adjustment history, contractual relationships with customers, current economic conditions, and other factors that deserve recognition in estimating potential losses. While management uses the best information available in making its determination, the ultimate recovery of recorded accounts, notes, and other receivables is also dependent on future economic and other conditions that may be beyond management's control. However, as a means of reducing risk the Company has converted nearly 80% of its customers, representing over 80% of sales volume, to "swell" allowances. Swell allowances limit sales allowances to not exceed a specific percent, thereby controlling the allowance level. Total sales allowances were 13.3 percent of gross sales in 1997 vs. 21.7 percent in 1996, an 8.4 percent reduction.

                             MONTEREY PASTA COMPANY

                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    INVENTORIES

    Inventories are stated at the lower of cost (using the first-in, first-out method) or market and consist principally of component ingredients to the Company's refrigerated pasta and sauces, finished goods, and packaging materials.

    SLOTTING AND ADVERTISING COSTS

    The Company expenses advertising costs as incurred or when the related campaign commences. Slotting fees paid or credited to club stores and grocery chains for shelf space allocations are amortized over the life of the agreement, generally one year.

    PROPERTY AND EQUIPMENT

    Property and equipment are recorded at cost. Depreciation is provided for on the straight-line method over the estimated useful lives of the assets (or lease term for leasehold improvements if shorter):

                                                              7 to 20
Leasehold improvements                                        years
                                                              7 to 12
Machinery and equipment                                       years
                                                              5 to 15
Office furniture and equipment                                years
Vehicles                                                      5 to 7 years

    Long-lived assets, including intangible assets, are assessed for possible impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable, or whenever management has committed to a plan to dispose of the assets. Assets to be held and used affected by such an impairment loss are depreciated or amortized at their new carrying amount over the remaining estimated life; assets to be sold or otherwise disposed of are not subject to further depreciation or amortization.

    INTANGIBLE ASSETS

    Intangible assets consist of tradenames and other intangibles recorded at cost, net of accumulated amortization of $201,356 and $240,470 in 1996 and 1997, respectively.

    INCOME TAXES

    The Company accounts for corporate income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes", which requires an asset and liability approach. This approach results in the recognition of deferred tax assets (future tax benefits) and liabilities for the expected future tax consequences of temporary timing differences between the book carrying amounts and the tax basis of assets and liabilities. Future tax benefits are subject to a valuation allowance to the extent of the likelihood that the deferred tax assets may not be realized.

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

                             MONTEREY PASTA COMPANY

                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    STOCK-BASED COMPENSATION

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

    NEW ACCOUNTING PRONOUNCEMENTS

    On March 3, 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings per Share." This pronouncement provides a different method of calculating earnings per share than is currently used in accordance with APB No. 15, "Earnings per Share" (see Note
14). SFAS No. 128 provides for the calculation of Basic and Diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. Because of losses in 1995 and 1996, and the decline in the market price below the exercise price of options and warrants in all periods, other potentially dilutive securities have an antidilutive effect in all periods. Accordingly, calculations under the new standard, which was adopted in 1997, were the same as those under the prior method.

    During 1997, the Financial Accounting Standards Board released SFAS No. 130, REPORTING COMPREHENSIVE INCOME. SFAS 130, which is effective for fiscal years beginning after December 15, 1997, establishes standards for reporting and display of comprehensive income and its components in the entity's financial statements. The objective of SFAS 130 is to report a measure of all changes in the equity of an enterprise that result from transactions and other economic events of the period. Comprehensive income is the total of net income and all other non-owner changes in equity. SFAS 130 does not address issues of recognition or measurement for comprehensive income and its components, and therefore, it will not have an impact on the financial condition or results of the Company upon operation.

    The Financial Accounting Standards Board also recently released SFAS 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. This Statement, which is also effective for fiscal years beginning after December 15, 1997, requires reporting of financial and descriptive information about reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company operates in only one business segment, production and distribution of pasta and related products, and thus believes this new Statement will have no impact on disclosure, financial conditions, or results of operations.

                             MONTEREY PASTA COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. CONCENTRATION OF CREDIT RISK AND FAIR VALUE OF FINANCIAL INSTRUMENTS

    CONCENTRATION OF CREDIT RISK

    Financial instruments which potentially subject the Company to concentration of credit risk include cash and accounts receivable.

    The Company maintains its cash accounts in Imperial Bank, Fresno, California. The total bank cash balances are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. A summary of total insured and uninsured balances as of December 29, 1997 is as follows:

                                                                                   CASH AND CASH EQUIVALENTS
                                                                               ----------------------------------
                                                                               COMMERCIAL
                                                                                  BANKS       OTHER      TOTAL
                                                                               -----------  ---------  ----------
Amounts per bank and financial institution records...........................   $ 395,860   $  14,368  $  410,228
Portion insured by FDIC......................................................     100,000          --     100,000
                                                                               -----------  ---------  ----------
    Uninsured amounts........................................................   $ 295,860   $  14,368  $  310,228
                                                                               -----------  ---------  ----------
                                                                               -----------  ---------  ----------

    FAIR VALUE OF FINANCIAL INSTRUMENTS

    At December 29, 1996 and December 28, 1997, estimated fair values for the Company's financial instruments and methods and assumptions used in estimating fair values were as follows:

                                                                      1996                        1997
                                                           --------------------------  --------------------------
                                                             CARRYING     ESTIMATED      CARRYING     ESTIMATED
                                                              AMOUNT      FAIR VALUE      AMOUNT      FAIR VALUE
                                                           ------------  ------------  ------------  ------------
Cash and Cash Equivalents: the carrying amount in the
  balance sheet approximates fair value..................  $    724,729  $    724,729  $    410,228  $    410,228

Accounts Receivable, less allowances: the carrying amount
  in the balance sheet approximates fair value due to the
  relatively short-term maturity of the debt and the
  reserves reducing the amounts to net realizable
  value..................................................     1,669,366     1,669,366     2,440,745     2,440,745

Notes and Loans Payable (credit facility): the carrying
  amount approximates fair value since the interest
  floats with the prime rate.............................     1,401,261     1,401,261     1,589,265     1,589,265

Capitalized Leases Payable: the fair value is estimated
  based on current interest rates and comparable current
  available terms........................................       234,184       234,184       207,652       207,652

                             MONTEREY PASTA COMPANY

2. INVENTORIES

                                                                                            1996          1997
                                                                                        ------------  ------------
Inventories consisted of the following:
  Production--Ingredients.............................................................  $    591,853  $    602,428
  Production--Finished goods..........................................................       654,640       382,736
  Paper goods and packaging materials.................................................       313,484       288,382
                                                                                        ------------  ------------
                                                                                           1,559,977     1,273,546
  Allowances for spoils and obsolescence..............................................       (55,000)      (55,000)
                                                                                        ------------  ------------
                                                                                        $  1,504,977  $  1,218,546
                                                                                        ------------  ------------
                                                                                        ------------  ------------

3. PROPERTY AND EQUIPMENT

                                                                                          1996           1997
                                                                                      -------------  -------------
Property and equipment consisted of the following:
  Leasehold improvements............................................................  $   1,748,780  $   1,809,946
  Machinery and equipment...........................................................      4,187,535      4,459,088
  Computers, office furniture and equipment.........................................        753,584        743,747
  Vehicles..........................................................................        574,877        233,942
                                                                                      -------------  -------------
                                                                                          7,264,776      7,246,723
  Less accumulated depreciation and amortization....................................     (1,588,242)    (2,252,842)
                                                                                      -------------  -------------
                                                                                          5,676,534      4,993,881
  Construction in progress..........................................................         24,368         63,965
                                                                                      -------------  -------------
                                                                                      $   5,700,902  $   5,057,846
                                                                                      -------------  -------------
                                                                                      -------------  -------------

    During 1996, the Company identified certain property and equipment assets which were overvalued, obsolete and/or no longer being used in the Company's operations. These assets consisted of equipment replaced in the renovation of the Company's production facilities, equipment designed for sales to restaurant and food service operations which the Company has discontinued, carts and kiosks for alternative venue operations which have also been discontinued, and office furniture and fixtures identified as excess or impaired in value. The bulk of these assets, included in assets held for sale in the accompanying balance sheet, were reduced to their estimated fair value of $326,701 at December 29, 1996, resulting in a loss on writedown of $406,070 in 1996 (included in loss on disposition and impairment of assets in the accompanying statements of operations). An additional writedown of $46,000 in 1996 related to office furniture and fixtures identified as excess and/or impaired in value.

                             MONTEREY PASTA COMPANY

4. NOTES, LOANS, AND CAPITALIZED LEASES PAYABLE

Year-end debt consisted of the following:                                1996       1997
                                                                       ---------  ---------

Credit Facility:
  Receivable and inventory revolver..................................  $ 420,116  $ 952,894
  Equipment revolver.................................................    397,813         --
  Equipment term loan................................................    583,332    636,371
Capitalized leases payable...........................................    234,184    207,652
                                                                       ---------  ---------
                                                                       1,635,445  1,796,917
  Less current maturities............................................    901,166  1,273,216
                                                                       ---------  ---------
                                                                       $ 734,279  $ 523,701
                                                                       ---------  ---------
                                                                       ---------  ---------

    CREDIT FACILITY

    In July 1997, the Company negotiated a new lower interest rate $3,000,000 credit facility from a new financial institution to replace a former $3,000,000 facility secured by substantially all assets of the Company, and composed of the following:

    - Accounts receivable and inventory revolver for up to $1,500,000 with interest at prime plus 2% (10.50% at December 28, 1997)

    - Equipment revolver for up to $500,000 with interest at prime plus 2.25% (10.75% at December 28, 1997), payable at $13,889 monthly, plus interest

    - Term note for up to $1,000,000 plus interest at prime plus 2.25% (10.75% at December 28, 1997 payable at $83,333 monthly, plus interest

    Based on a 1997 profitability clause in the new Security and Loan Agreement, the Company had its interest rate on all lines lowered by 1.5% effective February 8, 1998.

    The terms of the Credit Facility prohibit the payment of cash dividends (except with written approval) on the Company's capital stock and restricts payments for, among other things, repurchasing shares of its capital stock. Other terms of the Credit Facility limit the Company with respect to, among other things, (i) incurring additional indebtedness, (ii) adversely changing the capital structure, and (iii) acquiring assets other than in the normal course of business including specific limits on annual capital expenditures. As of December 28, 1997, there were no violations of any loan covenants.

    Because of the need to acquire a portion of the Company's Common shares owned by Clearwater Fund IV, Ltd. common shares (See Note 6) with a capital commitment of $2,690,263, the company recently asked the bank to increase its credit facility by $1 million. On February 25, 1998 the bank approved the following new credit facility with an expiration date of 7/24/98, and revised the loan covenants to reflect the impact of the Clearwater transaction.

    - Accounts receivable and inventory revolver for up to $1,500,000 with interest at prime plus 1/2% (9.0% at 3/13/98)

    - Equipment revolver for up to $500,000 with interest at prime plus 1/2% (9.0% at 3/13/98) payable at $13,889 monthly, plus interest

                             MONTEREY PASTA COMPANY

    - A $2,000,000 term loan with interest at prime plus 1.5% (10% at 3/13/98) and 24 payments of 83,334 per month.

    Prior to the consummation of the stock repurchase and the effective date of the new facility, the Company had $703,000 outstanding on its receivable and inventory line and no other bank indebtedness. After the transaction its bank debt was $3,393,000, of which $993,000 was outstanding on the receivables/ inventory line, $400,000 owing on the equipment line and $2,000,000 outstanding on the term note (see also Note 6).

    CAPITALIZED LEASES PAYABLE

    The Company leases certain equipment under capitalized leases, including refrigeration equipment located at retail sites of the Company's single largest customer (see Note 11). The arrangements with the customer call for title of the equipment to be transferred to the customer if it carries Company products continuously through August of the year 2000. The lease which includes this equipment (as well as other items) calls for monthly payments of $6,363, including interest at 10.90%, plus a final purchase payment at fair value not to exceed $40,664.

    The leases are collateralized by the underlying equipment with book values of $45,897, $246,352 and $236,403 in 1995, 1996 and 1997, respectively. Future minimum lease payments consist of:

YEAR                                                                                  TOTAL
----------------------------------------------------------------------------------  ----------
1998..............................................................................  $   96,280
1999..............................................................................      88,917
2000..............................................................................      68,258
2001..............................................................................       7,479
                                                                                    ----------
                                                                                       260,934
Less amounts representing interest................................................      53,282
                                                                                    ----------
Net capitalized leases............................................................  $  207,652
                                                                                    ----------
                                                                                    ----------

    PRINCIPAL PAYMENT MATURITIES

    Notes, loans and capitalized leases payable require principal payments (including the principal portion of capitalized leases above) as follows:

                                                                                     AMOUNT
                                                                                  ------------
1998............................................................................  $  1,273,216
1999............................................................................       457,326
2000............................................................................        59,739
2001............................................................................         6,636
                                                                                  ------------
                                                                                  $  1,796,917
                                                                                  ------------
                                                                                  ------------

5. OPERATING LEASES

    The Company currently leases production, warehouse and corporate office space as well as certain equipment in Monterey County, California under both month-to-month and non-cancelable operating lease agreements, expiring through November 2004. The terms of the leases generally require the Company to pay common area maintenance, taxes, insurance, and certain other costs.

                             MONTEREY PASTA COMPANY

    Future lease payments due under non-cancelable operating leases with terms of more than one year but before consideration of subleases entered into in 1997 and 1998 (see Note 18) are as follows:

YEAR                                                           LEASE AMOUNT   SUBLEASE INCOME
-------------------------------------------------------------  -------------  ---------------
1998.........................................................   $   521,000     $   246,000
1999.........................................................       536,000         235,000
2000.........................................................       549,000         235,000
2001.........................................................       361,000          26,000
2002 and thereafter..........................................       338,000              --
                                                               -------------  ---------------
                                                                $ 2,305,000     $   742,000
                                                               -------------  ---------------
                                                               -------------  ---------------

    Gross rent expense under the leases for 1995, 1996, and 1997 was $300,362, $544,072 and 509,225; rental income in 1997 was $158,100. During 1997, the
Company subleased its San Francisco premises to a large publishing company at a slight premium to the rent for which it has contractual liability. The sublease expires on the same date as the underlying lease.

6. STOCKHOLDERS' EQUITY

    PREFERRED STOCK

    During August, 1996, 3,000 shares of Series A Convertible Preferred and 500 shares of Series B Convertible Preferred stock were issued at an average stated price of $1,000 per share under separate agreements amended in February and April 1997. The shares were convertible to common stock at 80% of the market price, as defined in the agreements. The $875,000 value of the guaranteed contractual discount rate, which is additional yield to the investors, was accounted for as a deemed dividend to the preferred shareholders (see Note 14). The Company's agreements for Series A and B Convertible Preferred stock provided for certain dividends, as well as penalties if the related Common conversion shares were not registered by November 1, 1996.

    Under the amended agreements, which called for the exchange of the unconverted Series A and B shares for new Series A-1 and B-1 shares, $240,000 was paid to the holders of the Series A-1 stock on March 31, 1997, in lieu of all prior penalties and dividends. Also, $30,000 was paid to the holder of Series B-1 on April 4, 1997, in lieu of all prior penalties and dividends. An additional $13,755 in penalties was incurred during the period from May 1, 1997 to May 6, 1997, the date of filing of the amended Registration Statement covering the related conversion shares. Of this amount, $11,613 was paid to the holder of the Series A-1 shares and $2,142 was paid to the B-1 shareholder. The amended agreement for the Series B-1 Convertible Preferred stock called for additional penalties if the Registration Statement was not declared effective by July 31, 1997. The Registration Statement was not declared effective until October 24, 1997. Therefore, $30,000 was paid to the holder of the B-1 Convertible Preferred Stock on November 3, 1997.

    In lieu of dividends for Series A-1 called for under the original agreements, the Company agreed to pay a total amount of $50,000 to holders of the new Series A-1 stock, constituting an annualized dividend equal to four percent (4%) of the purchase price of the Series A Preferred Stock through December 28, 1996. The dividend was paid in the form of 37,037 shares of the Company's common stock, valued at $62,500 based on 80% of the $1.6875 per share market price on the day the Registration Statement was effective. No additional dividends will be payable on the Series A-1 stock.

    During March, 1997, one-half of the Series B Convertible Preferred stock, with a face amount of $250,000 and a total book value of $298,771, was converted into 160,256 shares of Common Stock having a

                             MONTEREY PASTA COMPANY
market value of $312,500. Holders of the remaining unconverted Series B-1 stock received an 8% annual dividend from April 1, 1997 forward, payable in each quarter; with two dividends of $5,000 paid during 1997. The remaining Series B-1 Preferred Stock was converted to 207,894 shares of common stock in October, 1997. Of the 207,894 shares of common stock issued, 22,660 shares represented penalty shares awarded due to late effectiveness of the Company's Registration Statement.

    In December, 1997 the $3,000,000 of Series A-1 Convertible Preferred Stock was converted into 4,108,108 shares of common stock. On February 13, 1998, the Company was notified by the NASDAQ Stock Market, Inc. ("NASDAQ") that the Company's Series A convertible Preferred stock offering, as amended by the Series A-1 Agreement in March of 1997 had violated Rule 4460(i)(l)9D)(ii) which requires shareholder approval prior to the issuance of securities convertible into common stock equal to, or in excess of, 20% of outstanding shares at the time of issuance. The NASDAQ required the Company to repurchase 2,365,066 shares, held by Clearwater Fund IV, Ltd., or face delisting from the National NASDAQ market.

    After reviewing its options, Company management, in concert with the Company's Board of Directors and its legal advisors, decided to begin negotiations with the Clearwater Fund IV, Ltd. to repurchase 2,365,066 shares. Negotiations were completed March 5, 1998 and the Company repurchased the shares for a total consideration of $2,690,263 or $1.1375/share. Outstanding shares after the repurchase are 12,841,193, for a reduction of 15.6%.

    COMMON STOCK (SEE ALSO PREFERRED STOCK ABOVE AND NOTE 18)

    During 1995, the Company issued 445,000 shares of its common stock at a gross price of $4.48 per share and 300,000 shares of its common stock at a gross price of $4.86 per share in two private placements.

    During 1996, a $4,000,000 convertible note payable originally issued in 1995 plus accrued interest at 7% was converted into 933,711 shares of common stock at an average gross price of $4.31 per share (before consideration of conversion discount and costs). Included in the interest was $705,907 relating to a guaranteed discount from market price upon conversion treated as interest expense and an increase in the amounts credited to common stock. In addition, 39,506 shares valued at $5.06 per share were issued to the noteholder in payment of a penalty due to a delay in the registration of the conversion shares with the Securities and Exchange Commission.

    In April 1996, the Company issued 916,000 shares of its common stock at a gross price of $4.38 per share in a private placement. In June 1996, the Company issued 5,323 shares of its common stock at a gross price of $6.58 per share to a related party in payment of a lease termination settlement (see Note 7).

    The Company adopted a Shareholder Rights Agreement in May, 1996 which gives the shareholders the right to purchase one additional share of common stock at $28 for each share of common stock owned. The Rights are exercisable upon announcement of pending attainment by a person or entity who (together with all affiliates) will become the beneficial owner, through purchase or by merger, of securities representing 20% or more of the voting power of all common stock, except in certain circumstances of stock acquisition or merger as permitted by a vote of the majority of the non-officer members of the Board of Directors. The Rights, which expire upon the earlier of consummation of a merger permitted by vote of the Board as described above or December 31, 2004 may be redeemed by the Company at $.001 each.

    During 1997, a financing consultant for the Company was granted options to buy 50,000 shares of common stock with an exercise price of $1.88, immediate vesting and expiring March 12, 1998. The options expired unexercised.

                             MONTEREY PASTA COMPANY

    In April 1997, the Company issued 1,600,000 shares of its common stock at a gross price of $1.35/share in a private placement. The shares were registered as part of the Company Registration Statement on Form S-3 which was effective October 24, 1997.

    In April 1997, the Company's then current Chief Executive Officer agreed to purchase 550,000 shares of common stock based on an agreement containing various time-served and performance restrictions with a full recourse note due December 31, 1997. Certain of the performance restrictions were not met and 250,000 shares were forfeited during 1997, leaving 300,000 shares outstanding at December 28, 1997. The note, with a remaining balance of $562,500, was converted to a non-interest bearing non-recourse status effective December 31, 1997 with an expiration date of December 31, 1999. Because the new note is non-recourse, the shares and related note are treated for accounting purposes as canceled and replaced with options. The $51,000 fair value of the resulting decreed option grant will be charged to income on its December 31 grant date, during the first quarter of 1998.

    In May of 1997 an executive search firm was granted options to purchase 7,767 shares of Company common stock with an exercise price of $2.06, immediate vesting, and a 3 year expiration.

    During November of 1997 the Company issued 77,087 shares of common stock in lieu of a guaranteed yield on the private placement common stock issued in March, 1997. The yield was guaranteed at 8% from date of stock issuance until effectiveness of the Company's Registration Statement on Form S-3. The Registration Statement was effective on October 24, 1997 and $126,471 in penalties had accumulated.

    WARRANTS

    In 1993, the Company issued warrants to purchase 205,000 shares of common stock for $8.40 per share valid through December, 1998.

    In April, 1996, the Company issued warrants to purchase 400,750 shares of its common stock at $6.50 per share in connection with a placement of 916,000 shares of common stock. The warrants, with an estimated original value of $137,400, are valid for seven years, and include registration rights for the related shares which were registered effective October 24, 1997.

    In March, 1997, the Company issued warrants for 532,800 shares of its common stock at $2.25 per share in connection with a private placement of 1,600,000 shares of common stock. The warrants, with an estimated original value of $271,700, are valid for three years, and included registration rights for the related shares which were part of the Company's S-3 which was effective October 24, 1997.

    STOCK OPTION PLAN

    Effective August 31, 1993, the Company's Board of Directors adopted a stock option plan, subsequently amended and restated, which provides for the granting of incentive stock options or non-qualified stock options to eligible employees, consultants and outside directors. The Company has reserved 1,740,000 shares of its common stock for issuance under the plan. The plan provides that the option price shall not be less than the fair market value of the shares on the date of grant; therefore, no compensation expense is recorded for employees. Compensation or other expense is recorded for any non-employee grants at fair value of the option award. Options generally vest over a period of one to three years and may be exercised for a period of up to ten years. In addition, certain options were granted by the Board outside the plan in 1995. In January of 1998, the Company filed a Form S-8 to register up to 540,000 shares of common stock eligible to be issued pursuant to the Plan to increase the total number of registered shares to 1,740,000.

    The following table shows activity in outstanding options during 1995, 1996 and 1997.

                                              1995                            1996                             1997
                                 ------------------------------  -------------------------------  ------------------------------
                                             WEIGHTED AVERAGE                 WEIGHTED AVERAGE                WEIGHTED AVERAGE
                                  SHARES      EXERCISE PRICE       SHARES      EXERCISE PRICE      SHARES      EXERCISE PRICE
                                 ---------  -------------------  ----------  -------------------  ---------  -------------------
Outstanding at beginning of
  year.........................    628,933       $    7.16        1,236,348       $    6.70         589,681       $    5.26
Granted........................    905,364            6.92          505,000            4.72         491,913            2.24
Exercised......................    (10,666)           6.03               --              --              --              --
Canceled.......................   (287,283)           8.43       (1,151,667)           6.45        (233,513)           6.13
                                 ---------           -----       ----------           -----       ---------           -----
Outstanding at end of year.....  1,236,348       $    6.70          589,681       $    5.26         848,081       $    3.24
                                 ---------                       ----------                       ---------
                                 ---------                       ----------                       ---------
Options exercisable at year
  end..........................    334,824       $    6.25          495,823       $    4.97         572,379       $    3.74
                                 ---------                       ----------                       ---------
                                 ---------                       ----------                       ---------
Weighted average fair value of
  options granted during the
  year.........................                  $    3.31                        $    2.27                       $    0.97

    The following table shows information for options outstanding or exercisable as of December 28, 1997:

                                              OPTIONS OUTSTANDING                    OPTIONS EXERCISABLE
                                     -------------------------------------  -------------------------------------
                                                 WEIGHTED                               WEIGHTED
                                                  AVERAGE      WEIGHTED                  AVERAGE      WEIGHTED
                                                 REMAINING      AVERAGE                 REMAINING      AVERAGE
                                     NUMBER OF  CONTRACTUAL    EXERCISE     NUMBER OF  CONTRACTUAL    EXERCISE
RANGE OF EXERCISE PRICES              SHARES       LIFE          PRICE       SHARES       LIFE          PRICE
-----------------------------------  ---------  -----------  -------------  ---------  -----------  -------------
$0.00-2.99.........................    586,913   8.4 years   $  1.91/share    332,698   7.7 years   $  1.85/share
$3.00-4.99.........................     20,000   8.7 years   $  3.88/share     10,000   8.7 years   $  3.88/share
$5.00-6.99.........................    212,168   5.8 years   $  6.28/share    200,681   5.7 years   $  6.31/share
$7.00-8.88.........................     29,000   7.7 years   $  7.58/share     29,000   7.7 years   $  7.58/share
                                     ---------                              ---------
Total..............................    848,081   7.8 years   $  3.24/share    572,379   7.0 years   $  3.74/share

    If the Company had elected the fair value method of accounting for stock-based compensation, compensation cost would be accrued at the estimated fair value of stock option grants over the service period, regardless of later changes in stock prices and price volatility. The fair value at date of grant for options granted in 1996 and 1997 has been estimated based on a modified Black-Scholes pricing model with the following assumptions: no dividend yield for any year; expected volatility for 1995, 1996 and 1997 grants of approximately 44%, 46%, and 47% based on historical results; risk-free interest rates of 6.65%, 6.6% and 6.59%; and expected lives of approximately five years for all grants. The following table shows net loss and loss per share for 1995, 1996 and 1997 as if the Company had elected the fair value method of accounting for stock options.

                                                                             1995           1996          1997
                                                                        --------------  -------------  -----------
Net income (loss) as reported.........................................  $  (22,576,509) $  (8,233,032) $   511,288
Additional compensation expense.......................................        (383,714)      (291,232)    (478,988)
                                                                        --------------  -------------  -----------
Proforma income (loss), as adjusted...................................     (22,960,223)    (8,524,264)      32,300
Dividends to preferred and certain common shareholders................              --     (1,108,333)    (317,647)
                                                                        --------------  -------------  -----------
Proforma income(loss) attributable to common shareholders.............  $  (22,960,223) $  (9,632,597) $  (285,347)
                                                                        --------------  -------------  -----------
                                                                        --------------  -------------  -----------
Net income (loss) per share (basic and diluted).......................  $        (3.50) $       (1.13) $      0.02
Additional compensation expense.......................................  $        (0.06) $       (0.04) $     (0.05)
                                                                        --------------  -------------  -----------
Net loss per share, as adjusted.......................................  $        (3.56) $       (1.17) $     (0.03)
                                                                        --------------  -------------  -----------
                                                                        --------------  -------------  -----------

    POTENTIAL DILUTION

    Common Stock outstanding and the effect of convertible preferred stock, options and warrants at year-end 1996 are summarized as follows (see also Note
18):

                                                                                                     POTENTIAL
                                                                                                     PROCEEDS
                                                                                      SHARES       FROM EXERCISE
                                                                                   ------------  -----------------
Common stock outstanding.........................................................    15,206,259
Stock options....................................................................       848,081    $   2,749,959
Warrants.........................................................................     1,138,550        5,525,675
                                                                                   ------------
Balance 12/28/97 before share repurchase.........................................    17,192,890
Share repurchase at March, 5, 1998...............................................     2,365,066
                                                                                   ------------
Balance after share repurchase...................................................    14,827,824
                                                                                   ------------
                                                                                   ------------

    EMPLOYEE STOCK PURCHASE PLAN

    In October 1994, the Company's Board of Directors adopted a qualified employee stock purchase plan. Under the purchase plan, eligible employees (those who have completed one year of continuous employment with the Company) may purchase shares of the Company's common stock through payroll deductions not to exceed 10% of gross wages. The Company has reserved 200,000 shares of its common stock for issuance under the purchase plan, which remains in effect until terminated by the Company's Board of Directors, or until all of the shares reserved for under the purchase plan have been issued. Unless the Board has otherwise provided a higher amount prior to the commencement of an offering period, the offering exercise price for each purchase period is 85% of the lesser of (a) the fair market value of the shares on the offering date of such offering period or (b) the fair market value of the shares on the given purchase date. There were 897, 1,000 and 1,225 shares of common stock issued under the plan in 1995, 1996 and 1997, respectively.

7. RELATED PARTY TRANSACTIONS

    The Company previously leased office space from a partnership in which a limited partner is a Stockholder, former Director, former President and former Chairman of the Board of the Company (see also Notes 9 and 15). Rent expense under this lease in 1995 and 1996 was $175,308 and $150,108, respectively. The Company vacated this space in February 1996, and paid $65,000 plus 5,323 shares of its common stock (see Note 6) in settlement of the lease obligation.

    During 1996, the Company also purchased certain office furniture and equipment under a prior agreement from the stockholder referred to above for $100,000. Certain of the furniture purchased was reduced to its estimated fair value in 1996, resulting in a writedown of $55,000 (see Note 3).

    Also during 1996, the Company repaid $112,500, previously received from a potential franchisee, to a trust controlled by the stockholder referred to above in connection with termination of franchising operations.

    Upscale Food Outlets, Inc. (UFO) was purchased from the Company in April, 1996 by an entity owned by the stockholder referred to above. During 1996, the Company sold $62,350 in food products to UFO (see Notes 15 and 16). Of this amount, $18,738 was not collected, and was and written off during 1997.

    In addition, Other Income in 1996 includes $73,750 in short-swing profits recovered from the stockholder referred to above pursuant to Section 16(b) of the Securities & Exchange Act of 1934.

    The Company's former Chief Executive Officer, who is also a Director and Stockholder, is a director and stockholder of an entity from whom the Company contracted certain co-packing service and obtained raw materials at terms and prices similar to other third-party vendors. Another director, stockholder and

Chief Executive Officer of the related entity is also a co-founder, Director and Stockholder of the Company. Payments to the related entity were $186,513 during 1996. In 1997, payments of $1,132 and billings of $18,703 for raw materials purchases were made to this entity.

    During 1995 and 1996, the Company paid $72,803 and $12,833 in operations consulting fees to an entity owned by a Director of the Company. During 1995 and 1996, the Company made payments of $57,098 and $137,252, in connection with purchases of carts and kiosks from another entity. The co-founder, director and executive vice president of this entity is also a Director of the Company. During 1996, these carts and kiosks were reduced to their estimated fair market value resulting in a loss of $221,569 (see Note 3).

    During 1997 the Company granted 50,000 options to a Director with a fair market value of $22,357 in exchange for consulting services. The options had an exercise price of $1.88, immediate vesting and expired March 12, 1998.

8. INCOME TAXES

    The Company's income tax expense in 1997 consists of $20,961 for current State taxes; there was no tax expense in 1995 or 1996. A reconciliation between the Company's effective tax rate and U.S. federal income tax rate on loss from continuing operations follows:

                                                                                        1995       1996       1997
                                                                                      ---------  ---------  ---------
Federal statutory rate..............................................................      (34.0)%     (34.0)%      34.0%
State income taxes, net.............................................................       (6.0)%      (6.0)%       7.7%
Non-deductible meals and entertainment..............................................         --         .1%       3.8%
Net operating losses for which tax benefits are reduced by valuation allowances.....       40.0%      40.6%        --
Absorption of net operating losses for which income taxes had been reduced by
  valuation allowances..............................................................         --         --      (22.5)%
Other...............................................................................         --        (.7)%     (19.0)%
                                                                                      ---------  ---------  ---------
Effective income tax rate...........................................................        0.0%       0.0%       4.0%
                                                                                      ---------  ---------  ---------
                                                                                      ---------  ---------  ---------

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows:

                                                                                         1996            1997
                                                                                    --------------  --------------
Federal net operating loss carryforward...........................................  $   12,039,000  $   12,247,000
Reserves for restructure and discontinued operations..............................         132,000          72,000
Depreciation, amortization and writedown on fixed assets..........................        (315,000)       (241,000)
State income and franchise taxes, net of effect on Federal income taxes...........         915,000         873,000
Other.............................................................................         499,000         182,000
                                                                                    --------------  --------------
                                                                                        13,270,000      13,133,000
Less valuation allowance..........................................................     (13,270,000)    (13,133,000)
                                                                                    --------------  --------------
Net deferred tax assets...........................................................  $           --  $           --
                                                                                    --------------  --------------
                                                                                    --------------  --------------

    Since the Company could not determine that it was more likely than not that the deferred tax assets would be realized, a 100% valuation allowance was provided in 1996 and 1997.

    At December 28, 1997, the Company had tax net operating loss carryforward
(NOL) of approximately $37 million and $14 million for Federal and State tax purposes, which expire in varying amounts through

2012. Should significant changes in the Company's ownership occur, the annual amount of NOL carryforwards available for future use would be limited.

9. LITIGATION AND CONTINGENCIES

    There are no material pending legal proceedings, other than routine litigation incidental to the Company's business, to which the Company is a party or to which any of its property is subject. The Company's former restaurant subsidiary, UFO, has been a defendant in several lawsuits alleging breach of lease relating to restaurants closed in 1995 and 1996. As disclosed in Note 15, the Company sold UFO in 1996, and contractually UFO continues to have sole responsibility for such litigation. Although there can be no assurance given as to the results of such legal proceedings, based upon information currently available, management does not believe these proceedings will have a material adverse effect on the financial position or results of operations of the Company.

    On August 5, 1997, Lance H. Mortensen, former President, Chief Executive Officer and Director of the Company, filed a complaint against the Company for breach of the implied covenant of good faith and fair dealing. Mr. Mortensen alleges that he is entitled to at least $310,919 pursuant to a written employment agreement. That agreement contained a binding arbitration provision. The arbitration is scheduled for March 18 and 19 of 1998 and the Company intends to vigorously contest Mr. Mortensen's claim. On November 25, 1997 Mr. Mortensen was awarded a writ of attachment in the amount of $251,185 pending resolution of the suit. As a result, in 1998, the Company purchased a bond secured by a letter of credit with its bank for the amount of the attachment. The writ will be released upon settlement of the arbitration. The Company has insurance coverage for the employee benefits portion of the claim, $55,919, and the insurance company has committed to pay legal costs emanating from the defense of the claim.

10. SLOTTING AND ADVERTISING COSTS

    Included in the balance sheet under "Prepaid Expenses and Other" are slotting and advertising costs of $385,929 and $1,326,925 at December 29, 1996 and December 28, 1997, relating primarily to slotting fees paid or credited to club stores and grocery chains for shelf space allocations. Total advertising expenses and slotting fees included in Selling, General and Administrative expenses in the accompanying statements of operations for 1996 were $3,635,796, including $780,106 in writedowns to net realizable value in the third and fourth quarters of 1996. In 1997 the company incurred expenses of $1,143,922 in this category.

11. SIGNIFICANT CUSTOMERS

    Costco, Sam's Club Stores and Safeway each accounted for portions of total revenues as follows:

                                                                                        1995         1996         1997
                                                                                        -----        -----        -----
Costco.............................................................................          47%          41%          50%
Sam's Club Stores..................................................................           0%           0%          12%
Safeway............................................................................          12%           9%           8%

    At December 29, 1996 two customers accounted for 11% and 32% of trade accounts receivable. At December 29, 1997, one customer accounted for 37% of trade accounts receivable.

    The Company currently sells its products to four separate Costco regions which makes purchasing decisions independently of one another. On a regular basis, these regions re-evaluate the products carried in their stores. There can be no assurance that these Costco regions will continue to offer Monterey Pasta's products in the future or continue to allocate Monterey Pasta the same amount of shelf space. Currently, the loss of either Costco or Safeway would materially adversely affect the Company's business operations.

    No other single customer accounted for more than 10% of revenues or accounts receivable.

12. SUPPLEMENTAL CASH FLOW INFORMATION FOR 1995, 1996 AND 1997

                                                                                1995          1996         1997
                                                                            ------------  ------------  ----------
CASH PAYMENTS:
  Interest................................................................  $     18,308  $    313,155  $  255,145
  Debt issue costs........................................................            --        64,951          --

NON-CASH OPERATING ACTIVITIES:
  Charges and adjustments to reserve for discontinued operations..........     2,964,415       260,229      36,882
  Fair value of options granted in return for services....................            --            --      27,095
  Expense paid in common stock............................................            --       228,363          --

NON-CASH FINANCING AND INVESTING ACTIVITIES:
  Conversion of long term debt to common stock............................            --     4,461,412          --
  Transfer of fixed assets to assets held for sale........................            --       326,701          --
  Issuance of note receivable in sale of subsidiary.......................            --     2,500,000          --
  Issuance of common stock in payment of expenses or assets...............            --       235,000          --
  Capitalization of leased equipment......................................            --       271,091      49,955
  Deemed dividends on preferred and private placement common stock paid in
    shares................................................................            --     1,050,000     227,225
  Purchase of restricted shares for note receivable net of forfeiture
    portion...............................................................            --            --     562,500

13. EMPLOYEE BENEFIT PLAN

    In 1996, the Company instituted a 401(k) Plan covering substantially all full-time employees with six months of service. Under the Plan, employees may elect to defer up to 15% of compensation (subject to certain limitations). One-half of employee contributions up to 6% of compensation are matched by the Company. In addition, the Company may make an annual discretionary profit-sharing contribution. Employee contributions, Company matching contributions and related earnings are always 100% vested. Company profit-sharing contributions and related earnings vest 20% a year, with 100% vesting after five years of service. During 1996 and 1997, the Company's expense for matching contributions was $21,970 and $31,362, respectively; there was no profit-sharing contribution for 1996 or 1997.

14. EARNINGS PER SHARE

    Basic earnings per share are based on the weighted-average number of common shares actually outstanding during the period. Diluted earnings per share also include any dilutive common stock equivalents assumed to be outstanding during the period (no includable equivalents in any period presented). The 1996 losses are also increased by $1,108,333 for dividends on preferred stock (see Note 6), representing amounts unavailable to actual or potential common shareholders. The 1997 net income was reduced by $317,647 for deemed dividends on preferred stock and private placement common stock. Because of equivalent shares includable in different periods or at different amounts, per-share amounts for the four quarters do not necessarily equal per-share amounts for the entire year.

    Options to purchase 1,226,348, 589,681, and 848,081 shares of common stock were outstanding at year end 1995, 1996, and 1997, respectively but were not included in the computation of diluted earnings per share because the options exercise prices were greater than the average market price of the common shares. Warrants to purchase 205,000, 605,750 and 1,138,550 shares at year end 1995, 1996 and 1997, respectively, were not included for the same reason.

15. DISCONTINUED OPERATIONS

    In early 1996, the Company decided to discontinue the operations of its restaurant and franchise subsidiaries, and wrote off the investment in those subsidiaries effective as of December 31, 1995. In early 1996, all operations of the franchising subsidiary, as well as agreements with two franchisees, were terminated. In April 1996, the Company's restaurant subsidiary Update Food Outlets, Inc. (UFO), was sold to Upscale Acquisitions, Inc. (Upscale), which is wholly-owned by Mr. Lance Mortensen. Mr. Mortensen is the Chief Executive Officer, president, and a director of Upscale. He is also a stockholder and former director, Chairman of the Board, President, and Chief Executive Officer of the Company.

    The purchase price for the shares of UFO sold to Upscale was $1,000 cash plus a note executed by Upscale for $2,500,000. In addition, under the agreement, the Company advanced $350,000 to UFO subsequent to the purchase. The purchase note is accounted for under the cost recovery method, which defers recognition of income (or reduction of loss) until payments are received. The cash advances were not accounted for under the cost recovery method but were fully reserved at year end 1996 as possibly uncollectible. The note and advances were written off during 1997.

    Net revenues from the discontinued operations were $5,835,816 and $1,796,430 for 1995 and 1996 (prior to sale of UFO), respectively. Operating losses from the discontinued operations were $13,586,374, and $839,314 for 1995, and 1996 (prior to sale of UFO), respectively. The total 1995 losses from discontinued operations also included $4,890,332 losses from disposition and $2,802,622 in losses during the phase-out period covering provisions related to 1996 losses prior to sale of UFO, accruals related to discontinued operations, and provisions to reduce the net assets from discontinued operations to their net realizable value. The 1996 losses were charged directly to the resulting reserves, as were other actual expenditures related to the restaurant and franchising operations. During 1996 and 1997, the reserves were also reduced by $219,998 to reflect adjustments of estimates to the actual Company expenditures. Remaining reserves of $387,584 at the end of 1996 were utilized during 1997, including a $36,882 recovery.

16. QUARTERLY INFORMATION (UNAUDITED)

    The summarized quarterly financial data presented below reflect all adjustments which, in the opinion of management, are of a normal and recurring nature necessary to present fairly the results of operations for the periods presented.

                                             FIRST         SECOND         THIRD         FOURTH
YEAR ENDED 1996                             QUARTER       QUARTER        QUARTER        QUARTER         1996
----------------------------------------  ------------  ------------  -------------  -------------  -------------
Net Revenue.............................  $  6,133,087  $  6,716,498  $   5,670,820  $   5,971,998  $  24,492,403
Gross profit............................     2,603,672     3,194,949        752,085      2,090,577      8,641,283
Operating loss..........................      (481,651)     (383,786)    (5,957,038)    (1,345,395)    (8,167,870)
Loss from continuing operations.........      (709,850)     (450,482)    (5,924,928)    (1,367,770)    (8,453,030)
Net loss................................  $   (709,850) $    (82,939) $  (5,924,928) $  (1,515,315) $  (8,233,032)
Basic and diluted earnings/(loss) per
  common share (Note 14):
  Continuing operations.................  $      (0.10) $      (0.05) $       (0.75) $       (0.18) $       (1.16)
  Discontinued operations...............          0.00          0.04           0.00          (0.01)          0.03
                                          ------------  ------------  -------------  -------------  -------------
    Net loss............................  $      (0.10) $      (0.01  $       (0.75) $       (0.19) $       (1.13)
                                          ------------  ------------  -------------  -------------  -------------
                                          ------------  ------------  -------------  -------------  -------------

                                               FIRST         SECOND        THIRD         FOURTH
YEAR ENDED 1997                               QUARTER       QUARTER       QUARTER       QUARTER         1997
------------------------------------------  ------------  ------------  ------------  ------------  -------------
Net Revenue...............................  $  6,535,502  $  5,552,631  $  5,199,556  $  6,159,091  $  23,446,780
Gross profit..............................     2,805,173     2,454,507     1,952,385     2,473,702      9,685,767
Operating Income (loss)...................      (274,612)      237,286       349,336       390,390        702,400
Income (loss) from continuing
  operations..............................      (335,049)      186,354       283,587       360,205        495,097
Net Income (loss).........................  $   (346,921) $    220,126  $    274,663  $    363,420  $     511,288
Basic and diluted earnings/(loss) per
  common share (Note 14):
  Continuing operations...................  $      (0.05) $       0.01  $       0.02  $       0.03  $        0.02
  Discontinued operations.................          0.00          0.00          0.00          0.00           0.00
                                            ------------  ------------  ------------  ------------  -------------
    Net Income (loss) per share...........  $      (0.05) $       0.01  $       0.02  $       0.03  $        0.02
                                            ------------  ------------  ------------  ------------  -------------
                                            ------------  ------------  ------------  ------------  -------------

17. LIQUIDITY AND CAPITAL RESOURCES

    During 1997, the Company had operating income of $702,400 and used $888,548 in cash for continuing operations. In addition, the Company's net working capital at December 28, 1997 was $2,444,000. As part of its plans to return to profitable operations, the Company has:

    - withdrawn from certain unprofitable markets and customers (See Note 3);

    - renegotiated terms with certain other customers;

    - realigned its marketing focus, reducing related slotting fees and advertising expenditures (see Note 10);

    - renegotiated agreements with preferred shareholders reducing certain dividends and penalties (see Notes 6 and 18);

    - relocated and centralized its corporate headquarters from San Francisco into its manufacturing plant; located in Salinas, California (see Note
      18); and

    - reduced its headcount and related overhead.

    - negotiated less expensive credit facilities.

    - assumed a significant portion of services formerly provided by its CPA firm and legal firms.

18. SUBSEQUENT EVENTS

    EQUITY TRANSACTIONS

    In April, 1997, the Company's then current Chief Executive Officer agreed to purchase 550,000 shares of Common Stock based on an agreement containing various time-served and performance conditions with a full recourse note due December 31, 1997. A portion of the shares were repurchasable by the Company at the original price of $1.88 if the conditions were not met and, therefore, 250,000 shares were forfeited during 1997. On December 31, 1997, the note in the amount of $562,500 was converted to non-interest bearing and was extended for two years with an expiration of December 31, 1999. The shares have now been classified as options and the $51,000 calculated as the fair market value in the Black-Scholes model was recorded as an expense during the first quarter of 1998.

    In March of 1998, the company repurchased 2,365,066 shares of its common stock from Clearwater Fund IV, Ltd. for a per share price of $1.1375 and a total consideration of $2,690,263 (See Note 6).

    FINANCING TRANSACTIONS

    As discussed in Note 4, the Company has a new credit facility in the amount of $4 million effective March 3, 1998, necessitated by the repurchase of shares from Clearwater Fund IV, Ltd.

    OTHER

    In February, 1998 the Company entered into an agreement to sublease a portion of the Company's Salinas facility until August, 1998 when the Company expects to occupy the area. Also in February, 1998 the Company acquired the right to lease the remainder of the building's 1,365 square feet of office space.

                                                                     Schedule II

                             MONTEREY PASTA COMPANY
                       VALUATION AND QUALIFYING ACCOUNTS

                                                                             ADDITIONS-   DEDUCTIONS-
                                                                 BALANCE,    CHARGED TO   WRITE-OFFS    BALANCE,
                                                                BEGINNING    COSTS AND    CHARGED TO     END OF
                                                                 OF 1996      EXPENSE      RESERVES       1996
                                                                ----------  ------------  -----------  ----------
Allowances against Receivables--
  Spoils, Returns, Adjustments and Bad Debts..................  $  153,267  $  1,061,566   $ 290,548   $  924,285
  Receivable from Related Party...............................          --       350,000          --      350,000

Inventory Reserves--
  Spoils and Obsolescence.....................................      40,000        55,000      40,000       55,000

                                                                             ADDITIONS-   DEDUCTIONS-
                                                                 BALANCE,    CHARGED TO   WRITE-OFFS    BALANCE,
                                                                BEGINNING    COSTS AND    CHARGED TO     END OF
                                                                 OF 1997      EXPENSE      RESERVES       1997
                                                                ----------  ------------  -----------  ----------
Allowances against Receivables--
  Spoils, Returns, Adjustments and Bad Debts..................  $  924,285  $    109,608   $ 701,016   $  332,877
  Receivable from Related Party...............................     350,000            --     350,000           --
Inventory Reserves--
  Spoils and Obsolescence.....................................      55,000        55,000      55,000       55,000

                                   SIGNATURES

    Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of San Francisco, State of California, on the 26th day of March, 1998.

    MONTEREY PASTA COMPANY

                                          By: /s/ R. LANCE HEWITT
                                             -----------------------------------
                                             R. Lance Hewitt
                                             President and Chief Executive
                                          Officer

                                          By: /s/ STEPHEN L. BRINKMAN
                                             -----------------------------------
                                             Stephen L. Brinkman
                                             Chief Financial Officer

    As of March 26, 1998, no Proxy statements or Annual reports have yet been furnished to security holders. The Company expects to provide its annual report to security holders by the end of April 1998, and will furnish copies of such report to the Commission at that time.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of San Francisco, State of California, on the 26th day of March, 1998.

    MONTEREY PASTA COMPANY

                                          By: /s/ R. LANCE HEWITT
                                             -----------------------------------
                                             R. Lance Hewitt
                                             President and Chief Executive
                                          Officer

                                          By: /s/ STEPHEN L. BRINKMAN
                                             -----------------------------------
                                             Stephen L. Brinkman
                                             Chief Financial Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated and on the date indicated.

NAME                                                    TITLE                                   DATE
------------------------------------------------------  --------------------------------------  -----------------

/s/ CHARLES B. BONNER                                   Director                                   March 26, 1998
-------------------------------------------
Charles B. Bonner

/s/ DANIEL J. GALLERY                                   Director
-------------------------------------------
Daniel J. Gallery

/s/ FLOYD R. HILL                                       Director
-------------------------------------------
Floyd R. Hill

/s/ GERARD P. MELIA                                     Director
-------------------------------------------
Gerard P. Melia

/s/ R. LANCE HEWITT                                     President, Chief Executive Officer and
-------------------------------------------             Director
R. Lance Hewitt

/s/ VAN TUNSTALL                                        Director
-------------------------------------------
Van Tunstall

/s/ JAMES WONG                                          Director
-------------------------------------------
James Wong

                               INDEX TO EXHIBITS

 NUMBER    EXHIBIT TITLE
---------  -------------------------------------------------------------------------------------------------------
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

  3.2      Certificate of Designations of Series A Convertible Preferred Stock (incorporated by reference from
           Annex I to the Subscription Agreement dated July 31, 1996, filed as Exhibit 4.1 to the Company's Annual
           Report on Form 10-K on April 14, 1997 ("1996 Form 10-K")

  3.3      Certificate of Designations of Series B Convertible Preferred Stock (incorporated by reference from
           Annex I to the Subscription Agreement dated August 9, 1996, filed as Exhibit 4.3 to the Company's
           Annual Report on Form 10-K on April 14, 1997 ("1996 Form 10-K")

  3.4      Bylaws of the Company (incorporated by reference from Exhibit C to the Company's Proxy Statement for the Special Meeting of Shareholders held on August 1, 1996, filed with the Securities and Exchange
           Commission on June 27, 1996)

  3.5      Certificate of Designations of Series A-1 Convertible Preferred Stock (incorporated by reference from
           Exhibits with corresponding numbers filed with the Company's Annual Report on Form 10-K/A on April 29,
           1997, "1996 Form 10K/A")

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

  4.3      Subscription Agreement, dated August 9, 1996 (incorporated by reference from Exhibits with corresponding numbers filed with the Company's Registration Statement on Form S-3 on August 23, 1996)

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

 NUMBER    EXHIBIT TITLE
---------  -------------------------------------------------------------------------------------------------------
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

  4.10     Series A Convertible Preferred Stock Exchange Agreement dated as of March 10, 1997 by and between the
           Company and GFL Performance Fund Limited ( incorporated by reference from Exhibits with corresponding numbers filed with the Company's 1996 Form 10-K/A)

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

  4.13     Form of Warrant ( "Sentra Warrant") for purchase of Company's Commons Stock dated March 1997 issued in connection with the Company's March 1997 Private Placement (incorporated by reference for Exhibits with corresponding numbers filed with the Company's Pre-Effective Amendment No. 1 to the Registration
           Statement on Form S-3 on May 6, 1997)

  4.14*    Stock Purchase Agreement between the Company and Kenneth A. Steel, Jr. dated April 29, 1997
           (incorporated by reference from Exhibits with corresponding numbers filed with the Company's
           Pre-Effective Amendment No. 1 to the Registration Statement on Form S-3 May 6, 1997)

  5.1      Opinion and Consent of Gray Cary Ware & Freidenrich, a Professional Corporation (incorporated by reference from Exhibits with corresponding numbers filed with the Company's Pre-Effective Amendment No.
           1 to the Registration Statement on Form S-3 on May 6, 1997)

 10.1(*)   Second Amended and Restated 1993 Stock Option Plan (as amended on August 1, 1996) (incorporated by reference to the Company's Annual Report on Form 10-K filed April 14, 1997)

 10.2(*)   1995 Employee Stock Purchase Plan (incorporated by reference from Exhibit 10.15 to the Company's 1994
           Form 10-K)

 10.3      Blackhawk Plaza Lease of the Company (incorporated by reference from Exhibit 10.2 to the Company's
           Registration Statement No. 33-69590-LA on Form SB-2 (the (SB-2)

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

 10.5      Monterey County Production Facility Lease of the Company, as amended (incorporated by reference from
           Exhibit 10.03 to the SB-2)

 NUMBER    EXHIBIT TITLE
---------  -------------------------------------------------------------------------------------------------------
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

 10.17     Acquisition Agreement between the Company and Upscale Food Outlets, Inc. (incorporated by reference from Exhibit 10.05 to the SB-2)

 10.18*    Employment Agreement with Lance H. Mortensen (incorporated by reference from Exhibit 10.06 to the
           Company's Q3 10-Q)

 10.19*    Employment Agreement with Mr. Norman E. Dean (incorporated by reference from Exhibit 10.20 to the SB-2)

 10.20*    Consulting Agreement dated May 25, 1995 with Daniel J. Gallery (incorporated by reference from Exhibit
           10.18 to the Company's Quarterly Report 10-O for the quarter ended July 2, 1995 ("Q2 10-Q")

 10.21*    Consulting Agreement dated May 25, 1995 with Anthony W. Giannini (incorporated by reference from
           Exhibits with corresponding numbers filed with the 1995 Form 10-K)

 10.22*    Employment Agreement with Mr. David J. Massara (incorporated by reference from Exhibit 10.18 to the
           Company's 1994 Form 10-K)

 NUMBER    EXHIBIT TITLE
---------  -------------------------------------------------------------------------------------------------------
 10.23     Trademark Registration--MONTEREY PASTA COMPANY, under Registration No. 1,664,278, registered on
           November 12, 1991 with the U.S. Patent and trademark Office (incorporated by reference from Exhibit
           10.09 to the SB-2)

 10.24     Trademark Registration--MONTEREY PASTA COMPANY, under Registration No. 1,943,602, registered on
           December 26, 1995 with the U.S. Patent and trademark Office (incorporated by reference from Exhibits with corresponding numbers filed with the 1995 Form 10-K)

 10.25     Trademark Registration--MONTEREY PASTA COMPANY and Design, under Registration No. 1,945,131, registered on January 2, 1996 with the U.S. Patent and trademark Office (incorporated by reference from Exhibits with corresponding numbers filed with the 1995 Form 10-K)

 10.26     Trademark Registration--MONTEREY PASTA COMPANY and Design, under Registration No. 1,951,624, registered on January 23, 1996 with the U.S. Patent and Trademark Office (incorporated by reference from Exhibits with corresponding numbers filed with the 1995 Form 10-K)

 10.27     Trademark Registration--MONTEREY PASTA COMPANY and Design, under Registration No. 1,953,489, registered on January 30, 1996 with the U.S. Patent and Trademark Office (incorporated by reference from Exhibits with corresponding numbers filed with the 1995 Form 10-K)

 10.28     Subscription Agreement dated as of June 21, 1995 with GFL Advantage Fund Limited (incorporated by reference from Exhibit 10.19 to the Company's Q2 10-Q)

 10.29     Registration Rights Agreement dated as of June 15, 1995 with GFL Advantage Fund Limited, as amended on
           October 13 and 19, 1995, respectively (incorporated by reference from Exhibit 10.2 to the Company's Q2
           10-Q, and Exhibits 10.6 and 10.7 to the Company's S-3 Registration Statement No. 33-96684, filed on
           December 12, 1995 ("1995 S-3")

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

 10.33     Trademark Purchase (Burns) (incorporated by reference from Exhibit 10.12 of the SB-2)

 10.34     Purchase of Stock and Exhibits (Burns-Mortensen-Hill) (incorporated by reference from Exhibit 10.13 of the SB-2)

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

 NUMBER    EXHIBIT TITLE
---------  -------------------------------------------------------------------------------------------------------
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

 10.44*    The Company's 401(k) Plan, established to be effective as of January 1, 1996, adopted by the Board of
           Directors on June 7, 1996 (incorporated by reference from Exhibit 10.24 to the Company's Quarterly
           Report on Form 10-Q on June 21, 1996)

 10.45*    Directed Employee Benefit Trust Agreement dated June 17, 1996 between the Company and The Charles
           Schwab Trust Company, as Trustee of the Company's 401(k) Plan (incorporated by reference from Exhibit
           10.24 to the Company's Quarterly Report on Form 10-Q on June 21, 1996)

 10.46*    Employment Agreement dated February 12, 1996 with Mr. Robert J. Otto (incorporated by reference from
           Exhibit 10.24 to the Company's Quarterly Report on Form 10-Q on June 21, 1996)

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

 10.49     Employment Agreement dated August 25, 1997 with Mr. Stephen L. Brinkman

 10.50     First Amendment to Security and Loan Agreement dated July 24, 1997 between the Company and Imperial
           Bank

 16.1      Letter from Deloitte & Touche LLP dated October 31, 1996 (incorporated by reference to the Company's
           Report on Form 8-K/A filed November 8, 1996)

 21.1      Subsidiaries of the Company (incorporated by reference to the Company's 1996 Form 10-K)

 23.1      Consent of BDO Seidman, LLP on Form 10-K

 23.2      Consent of Deloitte and Touche, LLP on Form 10-K

 27.1      Financial Data Schedule

------------------------

* Management contract or compensatory plan or arrangement covering executive officers or directors of Monterey Pasta Company and its subsidiary, Upscale Food Outlets, Inc.