Form 10-Q
period 1998-03-29
MONTEREY PASTA CO
filed 1998-05-07
CIK 913032

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                            ------------------------

                                   FORM 10-Q

(Mark One)

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

     FOR THE QUARTERLY PERIOD ENDED MARCH 29, 1998.

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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

    At May 7, 1998, 12,841,812 shares of common stock, $.001 par value, of the registrant were outstanding.

================================================================================

                             MONTEREY PASTA COMPANY

                                   FORM 10-Q

                               TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements

       Condensed Consolidated Balance Sheets (unaudited) March 29, 1998 and December 28, 1997

       Condensed Consolidated Statements of Operations (unaudited) three months ended March 29, 1998 and March 30, 1997


       Condensed Consolidated Statements of Cash Flows (unaudited) three months ended March 29, 1998 and March 30, 1997

       Notes to Unaudited Consolidated Financial Statements

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II. OTHER INFORMATION

  Item 1. Legal Proceedings

  Item 2. Changes in Securities

  Item 3. Defaults Upon Senior Securities

  Item 4. Submission of Matters to a Vote of Security Holders

  Item 5. Other Information

  Item 6. Exhibits and Reports on Form 8-K and S-8

  Signature Page

  Exhibit Index

                         PART I. FINANCIAL INFORMATION
                             MONTEREY PASTA COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (unaudited)

                                                     March 29,     December 28,
                                                     1998          1997
                                                     ------------  ------------
                             ASSETS
Current assets:
  Cash and cash equivalents ......................      $136,904      $410,228
  Accounts receivable, net........................     1,698,471     2,440,745
  Inventories ....................................     1,182,061     1,218,546
  Prepaid expense and other ......................     1,476,207     1,519,801
                                                     ------------  ------------
    Total current assets..........................     4,493,643     5,589,320

Property and equipment, net ......................     5,180,322     5,057,846
Intangible and other assets, net..................       206,073       101,582
Deposits and other................................       109,544       280,245
                                                     ------------  ------------
    Total assets..................................    $9,989,582   $11,028,993
                                                     ============  ============
             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Bank overdraft..................................        $  --         $5,692
  Accounts payable................................       941,054       949,036
  Accrued liabilities ............................       770,975       917,132
  Current portion of long-term debt..............      1,938,158     1,273,216
                                                     ------------  ------------
    Total current liabilities.....................     3,650,187     3,145,076

Long-term debt....................................     1,353,596       523,701

Commitments and contingencies

Stockholders' equity:
  Common stock....................................    39,378,473    42,640,107
  Shareholder note receivable.....................          --        (562,500)
  Accumulated deficit.............................   (34,392,674)  (34,717,391)
                                                     ------------  ------------
    Total stockholders' equity....................     4,985,799     7,360,216
                                                     ------------  ------------
    Total liabilities and stockholders' equity....    $9,989,582   $11,028,993
                                                     ============  ============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                             MONTEREY PASTA COMPANY
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                         First Quarter Ended
                                      ------------------------
                                       March 28,    March 30,
                                         1998         1997
                                      ------------ -----------
Net revenues from continuing
  operations........................   $5,982,859  $6,535,502
Cost of sales.......................    3,598,576   3,730,329
                                      ------------ -----------
Gross profit........................    2,384,283   2,805,173
Selling, general and administrative
  expenses..........................    2,032,899   2,937,771
Loss on disposition or impairment
  of assets.........................        --        142,014
                                      ------------ -----------
Operating income (loss).............      351,384    (274,612)
Interest expense....................      (43,052)    (60,437)
Other income, (net).................       16,385       --
                                      ------------ -----------
Income (loss) from continuing
  operations before provision for
  income taxes......................      324,717    (335,049)
Provision for income taxes..........        --        (11,872)
                                      ------------ -----------
Net income (loss) from continuing
  operations........................      324,717    (346,921)
Dividends to preferred stockholders.        --        (95,000)
                                      ------------ -----------
Net income (loss) from continuing
  operations attributable to common
  stockholders......................     $324,717   ($441,921)
                                      ============ ===========

Basic and diluted income
  (loss) per share:                         $0.02      ($0.05)
                                      ============ ===========
Weighted average common and common
  equivalent shares outstanding.....   14,289,500   8,746,683

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                             MONTEREY PASTA COMPANY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                        Three Months Ended
                                                      --------------------------
                                                      March 28,     March 30,
                                                      1998          1997
                                                      ------------  ------------
Cash flows from operating activities:
Net income (loss) from continuing operations........     $324,717     ($346,921)
Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation and amortization.....................      238,151       225,577
  Loss on disposition and writedown of
    property and equipment..........................        --          142,014
  Expenses paid in common stock options.............       51,000        22,357
  Provisions for allowances for bad debts,
    returns, adjustments and spoils.................       11,631      (391,109)
  Changes in assets and liabilities:
    Accounts receivable.............................      730,643       232,105
    Inventories.....................................       36,485       192,061
    Prepaid expenses and other......................      214,294       319,867
    Accounts payable................................       (7,982)      137,321
    Accrued expenses................................     (146,157)     (851,261)
                                                      ------------  ------------
    Net cash provided by (used in)
       continuing operations........................    1,452,782      (317,989)
   Net cash used in discontinued operations..........       --         (101,178)
                                                      ------------  ------------
    Net cash provided by (used in)
      operating activities..........................    1,452,782      (419,167)
                                                      ------------  ------------
Cash flows from (used by) investing activities:
  Proceeds from sale of assets......................         --          85,485
  Purchase of intangibles and other assets..........     (109,599)         --
  Repurchase of common stock........................   (2,750,873)         --
  Purchase of property and equipment................     (355,518)      (49,487)
                                                      ------------  ------------
    Net cash provided by (used in)
      investing activities..........................   (3,215,990)       35,998
                                                      ------------  ------------
Cash flows from (used by) financing activities:
  Bank overdrafts...................................       (5,692)     (586,781)
  Proceeds from revolving line of credit............         --       6,207,000
  Repayments on revolving line of credit............     (250,000)   (6,045,814)
  Proceeds from long-term debt.......................   2,400,000          --
  Repayment of long-term debt and capital
   lease obligations................................     (655,164)      (13,945)
  Proceeds from issuance of common stock........              740     1,996,396
                                                      ------------  ------------
    Net cash provided by financing activities.......    1,489,884     1,556,856
                                                      ------------  ------------
Net increase (decrease) in cash.......................   (273,324)    1,173,687
Cash and cash equivalents at beginning of period....      410,228       724,729
                                                      ------------  ------------
Cash and cash equivalents at end of period..........     $136,904    $1,898,416
                                                      ============  ============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                             MONTEREY PASTA COMPANY

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.      Basis of Presentation

The condensed consolidated financial statements have been prepared by Monterey Pasta Company (the "Company") and are unaudited. Certain amounts shown in the 1997 financial statements have been reclassified to conform with the current presentation. The financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not necessarily include all information and footnotes required by generally accepted accounting principles and should be read in conjunction with the Company's 1997 Annual Report on
Form 10-K.   In the opinion of the Company, all adjustments necessary to present fairly the Company's consolidated financial position, results of operations and cash flows as of March 29, 1998, and for all periods presented have been recorded. A description of the Company's accounting policies and other financial information is included in the audited consolidated financial statements as filed with the Securities and Exchange Commission in the Company's Form 10-K for the year ended December 28, 1997. The consolidated results of operations for the interim quarterly periods are not necessarily indicative of the results expected for the full year.


2.      Statement of Cash Flows

Non-Cash Investing and Financing Activities:

In April 1997, the Company's then current Chief Executive Officer agreed to purchase 550,000 shares of Common Stock based on an agreement containing various time-served and performance conditions with a full recourse note due December 31, 1997. A portion of the shares were repurchasable by the Company at the original price of $1.88 if the conditions were not met and, therefore, 250,000 shares were forfeited during 1997. On December 31, 1997, the note in the amount of $562,500 was converted to non-interest bearing and non-recourse, and was extended for two years with an expiration of December 31, 1999. The shares were reclassified as options and the $51,000 calculated as the fair market value under the Black-Scholes method was recorded as an expense during the first quarter of 1998.

3.      New Accounting Pronouncements

In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 132, Employers' Disclosures about Postretirement Benefits. SFAS No. 132 standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer as useful as they were when previous related accounting standards were issued.

SFAS 132 is effective for financial statements for years beginning after December 15, 1997 and requires comparative information for earlier years to be restated unless the information is not readily available, in which case the notes to the financial statements should include all available information and a description of the information not available. Management has not yet determined whether the Company's current financial statement disclosures will need to be modified based upon current operations. Results of operations and financial position will be unaffected by implementation of this standard.



4. INVENTORIES

    Inventories consist of the following:

                                             March 29,     December 28,
                                             1998          1997
                                             ------------  ------------
  Production--Ingredients..................     $460,839      $602,428
  Production--Finished goods...............      456,592       382,736
  Paper goods and packaging materials......      319,630       288,382
                                             ------------  ------------
                                               1,237,061     1,273,546
  Allowances for spoils and obsolescence...      (55,000)      (55,000)
                                             ------------  ------------
                                              $1,182,061    $1,218,546
                                             ============  ============


5. PROPERTY AND EQUIPMENT

    Property, plant and equipment consists of the following:

                                             March 29,     December 28,
                                             1998          1997
                                             ------------  ------------
Machinery and equipment....................   $4,703,928    $4,459,088
Leasehold improvements.....................    1,811,990     1,809,946
Computers, office furniture and equipment..      743,747       743,747
Vehicles...................................      241,112       233,942
                                             ------------  ------------
                                               7,500,777     7,246,723
Less accumulated depreciation and
  amortization.............................   (2,485,884)   (2,252,842)
                                             ------------  ------------
                                               5,014,893     4,993,881
Construction in progress...................      165,429        63,965
                                             ------------  ------------
                                              $5,180,322    $5,057,846
                                             ============  ============


6. NOTES, LOANS, AND CAPITALIZED LEASES PAYABLE

    Components of debt include the following:

                                             March 29,     December 28,
                                             1998          1997
                                             ------------  ------------
Credit Facility:
  Receivable and inventory revolver........     $702,894      $952,894
  Equipment revolver.......................      400,000          --
  Equipment term loan......................    2,000,000       636,371
Capitalized leases payable.................      188,860       207,652
                                             ------------  ------------
                                               3,291,754     1,796,917
  Less current maturities..................    1,938,158     1,273,216
                                             ------------  ------------
                                              $1,353,596      $523,701
                                             ============  ============


             Credit Facility

      Because of the need to acquire a portion of the Company's Common shares owned by Clearwater Fund IV, Ltd., its largest stockholder (See Note 8), with a capital commitment of $2,690,263, the Company recently asked the bank to increase its credit facility by $1 million. On February 25, 1998 the bank approved the following new credit facility with an expiration date of 7/24/98, and revised the existing loan covenants to reflect the impact of the Clearwater transaction.


  o Accounts receivable and inventory revolver for up to $1,500,000 with interest at prime plus 1/2% (9.0% at 3/29/98)
  o Equipment revolver for up to $500,000 with interest at prime plus .75% (9.25% at 3/29/98), payable at $13,889 monthly, plus interest
  o Term note for up to $2,000,000 plus interest at prime plus 1.50% (10.00% at 3/29/98 payable at $83,333 monthly, plus interest

     The equipment revolver is expected to be renewed and continues to be amortized as a long-term loan and, accordingly, is classified as long term in the accompanying balance sheets.


7.      Income Taxes

Federal and State of California income tax for the months ended March 29, 1998, were fully offset by net operating loss carryforwards.

8.      Stockholders' Equity

        Preferred Stock

In December 1997, $3,000,000 of Series A-1 Convertible Preferred Stock was converted into 4,108,108 shares of common stock. Refer to discussion below relating to repurchase of 2,365,066 shares on March 5, 1998.

         Common Stock

As disclosed in Company's Form 10-K, on March 5, 1998, the Company repurchased 2,365,066 shares of its common stock from its largest stockholder, Clearwater Fund IV, Ltd. for a per share price of $1.1375 and a total consideration of $2,690,000. The repurchase was in response to a notification on February 13, 1998 by the NASDAQ Stock Market, Inc. ("NASDAQ") that the Company's Series A convertible Preferred stock offering, as amended by the Series A-1 Agreement in March of 1997 had violated Rule 4460(i)(l)9D)(ii) which requires shareholder approval prior to the issuance of securities convertible into common stock equal to, or in excess of, 20% of outstanding shares at the time of issuance. The NASDAQ required the Company to repurchase the shares, or face delisting from the National NASDAQ market.

In April 1997, the Company's then current Chief Executive Officer agreed to purchase 550,000 shares of common stock based on an agreement containing various time-served and performance restrictions with a full recourse note due December 31, 1997. Certain of the performance restrictions were not met and 250,000 shares were forfeited during 1997, leaving 300,000 shares outstanding at December 28, 1997. The note, with a remaining balance of $562,500, was converted to a non-interest bearing non-recourse status effective December 31, 1997 with an expiration date of December 31, 1999. Because the new note is non-recourse, the shares and related note are treated for accounting purposes as canceled and replaced with options. The $51,000 fair value of the resulting option grant was recorded as an expense during the first quarter of 1998.

9.      Litigation and Contingencies

There are no material pending legal proceedings, other than routine litigation incidental to the Company's business, to which the Company is a party or to which any of its property is subject. The Company's former restaurant subsidiary, UFO, has been a defendant in several lawsuits alleging breach of lease relating to restaurants closed in 1995 and 1996, and other vendor related cases. The Company sold UFO in 1996 and contractually UFO continues to have sole responsibility for such litigation. Although there can be no assurance given as to the results of such legal proceedings, based upon information currently available, management does not believe these proceedings will have a material adverse effect on the financial position or results of operations of the Company.

On August 5, 1997, Lance H. Mortensen, former President, Chief Executive Officer and Director of the Company, filed a complaint against the Company for breach of implied covenant of good faith and fair dealing. Mr. Mortensen alleges that he is entitled to at least $310,919 plus attorney's fees, pursuant to a written employment agreement. That agreement contained a binding arbitration provision. The arbitration is scheduled for May 11 and 12, 1998. The Company intends to vigorously contest Mr. Mortensen's claim.
On November 25, 1997, Mr. Mortensen was awarded a writ of attachment in the amount of $251,000 pending resolution of the suit. As a result, the Company purchased a bond secured by a letter of credit with its bank for the amount of the attachment. The writ will be released upon settlement of the arbitration. The Company has insurance coverage for any amounts arising from the employee benefits portion of the claim, $56,000, and the insurance company has committed to pay legal costs emanating from the defense of the claim.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion should be read in conjunction with the financial statements and related notes and other information included in this report. The financial results reported herein do not indicate the financial results that may be achieved by the Company in any future period.

Other than the historical facts contained herein, this Quarterly Report contains forward-looking statements that involve substantial risks and uncertainties. For a discussion of such risks and uncertainties, please see the Company's Annual Report on Form 10-K for the year ended December 28, 1997.
 In addition to the risks and uncertainties discussed in the Annual Report, the risks set forth herein, including the Company's recent operating losses and ability to attract and retain qualified management, should be considered.

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

        The Company sells its pasta and pasta sauces through leading grocery store chains and club stores. As of March 29, 1998, more than 3,100 grocery and club stores offered the Company's products. The Company plans to continue expansion of its distribution to grocery and club stores in its current market area and to further its penetration in other geographic regions of the U.S.

        Monterey Pasta's objective is to become a leading national supplier of refrigerated gourmet pasta and pasta sauces through distribution of its products to grocery and club stores. The key elements of the Company's strategy include the following:

   o Create brand awareness by communicating to the consumer that Monterey Pasta Company provides a healthful and nutritious line of products and to promote repeat business by reinforcing positive experiences with the Company's products.

   o Introduce new products on a timely basis to maintain customer interest and to respond to changing consumer tastes. In order to maximize its margins, the Company will focus its efforts on those new products that can be manufactured and distributed out of its Salinas, California facility and will supplement its existing line of cut pasta, ravioli, tortelloni, tortellini, and sauces.

   o Reduce total operating costs through continual evaluation of administrative and production staffing and procedures. The Company will consider additional minor capital improvements at its manufacturing facility in order to increase production efficiencies and capacities, and to reduce the Company's cost of goods.

   o Expand market share through same-store revenue growth, addition of new grocery and club store chains, geographic diversification, and product line expansion, including creation of additional meal occasions using Monterey Pasta products.

 During the first quarter of 1998 the Company introduced three new home meal replacement entrees, two Southwestern style raviolis and a complementary salsa, and a completely new line of pastas and sauces.

        The Company will continue to direct its advertising and promotional activities to specific programs customized to suit its retail grocery and club store accounts. These will include in-store demonstrations, coupons, scan backs, cross-couponing and other related activities. There can be no assurance that the Company will be able to increase its net revenues from grocery and club stores. Because the Company will continue to make expenditures associated with the expansion of its business, the Company's results of operations may be affected.

        The success of the Company's efforts will depend on three key factors:
(1) whether grocery and club store chains will continue to increase the number of their stores offering the Company's products, (2) whether the Company can continue to increase the number of grocery and club store chains offering its products, and (3) continued introduction of new products that meet consumer acceptance. Grocery and club store chains continually re-evaluate the products carried in their stores, and no assurances can be given that the chains currently offering the Company's products will continue to do so in the future or that such chains will not reduce the number of stores carrying the Company's products.

        Net revenues from continuing operations were $5,983,000 for the quarter ended March 29, 1998, as compared to $6,536,000 for the quarter ended March 30, 1997. The decrease in sales primarily results from reduction in retail locations which were discontinued in 1997 due to low volumes, high returns, or lower than expected margins.

        Gross profit was $2,384,000 or 40% of net revenues for the first quarter 1998, compared to $2,805,000 or 43% for the first quarter of 1997. This compares to a 41% gross margin for the year ended December 28, 1997. The gross profit decline was caused by extra costs and plant inefficiencies associated with the introduction of the home meal replacement and M.C. Rossi product lines.

        Selling, general and administrative expenses for the quarter ended March 29, 1998 were $2,033,000, a decline of $905,000 when compared to the same quarter last year when they were $2,938,000. The level of selling, general, and administrative expenses currently experienced is indicative of a level resulting from corporate reorganization, relocation, and downsizing accomplished early in 1997.

        Depreciation and amortization expense, included in cost of sales and selling, general and administrative expenses, was $238,000 or 4% of net revenues for the quarter ended March 29, 1998, compared to $226,000 or 4% of net revenues for the first quarter of 1997.

        There was no gain or loss on disposition of fixed assets for the quarter ended March 29, 1998, compared to $142,000 for the first quarter of 1997. During the first quarter of 1997, the Company sold obsolete and unused plant equipment and seven trucks that were formerly utilized to support direct store delivery sales (DSD).

        Net interest expense was $43,000 for the first quarter of 1998,
compared to $60,000 for the same period in 1997.   The net decline in interest
expense is primarily attributable to lower average bank loan balances during the first quarter of 1998 compared to 1997 due to positive operating results.


Liquidity and Capital Resources

        As discussed in the "Stockholder's Equity" section, in March of 1997 the Company repurchased 2,365,066 shares of common stock from its largest stockholder, Clearwater Fund IV, Ltd., for a total consideration of $2,690,000. This necessitated an increase in the Company's credit facility by $1,000,000 from $3,000,000 to $4,000,000. The Company owed $3,103,000 at
March 29, 1998.

        During the three month period ended March 30, 1997, $1,453,000 of cash was provided by the Company's operations, compared to $419,000 cash used in
the first quarter, 1997.   The 1998 improvement was primarily related to a
continuing operations profit of $325,000 in first quarter 1998, compared with a loss of $347,000 in first quarter 1997, and a reduction of accounts receivable relative to year end 1997.

Sales and Marketing

         The Company's sales and marketing strategy targets sustainable growth. Its focus is on increasing sales through expansion of its club store and retail grocery business, increasing its distribution through the rapidly growing number of natural and organic food retailers, and the introduction of innovative new products designed to meet consumer needs.

        The Company continued its strong, ongoing relationship with Costco in first quarter of 1998, adding the 38 store Seattle Division in March, with an
initial commitment for 10 SKUs in each store.   It also added Bristol Farms, a
small upscale chain in the Los Angeles area, with six stores.

        Monterey Pasta's products are made with no preservatives or artificial ingredients. Capitalizing on this strength, the Company plans to pursue increased distribution through natural and organic food retailers, whose growth has exceeded 20% annually in recent years. The Company estimates there are 450 potential natural and organic retail grocery locations available for its products.

        The Company has introduced new Southwest/Mexican products to help fulfill its objective of providing added meal occasions to the consumer, and to take advantage of the fast growing market for southwestern and Mexican food products. Initial offerings in the new line include Blue Corn Ravioli with Sonoma Jack Habanero Cheese filling, Chili Cilantro Ravioli with Southwestern Chicken filling, and a new Ranchero Salsa.

        The Company's new product offering has also included the introduction
of items into the growing home meal replacement ("HMR") category.   The
Company introduced its first three products in the HMR line in early 1998 on a limited basis in its DSD stores. Late in the first quarter it began introducing the new items into some of its retail stores.

Major Customers

        Two the Company's retail customers, Costco and Sam's Club Stores, accounted for 46% and 33%, respectively, of the Company's sales for the three months ended March 29, 1998. No other customer accounted for greater than 10% of net revenues for the period.

Business Risks

        Certain characteristics and dynamics of the Company's business and of financial markets generally create risks to the Company's long-term success and to predictable quarterly results. These risks include:

  Recent Operating Losses: No Assurance of Continued Profitability. The Company's profitability began to decline in 1994. In the second quarter of 1994, the Company reported its first operating loss from continuing operations. Since then, the Company has reported losses in nine of fifteen quarters. The Company's net income from continuing operations for the quarter ended March 29, 1998 was $325,000, a fourth consecutive profitable quarter. At March 29, 1998, the Company had an accumulated deficit of $34,393,000. There can be no assurance that the Company will maintain its recent profitability in the long term.

  Liquidity:  Need for Additional Capital.   Management believes that its
operations and existing bank lines of credit will provide adequate liquidity to meet the Company's planned capital and operating requirements through 1998. If the Company's operations do not provide cash sufficient to fund its operations and the Company seeks outside financing, there can be no assurance that the Company will be able to obtain such financing when needed, on acceptable terms, or at all. In addition, any future equity financing or convertible debt financing would cause the Company's shareholders to incur dilution in net tangible book value per share of Common Stock.

   Hiring and Retention of Key Personnel: Management Transition. The success of the Company depends on the efforts of key management personnel. On August 1, 1997, the interim Chief Executive Officer was replaced by a permanent Chief Executive Officer, R. Lance Hewitt. On September 18, 1997 the Company appointed a new Chief Financial Officer, Stephen L. Brinkman. Neither officer had previously been a part of the Company's management team. The Company's success will depend on its ability to operate under new management, and to motivate and retain key employees and officers. There can be no assurance that the Company's new management team will be able to perform effectively, or that significant management turnover will not continue in the future. At May 7, 1998 there are no keyman insurance policies in place.

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

  Risks Inherent in Food Production. The Company faces all of the risks inherent in the production and distribution of refrigerated food products, including contamination, adulteration and spoilage, and the associated risks of product liability litigation and declines in the price of its stock may be associated with even an isolated event. The Company has a modern production facility, employs what it believes is state-of-the-art thermal processing, temperature- controlled storage, HAACP programs intended to insure food safety, and has obtained USDA approval for its production plant. However, there can be no assurance that the Company's procedures will be adequate to prevent the occurrence of such events.

  Dependence on Major Customers. In first quarter of 1998, three customers accounted for 46%, 33%, and 8%, respectively, of the Company's total net revenues. Loss of any of these customers, Costco, Sam's Club Stores, and Safeway, would have a material adverse effect on the Company.

  Seasonality and Quarterly Results. The Company's grocery and club store accounts are expected to experience seasonal fluctuations to some extent. The Company `s business in general may also be affected by a variety of other factors, including but not limited to general economic trends, competition, marketing programs, and special or unusual events.

  Competition and Dependence on Common Carriers. The Company's business continues to be dominated by several very large competitors which have significantly greater resources than the Company; such competitors can outspend the Company and negatively affect the Company's market share and results of operations. The Company also continues to be dependent on common carriers to distribute its products. Any disruption in its distribution system or increase in the costs thereof could have a material adverse impact on the Company's business.

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


PART II.  OTHER  INFORMATION

Item 1. Legal Proceedings

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

Other Lawsuits

                On August 5, 1997, Lance H. Mortensen, former President, Chief Executive Officer and Director of the Company, filed a complaint against the Company alleging that he is entitled to at least $310,919 pursuant to a written employment agreement. That agreement contained a binding arbitration provision. In the arbitration, scheduled for May 11 and 12, 1998, the
Company intends to vigorously contest Mr. Mortensen's claim.   The Company has
insurance coverage for the employee benefits portion of the claim and the insurance company has committed to pay legal costs emanating from the defense of the claim.




Item 2.  Changes in Securities

                  None


Item 3.  Defaults Upon Senior Securities

                  None


Item 4.  Submission of Matters to a Vote of Security Holders

                  None


Item 5.  Other Information

                In February 1998, the Company entered into an agreement to sublease a portion of the Company's Salinas facility (4,649 sq. ft.) until August 1998, when the Company expects to occupy the area. Also in February, 1998 the Company acquired the right to lease the remainder of the building's 1,365 square feet of office space.


Item 6.  Exhibits and Reports on Form 8-K and S-8

         The Company filed the following reports on Form 8-K during the quarter ended March 29, 1998.

  Report on Form 8-K filed on January 23, 1998, reported the resignation of Timothy J. Ryan from the Board of Directors, effective December 31, 1997, the resignations of Directors Kenneth A. Steel and Robert F. Steel effective January 29, 1998, and the appointment of Gerard P. Melia to the Board of Directors on January 29, 1998.

  Report on Form 8-K filed on March 6, 1998 reported the repurchase of 2,365,066 shares of Common Stock of the Company held by Clearwater Fund IV. Ltd. for a purchase price of $1.1375 per share.

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

                                MONTEREY PASTA COMPANY

Date:  May 7, 1998              By:             /s/ R. LANCE HEWITT
                                     -----------------------------------------
                                                  R. Lance Hewitt
                                       President and Chief Executive Officer

                                By:           /s/ STEPHEN L. BRINKMAN
                                     -----------------------------------------
                                                Stephen L. Brinkman
                                              Chief Financial Officer

                               INDEX TO EXHIBITS

Number                           Exhibit Title




2.1 Agreement and Plan of Merger dated August 7, 1996 by and between Monterey Pasta Company, a California corporation and Monterey Pasta Company, a Delaware corporation (incorporated by reference from Exhibit A to the Company's Proxy Statement for the Special Meeting of Shareholders held on August 1, 1996, filed with the Securities and Exchange Commission on June 27, 1996 ("1996 Proxy"))

3.1 Certificate of Incorporation dated August 1, 1996 (incorporated by reference from Exhibit B to the Company's 1996 Proxy)


3.2 Certificate of Designations of Series A Convertible Preferred Stock (incorporated by reference from Annex I to the Subscription Agreement dated July 31, 1996, filed as Exhibit 4.1 to the Company's Registration Statement on Form S-3) on August 23, 1996 ("1996 S-3"))


3.3 Certificate of Designations of Series B Convertible Preferred Stock (incorporated by reference from Annex I to the Subscription Agreement dated August 9, 1996, filed as Exhibit 4.1 to the Company's 1996 S-3)


3.4 Bylaws of the Company (incorporated by reference from Exhibit C to the 1996 Proxy)

3.5 Certificate of Designations of Series A-1 Convertible Preferred Stock (incorporated by reference from Exhibit 3.5 filed with the Company's Annual Report on Form 10-K/A on April 29, 1997, ("1996 Form 10K/A"))

3.6 Certificate of Designations of Series B-1 Convertible Preferred Stock (incorporated by reference from Exhibit 3.5 filed with the Company's 1996 Form 10-K/A)

4.1 Subscription Agreement, dated as of July 31, 1996 (incorporated by reference from Exhibit 4.1 filed with the Company's 1996 S-3)


4.2 Registration Rights Agreement, dated as of July 31, 1996 (incorporated by reference from Exhibit 4.2 filed the Company's 1996 S-3)

4.3 Subscription Agreement, dated August 9, 1996 (incorporated by reference from Exhibit 4.3 filed with the Company's 1996 Form S-3)


4.4 Registration Rights Agreement, dated as of August 9, 1996 (incorporated by reference from Exhibit 4.4 filed with the 1996 Form S-3)

4.5 Form of Warrant for purchase of the Company's Common Stock, dated as of July 1, 1996 (incorporated by reference from Exhibit 4.5 filed with the Company's 1996 Form S-3)


4.6 Form of Registration Rights Agreement dated April 1996, among the Company, Spelman & Co., Inc. and investor (incorporated by reference from Exhibit 10.42 filed with the Company's Original March 31, 1996 Quarterly Report on Form 10- Q on May 1, 1996 ("1996 Q-1 10-Q"))


4.7 Shareholder Rights Agreement dated as of May 15, 1996 between the Company and Corporate Stock Transfer, as rights agent (incorporated by reference from Item 2 of Form 8-A filed with the Securities and Exchange Commission on May 28, 1996)

4.8 Form of Subscription Agreement dated April 1996, among the Company, Spelman & Co., Inc. and investor (incorporated by reference from Exhibits with corresponding numbers filed with the Company's 1996 Form 10-K/A)

4.9 Amendment to Registration Rights Agreement dated as of April 20, 1997 among the Company, Spelman & Co., Inc. and investor, amending the Registration Rights Agreement entered into as of April 1996 (incorporated by reference from Exhibits with corresponding numbers filed with the Company's 1996 Form 10-K/A)

4.10 Series A Convertible Preferred Stock Exchange Agreement dated as of March 10, 1997 by and between the Company and GFL Performance Fund Limited (incorporated by reference from Exhibits with corresponding numbers filed with the Company's 1996 Form 10-K/A)


4.11 Series B Convertible Preferred Stock Exchange Agreement dated as of April 2, 1997 by and between the Company and Pangaea Fund Limited (incorporated by reference from Exhibits with corresponding numbers filed with the Company's 1996 Form 10-K/A)


4.12 Registration Rights Agreement dated as of December 31, 1996 among the Company, Sentra Securities Corporation and Investor
          (incorporated by reference from Exhibits with corresponding numbers filed with the Company's 1996 Form 10-K/A)

4.13 Form of Warrant ("Sentra Warrant") for purchase of Company's Common Stock dated March 1997 issued in connection with the Company's March 1997 Private Placement (incorporated by reference for Exhibits with corresponding numbers filed with the Company's Pre-Effective Amendment No. 1 to the Registration Statement on Form S-3 filed on May 6, 1997 ("1997 Amendment No. 1 to Form S-3"))


4.14* Stock Purchase Agreement between the Company and Kenneth A. Steel, Jr. dated April 29, 1997 (incorporated by reference from Exhibits with corresponding numbers filed with the 1997 Amendment No. 1 to Form S-3)

5.1       Opinion and Consent of  Gray Cary Ware & Freidenrich, a
          Professional Corporation (incorporated by reference from Exhibits with corresponding numbers filed with the 1997 Amendment No. 1 to Form S-3)


10.1* Second Amended and Restated 1993 Stock Option Plan (as amended on August 1, 1996) (incorporated by reference to Exhibit 10.1 filed with the Company's 1996 Form 10-K)


10.2*     1995 Employee Stock Purchase Plan (incorporated by reference from
          Exhibit 10.15 to the Company's 1994  Form 10-K)


10.3      Blackhawk Plaza Lease of the Company (incorporated by reference from
          Exhibit 10.2 to the Company's Registration Statement No. 33-69590-LA on Form SB-2 (the "SB-2"))


10.4 353 Sacramento Street Office Lease dated as of December 27, 1995 with John Hancock Mutual Life Insurance Company, together with letter agreement dated March 20, 1996 regarding basement storage (incorporated by reference to the Company's Annual Report on Form 10-K filed April 1, 1996 (the "1995 Form 10- K"))


10.5 Monterey County Production Facility Lease of the Company, as amended (incorporated by reference from Exhibit 10.03 to the SB-2)


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


10.18* Employment Agreement with Lance H. Mortensen (incorporated by reference from Exhibit 10.06 to the Company's Q3 10-Q)


10.19* Employment Agreement dated September 5, 1995 with Mr. Norman E. Dean (incorporated by reference from Exhibit 10.20 to the 1995 Q-3 10-Q)

10.20* Consulting Agreement dated May 25, 1995 with Daniel J. Gallery (incorporated by reference from Exhibit 10.18 to the Company's Quarterly Report 10-Q for the quarter ended July 2, 1995 ("1995 Q2 10-Q"))

10.21* Consulting Agreement dated May 25, 1995 with Anthony W. Giannini (incorporated by reference from Exhibit 10.21 to the 1995 Form 10-K)


10.22* Employment Agreement with Mr. David J. Massara (incorporated by reference from Exhibit 10.18 to the Company's 1994 Form 10-K)


10.23     Trademark Registration -- MONTEREY PASTA COMPANY, under
          Registration No. 1,664,278, registered on November 12, 1991 with the U.S. Patent and trademark Office (incorporated by reference from Exhibit 10.09 to the SB-2)

10.24 Trademark Registration -- MONTEREY PASTA COMPANY, under Registration No. 1,943,602, registered on December 26, 1995 with the U.S. Patent and trademark Office (incorporated by reference from Exhibit 10.24 to the 1995 Form 10-K)

10.25 Trademark Registration -- MONTEREY PASTA COMPANY and Design, under Registration No. 1,945,131, registered on January 2, 1996 with the U.S. Patent and trademark Office (incorporated by reference from Exhibit 10.25 to the 1995 Form 10-K)


10.26 Trademark Registration-- MONTEREY PASTA COMPANY and Design, under Registration No. 1,951,624, registered on January 23, 1996 with the U.S. Patent and Trademark Office (incorporated by reference from
          Exhibit 10.26 to the 1995 Form 10-K)


10.27 Trademark Registration-- MONTEREY PASTA COMPANY and Design, under Registration No. 1,953,489, registered on January 30, 1996 with the U.S. Patent and Trademark Office (incorporated by reference from
          Exhibit 10.27 to the 1995 Form 10-K)


10.28 Subscription Agreement dated as of June 21, 1995 with GFL Advantage Fund Limited (incorporated by reference from Exhibit
          10.19 to the 1995 Q2 10-Q)

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


10.31 Note Purchase Agreement dated as of October 19, 1995 with GFL Advantage Fund Limited (incorporated by reference from Exhibit 10.3 to the 1995 S-3)

10.32 Convertible Note dated as of October 25, 1995, executed by the Company in favor of GFL Advantage Fund Limited (incorporated by reference from Exhibits with corresponding numbers filed with the 1995 Form 10-K)

10.33     Trademark Purchase (Burns) (incorporated by reference from Exhibit
          10.12 of the SB 2)


10.34 Purchase of Stock and Exhibits (Burns - Mortensen - Hill) (incorporated by reference from Exhibit 10.13 of the SB-2)


10.35 Non-Recourse Promissory Note (Hill - Mortensen) (incorporated by reference from Exhibit 10.15 of the SB-2)


10.36 Asset Purchase Agreement dated March 1, 1994 between Upscale Food Outlets, Inc., Lucca's Pasta Bar, Inc., Timothy John Morris and Marian Kathryn Morris (incorporated by reference from Exhibit 10.16 to the Company's 1993 Form 10-K)

10.38 Asset Purchase Agreement dated March 1, 1994 between Upscale Food Outlets, Inc., Lucca's Pasta Bar, Inc., Timothy John Morris and Marian Kathryn Morris (incorporated by reference from Exhibit 10.16 to the Company's 1993 Form 10- K)


10.39 Franchise Termination Agreement and Release dated as of March 27, 1996, among the Company, Upscale Food Outlets, Inc., Monterey Pasta Development Company, California Pasta Company, and James G. Schlicher (incorporated by reference from Exhibit 10.39 to the 1996 Q1 10-Q)

10.40 Stock Purchase Agreement dated April 1, 1996 between Upscale Acquisitions, Inc. and the Company (incorporated by reference from Exhibit 10.40 filed with the 1996 Q1 10-Q)


10.41 Placement Agent Agreement dated April 12, 1996 between Company and Spelman & Co., Inc. (incorporated by reference from Exhibit 10.41 filed with the 1996 Q1 10-Q)

10.44* The Company's 401(k) Plan, established to be effective as of January 1, 1996, adopted by the Board of Directors on June 7, 1996 (incorporated by reference from Exhibit 10.44 to the Company's Quarterly Report on Form 10-Q on August 13, 1996 ("1996 Q-2 10- Q"))


10.45* Directed Employee Benefit Trust Agreement dated June 17, 1996 between the Company and The Charles Schwab Trust Company, as Trustee of the Company's 401(k) Plan (incorporated by reference from Exhibit
          10.45 to the 1996 Q2 10-Q)

10.46* Employment Agreement dated February 12, 1996 with Mr. Robert J. Otto (incorporated by reference from Exhibit 10.24 to the 1996 Q1 10-Q)


10.47 Security and Loan Agreement (Accounts Receivable and/or Inventory) dated July 24, 1997 between the Company and Imperial Bank (incorporated by reference from Exhibit 10.47 of the Company's Pre-Effective Amendment No. 3 to From S-3 filed on October 14, 1997 ("1997 Amendment No. 3 to Form S-3"))

10.48 Agreement Regarding Employment, Trade Secrets, Inventions, and Competition dated May 26, 1997 with Mr. R. Lance Hewitt
          (incorporated by reference from Exhibit 10.48 of the 1997 Amendment No. 3 to Form S-3)

10.49 Employment Agreement dated August 25, 1997 with Mr. Stephen L. Brinkman (incorporated by reference to Exhibit 10.49, in the Company's September 28, 1997 Quarterly Report on Form 10-Q filed on November 10, 1998)

10.50 First Amendment to Security and Loan Agreement dated July 24, 1997 between the Company and Imperial Bank (incorporated by reference to Exhibit 10.50 in the Company's 1997 Form 10-K)


16.1 Letter from Deloitte & Touche LLP dated October 31, 1996 (incorporated by reference to the Company's Report on Form 8-K/A filed November 8, 1996)

21.1 Subsidiaries of the Company (incorporated by reference to the Company's 1996 Form 10-K)

27.1      Financial Data schedule

-------------

* Management contract or compensatory plan or arrangement covering executive officers or directors of Monterey Pasta Company and its former subsidiary, Upscale Food Outlets, Inc.