Form 10-Q
period 1998-06-28
MONTEREY PASTA CO
filed 1998-08-07
CIK 913032

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

     FOR THE QUARTERLY PERIOD ENDED JUNE 28, 1998.

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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

    At August 7, 1998, 12,842,613 shares of common stock, $.001 par value, of the registrant were outstanding.

================================================================================

                             MONTEREY PASTA COMPANY

                                   FORM 10-Q

                               TABLE OF CONTENTS

PART 1.  FINANCIAL INFORMATION

  Item 1. Financial Statements

       Condensed Consolidated Balance Sheets (unaudited) June 28, 1998 and December 28, 1997

       Condensed Consolidated Statements of Operations (unaudited)
         Second Quarter Ended June 28, 1998 and June 29, 1997 and the Six Months Ended June 28, 1998 and June 29, 1997

       Condensed Consolidated Statements of Cash Flows (unaudited) Six
         Months Ended June 28, 1998 and June 29, 1997

       Notes to Unaudited Consolidated Financial Statements

   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II. OTHER INFORMATION

   Item 1. Legal Proceedings

   Item 2. Changes in Securities

   Item 3. Defaults Upon Securities

   Item 4. Submission of Matters to a Vote of Security Holders

   Item 5. Other Information

   Item 6. Exhibits and Reports on Form 8-K and S-8

   Signature Page

   Exhibit Index

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements


                             MONTEREY PASTA COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (unaudited)

                                                     June 28,      December 28,
                                                     1998          1997
                                                     ------------  ------------
                             ASSETS
Current assets:
  Cash and cash equivalents ......................      $161,894      $410,228
  Accounts receivable, net........................     2,190,507     2,440,745
  Inventories ....................................     1,111,010     1,218,546
  Prepaid expense and other ......................       979,630     1,519,801
                                                     ------------  ------------
    Total current assets..........................     4,443,041     5,589,320

Property and equipment, net ......................     5,266,072     5,057,846
Intangible and other assets, net..................       195,483       101,582
Deposits and other................................       268,593       280,245
                                                     ------------  ------------
    Total assets..................................   $10,173,189   $11,028,993
                                                     ============  ============
             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Bank overdraft..................................        $  --         $5,692
  Accounts payable................................     1,175,284       949,036
  Accrued liabilities ............................       564,660       917,132
  Current portion of long-term debt..............      1,762,450     1,273,216
                                                     ------------  ------------
    Total current liabilities.....................     3,502,394     3,145,076

Long-term debt....................................     1,127,422       523,701

Commitments and contingencies

Stockholders' equity:
  Common stock....................................    39,393,473    42,640,107
  Shareholder note receivable.....................          --        (562,500)
  Accumulated deficit.............................   (33,850,100)  (34,717,391)
                                                     ------------  ------------
    Total stockholders' equity....................     5,543,373     7,360,216
                                                     ------------  ------------
    Total liabilities and stockholders' equity....   $10,173,189   $11,028,993
                                                     ============  ============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                             MONTEREY PASTA COMPANY
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                         Second Quarter Ended         Six Months Ended
                                      ------------------------  -------------------------
                                      June 28,     June 29,     June 28,     June 29,
                                         1998         1997         1998         1997
                                      ------------ -----------  ------------ ------------
Net revenues from continuing
  operations.......................... $6,307,531  $5,552,631   $12,290,390  $12,088,133
Cost of sales.........................  3,735,300   3,098,124     7,333,876    6,828,453
                                      ------------ -----------  ------------ ------------
Gross profit..........................  2,572,231   2,454,507     4,956,514    5,259,680
Selling, general and administrative
  expenses............................  1,918,677   2,099,555     3,951,576    5,037,326
Loss on disposition or impairment
  of assets...........................      7,519     117,666         7,519      259,680
                                      ------------ -----------  ------------ ------------
Operating income (loss)...............    646,035     237,286       997,419      (37,326)
Interest expense......................    (81,761)    (50,932)     (124,813)    (111,369)
Other income, (net)...................     (3,933)      --           12,452       --
                                      ------------ -----------  ------------ ------------
Income (loss) from continuing
  operations before provision for
  income taxes........................    560,341     186,354       885,058     (148,695)
Provision for income taxes............    (17,768)     (3,110)      (17,768)     (14,982)
                                      ------------ -----------  ------------ ------------
Net income (loss) from continuing
  operations..........................    542,573     183,244       867,290     (163,677)
Net recovery (loss) from
  discontinued operations.............      --         36,882         --           36,882
                                      ------------ -----------  ------------ ------------
Net income (loss)                        $542,573    $220,126      $867,290    ($126,795)

Net income (loss) per common share and
  common equivalent share:

Net income (loss) from continuing
  operations..........................   $542,573    $183,244      $867,290    ($163,677)

Dividends to preferred and certain
  common stockholders.................      --        (64,098)        --        (159,098)
                                      ------------ -----------  ------------ ------------
Net income (loss) from continuing
  operations attributable to common
  stockholders........................   $542,573    $119,146      $867,290    ($322,775)
                                      ============ ===========  ============ ============

Basic and diluted income
  (loss) per share:
  Continuing operations...............      $0.04       $0.02         $0.06       ($0.03)
  Discontinued operations.............      --           0.00         --            0.00
                                      ------------ -----------  ------------ ------------
  Net income (loss )per common share..      $0.04       $0.02         $0.06       ($0.03)
                                      ============ ===========  ============ ============
Weighted average common and common
  equivalent shares outstanding....... 12,541,812   8,746,683    13,415,656    9,792,397

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                             MONTEREY PASTA COMPANY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                             Six Months Ended
                                                      --------------------------
                                                      June 28,      June 29,
                                                      1998          1997
                                                      ------------  ------------
Cash flows from operating activities:
Net income (loss) from continuing operations........     $867,290     ($163,678)
Adjustments to reconcile net income (loss) from
  continuing operations to net cash provided by
  (used in) operating activities:
  Depreciation and amortization.....................      487,853       485,518
  Loss on disposition of property and equipment.....        7,519       259,680
  Expenses paid in common stock options.............       51,000        27,669
  Provisions for allowances for bad debts,
    returns, adjustments and spoils.................       42,493      (512,245)
  Changes in assets and liabilities:
    Accounts receivable.............................      207,745       507,213
    Inventories.....................................      107,536       368,456
    Prepaid expenses and other......................      551,823       493,298
    Accounts payable................................      226,248      (230,827)
    Accrued expenses................................     (352,472)   (1,203,167)
                                                      ------------  ------------
    Net cash provided by continuing operations......    2,197,035        31,917
   Net cash used in discontinued operations.........       --         (124,701)
                                                      ------------  ------------
    Net cash provided by (used in)
      operating activities..........................    2,197,035       (92,784)
                                                      ------------  ------------
Cash flows provided by (used in) investing
  activities:
  Proceeds from sale of assets......................        5,293       158,896
  Purchase of intangibles and other assets..........     (109,599)      (94,402)
  Repurchase of common stock........................   (2,735,873)         --
  Purchase of property and equipment................     (693,193)     (160,527)
                                                      ------------  ------------
     Net cash used in investing activities..........   (3,533,372)      (96,033)
                                                      ------------  ------------
Cash flows from (used by) financing activities:
  Bank overdrafts...................................       (5,692)     (458,029)
  Proceeds from revolving line of credit............    1,475,467    11,133,844
  Repayments on revolving line of credit............   (1,918,084)  (11,273,365)
  Proceeds from long-term debt and capital
   lease obligations................................    2,503,265          --
  Repayment of long-term debt and capital
   lease obligations................................     (967,693)     (563,781)
  Proceeds from issuance of common stock............          740     1,980,865
  Dividends to preferred and certain
   common stockholders..............................         --          (7,142)
                                                      ------------  ------------
    Net cash provided by financing activities.......    1,088,003       812,392
                                                      ------------  ------------
Net increase (decrease) in cash.....................     (248,334)      623,575
Cash and cash equivalents at beginning of period....      410,228       724,729
                                                      ------------  ------------
Cash and cash equivalents at end of period..........     $161,894    $1,348,304
                                                      ============  ============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                             MONTEREY PASTA COMPANY
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.      Basis of Presentation

The condensed consolidated financial statements have been prepared by Monterey Pasta Company (the "Company") and are unaudited. Certain amounts shown in the 1997 financial statements have been reclassified to conform with the current presentation. The financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not necessarily include all information and footnotes required by generally accepted accounting principles and should be read in conjunction with the Company's 1997 Annual Report on Form 10-K.
In the opinion of the Company, all adjustments necessary to present fairly the Company's consolidated financial position, results of operations and cash flows as of June 28, 1998, and for all periods presented, have been recorded. A description of the Company's accounting policies and other financial information is included in the audited consolidated financial statements as filed with the Securities and Exchange Commission in the Company's Form 10-K for the year ended
December 28, 1997. The consolidated results of operations for the interim quarterly periods are not necessarily indicative of the results expected for the full year.

2.      Statement of Cash Flows

Non-Cash Investing and Financing Activities:

In April 1997, the Company's then current Chief Executive Officer agreed to purchase 550,000 shares of Common Stock based on an agreement containing various time-served and performance conditions with a full recourse note due December 31, 1997. A portion of the shares were repurchasable by the Company at the original price of $1.88 if the conditions were not met and, therefore, 250,000 shares were forfeited during 1997. On December 31, 1997, the note in the amount of $562,500 was converted to non-interest bearing and non-recourse, and was extended for two years with an expiration of December 31, 1999. The shares were reclassified as options and the $51,000 calculated as the fair market value under the Black-Scholes method was recorded as an expense during the first quarter of 1998 (see Note 8).

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

4.     Inventories

    Inventories consist of the following:

                                             June 28,      December 28,
                                             1998          1997
                                             ------------  ------------
  Production--Ingredients..................     $434,373      $602,428
  Production--Finished goods...............      436,827       382,736
  Paper goods and packaging materials......      294,810       288,382
                                             ------------  ------------
                                               1,166,010     1,273,546
  Allowances for spoils and obsolescence...      (55,000)      (55,000)
                                             ------------  ------------
                                              $1,111,010    $1,218,546
                                             ============  ============


5.     Property and Equipment

    Property, plant and equipment consists of the following:

                                             June 28,      December 28,
                                             1998          1997
                                             ------------  ------------
Machinery and equipment....................   $4,698,547    $4,459,088
Leasehold improvements.....................    1,811,990     1,809,946
Computers, office furniture and equipment..      747,747       743,747
Vehicles...................................      310,942       233,942
                                             ------------  ------------
                                               7,569,226     7,246,723
Less accumulated depreciation and
  amortization.............................   (2,699,320)   (2,252,842)
                                             ------------  ------------
                                               4,869,906     4,993,881
Construction in progress...................      396,166        63,965
                                             ------------  ------------
                                              $5,266,072    $5,057,846
                                             ============  ============


6.     Notes, Loans, and Capitalized Leases Payable

    Components of debt include the following:

                                             June 28,      December 28,
                                             1998          1997
                                             ------------  ------------
Credit Facility:
  Receivable and inventory revolver........     $510,277      $952,894
  Equipment revolver.......................      358,333          --
  Equipment term loan......................    1,750,000       636,371
Capitalized leases payable.................      271,262       207,652
                                             ------------  ------------
                                               2,889,872     1,796,917
  Less current maturities..................    1,762,450     1,273,216
                                             ------------  ------------
                                              $1,127,422      $523,701
                                             ============  ============


             Credit Facility

      The Company has in place the following credit facility through 7/22/99:

  o Accounts receivable and inventory revolver for up to $1,500,000 with interest at prime (8.50% at 6/28/98)
  o Equipment revolver for up to $500,000 with interest at prime plus .75% (9.25% at 6/28/98), payable at $13,889 monthly, plus interest
  o Term note for up to $2,000,000 plus interest at prime plus .75% (9.25% at 6/28/98 payable at $83,333 monthly, plus interest

 The equipment revolver is amortized as a long term loan in the accompanying balance sheets.


7.      Income Taxes

Federal and State of California income tax for the six months ended June 28, 1998, were fully offset by net operating loss carryforwards. The tax expense listed on the Statement of Operations for 1997 and 1998 comparable periods is for certain State taxes.

8.      Stockholders' Equity

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

On August 5, 1997, Lance Mortensen, former President, Chief
Executive Officer and director of the Company, filed a complaint against the Company for breach of implied covenant of good faith and fair dealing relating to a written employment contract. The lawsuit was settled during May of 1998 through binding arbitration with no current profit or loss impact.


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

        The Company sells its pasta and pasta sauces through leading grocery store chains and club stores. As of June 28, 1998, more than 3,100 grocery and club stores offered the Company's products. The Company plans to continue expansion of its distribution to grocery and club stores in its current market area and to further its penetration in other geographic regions of the U.S.

        Monterey Pasta's objective is to become the leading national supplier of refrigerated gourmet pasta and pasta sauces through distribution of its products to grocery and club stores. The key elements of the Company's strategy include the following:

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

       Reduce total operating costs through continual evaluation of administrative and production staffing and procedures. The Company will consider additional capital improvements at its manufacturing facility in order to increase production efficiencies and capacities, and to reduce the Company's cost of goods.

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

Results of Operations

        Net revenues from continuing operations were $6,307,000 for the second quarter ended June 28, 1998, as compared to $5,553,000 for the second quarter ended June 29, 1997. For the six months ended June 28, 1998, net revenues increased $202,000 to $12,290,000 from $12,088,000 for the six months ended June 29, 1997. The increase in sales over last year resulted primarily from the Company's additional club store distribution.

        Gross profit was $2,572,000 or 41% of net revenues for the second quarter 1998, compared to $2,455,000 or 44% for the second quarter of 1997. For the six months ended June 28, 1998, gross profit was $4,957,000 or 41% compared to $5,260,000 or 43% for the six months ended June 29, 1997. This compares to a 41% gross margin for the year ended December 28, 1997. Gross margins for the first six months were impacted by the intense new product development discussed in the "Sales and Marketing" section which follows.

        Selling, general and administrative expenses ("SG&A") for the second quarter ended June 28, 1998, were $1,919,000, a decrease of 9% when compared to $2,100,000 in the same quarter last year.
For the six months ended June 28, 1998, SG&A totaled $3,952,000, a decrease of 21% when compared to $5,037,000 in the same period last year. Management believes that the current level of SG&A expenses is consistent with efficient operations, and additional expenses in future months, mainly in the sales and marketing area, will be directly associated with increased levels of profitable sales.

        Depreciation and amortization expense, included in cost of sales and SG&A, was $250,000 or 4% of net revenues for the quarter ended June 28, 1998, compared to $231,000 or 4% of net revenues for the quarter ended June 29, 1997. For the six months ended June 28, 1998, depreciation and amortization expense was $488,000, compared to $486,000 for the same period a year ago.

        Loss on disposition of fixed assets was $8,000 for the second quarter ended June 28, 1998, compared to $118,000 for the second quarter last year. For the six months ended June 28, 1998, loss on disposition of fixed assets was also $8,000 compared to $260,000 for the six months ended June 29, 1997.

        Net interest expense was $82,000 for the quarter ended June
28, 1998,  compared to $51,000 for the same quarter in 1997.   For
the six months ended June 28, 1998, net interest expense was $124,000 compared to $111,000 for the six months ended June 29, 1997. The net increase in interest expense is a result of the repurchase of 2.36 million shares of stock from the Company's largest stockholder, Clearwater Fund IV, Ltd., at a cost of $2.7 million, most of which was borrowed from Imperial Bank, the Company's lender.

Liquidity and Capital Resources

        During the six month period ended June 28, 1998,
$2,197,000 of cash was provided by the Company's continuing operations, compared to $32,000 cash provided in the first six months
of 1997.   The 1998 improvement was primarily related to a
continuing operations profit of $867,000 in first six months of 1998, compared with a loss of $164,000 in first six months 1997, and a reduction of accounts receivable, inventory, and prepaid expenses, combined with an increase in accounts payable relative to year end 1997.

The Company believes that its existing credit facilities, together with cash flow from operations, is sufficient to meet its cash needs for normal operations for the next twelve months.

Sales and Marketing

        The Company's sales and marketing strategy targets sustainable growth. Its focus is on increasing sales through expansion of its club store and retail grocery business, increasing its distribution through the rapidly growing number of natural and organic food retailers, and the introduction of innovative new products designed to meet consumer needs.

        The Company enhanced its strong, ongoing relationship with Costco in the second quarter of 1998, gaining approval for nine new items to be sold in up to 60 Costco warehouses in the Northeast, Mid-Atlantic and Southeast States. In the retail sector, the Company added D & W Food Centers, a Grand Rapids, Michigan based chain with 25 stores.

        Monterey Pasta's products are made with no preservatives or artificial ingredients. Capitalizing on this strength, the Company is pursuing increased distribution through natural and organic food retailers, whose growth has exceeded 20% annually in recent years.
The Company estimates there are 450 potential natural and organic retail grocery locations available for its products.

        The Company has introduced a new "Restaurant Style" line of pastas and sauces which feature the largest ravioli available to the grocery consumer. The company feels that the uniqueness of these new, larger products will generate a strong acceptance of the product line into both retail and club store accounts. The Company also has introduced a new line of Gourmet Meat Sauces to take advantage of a trend which shows meat sauces to be the highest growth area of the prepared sauce category. The product line is unique in that it is the first refrigerated, fresh line of meat sauces available to the consumer.

        The Company's new product offerings have also included the introduction of items into the growing home meal replacement
("HMR") category.   The Company introduced its first three products
in the HMR line in early 1998 in its Direct Store Delivery stores. In the second quarter, it began introducing these items into additional retail stores on an expanded basis.

Major Customers

        Two of the Company's customers, Costco and Sam's Club Stores, accounted for 45% and 32%, respectively, of the Company's sales for the six months ended June 28, 1998. No other customer accounted for greater than 10% of net revenues for the period.

Business Risks

        Certain characteristics and dynamics of the Company's business and of financial markets generally create risks to the Company's long-term success and to predictable quarterly results.
These risks include:

  Recent Operating Losses: No Assurance of Continued Profitability. The Company's profitability began to decline in 1994. In the second quarter of 1994, the Company reported its first operating loss from continuing operations. Since then, the Company has reported losses in nine of sixteen quarters. The Company's net income from continuing operations for the second quarter ended June 28, 1998 was $543,000, a fifth consecutive
profitable quarter.   At June 28, 1998,  the Company had an
accumulated deficit of $33,850,000. There can be no assurance that the Company will maintain its recent profitability in the long term.

  Liquidity:  Need for Additional Capital.   Management believes
that its operations and existing bank lines of credit will provide adequate liquidity to meet the Company's planned capital and operating requirements through mid-1999. If the Company's operations do not provide cash sufficient to fund its operations, and the Company seeks outside financing, there can be no assurance that the Company will be able to obtain such financing when needed, on acceptable terms, or at all. In addition, any future equity financing or convertible debt financing would cause the Company's shareholders to incur dilution in net tangible book value per share of Common Stock.

  Hiring and Retention of Key Personnel: Management Transition. The success of the Company depends on its ability to operate under new management that was retained in mid-1997, and to motivate and retain key employees and officers. There can be no assurance that the Company's new management team will be able to perform effectively, or that significant management turnover will not continue in the future. At August 5, 1998 there are no keyman insurance policies in place.

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

  Volatility of Stock Price. The market price of the Company's common stock has fluctuated substantially since the initial public offering of the common stock in December 1993. Such volatility may, in part, be attributable to the Company's operating results or to changes in the direction of the Company's expansion efforts. Changes in general conditions in the economy, the financial markets or the food industry, natural disasters or other developments affecting the Company or its competitors could also cause the market price of the Company's common stock to fluctuate substantially. In addition, in recent years, the stock market has experienced extreme price and volume fluctuations.
This volatility has had a significant effect on the market prices of securities issued by many companies, including the Company, for reasons sometimes unrelated to the operating performance of these companies. Any shortfall in the Company's net sales or earnings from levels expected by securities analysts or the market could have an immediate and significant adverse effect on the trading price of the Company's common stock in any given period. Additionally, the Company may not learn of such shortfalls until late in the fiscal quarter, which could result in an even more immediate and significant adverse effect on the trading price of the Company's common stock.

  Risks Inherent in Food Production. The Company faces all of the risks inherent in the production and distribution of refrigerated food products, including contamination, adulteration and spoilage, and the associated risks of product liability litigation and declines in the price of its stock which may be associated with even an isolated event. The Company has a modern production facility, employs what it believes is state-of-the-art thermal processing, temperature-controlled storage, HAACP programs intended to insure food safety, and has obtained USDA approval for its production plant. However, there can be no assurance that the Company's procedures will be adequate to prevent the occurrence of such events.

  Dependence on Major Customers. During the first six months of 1998, two customers accounted for 45%, and 32%, respectively, of the Company's total net revenues. Loss of either of these customers, Costco or Sam's Club Stores, would have a material adverse effect on the Company.

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

                             PART II. OTHER INFORMATION

Item 1. Legal Proceedings

                None

Item 2. Changes in Securities

                None

Item 3. Defaults upon Senior Securities

                None

Item 4. Submission of Matters to a Vote of Security Holders

                None


Item 5. Other Information

        In February 1998, the Company entered into an agreement to sublease a portion of the Company's Salinas facility (4,649 sq. ft.) until August 1998, when the Company expects to occupy the area.
Also in February, 1998 the Company acquired the right to lease the remainder of the building's 1,365 square feet of office space. In June of 1998 the Company entered into a sublease with the current tenant which will expire in August of 1998 when that tenant will vacate the
premises, at which time the Company will occupy the space.   By the
end of 1998 the Company plans to occupy the entire building encompassing 43,680 square feet.


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

                                MONTEREY PASTA COMPANY

Date:  August 7, 1998              By:             /s/ R. LANCE HEWITT
                                     -----------------------------------------
                                                  R. Lance Hewitt
                                       President and Chief Executive Officer

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

10.49 Employment Agreement dated August 25, 1997 with Mr. Stephen L. Brinkman (incorporated by reference to Exhibit 10.49, in the Company's September 28, 1997 Quarterly Report on Form 10-Q filed on November 10, 1998)

10.50 First Amendment to Security and Loan Agreement dated July 24, 1997 between the Company and Imperial Bank (incorporated by reference to Exhibit 10.50 in the Company's 1997 Form 10-K)

10.51 Second Amendment to Security and Loan Agreement dated July 24, 1997 between the Company and Imperial Bank

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