Form 10-Q
period 1998-09-27
MONTEREY PASTA CO
filed 1998-11-04
CIK 913032

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

     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 27, 1998.

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

                           TELEPHONE: (831) 753-6262
              (Registrant's telephone number, including area code)

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

    At November 4, 1998, 12,842,613 shares of common stock, $.001 par value, of the registrant were outstanding.

================================================================================

                          MONTEREY PASTA COMPANY

                               FORM 10-Q

                         Table of Contents


PART 1.  FINANCIAL INFORMATION

        Item 1. Financial Statements

            Condensed Consolidated Balance Sheets (unaudited) September 27, 1998 and December 28, 1997

            Condensed Consolidated Statements of Operations (unaudited)
              Third quarter ended September 27, 1998 and September 28, 1997 and the nine months ended September 27, 1998 and September 28, 1997

            Condensed Consolidated Statements of Cash Flows (unaudited)
               Nine months ended September 27, 1998 and September 28, 1997

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

        Item 3. Defaults Upon Senior Securities

        Item 4. Submission of Matters to a Vote of Security Holders

        Item 5. Other Information

        Item 6. Exhibits and Reports on Form 8-K

        Signature Page

        Exhibit Index

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements


                             MONTEREY PASTA COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (unaudited)

                                                     September 27, December 28,
                                                     1998          1997
                                                     ------------  ------------
                             ASSETS
Current assets:
  Cash and cash equivalents ......................      $248,264      $410,228
  Accounts receivable, net........................     2,438,569     2,440,745
  Inventories ....................................     1,293,589     1,218,546
  Prepaid expense and other ......................     1,233,096     1,519,801
                                                     ------------  ------------
    Total current assets..........................     5,213,518     5,589,320

Property and equipment, net ......................     5,354,700     5,057,846
Intangible and other assets, net..................       184,892       101,582
Deposits and other................................       107,893       280,245
                                                     ------------  ------------
    Total assets..................................   $10,861,003   $11,028,993
                                                     ============  ============
             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Bank overdraft..................................        $  --         $5,692
  Accounts payable................................     1,676,398       949,036
  Accrued liabilities ............................       570,584       917,132
  Current portion of long-term debt..............      1,687,448     1,273,216
                                                     ------------  ------------
    Total current liabilities.....................     3,934,430     3,145,076

Long-term debt....................................       817,541       523,701

Commitments and contingencies

Stockholders' equity:
  Common stock....................................    39,389,655    42,640,107
  Stockholder note receivable.....................          --        (562,500)
  Accumulated deficit.............................   (33,280,623)  (34,717,391)
                                                     ------------  ------------
    Total stockholders' equity....................     6,109,032     7,360,216
                                                     ------------  ------------
    Total liabilities and stockholders' equity....   $10,861,003   $11,028,993
                                                     ============  ============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                             MONTEREY PASTA COMPANY
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                         Third Quarter Ended            Nine Months Ended
                                      --------------------------  --------------------------
                                       Sept 27,     September 28,  Sept 27,     September 28,
                                      1998         1997           1998         1997
                                      ------------ -------------  ------------ -------------
Net revenues from continuing
  operations.......................... $6,705,847    $5,199,556   $18,996,237   $17,287,689
Cost of sales.........................  3,968,052     3,247,171    11,301,928    10,075,625
                                      ------------ -------------  ------------ -------------
Gross profit..........................  2,737,795     1,952,385     7,694,309     7,212,064
Selling, general and administrative
  expenses............................  2,077,610     1,603,049     6,029,186     6,640,576
                                      ------------ -------------  ------------ -------------
Operating income .....................    660,185       349,336     1,665,123       571,488
Loss on disposition of property and
  equipment...........................    (18,868)       --           (26,387)     (259,480)
Other income, (net)...................      2,055           106        13,977           106
Interest expense, (net)...............    (69,934)      (65,855)     (194,217)     (177,224)
                                      ------------ -------------  ------------ -------------
Income from continuing
  operations before provision for
  income taxes........................    573,438       283,587     1,458,496       134,890
Provision for income taxes............     (3,961)       (8,924)      (21,729)      (23,906)
                                      ------------ -------------  ------------ -------------
Net income from continuing
  operations..........................    569,477       274,663     1,436,767       110,984
Net recovery from
  discontinued operations                   --           --            --            36,882
                                      ------------ -------------  ------------ -------------
Net income                               $569,477      $274,663    $1,436,767      $147,866

Net income (loss) per common share
  and common equivalent share:

Net income from continuing
  operations..........................   $569,477      $274,663    $1,436,767      $110,984

Dividends to preferred and certain
  common stockholders.................      --         (100,467)       --          (259,564)
                                      ------------ -------------  ------------ -------------
Net income (loss) from continuing
  operations attributable to common
  stockholders........................   $569,477      $174,196    $1,436,767     ($148,580)
                                      ============ =============  ============ =============

Basic and diluted income
  (loss) per share:
  Continuing operations...............      $0.05         $0.02         $0.11        ($0.01)
  Discontinued operations.............      --             0.00         --             0.00
                                      ------------ -------------  ------------ -------------
  Net income(loss)per common share....      $0.05         $0.02         $0.11        ($0.01)
                                      ============ =============  ============ =============
Weighted average common and common
  equivalent shares outstanding....... 12,542,296    10,879,140    13,124,536    10,154,644

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                             MONTEREY PASTA COMPANY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                             Nine Months Ended
                                                      --------------------------
                                                       Sept. 27,      Sept. 28,
                                                      1998          1997
                                                      ------------  ------------
Cash flows from operating activities:
Net income from continuing operations...............   $1,436,767      $110,983
Adjustments to reconcile net income from continuing
  operations to net cash provided by (used in)
  operating activities:
  Depreciation and amortization.....................      741,567       706,720
  Provisions for allowances for bad debts,
    returns, adjustments and spoils.................      (40,102)     (439,507)
  Loss on disposition and writedown of
    property and equipment..........................       26,387       259,480
  Expenses paid in common stock options.............       51,000        28,243
  Changes in assets and liabilities:
    Accounts receivable.............................       42,278       465,801
    Inventories.....................................      (75,043)      375,590
    Prepaid expenses and other......................      298,357    (1,186,908)
    Accounts payable................................      727,362      (912,912)
    Accrued expenses................................     (346,548)     (767,269)
                                                      ------------  ------------
    Net cash provided by (used in)
       continuing operations........................    2,862,025    (1,359,779)
   Net cash used in discontinued operations..........       --         (125,847)
                                                      ------------  ------------
    Net cash provided by (used in)
      operating activities..........................    2,862,025    (1,485,626)
                                                      ------------  ------------
Cash flows from (used in) investing activities:
  Proceeds from sale of assets......................        5,293       159,504
  Purchase of intangibles and other assets..........     (109,599)         --
  Repurchase of common stock........................   (2,740,563)         --
  Purchase of property and equipment................     (883,112)     (272,273)
                                                      ------------  ------------
    Net cash (used in)
      investing activities..........................   (3,727,981)     (112,769)
                                                      ------------  ------------
Cash flows from (used in) financing activities:
  Bank overdrafts...................................       (5,692)     (669,002)
  Proceeds from revolving line of credit............    4,496,707    14,628,913
  Repayments on revolving line of credit............   (5,015,951)  (13,876,877)
  Proceeds from long-term debt and capital
   lease obligations................................    2,503,265          --
  Repayment of long-term debt and capital
   lease obligations................................   (1,275,949)     (443,659)
  Proceeds from issuance of common stock........            1,612     1,931,565
  Dividends to preferred and certain
   common stockholders..............................         --        (102,142)
                                                      ------------  ------------
    Net cash provided by financing activities.......      703,992     1,468,798
                                                      ------------  ------------
Net (decrease) in cash..............................     (161,964)     (129,597)
Cash and cash equivalents at beginning of period....      410,228       724,729
                                                      ------------  ------------
Cash and cash equivalents at end of period..........     $248,264      $595,132
                                                      ============  ============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                             MONTEREY PASTA COMPANY
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.      Basis of Presentation

        The condensed consolidated financial statements have been prepared by Monterey Pasta Company (the "Company") and are unaudited. Certain amounts shown in the 1997 financial statements have been reclassified to conform with the current presentation. The financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not necessarily include all information and footnotes required by generally accepted accounting principles and should be read in conjunction with the Company's 1997
Annual Report on Form 10-K. In the opinion of the Company, all adjustments necessary to present fairly the Company's consolidated financial position, results of operations and cash flows as of September 27, 1998, and for all periods presented, have been recorded. A description of the Company's accounting policies and other financial information is included in the audited consolidated financial statements as filed with the Securities and Exchange Commission in the Company's
Form 10-K for the year ended December 28, 1997. The consolidated results of operations for the interim quarterly periods are not necessarily indicative of the results expected for the full year.

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

4. INVENTORIES

    Inventories consisted of the following:

                                             September 27, December 28,
                                             1998          1997
                                             ------------  ------------
  Production--Ingredients..................     $491,905      $602,428
  Production--Finished goods...............      571,635       382,736
  Paper goods and packaging materials......      285,049       288,382
                                             ------------  ------------
                                               1,348,589     1,273,546
  Allowances for spoils and obsolescence...      (55,000)      (55,000)
                                             ------------  ------------
                                              $1,293,589    $1,218,546
                                             ============  ============


5. PROPERTY AND EQUIPMENT

    Property, plant and equipment consisted of the following:

                                             September 27, December 28,
                                             1998          1997
                                             ------------  ------------
Machinery and equipment....................   $4,931,042    $4,459,088
Leasehold improvements.....................    1,851,544     1,809,946
Computers, office furniture and equipment..      757,864       743,747
Vehicles...................................      310,942       233,942
                                             ------------  ------------
                                               7,851,392     7,246,723
Less accumulated depreciation and
  amortization.............................   (2,942,444)   (2,252,842)
                                             ------------  ------------
                                               4,908,948     4,993,881
Construction in progress...................      445,752        63,965
                                             ------------  ------------
                                              $5,354,700    $5,057,846
                                             ============  ============


6. NOTES, LOANS, AND CAPITALIZED LEASES PAYABLE

    Components of debt included the following:

                                             September 27, December 28,
                                             1998          1997
                                             ------------  ------------
Credit Facility:
  Receivable and inventory revolver........     $433,650      $952,894
  Equipment revolver.......................      316,666          --
  Equipment term loan......................    1,500,000       636,371
Capitalized leases ........................      254,673       207,652
                                             ------------  ------------
                                               2,504,989     1,796,917
  Less current maturities..................    1,687,448     1,273,216
                                             ------------  ------------
                                                $817,541      $523,701
                                             ============  ============


             Credit Facility

      The Company has in place the following credit facility through 7/22/99:

  o Accounts receivable and inventory revolver for up to $1,500,000 with interest at prime (8.50% at 9/27/98)
  o Equipment revolver for up to $500,000 with interest at prime plus .75% (9.25% at 9/27/98), payable at $13,889 monthly, plus interest
  o Term note for up to $2,000,000 plus interest at prime plus .75% (9.25% at 9/27/98) payable at $83,333 monthly, plus interest

 The equipment revolver is amortized as a long term loan in the accompanying balance sheets.

        As of November 3, 1998 the total amount utilized under the facility was $2,466,432 and the total available for future borrowing was $1,533,568.

7.      Income Taxes

        Federal and State of California income taxes for the nine months ended September 27, 1998, were fully offset by net operating loss carryforwards. The tax expense listed on the Statements of Operations for 1997 and 1998 comparable periods is for certain other State taxes.

8.      Stockholders' Equity

         Common Stock

        As disclosed in Company's 1997 Form 10-K, on March 5,
1998, the Company repurchased 2,365,066 shares of its common stock from its largest stockholder, Clearwater Fund IV LLC
(formerly Clearwater Fund IV, Ltd.) for a per share price of $1.1375 and a total consideration of $2,690,000. The repurchase was in response to a notification on February 13, 1998 by the NASDAQ
Stock Market, Inc. ("NASDAQ") that the Company's Series A convertible Preferred stock offering, as amended by the Series A-1 Agreement in March of 1997 had violated Rule 4460(i)(l)9D)(ii) which requires shareholder approval prior to the issuance of securities convertible into common stock equal to, or in excess of, 20% of outstanding shares at the time of issuance. The NASDAQ required the Company to repurchase the shares, or face delisting from the National NASDAQ market.

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

        Other than the historical facts contained herein, this Quarterly Report contains forward-looking statements that involve substantial risks and uncertainties. For a discussion of such risks and uncertainties, please see the Company's Annual Report on Form 10-K for the year ended December 28, 1997. In addition to the risks and uncertainties discussed in the Annual Report, the risks set forth herein, including the Company's past operating losses and ability to retain qualified management, should be considered.

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

        The Company sells its pasta and pasta sauces through leading grocery store chains and club stores. As of September 27, 1998, more than 3,400 grocery and club stores offered the Company's products. The Company plans to continue expansion of its distribution to grocery and club stores in its current market area and to further its penetration in other geographic regions of the U.S.

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

  Reduce operating costs through continual evaluation of administrative and production staffing and procedures.
The Company will consider additional capital improvements at its manufacturing facility in order to increase production efficiencies and capacities, and to reduce the Company's cost of goods.

  Expand market share through same-store revenue growth, addition of new grocery and club store chains, geographic diversification, and product line expansion, including creation of additional meal occasions using
Monterey Pasta products.

  Consider the acquisition of other compatible companies to expand retail distribution, or the range of product offerings, or to accomplish other synergies where the acquisition will create long term stockholder value.

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

Results of Operations

        Net revenues from continuing operations were
$6,706,000 for the third quarter ended September 27, 1998, as compared to $5,200,000 for the third quarter ended September 28,
1997, an increase of 29%.   For the nine months ended September 27,
1998, net revenues increased $1,708,000 or 10% to $18,996,000 from
$17,288,000 for the nine months ended September 28, 1997. The increase in sales over last year results primarily from the Company's increased distribution with the Sam's Club Stores and Costco chains, offsetting a decline in some retail chain sales which were discontinued because of low profitability.

        Gross profit was $2,738,000 or 41% of net revenues for the third quarter of 1998, compared to $1,952,000 or 38% for the third quarter of 1997. For the nine months ended September 27, 1998, gross profit was $7,694,000 or 41% compared to $7,212,000 or 42%
for the nine months ended September 28, 1997.   The 1998 year-to-
date gross profit compares to a 41% gross profit for the year ended December 28, 1997. Gross margins for the first nine months of 1998 were impacted by the intense new product development discussed in the "Sales and Marketing" section which follows.


        Selling, general and administrative expenses ("SG&A") for the third quarter ended September 27, 1998, were $2,078,000, an increase of 30% or $475,000 when compared to $1,603,000 in the third quarter of 1997. For the nine months ended September 27, 1998, SG&A decreased $612,000 or 9% to $6,029,000 from
$6,641,000 for the same period in 1997. The most significant expense increases in the third quarter of 1998 compared to the third quarter of 1997 were in the Sales and Marketing area which showed an increase of $556,000 overall and were associated with the 29% increase in sales, and costs related to the acquisition of new customers and stores compared to 1997. The third quarter sales and marketing expense increase was partially offset by reductions in legal and accounting expenses. The most significant year-to-date reductions from 1997 are in the professional fee and insurance expense areas ($759,000), partially offset by increased expenses in the sales and marketing area related to new customers and stores. Management believes the current level of SG&A expenses is consistent with efficient operations, and additional expenses in future months, mainly in the sales and marketing area, will be directly associated with increased levels of sales.

        Depreciation and amortization expense, included in cost of sales and SG&A, was $254,000 or 4% of net revenues for the quarter ended September 27, 1998, compared to $221,000 or 4% of net revenues for the quarter ended September 28, 1997. For the nine months ended September 27, 1998, depreciation and amortization expense was $742,000 or 4% of net revenues, compared to $707,000 for the same period last year (4% of net revenues).

        There was a loss on disposition of fixed assets for the third quarter ended September 28, 1997 of $19,000 compared with no gain or loss for the third quarter last year. For the nine months ended September 27, 1998, loss on disposition of fixed assets was $26,000 compared to $259,000 for the nine months ended September 28, 1997.

        Net interest expense was $70,000 for the quarter ended September 28, 1997, compared to net interest expense of $66,000 for
the same quarter in 1997.   For the nine months ended September 27,
1998, net interest expense was $194,000 compared to $177,000 for the nine months ended September 28, 1997. The net increase in year-to-date interest expense is a result of increased borrowing related to the repurchase of 2.36 million shares of common stock from the Company's largest stockholder, Clearwater Fund IV LLC, at a cost of $2.7 million, most of which was borrowed from Imperial Bank, the Company's lender.


Liquidity and Capital Resources

        During the nine month period ended September 27, 1998, $2,862,000 of cash was provided by the Company's continuing operations, compared to a usage of $1,360,000 in the first nine
months of 1997.   The 1998 improvement was primarily related to a
continuing operations profit of $1,437,000 in first nine months of 1998, compared with a profit of $111,000 in first nine months 1997, and a reduction of prepaid expenses, combined with an increase in accounts payable relative to year end 1997.

The Company believes that its existing credit facilities, together with cash flow from operations, will be sufficient to meet its cash needs for normal operations for the next twelve months.

Sales and Marketing

        The Company's sales and marketing strategy targets sustainable growth. Its focus is on increasing sales through expansion of its club store and retail grocery business, increasing its distribution through the rapidly growing number of natural and organic food retailers, and the introduction of innovative new products designed to meet consumer needs.

        As of September 27, 1998 the Company distributed its products to a total of 2,900 retail and 508 club store outlets as compared to 2,620 retail and 230 club store outlets as of September
28, 1997. The Company enhanced its strong, ongoing relationship with Costco in the third quarter of 1998, adding its products to Costco's new Midwestern Division warehouses in the Detroit market.
In the retail sector, the Company expanded its operations significantly with the addition of over 200 stores of Safeway's Seattle and Portland divisions, as well as by adding 20 stores of Chicago-based Jewel Food Stores.

        Monterey Pasta's products are made with no preservatives or artificial ingredients. Capitalizing on this strength, the Company is pursuing increased distribution through natural and organic food retailers, whose growth has exceeded 20% annually in recent years.
The Company estimates there are 450 potential natural and organic retail grocery locations in this market that could be potential customers for the Company's products.

        In the third quarter of 1998 the Company began rollout of its new "Restaurant Style" line of pastas and sauces which feature the largest ravioli available to the grocery consumer. The uniqueness of these new, larger products has generated a significant amount of interest from both retail and club store accounts, and early acceptance of the product by key accounts has been encouraging.

        The Company also began rollout of its new line of Gourmet Meat Sauces late in the third quarter to capitalize on a trend which shows meat sauces to be one of the highest growth areas of the prepared sauce category. The product line is the first refrigerated, fresh line of meat sauces available to the consumer. As is the case with the Company's Restaurant Style pastas and sauces, initial response to the Gourmet Meat Sauce line has been positive.

Business Risks

        Certain characteristics and dynamics of the Company's business and of financial markets generally create risks to the Company's long-term success and to predictable quarterly results.
These risks include:

  Recent Operating Losses: No Assurance of Continued Profitability. In the second quarter of 1994, the Company reported its first operating loss from continuing operations. Subsequent to that quarter the Company incurred losses through the first quarter of 1997, after which it regained profitability,
which has continued for six consecutive quarters.   At September
27, 1998, the Company had an accumulated deficit of $33,281,000. There can be no assurance that the Company will maintain its recent profitability in the long term.

  Dependence on Major Customers-Need to Diversify Distribution. During the first nine months of 1998, two customers accounted for 45%, and 33%, respectively, of the Company's total revenues. Loss of either of these customers, Costco or Sam's Club Stores, would have a material adverse effect on the Company. The Company is seeking to diversify its distribution channels by adding additional grocery and club store chains as customers. Failure to diversify its customer base could have a material adverse effect on the Company's future growth and profitability.

  Liquidity:  Need for Additional Capital.   Management believes
that its operations and existing bank lines of credit will provide adequate liquidity to meet the Company's planned capital and operating requirements through the third quarter of 1999. If the Company's operations do not provide cash sufficient to fund its operations, and the Company seeks outside financing, there can be no assurance that the Company will be able to obtain such financing when needed, on acceptable terms, or at all. In addition, any future equity financing or convertible debt financing would cause the Company's stockholders to incur dilution in net tangible book value per share of Common Stock.

  Hiring and Retention of Key Personnel: Management Transition. The success of the Company depends on its ability to operate under new management that was retained in mid-1997, and to motivate and retain key employees and officers. There can be no assurance that the Company's new management team will be able to perform effectively, or that significant management turnover will not continue in the future. The Company has key man insurance policies in place in the face amount of $500,000 for both its Chief Executive Officer, R. Lance Hewitt, and its Chief Financial Officer, Stephen L. Brinkman.

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

  Competition. The Company's business continues to be dominated by several very large competitors which have significantly greater resources than the Company; such competitors can outspend the Company and negatively affect the Company's market share and results of operations.

  Dependence on Common Carriers. The Company continues to be dependent on common carriers to distribute its products. Any disruption in its distribution system or increase in the costs thereof could have a material adverse impact on the Company's business.

  Marketing and Sales Risks. The future success of the Company's efforts will depend on a number of factors, including whether grocery and club store chains will continue to expand the number of their individual stores offering the Company's products and whether allowances and other incentives will expand retail distribution. Expansion into new markets increases the risk of significant product returns resulting from the Company's supply of slower selling items to its customers. In addition, grocery and club store chains continually re-evaluate the products carried in their stores and no assurance can be given that the chains currently offering the Company's products will continue to do so in the future. Should these channels choose to reduce or eliminate products, the Company could experience a significant reduction in its product sales. As indicated previously, the Company remains dependent on the use of slotting allowances and other incentives to expand retail distribution. In order to reduce risk and maintain profitability, the Company has avoided expansion into new chains requiring such major expenditures.

  Year 2000. Many computer systems were written using two digits rather than four to define the applicable year. As a result, those computer programs have time sensitive software that recognizes a date using "00" as the year 1900 rather than the year 2000. This could cause a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

 The Company utilizes software vendors for its major computer
program applications.   The installation of a year 2000 compliant
version of the Company's financial, inventory, and production software is scheduled to be complete before fiscal year end 1998. The Company has also completed an assessment of its internal personal computer network, which is expected to be year 2000 compliant by the end of January 1999. Updating telephones, facsimile machines and labeling equipment for year 2000 is scheduled to be complete by mid-1999.

The Company does not believe that the cost of becoming year
2000 compliant will be in excess of $60,000. To date the Company has incurred minor expenses, primarily for assessment of the year 2000 issue, development of a modification plan, and preparation for the installation of a year 2000 compliant version if its financial, inventory, and production software.

The cost of the project and the dates on which the Company believes it will complete the year 2000 modifications are based on management's best estimates. However, there can be no guarantee that these estimates will be achieved. Failure to be year 2000 compliant in a timely fashion could have a material adverse effect on the Company's operations and financial condition.


                             PART II. OTHER INFORMATION

Item 1. Legal Proceedings

                None

Item 2. Changes in Securities

                None

Item 3. Defaults upon Senior Securities

                None

Item 4. Submission of Matters to a Vote of Security Holders

               (a) The Company's annual Stockholders' meeting  was
                   held July 21, 1998.

               (b) At the annual meeting the following matters were
                   approved:

                  (i) the election of the following seven directors to hold office for the ensuing year and until their successors are elected and qualified.


                         Votes For       Votes Against       Abstaining and
                                          or withheld      Broker non-votes
     R. Lance Hewitt     9,202,524            -0-               100,835
     Charles B. Bonner   9,202,294            -0-               101,065
     Daniel J. Gallery   9,202,294            -0-               101,065
     Floyd R. Hill       9,129,881            -0-               173,478
     Thomas E. Kees      9,202,524            -0-               100,835
     Van Tunstall        9,202,524            -0-               100,835
     James Wong          9,202,524            -0-               100,835

                  (ii) the appointment of  BDO Seidman, LLP as the independent public accountants for the year ending December 27, 1998 was approved with 9,246,072 votes in favor, 38,425 votes against or withheld, and 18,862 votes abstaining or broker non-votes.

Item 5. Other Information

        In February 1998, the Company entered into an agreement to sublease a portion of the Company's Salinas facility (4,649 sq. ft.) until August 1998. This sublease was extended to October 5, 1998 at which time the existing tenant vacated its space. Also in February 1998 the Company acquired the right to lease the remainder of the building's 1,365 square feet of office space occupied by another tenant. In June 1998 the Company entered into a sublease with that tenant which expired in August 1998. That tenant has also vacated the
premises.   By the end of 1998 the Company plans to occupy the
entire building, encompassing 43,680 square feet, as part of its plant capacity expansion.

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits. The exhibits listed in the accompanying index to Form 10-Q Exhibits are filed or incorporated by reference as part of this report.

        (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended September 27, 1998.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                MONTEREY PASTA COMPANY

Date:  November 4, 1998              By:             /s/ R. LANCE HEWITT
                                     -----------------------------------------
                                                  R. Lance Hewitt
                                       President and Chief Executive Officer

                                By:           /s/ STEPHEN L. BRINKMAN
                                     -----------------------------------------
                                                Stephen L. Brinkman
                                              Chief Financial Officer

                               INDEX TO EXHIBITS

Number                           Exhibit Title

3.1
Certificate of Incorporation dated August 1, 1996
(incorporated by reference from Exhibit B to the Company's 1996 Proxy)

3.2
Bylaws of the Company (incorporated by reference from Exhibit C to the 1996 Proxy)

4.1
Form of Warrant for purchase of the Company's Common
Stock, dated as of July 1, 1996 (incorporated by reference from Exhibit 4.5 filed with the Company's
1996 Form S-3)

4.2
Form of Registration Rights Agreement dated April 1996, among the Company, Spelman & Co., Inc. and investor (incorporated by reference from Exhibit 10.42 filed with the Company's Original March 31, 1996
Quarterly Report on Form 10-Q on May 1, 1996
("1996 Q-1 10-Q"))

4.3
Stockholder Rights Agreement dated as of May 15, 1996 between the Company and Corporate Stock Transfer, as rights agent (incorporated by reference from Item 2 of Form 8-A filed with the Securities and Exchange
Commission on May 28, 1996)

4.4
Amendment to Registration Rights Agreement dated as of April 20, 1997 among the Company, Spelman & Co.,
Inc. and investor, amending the Registration Rights
Agreement entered into as of April 1996 (incorporated by reference from Exhibit 4.9 filed with the Company's 1996 Form 10-K/A)

4.5
Registration Rights Agreement dated as of December 31,
1996 among the Company, Sentra Securities
Corporation and Investor (incorporated by reference from Exhibit 4.12 filed with the Company's 1996
Form 10-K/A)

4.6
Form of Warrant ("Sentra Warrant") for purchase of Company's Common Stock dated March 1997 issued in connection with the Company's March 1997 Private
Placement (incorporated by reference from Exhibit
4.13 filed with the Company's Pre-Effective
Amendment No. 1 to the Registration Statement on
Form S-3 filed on May 6, 1997 ("1997 Amendment
No. 1 to Form S-3))

4.7*
Stock Purchase Agreement between the Company and
Kenneth A. Steel, Jr. dated April 29, 1997
(incorporated by reference from Exhibit 4.14 filed with the 1997 Amendment No.1 to Form S-3)

10.1*
Second Amended and Restated 1993 Stock Option Plan (as amended on August 1, 1996) (incorporated by reference to Exhibit 10.1 filed with the Company's
1996 Form 10-K)

10.2*
1995 Employee Stock Purchase Plan (incorporated by reference from Exhibit 10.15 to the Company's 1994
Form 10-K)

10.3
Monterey County Production Facility Lease of the
Company, as amended (incorporated by reference from Exhibit 10.03 to the SB-2)

10.4
Amendment No. 1 dated February 1, 1995 and Amendment
No. 2 dated March 1, 1995 to Monterey County
Production Facility Lease of the Company
(incorporated by reference from Exhibit 10.6 filed with the 1995 Form 10-K)

10.5
Amendment No. 3 dated September 12, 1997, and
Amendment No. 4 dated February 6, 1998 to
Monterey County Production Facility Lease of the
Company

10.6
Trademark Registration -- MONTEREY PASTA
COMPANY, under Registration No. 1,664,278, registered on November 12, 1991 with the U.S. Patent and trademark Office (incorporated by reference from Exhibit 10.09 to the SB-2)

10.7
Trademark Registration -- MONTEREY PASTA
COMPANY, under Registration No. 1,943,602, registered on December 26, 1995 with the U.S. Patent and trademark Office (incorporated by reference from Exhibit 10.24 to the 1995 Form 10-K)

10.8
Trademark Registration -- MONTEREY PASTA
COMPANY and Design, under Registration No.
1,945,131, registered on January 2, 1996 with the U.S. Patent and trademark Office (incorporated by reference from Exhibit 10.25 to the 1995 Form 10-K)

10.9
Trademark Registration-- MONTEREY PASTA
COMPANY and Design, under Registration No.
1,951,624, registered on January 23, 1996 with the U.S. Patent and Trademark Office (incorporated by reference from Exhibit 10.26 to the 1995 Form 10-K)

10.10
Trademark Registration-- MONTEREY PASTA
COMPANY and Design, under Registration No.
1,953,489, registered on January 30, 1996 with the U.S. Patent and Trademark Office (incorporated by reference from Exhibit 10.27 to the 1995 Form 10-K)

10.11
Registration Rights Agreement dated as of June 15, 1995 with GFL Advantage Fund Limited, as amended on October 13 and 19, 1995, respectively (incorporated by reference from Exhibit 10.2 to the 1995 Q2 10-Q, and Exhibits 10.6 and 10.7 to the Company's S-3
Registration Statement No. 33-96684, filed on
December 12, 1995 ("1995 S-3"))

10.12*
The Company's 401(k) Plan, established to be effective as of January 1, 1996, adopted by the Board of Directors on June 7, 1996 (incorporated by reference from Exhibit 10.44 to the Company's Quarterly
Report on Form 10-Q on August 13, 1996 ("1996 Q-2
10-Q"))

10.13*
Directed Employee Benefit Trust Agreement dated June
17, 1996 between the Company and The Charles
Schwab Trust Company, as Trustee of the Company's
401(k) Plan  (incorporated by reference from Exhibit
10.45 to the 1996 Q2 10-Q)

10.14
Security and Loan Agreement (Accounts Receivable and/or Inventory) dated July 24, 1997 between the Company and Imperial Bank (incorporated by reference from Exhibit 10.47 of the Company's Pre-
Effective Amendment No. 3 to From S-3 filed on
October 14, 1997 ("1997 Amendment No. 3 to Form
S-3"))

10.15
Agreement Regarding Employment, Trade Secrets,
Inventions, and Competition dated May 26, 1997 with
Mr. R. Lance Hewitt (incorporated by reference from
Exhibit 10.48 of the 1997 Amendment No. 3 to Form S-3)

10.16
Employment Agreement dated August 25, 1997 with Mr.
Stephen L. Brinkman (incorporated by reference to
Exhibit 10.49, in the Company's September 28, 1997
Quarterly Report on Form 10-Q filed on November
10, 1998)

10.17
First Amendment to Security and Loan Agreement dated
July 24, 1997 between the Company and Imperial
Bank (incorporated by reference to Exhibit 10.50 in the Company's 1997 Form 10-K)

10.18
Second Amendment to Security and Loan Agreement dated July 24, 1997 between the Company and
       Imperial Bank

10.19
Security and Loan Agreement dated July 23, 1998 between the Company and Imperial Bank

10.20
Addendum to Security and Loan Agreement dated July 23,
1998 between the Company and Imperial Bank

27.1
Financial Data schedule


* Management contract or compensatory plan or arrangement covering executive officers or directors of Monterey Pasta Company and its former subsidiary, Upscale Food Outlets, Inc.