Form 10-K
period 1998-12-27
MONTEREY PASTA CO
filed 1999-03-17
CIK 913032

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[ X ] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 27, 1998 or

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

                              1528 MOFFETT STREET
                           SALINAS, CALIFORNIA 93905
                                 (831) 753-6262
    (Address, including zip code, and telephone number, including area code, of Registrant's principal executive offices)

                            ------------------------

        Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 par value

    Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

    The approximate aggregate market value of the voting stock held by non-affiliates of the issuer as of March 16, 1999 was $23,005,407. The number of shares outstanding of the issuer's common stock as of March 16, 1999, was 12,843,648.

================================================================================

                                     PART I

 ITEM 1.       BUSINESS

Introduction

        Monterey Pasta Company ("the Company") was incorporated in June 1989 as a producer and distributor of refrigerated gourmet pasta and sauces to restaurants and grocery stores in the Monterey, California area. The Company has since expanded its operations to provide its products to grocery and club stores throughout the United States. The Company's overall strategic plan is to enhance the value of the Monterey Pasta Company brand name by distributing its gourmet pasta products through multiple channels of distribution.

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

The Company currently offers 57 varieties of contemporary gourmet pasta and sauce products that are produced using the Company's proprietary recipes, including refrigerated cut pasta, ravioli,
tortellini, tortelloni and pasta sauces.   Examples of the Company's
pasta and pasta sauces include: Roasted Garlic Chicken Ravioli, Lobster Ravioli, Fire Roasted Vegetable Ravioli, Five Cheese Tortelloni, Roasted Garlic Artichoke Sauce, Pesto Sauce and Fresh Herb Alfredo sauces. In 1998 the Company introduced two new product lines: Restaurant Style (large) pastas and sauces, with nine pastas and three sauces; and Gourmet Meat Sauces with three sauces.

        The Company sells its pasta and sauces through leading grocery store chains including Albertson's, Safeway, Lucky Stores, Jewel, Giant Foods, Kroger and QFC; and warehouse club stores such as Costco Wholesale and Sam's Club (a division of Wal-Mart). As of December 27, 1998, approximately 3,460 grocery and club stores offered Monterey Pasta's products.

In 1998 the Company added a web site www.montereypasta.com to further support its brand by providing both consumer and investor information, and opened an on-line store offering Monterey Pasta products to the rapidly growing number of Internet shoppers. Shoppers can now order pastas and sauces for delivery within two days. In the future the Company plans to offer other non-food items as well as other food items for Internet purchase through its on-line store.

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

Industry Overview

        The Company believes that the U.S. retail market for refrigerated pasta is large and highly fragmented. Although refrigerated pasta products are not new, fresh pasta and pasta sauce were essentially created as a national specialty food category in 1986 when Nestle Fresh Foods Co., a division of Nestle S.A. ("Nestle"), introduced its Contadina? brand of fresh pasta. In 1990, Kraft General Foods, Inc., a division of Philip Morris ("Kraft"), unveiled its DiGiorno? brand of fresh pasta nationally.

The Company believes that the growth in the fresh pasta category has been aided by several factors including heavy advertising and promotion by Nestle and Kraft, the changing consumer preference for freshly prepared healthy foods, and increasing consumer demand for convenient, quick meal solutions. The Company is further encouraged by industry research reports, which show that spending on gourmet, specialty foods by consumers in the Company's target market appears to be growing.

        No assurance can be given that the refrigerated pasta and sauce industry will expand further. Nor can there be any assurance that current trends in healthy eating, perception of fresh pasta and pasta sauce as a healthy eating alternative, consumer demand for meal solutions, or consumer spending levels in the specialty food category will continue in the future. Additionally, as the Company expands into different geographic regions, it may encounter different consumer perceptions, attitudes and behavior. This may adversely impact the Company's marketing and expansion strategy and cause it to incur greater expenses in the promotion of its products.

Strategy

        Monterey Pasta's objective is to become the leading national supplier of refrigerated gourmet pasta and pasta sauces through distribution of its products to grocery and club stores. The key elements of the Company's strategy include the following:

- Create brand awareness by communicating to the consumer that Monterey Pasta Company provides a healthful and nutritious line of products and promote repeat business by reinforcing positive experiences with the Company's products.

- Introduce new products on a timely basis to maintain customer interest and to respond to changing consumer tastes. In order to maximize its margins, the Company will focus its efforts on those new products that can be manufactured and distributed out of its Salinas, California facility and will supplement its existing line of cut pasta, ravioli, tortelloni, tortellini, and sauces.

- Use the Company's Internet presence to create awareness of, and make available, Monterey Pasta products in areas in which they are not currently available, and to support Company's existing retail and club store accounts.

- Reduce operating costs through continual evaluation of administrative and production staffing and procedures. The Company will consider additional capital improvements at its manufacturing facility in order to increase production efficiencies and capacities, and to reduce the Company's cost of goods.

- Expand market share through same-store revenue growth, addition of new grocery and club store chains, geographic diversification, and product line expansion, including creation of additional meal occasions using Monterey Pasta products.

- Consider the acquisition of other compatible companies to expand retail distribution, or the range of product offerings, or to accomplish other synergies where the acquisition will create long-term stockholder value.

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

        The success of the Company's acquisition strategy is dependent upon its ability to generate cash from current operations, attract new capital, find suitable acquisition candidates, and successfully integrate new businesses and operations. There is no assurance that acquisitions can be financed from current cash flow, and, if not, that outside sources of capital will be available to supplement internally-generated funds. There is no assurance that management can successfully select suitable acquisition candidates and that these new businesses can be successfully integrated to create long term stockholder value.

Products

    The Company produces and markets the following gourmet refrigerated cut pasta, ravioli, tortelloni, tortellini and pasta sauces under the Monterey Pasta Company product name:


                                                            Year
                                                         Introduced
                                                         -----------
Cut Pasta:
-------------------------------------------------------
  Egg Fettuccine.......................................        1989
  Egg Linguine.........................................        1989
  Garlic Basil Fettuccine..............................        1989
  Sweet Red Pepper Fettuccine..........................        1989
  Angel Hair...........................................        1989

Ravioli:
-------------------------------------------------------
  Garlic Basil/Cheese..................................        1989
  Spinach and Cheese...................................        1989
  Gorgonzola Roasted Walnut............................        1989
  Smoked Monterey Jack/Cilantro........................        1992
  Smoked Salmon........................................        1992
  Snow Crab............................................        1993
  Vermont Cheddar/Roasted Garlic.......................        1994
  Chicken Tarragon.....................................        1996
  Low Fat Cheese.......................................        1996
  Roasted Garlic Chicken...............................        1996
  Lobster..............................................        1997
  Fire Roasted Vegetable...............................        1997
  Restaurant Style Artichoke and Cheese................        1998
  Restaurant Style Chicken Piccata.....................        1998
  Restaurant Style Gorgonzola Cheese...................        1998
  Restaurant Style Snow Crab...........................        1998
  Restaurant Style Roasted Garlic......................        1998
  Restaurant Style Herb and Cheese.....................        1998
  Restaurant Style Spinach Ricotta.....................        1998
  Restaurant Style Shrimp Scampi.......................        1998

Tortelloni:
-------------------------------------------------------
  Spinach Mushroom.....................................        1994
  Sundried Tomato and Asiago Cheese....................        1994
  Five Cheese..........................................        1996
  Restaurant Style Pesto Sausage.......................        1998
  Restaurant Style Rainbow Five Cheese.................        1998

Tortellini:
-------------------------------------------------------
  Garlic Basil Cheese..................................        1996

Sauces:
-------------------------------------------------------
  Sweet Tomato Basil...................................        1989
  Pesto................................................        1989
  Sundried Tomato Cream................................        1991
  Fresh Herb Alfredo...................................        1993
  Roasted Garlic Artichoke.............................        1995
  Thick and Chunky Tomato Basil........................        1996
  Restaurant Style Roasted Garlic and Parmesan.........        1998
  Restaurant Style Basil Cream Sauce with Artichokes...        1998
  Restaurant Style Pesto Sauce with Garlic and Basil...        1998

Gourmet Meat Sauces:
-------------------------------------------------------
  Sun Dried Tomato Sausage.............................        1998
  Italian Sausage .....................................        1998
  Homestyle Pasta Sauce with 100% Ground Beef..........        1998

------------------

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

        The Company's refrigerated cut pasta, ravioli, tortelloni, tortellini and pasta sauces are packaged in clear lightweight containers which reveal the fresh appearance of its products. Monterey Pasta presents its products with a colorful logo, distinctive packaging styles, ingredient information and cooking instructions to communicate the gourmet, fresh and healthful qualities of its pasta and pasta sauces. Its new Restaurant Style and Gourmet Meat Sauce product lines feature new packaging designed to maximize shelf impact and generate increased consumer interest in the products.

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

        Production

        The Company produces its refrigerated pasta products in a Monterey County, California facility which, in 1995, was expanded to 37,666 square feet from its initial configuration of 10,000 square feet. It is strategically located in one of the largest produce-growing regions in the United States and is near several major vendors and food service distributors. The expanded facility is certified by the United States Department of Agriculture (USDA) and utilizes state of the art thermal processing, chilling and packaging processes. As part of an addition to the existing lease, the Company added 6,014 square feet during 1998 (See "Properties" on page 9). The space will materially improve the efficiency, flexibility, and capacity of the existing layout.

        The current facility is staffed by approximately 165 employees, including plant management, a purchasing agent, quality control, accounting personnel, sales staff, drivers, and production line workers. Refrigerated pasta is manufactured at the facility using high quality ingredients such as Extra Fancy Durham wheat, whole eggs or egg whites, fresh herbs and IQF (Individually Quick Frozen) herbs and spices, and local cheeses and milk products. The ingredients are mixed in accordance with the Company's proprietary recipes. After filling with fresh and unusual fillings such as snow crab, lobster, and Vermont cheddar cheese, the ravioli and tortellini products receive a prescribed thermal process (pasteurization) to insure product safety and to preserve flavor, quality and shelf life. The product is then chilled immediately and packaged in controlled atmosphere trays. Pasta sauces are mixed and processed in individual batches in accordance with the Company's proprietary processes and recipes and then directly packed and sealed in plastic containers. After preparation, processing, chilling and packaging, all pasta and sauces are kept in cold storage to preserve quality and shelf life.

        The Company continuously reviews a variety of capital projects for the production department and in the past two years has spent $1.5 million on capital improvements. With the addition of a third tortelloni line in the summer of 1998, the Company maintains adequate production capacity to accommodate the forecasted growth of its current product line over the next two to three years. The Company currently has plans to increase its refrigeration space by over 100 percent because of capacity and efficiency needs by leasing space at a nearby facility. A new pack line will also be added during 1999 to provide for expansion capability and improve packaging efficiency. The future addition of assets will be evaluated for increased efficiency, flexibility and need.

 Distribution

        The Company's success depends upon an effective system of
distribution for its products.   In Northern California the Company
maintains three direct store delivery ("DSD") routes to deliver its products to approximately 140 stores. The Company also delivers product direct to warehouses for Safeway, its largest Northern California customer. To distribute its products to other customers and parts of the country (over 90% of its business), the Company uses common carriers. The dependence on other companies for delivery of its products poses a risk to the Company. While this method of delivery has been reliable and available at acceptable rates thus far, there can be no assurance that the Company will continue to be able to negotiate acceptable freight rates in the future and that delivery will not be disrupted for reasons including, but not limited to, adverse weather, natural disasters or labor disputes in the trucking industry.

Grocery Chain and Club Store Sales

    Monterey Pasta sells its refrigerated pasta and pasta sauces to chain grocery and club stores.


                                Number of Stores Carrying
                                 Monterey Pasta Products
                            --------------------------------
                               1996       1997       1998

Retail Grocery Stores...        3,400      2,600      2,950
Club Stores.............          200        500        510
                            ---------- ---------- ----------
  Total.................        3,600      3,100      3,460
                            ========== ========== ==========

------------------

        For the years 1996, 1997 and 1998, Costco accounted for 41%, 50% and 46% of total net revenues, while Sam's Club stores accounted for 12% of 1997 net revenues and 33% of 1998 net revenues. The Company currently sells its products to six separate Costco regions which make purchasing decisions independently of one another. These regions re-evaluate, on a regular basis, the products carried in their stores. There can be no assurance that these Costco regions will continue to offer Monterey Pasta products in the future or continue to allocate Monterey Pasta the same amount of shelf space. The Company currently has a one-year agreement, which expires 12/31/99, to supply its products to approximately 330 Sam's Club Stores which feature expanded delis. Purchasing decisions are made at the company headquarters with input from the store level. While the Company is in the third year of its relationship with Sam's, there can be no assurance that Sam's Club Stores will continue to carry its products. The loss of either of these major customers could materially adversely affect the Company's business operations.

        In 1998, the average grocery store carried 10 individual Monterey Pasta products, or Stock Keeping Units ("SKUs"), and the average club store carried 11 SKUs.
operations.

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

 Competition

        The Company's business is subject to significant competition. The fresh pasta and pasta sauce industry is highly competitive and is dominated by a two very large multinational companies, Nestle, with its
Contadina? brand, and Kraft, with its DiGiorno? brand.   There are also
a number of smaller regional competitors, such as Mallards (recently acquired by Tyson), Romance, and Trios, (now owned by ConAgra). Multinational competitors have significantly more brand name recognition, marketing personnel, and cash resources than the Company. Moreover, competition for shelf space in grocery stores is intense and poses great difficulty for smaller food companies.

        To date, the Company has benefited from the marketing efforts of Nestle and Kraft. These companies have committed significant financial resources towards advertisement, promotion and development of the fresh pasta and pasta sauce industry, which have contributed to the rapid expansion of this market and to the increased consumer attention to the refrigerated pasta and sauce category. No assurance, however, can be given that these large companies will continue to expend such resources in the future or that the Company will continue to enjoy such benefits. In the future, the Company may be required to incur significantly greater expenses for promotion, advertisement and marketing, which could adversely affect profitability. There can be no assurance that the Company will be able to commit funds to promotion, advertisement and marketing while operating profitably.

        Competitive factors in the refrigerated pasta and sauce industry include brand awareness, product quality and taste, healthfulness, price and availability of grocery and club store shelf space. The Company's suggested retail prices are slightly higher than its competitors' prices to emphasize the premium quality of its product line. The Company believes the excellent quality, taste and healthfulness of its products are superior to that of its competitors, although its brand name recognition and access to grocery shelf space is significantly less than many of its competitors. The Company also believes that the quality of its products and the variety of its product line, which focuses on contemporary California cuisine, provide a competitive advantage over many companies who market traditional Italian-style pasta and sauce products.

 Management

        Information relating to directors and executive officers of the Company is set forth in Part III of this report.

 Management Information Systems

        The Company purchased a new integrated management information system in 1996 with the objective to implement an electronic link between the Company's retail sales operations, production facilities and the corporate offices. The Expandable MRP system ("Expandable") is central to the Company's efforts to automate, centralize and streamline many of the Company's key functions including accounting and finance,
human resources, and production and inventory control.           During the
fall of 1998 the Company successfully installed a new version of Expandable to ensure compliance with year 2000 needs.

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

 Employees

        As of December 27, 1998, the Company employed a total of 165 persons, including 27 administrative personnel, 6 sales personnel, 4 drivers, and 128 production personnel. None of the Company's employees are represented by a labor union and the Company believes its relations with its employees are good.

 Trademarks and Service Marks

        The Company has registered the "Monterey Pasta Company" name and "postage stamp" logo design with the United States Patent and Trademark Office. There can be no assurance that competitors will not adopt similar names or logo designs outside the protection of the Company's trademark registration.

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

        Effective February 6, 1998, the Company leased an additional 4,649 sq. ft. in the same building it now occupies in Monterey County, California, bringing the total square footage leased to 42,315 pursuant to a lease which expires in 2004 with two ten year options for renewal. The additional space was used to increase the efficiency of the production and storage areas. In June of 1998, the Company leased an additional 1,365 sq. ft. in the same building, pursuant to the same lease expiration. The new area will be used for office space. The total square footage now leased by the Company is 43,680, or approximately one acre of building space, and comprises the entire building. Company management believes that the properties/facilities are suitable and adequate for the Company's needs.

        The Company currently leases two outside warehouse facilities in Salinas, California within a one-mile radius of its production facility. One, comprised of 4,800 square feet, is used to store excess coolers and display racks, packaging materials and company records, and is a month-
to-month lease.   The second, entered into with a public warehouse
concern, is for refrigerated storage and varies in usage based on volume of finished product stored. The annual term is for three years beginning March 1, 1999. Cancellation is based on a 60 day notice provision in the event of a transfer of control involving the Company with no buyout clause, a 900,000 case annual minimum, and annual price reviews.

 ITEM 3.        LEGAL PROCEEDINGS
        There are no material pending legal proceedings, other than ordinary, routine litigation incidental to the Company's business, to which the Company is a party or to which any of its property is subject. (The Company's former subsidiary, Upscale Food Outlets ("UFO"), has been a defendant in several lawsuits alleging breach of payment in vendor related matters. As noted above, the Company sold UFO in 1996, and the new owner assumed all current and future liabilities associated with that business. Although there can be no assurance given as the results of such legal proceedings, based upon information currently available, management does not believe these proceedings will have a material adverse effect on the financial position, cash flows, or results of operations of the Company.)

 ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY
HOLDERS

        No matters were submitted to vote during the fourth quarter of 1998.

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


                         High        Low
                       ---------  ---------
Fiscal year 1997:
  First quarter......   $  2 7/8   $  1 5/8
  Second quarter.....      2 3/4      1 5/8
  Third quarter......      2 3/8     1 7/16
  Fourth quarter.....     2 3/16        3/4

Fiscal year 1998:
  First quarter......   $  1 3/4   $  1 1/8
  Second quarter.....      1 1/2     1 1/16
  Third quarter......     1 9/16     1 1/16
  Fourth quarter.....    1 13/16       1

------------------

    As of March 1, 1999, there were 316 stockholders of record of the Common Stock and approximately 4,000 investors with shares in street name.

 Dividend Policy

        The Company has not paid any cash dividends to Common stockholders. The Company intends to retain future earnings in its business and does not anticipate paying cash dividends on the outstanding Common stock in the near future.

ITEM 6.       SELECTED FINANCIAL DATA

    The following table sets forth selected consolidated financial data for the Company. These data should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Form 10-K.

                                                                      Years Ended
                                             ----------------------------------------------------------------
                                                 1994         1995         1996         1997         1998
                                             ------------ ------------ ------------ ------------ ------------
                                             (dollar amounts in thousands except per share data)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
--------------------------------------------
Net revenues from continuing operations......     $9,738      $18,716      $24,492      $23,447      $26,217
Income (loss) from continuing operations ....    ($1,261)     ($1,297)     ($8,453)        $474       $2,037
Income (loss) from discontinued operations...    ($1,772)    ($21,279)        $220          $37         --
Net income (loss) per common share...........     ($0.57)      ($3.50)      ($1.13)       $0.02        $0.16
Weighted average common and common
  equivalent shares outstanding .............  5,303,811    6,440,198    8,276,608   10,458,451   12,979,055

CONSOLIDATED BALANCE SHEET DATA:
--------------------------------------------
Working capital (deficit)....................     $4,719         $597        ($377)      $2,444       $1,601
Total assets.................................    $22,117      $11,691      $10,789      $11,029      $10,835
Total debt and capital lease obligations.....       $127       $3,958       $1,635       $1,797       $2,277
Stockholders' equity.........................    $20,397       $2,405       $5,085       $7,360       $6,709

------------------

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

        The Company's distribution of pasta and pasta sauces to grocery and club stores increased from approximately 25 stores as of December 1989, to approximately 4,300 by December 1995, declined to approximately 3,100 as of December 28, 1997 and increased, once again, to
approximately 3,460 stores by December 27, 1988.   During 1994, 1995 and
1996, significant costs were incurred to promote the expansion that occurred, including product demonstration, advertising, warehousing, and distribution costs and the hiring of additional personnel. In 1997, the focus was changed to developing a profitable distribution base. Hence, the reduction in store totals, and the return to profitability. During 1998 the Company added profitable retail and club distribution and expects to continue that trend in 1999.

        The success of the Company's efforts to increase revenue will depend on three key factors: (1) whether grocery and club store chains will continue to increase the number of their stores offering the Company's products, (2) whether the Company can continue to increase the number of grocery and club store chains offering its products, and (3) continued introduction of new products that meet consumer acceptance. Grocery and club store chains continually re-evaluate the products carried in their stores, and no assurances can be given that the chains currently offering the Company's products will continue to do so in the future or that such chains will not reduce the number of stores carrying the Company's products.

        The Company believes that access to substantially greater capital resources, coupled with continued reduction of its administrative and production costs as a percent of sales revenue, will be key requirements in the Company's efforts to enhance its competitive position and increase its market penetration. In order to support its expansion program, the Company has developed, and is continuing to develop new products for consumers and revised advertising and promotional activities for its retail grocery and club store accounts. There can be no assurance that the Company will be able to increase its net revenues from grocery and club stores. Because the Company will continue to make expenditures associated with the expansion of its business, the Company's results of operations may be affected.

 Continuing Operations for 1996, 1997 and 1998

        Net revenues from continuing operations were $24,492,000, $23,447,000, and $26,217,000 for 1996, 1997 and 1998, respectively, reflecting an annual decrease in sales of 4% for 1997, when compared to 1996, and a 12% increase for 1998 when compared to 1997. The decline in sales in 1997 reflected the elimination of unprofitable chains and Direct Store Delivery accounts. The 1998 increase resulted from an increased number of stores to approximately 3,460 individual grocery and club stores by year-end of 1998, compared to approximately 3,100 at year end 1997.

        The 6% gross margin increase from 35% in 1996 to 41% in 1997 was due mainly to reduced sales discounts and allowances through better controls and elimination of unprofitable accounts. Gross margin stabilized at 41% in 1998.

        Selling, general and administrative expenses decreased to
$8,311,000, down $413,000 or 5% in 1998 from $8,724,000 in 1997.   The
1998 expense level reflects a two-year decline of $7,927,000 from the 1996 level, or a 49% decrease. Included in 1996's spending was over $8 million specifically for sales and marketing, including incremental headcount and promotional expenses deemed necessary, at that time, to expand the business base. Additionally, selling costs were high as a result of the Company's efforts to obtain new customers and enter new geographic markets. The 1996 increases were also attributable to expansion of the Company's infrastructure, including increased administrative and management salaries, recruiting and training, and facilities costs. This trend was reversed in 1997 as a result of redefined marketing focus, and facilities consolidation from San Francisco to Salinas, with reduced headcount and related overhead expenses implemented in late 1996 and early 1997. Further decreases in administrative costs continued during 1998 with a $1.1 million reduction in professional fees, public reporting expense, insurance costs, and other administrative expenses, partially offset by increased expenses in the sales and marketing area related to new customers and stores. Management believes the current level of SG&A expenses is consistent with efficient operations, and additional expenses in future periods, mainly in the sales and marketing area, will be directly associated with increased levels of sales.

        Depreciation and amortization expense increased to $999,000, or 4% of net revenues in 1998, compared to $961,000 or 4% of net revenues in 1997, and $919,000 or 4% in 1996. These increases over the past two years relate primarily to capital expenditures in the Salinas, California production facility. The Company anticipates further increases in depreciation and amortization in future periods as additional equipment is purchased and placed in service.

        Net interest expense of $250,000 was recognized in 1998 compared to net interest expense of $211,000 in 1997 and $431,000 in 1996 (which included $173,000 for guaranteed discount on convertible debt). Cash raised by the March, 1997 private placement helped reduce interest
expense in 1997.    The 1998 increase was the result of the funds
borrowed to repurchase common stock from Clearwater Fund IV LLC in March.

  Results of Discontinued Operations for 1996

        Net revenues from discontinued operations for 1996 were $1,796,000 prior to the sale of former subsidiary Upscale Food Outlets, ("UFO"). Operating losses from discontinued operations were $839,999 for 1996 (prior to sale of UFO). The 1996 losses from business disposition and phaseout were charged directly to the reserves established during 1995, as were other expenditures related to the restaurant and franchising operations. During 1996, the reserves were also reduced by $220,000 to reflect adjustments of estimates to the actual Company expenditures. Remaining reserves of $388,000 at the end of 1996, less a recovery of $37,000, were utilized during 1997.

 Liquidity and Capital Resources

        During the twelve months ended December 27, 1998, $3,057,000 of cash was provided by the Company's operations, compared to $1,026,000 used in 1997. The improvement in 1998 related to an increase in net cash income (net income plus depreciation and amortization) from continuing operations of $1,601,000 and an improvement in working capital accounts, specifically accounts receivable, prepaid expenses and accounts payable, partially offset by an increase in inventory.

        In December 1995, the Company obtained a $3,000,000 credit facility from a commercial lending institution. The proceeds from such financing were used for sales and marketing expenses, working capital, and capital investment. This facility was renegotiated with another bank in July 1997 to avail the Company of lower interest rates. It was increased to $4,000,000 in March, 1998 to allow for a stock repurchase of 2,365,066 shares of Common from Clearwater Fund IV LLC for a total purchase price of $2,690,000 or $1.1375 per share, resulting in a 15.6% reduction in shares outstanding. In July 1998 the credit facility was renewed for another year with lower interest rates on the term note and the receivables and inventory line, as well as no loan fees (See Note 4 to the financial statements).

 A total of $2,741,000 in cash was used in 1998 in connection with the stock repurchase referred to above, including costs associated with the transaction. In addition, $1,042,000 in cash was used to purchase property, equipment, and intangible assets in 1998, compared to $481,000 in 1997. The Company plans to make additional capital expenditures in 1999 to expand production capability and improve packaging efficiency by adding a new pack line. The Company expects the new line will cost approximately $310,000. Additional projects are planned with a total expected outlay of approximately $700,000. All capital expenditures are expected to be funded with cash flow from operations.

 In addition, in March of 1999 the Company purchased the operating assets and inventory of Frescala Foods, Inc. ("Frescala") for a consideration of $1,345,000 in cash and 300,000 options with immediate vesting to purchase shares of the company's common stock (see Notes 4 and 17). The options have an approximate fair market value of $145,000, an exercise price of $2.33 per share, and a three-year expiration. Additionally, Frescala owners could receive an earn-out based upon Frescala sales above a predetermined level. The earn-out will be calculated during the first year of combined operations. Funding for the transaction will come from a new $750,000 two-year term note, use of existing accounts receivable and inventory line, and cash flow from operations.

        Management believes that the Company's credit facility and cash generated from continuing operations will provide adequate funding to meet its needs for normal operations through 1999.

 Sales and Marketing

        The Company's sales and marketing strategy targets sustainable growth. Its focus is on increasing sales through expansion of its club store and retail grocery business, increasing its distribution through the rapidly growing number of natural and organic food retailers, and the introduction of innovative new products designed to meet consumer needs.

        Expansion of the Company's club store business continued in 1998 with the addition of Costco Wholesale's Northwest and Midwest Divisions with 44 total warehouses, and introduction of the Company's products into Costco's Los Angeles Division. Distribution of the Company's products continues to grow with the national expansion of Sam's Club. Monterey Pasta's products are now found in over 380 Sam's Club locations.

        During 1998 the Company's retail grocery distribution increased significantly with the addition of over 300 stores in the Seattle and Portland divisions of Safeway, the addition of 40 stores in Kroger's Louisville division, and the introduction of the Company's products into the Chicago market in over 20 Jewel locations.

        Monterey Pasta's products are made with no preservatives or artificial ingredients. Capitalizing on this strength, the Company continues to pursue increased distribution through natural and organic food retailers, whose growth has exceeded 20% in recent years. The Company estimates there are 450 potential natural and organic retail grocery stores available, which are potential markets for its products.

        To fulfill its objective of introducing innovative new products, in 1998 the Company introduced its new line of Restaurant Style pastas and sauces, which feature the largest ravioli currently available to the fresh grocery consumer. Offerings in the line include Artichoke and Cheese Ravioli, Chicken Piccata Ravioli, Gorgonzola Cheese Ravioli, Snow Crab Ravioli, Roasted Garlic, Herb and Cheese Ravioli, Shrimp Scampi Ravioli, Spinach Ricotta Ravioli, Pesto Sausage Tortelloni, Rainbow Five Cheese Tortelloni, Roasted Garlic & Parmesan Sauce, Basil Cream Sauce with Artichokes and Pesto Sauce with Garlic and Basil.

        Also in 1998, the Company introduced a new line of Gourmet Meat Sauces, which are the first refrigerated, fresh meat sauces widely available in the marketplace. Varieties in the line are Italian Sausage Sauce, Sun Dried Tomato Sausage Sauce, and Homestyle Pasta Sauce made with 100% Ground Beef.

 Cost Reductions

        The Company significantly reduced its total corporate and plant administrative headcount and costs on a going-forward basis as part of the plan adopted in the fourth quarter of 1996 in order to return to profitable operations and optimize financial performance. In January 1997, the Company relocated its corporate headquarters from San Francisco, California to its manufacturing facility in Salinas, California. This move resulted in a substantial reduction of future corporate and overhead costs, beginning in the second quarter of 1997.

        Also in 1997, the Company significantly reduced the scope of its advertising and media campaigns. The Company will continue with those promotional activities, such as in-store demonstrations, that it considers effective and consistent with its ongoing sales objectives.
In this light, the Company's slotting fees from club stores and grocery chains for shelf space allocations, for example, declined significantly starting in the fourth quarter of 1996. Total 1997 selling, general and administrative expenses declined to $8,723,000, a $7.5 million decrease compared to 1996. In 1998 the Company increased its sales and marketing expenditures by $683,000 to $6,718,000, a level more consistent with sustained growth. This increase was offset by an $821,000 decrease in professional fees and insurance expense, and overall SG&A expenses were reduced once again, by $412,000, to $8,311,000. Management believes the current level of SG&A expenses is consistent with efficient operations, and additional expenses in future periods, mainly in the sales and marketing area, will be directly associated with increased levels of sales.

        In an effort to sustain its commitment to reduce cost of production, the Company will continue to invest in a variety of machinery and equipment and leasehold improvements in retooling its Salinas production facilities. The Company has spent approximately $1.4 million over the past two years in equipment and facilities improvements.

 Major Customers

        Two of the Company's retail customers, Costco and Sam's, accounted for 46% and 33%, respectively of the Company's sales for the twelve months ended December 27, 1998. No other customer accounted for greater than 10% of net revenues for the period.

 Business Risks

        Certain characteristics and dynamics of the Company's business and of financial markets generally create risks to the Company's long-term success and to predictable quarterly results. These risks include:

- Recent Operating Losses: No Assurance of Continued Profitability. In the second quarter of 1994, the Company reported its first
operating loss from continuing operations.   Subsequent to that
quarter the Company incurred losses through the first quarter of 1997, after which it regained profitability, which has continued for
seven consecutive quarters.   At December 27, 1998, the Company had
an accumulated deficit of $32,680,000. There can be no assurance that the Company will maintain its recent profitability in the long term.

- Dependence on Major Customers-Need to Diversify Distribution. During 1998, two customers accounted for 46%, and 33%, respectively, of the Company's total revenues. Loss of either of these customers, Costco or Sam's Club Stores, would have a material adverse effect on the Company. The Company is seeking to diversify its distribution channels by adding additional grocery and club store chains as customers. Failure to diversify its customer base could have a material adverse effect on the Company's future growth and profitability.

- Liquidity:  Need for Additional Capital.   Management believes that
its operations and existing bank lines of credit will provide adequate liquidity to meet the Company's planned capital and operating requirements for normal operations through 1999. If the Company's operations do not provide cash sufficient to fund its operations, and the Company seeks outside financing, there can be no assurance that the Company will be able to obtain such financing when needed, on acceptable terms, or at all. In addition, any future equity financing or convertible debt financing would cause the Company's stockholders to incur dilution in net tangible book value per share of Common Stock.

- Hiring and Retention of Key Personnel: Management Transition. The success of the Company depends on its ability to operate under new management that was retained in mid-1997, and to motivate and retain key employees and officers. There can be no assurance that the Company's new management team will be able to perform effectively, or that significant management turnover will not continue in the future. The Company has key man insurance policies in place in the face amount of $500,000 for its Chief Executive Officer, R. Lance Hewitt, and its Chief Financial Officer, Stephen L. Brinkman.

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

- Dependence on Common Carriers. The Company continues to be dependent on common carriers to distribute its products. Any disruption in its distribution system or increase in the costs thereof could have a material adverse impact on the Company's business.

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

- Year 2000. Many computer systems were written using two digits rather than four to define the applicable year. As a result, those computer programs have time sensitive software that recognizes a date using "00" as the year 1900 rather than the year 2000. This could cause a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

The Company utilizes software vendors for its major computer program
applications.   The Company has a task force in place to address
"Year 2000" issues and installation of a year 2000 compliant version of the Company's financial, inventory, and production software was completed in November, 1998. The Company has also completed an assessment of its internal personal computer network, which is expected to be year 2000 compliant by the end of March 1999. Updating telephones, facsimile machines and labeling equipment for year 2000 is scheduled to be complete by mid-1999.

In addition, the Company has been in contact with its suppliers and other third parties to determine the extent, which they may be vulnerable to year 2000 issues. As this assessment continues, matters may come to the Company's attention, which could give rise to the need for remedial measures, which have not yet been identified. The Company cannot currently predict the potential effect of third parties "year 2000" issues on its business. It is expected that assessment, remediation and contingency planning activities will be on-going throughout 1999, with the goal of appropriately resolving all material internal systems and third party issues. The Company intends to utilize both internal and external resources to reprogram, replace and test the systems for the year 2000 modifications.

The Company does not believe that the cost of becoming year 2000 compliant will be in excess of $70,000. To date the Company has incurred minor expenses, primarily for assessment of the year 2000 issue, development of a modification plan, and for the installation of a year 2000 compliant version of its financial, inventory, and production software.

The cost of the project and the dates on which the Company believes it will complete the year 2000 modifications are based on management's best estimates. However, there can be no guarantee that these estimates will be achieved. Failure to be year 2000 compliant in a timely fashion could have a material adverse effect on the Company's operations and financial condition.

Recently Issued Accounting Standards

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

        In June 1998, the Financial Accounting Standards Board issued SFAS 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings' effect of the hedged forecast transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS 133 is effective for all fiscal quarters beginning after June 15, 1999. Historically the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of this new standard to affect its financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial statements and supplementary data of the Company required by this item are set forth at the pages indicated at Item 14(a).

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE

        None

                                     PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    As of March 16, 1999, the directors, executive officers, and other significant employees of the Company are as follows:

Directors and Executive Officers:

             Name               Age
------------------------------ ----- ------------------------------------------
Charles B. Bonner...........     57  Director
Thomas E. Kees..............     48  Director
R. Lance Hewitt.............     59  Chief Executive Officer, President and
                                     Director
Floyd R. Hill...............     55  Director
Van Tunstall................     52  Director
James Wong..................     52  Director
Stephen L. Brinkman.........     51  Chief Financial Officer and Corporate
                                     Secretary
Other Significant Employees:

             Name               Age                   Position
------------------------------ ----- ------------------------------------------
Lynn Port...................     54  Plant Controller
Roy G. Scotton..............     39  Director-Logistics and Human
                                     Resources
Peter F. Klein..............     39  Plant Manager
Ron Hendershott.............     48  Director-Quality Assurance and Tech.
                                     Svcs.
Don Anspaugh................     33  Sales Manager-Mid Central Region
Clifford Farmer.............     43  Natural Foods/DSD Sales Manager
Lisa Player.................     39  Sales Manager-East
Joseph Stirlacci............     39  Sales Manager-West

        Normally each director is elected for a period of one year and serves until his or her successor is duly elected by the stockholders. Directors may be elected by the Board to fill a vacancy between annual stockholder meeting elections.

        The principal occupations of each director and executive officer of the Company, for at least the past five years, are as follows:

        Charles B. Bonner, Director. Mr. Bonner served as a Director of the Company from 1993 through January 1995, and was reappointed as a Director effective September, 1995. Mr. Bonner is President of Pacific Resources, Inc., a mergers and acquisitions advisory firm, a position he has held since September 1989. Mr. Bonner also serves as a director for the following entities: Organic Food Products, Everything Metal Imaginable, Inc., and Daystar Funds, L.P.

        R. Lance Hewitt, President, Chief Executive Officer and Director. Mr. Hewitt joined the Company in June, 1997 as President and Director.
He was named Chief Executive Officer in August, 1997. Mr. Hewitt was most recently President of Carriage House Fruit Company from 1995 to 1997. He was Chief Operating Officer of Ingro Mexican Foods from 1988 to 1995. Hewitt also served as Vice President of Marketing and Sales for the Lawry's Foods division of Thomas J. Lipton, Inc., a subsidiary of Unilever, and spent fifteen years with McCormick Schilling, Inc. in various executive capacities.

        Floyd R. Hill, Director. Mr. Hill co-founded the Company in 1989, served as its Secretary/Treasurer and Chief Executive Officer until 1993, and served as a Director of the Company from 1989 until 1994. Mr. Hill became a Director again in January, 1995. He also served as the Senior Vice President of Production from August 1993 until November
1995. From 1969 until 1991, Mr. Hill was employed by Eli Lilly & Co. in various marketing and product development positions. Mr. Hill joined Organic Food Products in November 1995 as Chief Operating Officer, and was promoted the Chief Executive Officer in December, 1995, a position he held until April, 1998. He is currently serving as an independent consultant to Organic Food Products and is the owner and operator of a motel in Tombstone, Arizona.

        Thomas E. Kees, Director. Mr. Kees has served as President, Chief Executive Officer, and Chairman of Legacy Brands, Inc. since September 1, 1995. Legacy is a licensing and marketing company for highly recognized food products such as Mrs. Field's frozen desserts, Gumby food and beverage items and Mattel's Extreme Dinosaurs. From 1994 to 1995 he was the Senior Vice President of Retail Development at A.C. Nielsen where he founded and chaired the Nielsen Retail Advisory Board. Mr. Kees served as Executive Vice President of Raley's Supermarkets and Drug Centers, a regional sales operator of 85 Stores in Northern California and Nevada, from 1992 to 1994.

        Van Tunstall, Director. Mr. Tunstall was elected to the Board of Directors in February 1997. He has been an independent consultant with a variety of companies since 1997. Mr. Tunstall was a senior executive with Gilroy Foods, Inc., an international manufacturer of various food product ingredients, from 1977 to 1995. He served as President and
Chairman of the Board from 1991 through 1995.   Previously, Mr. Tunstall
held various positions with McCormick & Company, Inc.

        James Wong, Director. Mr. Wong was elected to the Board of Directors in March 1997. He serves as Chairman and Chief Executive Officer of Directions International, a U.S. based management consulting firm which he founded in 1988. He has worked on five continents facilitating strategic alliances with suppliers and joint venture
partners to improve global market share and profitability.    Mr. Wong
serves as a director on a variety of boards for both profit and not-for-profit, privately held organizations.

        Stephen L. Brinkman, Chief Financial Officer and Corporate Secretary. Mr. Brinkman joined the Company in August, 1997 after a 17 year career with Gilroy Foods, Inc., where he was Controller from 1984 through 1988 and Vice President, Finance and Administration from 1989
through 1996.   Previously, he was Controller for a large California-
based farming company, and worked for Security Pacific Bank in agricultural banking.

        The principal occupations of certain other significant employees of the Company, for at least the past five years, are as follows:

        Lynn Port, Plant Controller. Mr. Port came to the Company in January 1998. He has over 24 years experience as a controller in agribusiness, retail, government and health care concerns, most recently with Country Home Care from 1995 through 1997. From 1989 to 1995 Mr. Port was Director of Finance for the Monterey County Housing Authority. Prior to 1989 Mr. Port served for four years as Controller for Gilroy Canning, Inc., a large tomato processing company.

         Roy G. Scotton, Director-Logistics and Human Resources. Mr. Scotton joined the Company in June 1996 as Production Manager and was subsequently promoted to Plant Manager. Mr. Scotton served at Nestle Food Company from 1987 to 1996, most recently as Organizational Development Manager. In March 1998, Mr. Scotton was reassigned to the responsibilities formerly held by Mr. Klein, with the exception of plant maintenance.

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

        Ron Hendershott, Director of Quality Assurance and Technical Services. Mr. Hendershott joined the Company in May 1995 as Quality Control Manager. He was promoted to his current position in March 1998. Mr. Hendershott has over 25 years of managerial experience in Quality Control/Quality Assurance, technical services, and regulatory affairs. Prior to joining Monterey Pasta he was with La Victoria Foods as Director of Quality Control from 1993 through 1995 after spending two years with Weight Watchers as Manager of Technical Support Services.
He also served American Home Foods for seven years as Regulatory Affairs
Manager.

        Don Anspaugh, Sales Manager-Mid Central Region. Mr. Anspaugh joined the Company in March, 1998 to replace Jody Cook, who assumed new responsibilities as a Manufacturer's Agent in a consulting role and has since left the Company. Mr. Anspaugh has nearly ten years of sales experience, most recently with Willett America, where he served as Inside Sales Manager from 1995 through 1997. He was DSD Manager with the Company from 1994 to 1995. Mr. Anspaugh also was an Area Sales Manager with Labeljet Company, a division of Willett America, and was a District Sales Representative with Coca-Cola.

        Joseph Stirlacci, Sales Manager-West. Mr. Stirlacci has served as Western Zone Manager since December, 1995. His primary responsibility is to manage, maintain and secure club store accounts. Mr. Stirlacci has been in the food and beverage industry since 1981, serving seven years with Young's Market managing wholesale liquor and wine from 1988 to 1995, after six years as the account executive for four large grocery chains.

         Lisa Player, Sales Manager-East. Ms. Player joined the Company in the capacity of Eastern Zone Sales Manager and Sam's Club Stores Account Manager in March, 1998 after spending a year as Corporate Sales Account Executive with FTP Travel Management Group, a large regional corporate travel management company. Prior to that she was employed for over five years by Trio's Pasta Products of Chelsea, Massachusetts, a competitor of the Company, ultimately as National Account Sales Manager. During her tenure with Trio's, Ms. Player was responsible for the Sam's Club account (which, after her tenure with Trio's, was acquired by the Company in September, 1997).

         Clifford M. (Rick) Farmer. Mr. Farmer joined Monterey Pasta Company in April 1991 and was responsible for developing the Company's
Direct Store Delivery operation.   After the successful startup of the
DSD system, he was promoted in 1992 to Plant Operations/Distribution Manager. Her moved back to the DSD operation in June 1993 in the capacity of Northern California Division Manager and was ultimately promoted to Western Regional Operations Manager. He has been responsible for the Company's DSD operations since 1993 and recently added natural food and specialty stores to his responsibilities. Mr. Farmer has over 15 years of food sales and distribution experience including as four-year stint as Executive Vice President of Golden Yolk Egg Company in San Francisco.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

        Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish the Company with copies of all reports they file under Section 16(a). To the Company's knowledge, based solely on its review of the copies of such reports furnished to the Company and written representations that no other reports were required, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with during the fiscal year ended December 27, 1998, with three exceptions:
Mr. Tom Kees' Form 4 report for August 1998 was filed one day late, the Form 5 for 1997 for Mr. Ken Steel, a former CEO and Director was filed late, and Mr. Dan Gallery's Form 4 for May 1998 was returned for corrections and subsequently refiled after the original due date.

ITEM 11. EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

                                                                          Long Term Compensation
                                                                         -----------------------
                                                                                          All
                                          Annual Compensation            Securities      Other
                             ------------------------------------------- Underlying     Compen-
Name and Principal Position   Year   Salary $      Bonus $   Other $      Options#      sation
---------------------------- ------- ------------ --------- ------------ ------------- ---------
R. Lance Hewitt............    1998  $175,000 (1)  $61,250    $9,000 (1)      --   (1)    $ --
  President and Chief          1997   $94,231 (1)    $ --     $4,500 (1)   100,000 (1)    $ --
  Executive Officer            1996        N/A          N/A       N/A          N/A           N/A


Stephen L. Brinkman            1998  $115,293 (2)  $23,540     $ --  (2)      --   (2)    $ --
  Chief Financial Officer      1997     $ --         $ --      $ --         60,000 (2)    $ --
                               1996        N/A          N/A       N/A          N/A           N/A

----------------

(1)     Mr. Hewitt was appointed President in June of 1997 and Chief
Executive Officer in August 1997.   He was eligible for a 35% bonus upon
completing his first full year of employment, which was paid in June 1998. For every year thereafter he is eligible for a bonus of up to a maximum of 35% of his salary annually for achieving agreed-upon income targets, as approved by the Board of Directors, and an additional 25% of his salary for achieving certain specific objectives for each fiscal period. He was also eligible to vest and vested 50,000 options because he was still employed on the first anniversary of his May 26, 1997 employment agreement, and is eligible to vest 50,000 options if still employed on the second anniversary of the agreement. Mr. Hewitt may also receive, at the discretion of the Board of Directors, an additional 200,000 options during the first two years of employment split as follows: 120,000 for achieving agreed-upon business goals in the first year and 80,000 for achieving business goals in the second year. The cycle for measurement of Mr. Hewitt's eligibility for bonus and those options tied to performance was converted to a fiscal year basis during the fourth quarter of 1998 by resolution of the board of Directors at its October 22, 1998 meeting. As of December 27, 1998 the Board of Directors had not authorized additional options. Mr. Hewitt also receives an auto allowance of $750 per month.

(2) Mr. Brinkman was appointed Chief Financial Officer in September 1997. He was eligible for and received a 20% bonus based upon performance upon completion of his first full year of employment. For every year thereafter he is eligible for a bonus of up to 20% based upon the achievement of performance criteria agreed upon with the Chief Executive Officer. Mr. Brinkman was granted 60,000 options in 1997. He vested 10,000 options upon his initial employment date, 10,000 options on his first anniversary and 10,000 options for achieving certain performance criteria in his first full year of employment. In addition, he is eligible to vest 10,000 options on his second anniversary of employment, 10,000 options for achieving certain performance criteria in his second full year of employment, 5,000 options on his third anniversary of employment and 5,000 options for achieving certain performance criteria in his third full year of employment. The cycle for measurement of Mr. Brinkman's eligibility for bonus and those options tied to performance was converted to a fiscal year basis during the fourth quarter of 1998 at the direction of the Chief Executive Officer.

        Option Grants in Last fiscal Year

        There were no option grants to executive officers during 1998. In addition, there were no options exercised during 1998 by any holder.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
  VALUES


                                           Number of Securities         Value of Unexercised
                                           Underlying Unexercised       In-the-Money Options
                                          Options at December 27, 199   at December 27, 1998
                                         --------------------------- --------------------------
Name                                      Exercisable  Unexercisable  Exercisable  Unexercisable
--------------------                     ------------- ------------- ------------- ------------
R. Lance Hewitt................                50,000        50,000          --            --
Stephen L. Brinkman............                30,000        30,000          --            --

Employment Contracts

        Mr. Hewitt and Mr. Brinkman have employment agreements, the terms of which were outlined under "Executive Compensation."

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                MANAGEMENT

        The table on the following page sets forth as of March 3, 1999 (except as noted in the footnotes to the table), certain information with respect to the beneficial ownership of the Company's Common Stock by (i) all persons known by the Company to be the beneficial owners of more than 5% of the outstanding Common Stock of the Company, (ii) each director and director-nominee of the Company, (iii) the Chief Executive Officer as of March 15, 1999, and (iv) all executive officers and directors of the Company for fiscal year 1998 through March 15, 1999, as a group.

                                                   Amount and
                                                   Nature of    Percent
                                                   Beneficial      of
Name and Address of Beneficial Owner(1)           Ownership(2)  Class (2)
-----------------------------------------------   ------------  --------
Clearwater Fund IV, Ltd. .......................    1,483,934     10.35
  611 Druid Road East, Suite 200
  Clearwater, Florida 34616
Gruber and McBaine Capital Management (3).......    1,416,200      9.88
  50 Osgood Place, Penthouse
  San Francisco, CA 94133
Van Tunstall (4)................................       77,300      0.54
Floyd R. Hill (5)...............................      159,000      1.11
James Wong (6)..................................       15,000      0.11
R. Lance Hewitt (7).............................       65,000      0.45
Charles B. Bonner (8)...........................      124,727      0.87
Thomas E. Kees.... .............................        8,000      0.06
Stephen L. Brinkman (9)........................        48,000      0.33
All Officers and Directors as a group
 (7 persons)....................................      497,027      3.47

----------------
(1)    Unless otherwise noted, the address of each named person is:
Care of Monterey Pasta Company,  1528 Moffett Street, Salinas, CA
93905.

(2) Includes shares of Monterey Pasta Company Common Stock underlying the options and convertible securities outstanding held by the beneficial owners with respect to whom the calculation is made, but does not include shares of Common Stock that may not be acquired until more than 60 days after March 3, 1999.

(3) John D. Gruber and J. Patterson McBaine are the only directors of, and hold all executive offices of, Gruber and McBaine Capital Management ("GMCM"), an investment advisor. GMCM, together with Messrs. Gruber, McBaine, and Thomas O. Lloyd-Butler, are the general partners of Lagunitas Partners, L.P. ("Lag"), a California investment limited partnership. As of 3/01/99 GMCM had shared voting and investment power over 1,078,800 shares; Mr. Gruber has sole voting and investment power over 166,200 shares and shared voting and investment power over 1,078,800 shares; Mr. McBaine has sole voting and investment power over 171,200 shares and shared voting and investment power over 1,078,800 shares; Lag has sole voting and investment power over 216,700 shares; and Mr. Butler has shared voting and investment power over 1,078,800 shares.

(4)    Includes 15,000  exercisable options granted under the 1993 Stock
Option Plan.

(5)    Includes  59,000 exercisable options granted under the 1993 Stock
Option Plan.

(6)    Includes 15,000 exercisable options granted under the 1993 Stock
Option Plan.

(7)    Includes 50,000  exercisable options granted under the 1993 Stock
Option Plan.

(8)    Includes 71,000  exercisable options granted under the 1993 Stock
Option Plan.

(9)    Includes 30,000  exercisable options granted under the 1993 Stock
Option Plan.


ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                On April 30, 1997, Mr. Kenneth Steel, former Chief Executive Officer, Director, and stockholder was granted rights to purchase
550,000 shares of Common Stock with a full recourse promissory note for the full amount at a per share price of $1.875 per share, subject to time served and performance restrictions. The note was converted to a two-year non-interest bearing non-recourse status on December 31, 1997, and was renewed for $562,500, the balance after the forfeiture of 250,000 shares due to performance restrictions. The shares have now been classified as options and the $51,000 calculated as the fair market value in the Black-Scholes model was recorded as an expense during the first quarter of 1998.

                                     PART IV

ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                FORM 8-K

(a)(1)  Consolidated Financial Statements of Monterey Pasta Company:

        Report of Independent Certified Public Accountants

        Consolidated Balance Sheets: Year-End 1997 and 1998

        Consolidated Statements of Operations: Years Ended 1996, 1997 and 1998

        Consolidated Statements of Stockholders' Equity: Years Ended 1996, 1997 and 1998

        Consolidated Statements of Cash Flows:  Years Ended 1996, 1997 and 1998

        Summary of Significant Accounting Policies

        Notes to Consolidated Financial Statements

        Schedule II - Valuation and Qualifying Accounts


        All other schedules have been omitted since the required information is contained in the Consolidated Financial Statements or because such schedules are not required.


(a)(2) Exhibits: See Index to Exhibits on page 52. The Exhibits listed in the accompanying Index of Exhibits are filed or incorporated by reference as part of this report. Exhibit Nos. 10.1, 10.2, 10.18, 10.19, 10.20, 10.21, 10.22, 10.44, 10.45, 10.46, 10.48, and 10.49 are
management contracts or compensatory plans or arrangements.

(b)     Reports on Form 8-K filed in the fourth quarter of 1998:

        None

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Stockholders and Board of Directors of Monterey Pasta Company


We have audited the accompanying consolidated balance sheets of Monterey Pasta Company and subsidiary as of December 28, 1997 and December 27, 1998 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 27, 1998. We have also audited the Schedule listed in the accompanying index at Item 14(a). These financial statements and the Schedule are the responsibility of Monterey Pasta Company's management. Our responsibility is to express an opinion on these financial statements and the Schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Monterey Pasta Company and subsidiary at December 28, 1997 and December 27, 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 27, 1998, in conformity with generally accepted accounting principles.

Also, in our opinion, the Schedule presents fairly in all material respects, the information set forth therein.



/s/ BDO Seidman LLP
-------------------

BDO Seidman, LLP
San Francisco, California
January 29, 1999, except for Notes 4 and 17, which are as of March 12, 1999

                             MONTEREY PASTA COMPANY
                          CONSOLIDATED BALANCE SHEETS

                                                      December 28,  December 27,
                                                          1997          1998
                                                      ------------  ------------
                     ASSETS (Note 4)
Current assets:
  Cash and cash equivalents (Note 1).................    $410,228       $61,645
  Accounts receivable, less allowances of $332,877
    and $312,408 (Notes 1, 8, and 12)................   2,440,745     2,062,565
  Inventories (Note 2)...............................   1,218,546     1,813,653
  Prepaid expense and other (Note 11)................   1,519,801     1,291,251
                                                      ------------  ------------
    Total current assets.............................   5,589,320     5,229,114

Property and equipment, net (Notes 3, 4 and 8).......   5,057,846     5,261,723
Intangible and other assets, net.....................     101,582       174,302
Deposits and other...................................     280,245       170,141
                                                      ------------  ------------
    Total assets..................................... $11,028,993   $10,835,280
                                                      ============  ============

             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable...................................     954,728     1,330,649
  Accrued payroll and related benefits...............     192,787       225,438
  Accrued liabilities (Note 14)......................     724,345       292,982
  Current portion of notes, loans, and capitalized
    leases payable (Notes 1, 3 and 4)................   1,273,216     1,779,227
                                                      ------------  ------------
    Total current liabilities........................   3,145,076     3,628,296

Notes, loans, and capitalized leases payable,
  less current portion (Notes 1, 3 and 4)............     523,701       497,761
                                                      ------------  ------------
    Total liabilities................................   3,668,777     4,126,057
                                                      ------------  ------------
Commitments and contingencies
  (Notes 5, 10, 12, 14, 15, and 17)

Stockholders' equity (Notes 6, 7 and 16):
  Series A and B Convertible Preferred Stock, no
    par value, 1,000,000 shares authorized, none
    issued and outstanding...........................         --            --
  Common stock, $.001 par value, 70,000,000 shares
    authorized, 15,206,259 and 12,842,613
    issued and outstanding...........................  42,640,107    39,389,656
  Shareholder note receivable........................    (562,500)          --
  Accumulated deficit................................ (34,717,391)  (32,680,433)
                                                      ------------  ------------
    Total stockholders' equity.......................   7,360,216     6,709,223
                                                      ------------  ------------
    Total liabilities and stockholders' equity....... $11,028,993   $10,835,280
                                                      ============  ============

        See accompanying summary of significant accounting policies and notes to consolidated financial statements.

                             MONTEREY PASTA COMPANY
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       Years Ended
                                          --------------------------------------
                                              1996         1997         1998
                                          ------------ ------------ ------------
Net revenues (Note 12)................... $24,492,403  $23,446,780  $26,217,297
Cost of sales............................  15,851,120   13,761,013   15,579,059
                                          ------------ ------------ ------------
Gross profit.............................   8,641,283    9,685,767   10,638,238

Selling, general and administrative
  (Notes 5, 11 and 14)...................  16,237,609    8,723,887    8,310,908
                                          ------------ ------------ ------------
Operating income (loss)..................  (7,596,326)     961,880    2,327,330

Loss on disposition or impairment of
  assets (Note 3)........................    (571,544)    (259,480)     (26,387)
Other income, net (Notes 5 and 8)........     145,808        4,135       16,843
Interest expense, net (Note 4)...........    (430,968)    (211,438)    (249,693)
                                          ------------ ------------ ------------
Income (loss) from continuing operations
  before provision for income taxes......  (8,453,030)     495,097    2,068,093

Provision for income taxes (Note 9)......        --         20,691       31,135
                                          ------------ ------------ ------------
Income (loss) from continuing operations.  (8,453,030)     474,406    2,036,958

Discontinued operations (Note 15)........     219,998       36,882         --
                                          ---------------------------------------
Net income (loss)........................ ($8,233,032)    $511,288   $2,036,958
                                          ============ ============ ============

Net income (loss) per common share (Note 6):

Net income (loss) from continuing
  operations............................. ($8,453,030)    $474,406   $2,036,958
Dividends to preferred and certain
  common stockholders ...................  (1,108,343)    (317,647)        --
                                          ------------ ------------ ------------
Net income (loss) from continuing
  operations attributable to common
  stockholders........................... ($9,561,373)    $156,759   $2,036,958
                                          ============ ============ ============

Basic and diluted income (loss) per share:
  Continuing operations..................      ($1.16)       $0.02        $0.16
  Discontinued operations................       $0.03        $0.00        $0.00
                                          ---------------------------------------
Net income (loss) per common share.......      ($1.13)       $0.02        $0.16
                                          ============ ============ ============
Weighted average common and common
  equivalent shares outstanding..........   8,276,608   10,458,451   12,979,055
                                          ============ ============ ============

        See accompanying summary of significant accounting policies and notes to consolidated financial statements.

                             MONTEREY PASTA COMPANY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    FOR THE YEARS ENDED 1996, 1997, AND 1998

                                          Preferred Stock           Common Stock         Shareholder                      Total
                                        --------------------  -------------------------      Note       Accumulated   Shareholders'
SEE NOTES 6 AND 7                       Shares     Amount       Shares        Amount      Receivable      Deficit        Equity
--------------------------------------- -------  -----------  -----------  ------------  ------------  -------------  -------------
Balance, end of 1995...................    --        $ --      6,819,112   $27,974,170       $  --     ($25,569,667)    $2,404,503
Conversion of 7% note payable plus
  accrued interest, less costs of
  $264,951, at an average net price
  per share of $4.78 (including
  $705,907 discount recorded in 1995)..    --          --        933,711     3,755,505          --             --        3,755,505
Issuance of common stock in payment of
  penalties related to conversion of
  7 % note, at an average net price
  per share of $5.06...................    --          --         39,506       200,000          --             --          200,000
Issuance of common stock in private
  placement, net of offering costs of
  $222,147, at an average net price
  per share of $4.13....................   --          --        916,000     3,785,353          --             --        3,785,353
Issuance of common stock in payment
  of lease settlement to a related
  party, at an average net price
  per share of $6.58....................   --          --          5,323        35,000          --             --           35,000
Issuance of Series A and B convertible
  preferred stock, net of offering
  costs of $146,938 plus deemed
  dividend, at an average net value
  per share of $1,195.08................ 3,500    4,182,790         --           --             --         (875,000)     3,307,790
Deemed dividend of $50 per share on
  preferred stock.......................   --          --           --           --             --         (175,000)      (175,000)
Issuance of common stock under
  Employee Stock Purchase Plan, at an
  average price per share of $4.58......   --          --          1,000         4,583          --             --            4,583
Net loss for the year...................   --          --           --           --             --       (8,233,032)    (8,233,032)
                                        -------  -----------  -----------  ------------  ------------  -------------  -------------
Balance, end of 1996.................... 3,500    4,182,790    8,714,652    35,754,611          --      (34,852,699)     5,084,702
Conversion of Series B-1 Shares to
  Common Stock..........................  (500)    (593,542)     345,490       582,372          --             --          (11,170)
Issuance of common stock in private
  placement, net of offering costs of
  $145,407, at an average net price
  per share of $1.259...................   --          --      1,600,000     1,960,448          --             --        1,960,448
Conversion of A-1 shares to common
  stock.................................(3,000)  (3,589,248)   4,108,108     3,523,343          --             --          (65,905)
Options granted in lieu of fees.........   --          --           --          27,095          --                          27,095
Issuance of common stock under
  Employee Stock Purchase Plan, at an
  average price per share of $2.05......   --          --          1,225         2,513          --             --            2,513
Issuance of 550,000 shares of common
  stock at $1.875 in exchange for
  promissory note.......................   --          --        550,000     1,031,250    (1,031,250)          --             --
Steel share forfeitures.................   --          --       (250,000)     (468,750)      468,750           --             --
Deemed dividends paid in shares.........   --          --        136,784       227,225          --         (227,225)          --
Deemed and actual dividends paid in
  cash..................................   --          --           --           --             --         (148,755)      (148,755)
Net income for the year.................   --          --           --           --             --          511,288        511,288
                                        -------  -----------  -----------  ------------  ------------  -------------  -------------
Balance, end of 1997....................   --          --     15,206,259    42,640,107      (562,500)   (34,717,391)     7,360,216
Issuance of common stock under
  Employee Stock Purchase Plan, at an
  average price per share of $1.14......   --          --          1,420         1,612          --             --            1,612
Reversal of share subscription..........   --          --           --        (562,500)      562,500           --             --
Reclassification of above share
  subscription as an option.............   --          --           --          51,000          --             --           51,000
Repurchase and retirement of
  Clearwater Fund IV, Ltd. Common
  shares at an average total price
  price per share of $1.16..............   --          --     (2,365,066)   (2,740,563)         --             --       (2,740,563)
Net income for the year.................   --          --           --           --             --        2,036,958      2,036,958
                                        -------  -----------  -----------  ------------  ------------  -------------  -------------
Balance, end of 1998....................   --        $ --     12,842,613   $39,389,656       $  --     ($32,680,433)    $6,709,223
                                        =======  ===========  ===========  ============  ============  =============  =============

        See accompanying summary of significant accounting policies and notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       Years Ended
                                                         ----------------------------------------
SEE NOTE 13--SUPPLEMENTAL CASH FLOW INFORMATION              1996          1997          1998
-------------------------------------------------------- ------------  ------------  ------------
Cash flows from operating activities:
Net Income (Loss) from continuing operations...........  ($8,453,030)     $474,406    $2,036,958
Adjustments to reconcile income from continuing
  operations to net cash provided by (used in)
  operating activities:
  Depreciation and amortization........................      918,585       960,527       998,649
  Provisions for allowances for bad debt, returns,
    adjustments and spoils.............................      771,018      (591,408)      (20,469)
  Inventory reserves...................................       15,000           --        (25,000)
  Loss on disposition and writedown of property and
    equipment..........................................      571,554       259,480        26,387
  Expenses paid in common stock and options............      228,363        27,095        51,000
  Changes in assets and liabilities:
      Accounts receivable..............................   (1,199,134)     (179,971)      398,649
      Inventories......................................     (425,001)      286,431      (570,107)
      Prepaid expenses and other assets................    1,160,918      (917,957)      177,954
      Accounts payable.................................     (798,281)     (594,149)      381,613
      Accrued expenses.................................    1,094,530      (613,002)     (398,712)
                                                         ------------  ------------  ------------
    Net cash provided by (used in)
      continuing operations............................   (6,115,478)     (888,548)    3,056,922
    Net cash used in discontinued operations...........   (1,967,602)     (137,902)          --
                                                         ------------  ------------  ------------
    Net cash provided by (used in)
      operating activities.............................   (8,083,080)   (1,026,450)    3,056,922
                                                         ------------  ------------  ------------
Cash flows from investing activities:
  Purchase of property and equipment...................   (1,968,360)     (480,977)     (932,596)
  Repurchase of common stock...........................          --            --     (2,740,563)
  Proceeds from sale of property and equipment.........       75,383       159,095         5,293
  Purchase of intangible assets........................          --            --       (109,599)
  Proceeds from sale of subsidiary.....................        1,000           --            --
  Advances to related party............................     (350,000)          --            --
                                                         ------------  ------------  ------------
      Net cash used in investing activities............   (2,241,977)     (321,882)   (3,777,465)
                                                         ------------- ------------- -------------
Cash flows from financing activities:
  Bank overdrafts......................................      845,372      (839,680)       (5,692)
  Proceeds from revolving line of credit...............   20,081,967    15,078,913     8,181,621
  Repayments on revolving line of credit...............  (19,194,071)  (14,714,032)   (8,611,259)
  Proceeds from long-term debt.........................      457,474           --      2,399,234
Securities and debt issue costs........................      (64,951)      (71,308)          --
  Repayment of long-term debt and capital lease
    obligations........................................     (111,615)     (253,364)   (1,593,556)
  Dividends on preferred stock.........................          --       (148,755)          --
  Proceeds from issuance of preferred stock............    3,307,790           --            --
  Proceeds from issuance of common stock...............    3,789,936     1,982,057         1,612
                                                         ------------  ------------  ------------
      Net cash provided by financing activities........    9,111,902     1,033,831       371,960
                                                         ------------  ------------  ------------
Net decrease in cash and cash equivalents..............   (1,213,155)     (314,501)     (348,583)
Cash and cash equivalents, beginning of year...........    1,937,884       724,729       410,228
                                                         ------------  ------------  ------------
Cash and cash equivalents, end of year.................     $724,729      $410,228       $61,645
                                                         ============  ============  ============

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

        The Company's production facility is located in Monterey County, California. Its products are available throughout the United States as well as selected distribution areas in Canada. The principal customers are retail groceries and club stores. The Company offers credit and payment terms to its customers in line with industry practices, generally calling for unsecured trade accounts receivable.

        Accounting Periods

        For quarterly reporting purposes the Company employs a 4-week, 4-week, 5-week reporting period. The fiscal year ends on the last Sunday of each calendar year (52/53-week year). The 1996, 1997, and 1998 fiscal years all contained 52 weeks and ended on December 29, 1996, December 28, 1997, and December 27, 1998, respectively.

        Reclassifications

        Certain of the prior year financial statement amounts have been reclassified to conform to the current year presentation.

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

Leasehold improvements...................    7 to 12 years
Machinery and equipment..................    7 to 12 years
Office furniture and equipment...........    5 to 15 years
Vehicles.................................    5 to 7  years


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

        Intangible Assets

        Intangible assets consist of tradenames and other intangibles and are recorded at cost, net of accumulated amortization of $240,470 and $277,349 in 1997 and 1998, respectively. During 1998 intangible assets of $110,000 were recorded in connection with the purchase of the operating equipment, recipes, and trademarks of a small pasta manufacturer, representing the excess of purchase price over the fair value of assets acquired. Intangibles are amortized over their respective useful lives, ranging from 5 to 10 years.

        Income Taxes

        The Company accounts for corporate income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No, 109, "Accounting for Income Taxes", which requires an asset and liability approach.
This approach results in the recognition of deferred tax assets (future tax benefits) and liabilities for the expected future tax consequences of temporary timing differences between the book carrying amounts and the tax basis of assets and liabilities. Future tax benefits are subject to a valuation allowance to the extent of the likelihood that the deferred tax assets may not be realized.

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

        Stock-based Compensation

        As permitted under the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, the Company continues to account for employee stock-based transactions under Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees." However, SFAS No. 123 requires the Company to disclose pro forma net income and earnings per share as if the fair value method had been adopted. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. For non-employees, cost is also measured at the grant date, but is actually recognized over the vesting period, or immediately if no further services are required.

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

        New Accounting Pronouncements

Effective January 1, 1998, the Company adopted the provisions of SFAS No. 132, Employers' Disclosures about Postretirement Benefits. SFAS No. 132 standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer as useful as they were when previous related accounting standards were issued. Results of operations and financial position were unaffected by implementation of this standard.

        In June 1998, the Financial Accounting Standards Board issued SFAS 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings' effect of the hedged forecast transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS 133 is effective for all fiscal quarters beginning after June 15, 1999. Historically the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of this new standard to affect its financial statements.

MONTEREY PASTA COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      Concentration of Credit Risk and Fair Value of Financial
Instruments

        Concentration of Credit Risk

        Financial instruments, which potentially subject the Company to concentration of credit risk, include cash and accounts receivable.

        The Company maintains its cash accounts in Imperial Bank, Fresno, California. The total bank cash balances are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. At times the cash balances exceed such limits.

    FAIR VALUE OF FINANCIAL INSTRUMENTS

    At December 28, 1997 and December 27, 1998, estimated fair values for the Company's financial instruments and methods and assumptions used in estimating fair values were as follows:

                                          1997                    1998
                                 ----------------------- -----------------------
                                              Estimated               Estimated
                                  Carrying      Fair      Carrying      Fair
                                   Amount       Value      Amount       Value
                                 ----------- ----------- ----------- -----------
Cash and Cash Equivalents: the
  carrying amount in the
  balance sheet approximates
  fair value...................    $410,228    $410,228     $61,645     $61,645


Accounts Receivable, less
  allowances: the carrying
  amount in the balance sheet
  approximates fair value due
  to the relatively short-term
  maturity of the debt and the
  reserves reducing the
  amounts to estimated net
  realizable value.............   2,440,745   2,440,745   2,062,565   2,062,565

Notes and Loans Payable
  (credit facility): the
  carrying amount
  approximates fair value
  since the interest floats
  with the prime rate..........   1,589,265   1,589,265   2,048,255   2,048,255

Capitalized Leases Payable:
  the fair value is estimated
  based on current interest
  rates and comparable current
  available terms..............     207,652     207,652     228,733     228,733

2. INVENTORIES

                                                1997        1998
                                             ----------- -----------
Inventories consisted of the following:

  Production--Ingredients..................    $602,428    $865,693
  Production--Finished goods...............     382,736     560,762
  Paper goods and packaging materials......     288,382     417,198
                                             ----------- -----------
                                              1,273,546   1,843,653
  Allowances for spoils and obsolescence...     (55,000)    (30,000)
                                             ----------- -----------
                                             $1,218,546  $1,813,653
                                             =========== ===========

3. PROPERTY AND EQUIPMENT

                                                            1997        1998
                                                         ----------- -----------
Property and equipment consisted of the following:

  Leasehold improvements..............................   $1,809,946  $1,852,958
  Machinery and equipment.............................    4,459,088   5,024,208
  Computers, office furniture and equipment...........      743,747     760,060
  Vehicles............................................      233,942     310,942
                                                         ----------- -----------
                                                          7,246,723   7,948,168
  Less accumulated depreciation and amortization......   (2,252,842) (3,188,936)
                                                         ----------- -----------
                                                          4,993,881   4,759,232
  Construction in progress............................       63,965     502,491
                                                         ----------- -----------
                                                         $5,057,846  $5,261,723
                                                         =========== ===========

        During 1996, the Company identified certain property and equipment assets which were overvalued, obsolete, and/or no longer being used in the Company's operations, including office furniture and equipment purchased from a stockholder. These assets were reduced to their estimated fair value of $326,701 at December 29, 1996, resulting in a loss on writedown of $452,000 in 1996 (included in loss on disposition and impairment of assets in the accompanying statements of operations), and were disposed of in 1997 and 1998.

4. NOTES, LOANS, AND CAPITALIZED LEASES PAYABLE

Year-end debt consisted of the following:
                                                            1997        1998
                                                         ----------- -----------
Credit Facility:
  Receivable and inventory revolver...................     $952,894    $523,256
  Equipment revolver..................................         --      $274,999
  Equipment term loan.................................      636,371   1,250,000
Capitalized leases payable............................      207,652     228,733
                                                         ----------- -----------
                                                          1,796,917   2,276,988
  Less current maturities.............................    1,273,216   1,779,227
                                                         ----------- -----------
                                                           $523,701    $497,761
                                                         =========== ===========

        Credit Facility

        At December 27, 1998 had in place a $4,000,000 credit facility secured by substantially all assets of the Company, and comprised of the following:

- Accounts receivable and inventory revolver for up to $1,500,000 with interest at prime (7.75% at December 27, 1998).
- Equipment revolver for up to $500,000 with interest at prime plus .75% (8.50% at December 27, 1998), payable at $13,889 monthly, plus interest.
- Term note for up to $2,000,000 plus interest at prime plus .75% (8.50% at December 27, 1998) payable at $83,333 monthly, plus interest.

        The terms of the Credit Facility, which expires July 22, 1999, prohibit the payment of cash dividends (except with written approval) on the Company's capital stock and restricts payments for, among other things, repurchasing shares of its capital stock. Other terms of the Credit Facility limit the Company with respect to, among other things,
(i) incurring additional indebtedness, (ii) adversely changing the capital structure, and (iii) acquiring assets other than in the normal course of business including specific limits on annual capital expenditures. As of December 27, 1998, there were no violations of any loan covenants. The equipment revolver and term note are expected to be renewed and continue to be amortized as long term notes and, accordingly, are classified as long term in the accompanying balance sheets.

        The March 12, 1999 acquisition of Frescala Foods, Inc. (see Note
17), with an initial cash outlay of $1,345,000, necessitated the negotiation of a new two-year term note in the amount of $750,000 with an interest rate of prime plus .25%, a maturity date of March 5, 2001, and
principal payments of $31,250 per month.   At the same time the rates on the
two existing term notes were adjusted from .75% over prime to .25 over prime. Certain loan covenants were also adjusted to reflect balance sheet ratios expected from the assimilation of the new business.


         Capitalized Leases Payable

         The Company leases certain equipment under capitalized leases, including office equipment, a van and truck, as well as refrigeration equipment, most of which is located at retail sites of the Company's single largest customer (see Note 12).

         The leases are collateralized by the underlying equipment with book values of $246,352, $236,403 and $249,996 in 1996, 1997 and 1998,
respectively.    Future minimum lease payments consist of:

              Year                              Total
--------------------------------             -----------
  1999...............................          $108,793
  2000...............................            89,663
  2001...............................            33,082
  2002...............................            26,273
  2003...............................             6,586
                                             -----------
                                                264,397
Less amounts representing interest...            35,664
                                             -----------
Net capitalized leases...............          $228,733
                                             ===========

         Principal Payment Maturities

         Notes, loans and capitalized leases payable require principal payments (including the principal portion of capitalized leases above) as follows:

                                               Amount
                                             -----------
  1999...............................        $1,779,227
  2000...............................           438,234
  2001...............................            28,663
  2002...............................            24,378
  2003...............................             6,486
                                             -----------
                                             $2,276,988
                                             ===========

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

         Future minimum annual lease payments due under non-cancelable operating leases with terms of more than one year and sublease income from the lease of the Company's former headquarters are as follows:

                                    Lease     Sublease
              Year                 Amount      Income         Net
-------------------------------------------- ----------- -----------
  1999...........................  $541,000    $211,000    $330,000
  2000...........................   555,000     211,000     344,000
  2001...........................   366,000      26,000     340,000
  2002...........................   344,000        --       344,000
  2003...........................   351,000        --       351,000
  2004 and thereafter............   298,000        --       298,000
                                 ----------- ----------- -----------
                                 $2,455,000    $448,000  $2,007,000
                                 =========== =========== ===========

         Gross rent expense under the leases for 1996, 1997, and 1998 was $544,072, $509,225 and $536,738, respectively.  During 1997, the
Company subleased its former San Francisco premises at a slight premium to the rent for which it has contractual liability. The sublease expires
on the same date as the underlying lease.   Sublease income for 1997 and
1998 was $158,100 and $210,680 respectively. The Company also subleased a portion of its Salinas headquarters for part of 1998 with sublease income of $48,132.

6.       Stockholders' Equity

         Preferred Stock

         During August 1996, 3,000 shares of Series A Convertible Preferred and 500 shares of Series B Convertible Preferred stock were issued at an average stated price of $1,000 per share under separate
agreements amended in February and April 1997.   The shares were
convertible to common stock at 80% of the market price, as defined in the
agreements.   The $875,000 value of the guaranteed contractual discount
rate, which is additional yield to the investors, was accounted for as a deemed dividend to the preferred stockholders. The Company's agreements for Series A and B Convertible Preferred stock provided for certain dividends, as well as penalties if the related common conversion shares were not registered by November 1, 1996.

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

        During March 1997, one-half of the Series B Convertible Preferred stock, with a face amount of $250,000 and a total book value of $298,771, was converted into 160,256 shares of Common Stock having a market value of $312,500. Holders of the remaining unconverted Series B-1 stock received an 8% annual dividend from April 1, 1997 forward, payable in each quarter; with two dividends of $5,000 paid during 1997. The remaining Series B-1 Preferred Stock was converted to 207,894 shares of common stock in October, 1997. Of the 207,894 shares of common stock issued, 22,660 shares represented penalty shares awarded due to late effectiveness of the Company's Registration Statement.

        In December 1997 the $3,000,000 of Series A-1 Convertible Preferred Stock was converted into 4,108,108 shares of common stock. On February
13, 1998, the Company was notified by the NASDAQ Stock Market, Inc. ("NASDAQ") that the Company's Series A convertible Preferred stock offering, as amended by the Series A-1 Agreement in March of 1997 had violated Rule 4460(i)(l)(D)(ii) which requires stockholder approval prior to the issuance of securities convertible into common stock equal to, or in excess of, 20% of outstanding shares at the time of issuance.
The NASDAQ required the Company to repurchase 2,365,066 shares, held by Clearwater Fund IV, Ltd., or face delisting from the National NASDAQ market.

        After reviewing its options, Company management, in concert with the Company's Board of Directors and its legal advisors, decided to begin negotiations with the Clearwater Fund IV, Ltd. to repurchase 2,365,066 shares. Negotiations were completed March 5, 1998 and the Company repurchased the shares for a total consideration of $2,690,263 or $1.1375/share. Outstanding shares after the repurchase were 12,841,193, for a reduction of 15.6%.

         Common Stock  (see also Preferred Stock above)

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

                In April 1996, the Company issued 916,000 shares of its common stock at a gross price of $4.38 per share in a private placement. In
June 1996, the Company issued 5,323 shares of its common stock at a gross price of $6.58 per share to a related party in payment of a lease termination settlement (see Note 8).

                The Company adopted a Stockholder Rights Agreement in May 1996, which gives the stockholders the right to purchase one additional share of common stock at $28 for each share of common stock owned. The Rights are exercisable upon announcement of pending attainment by a person or entity who (together with all affiliates) will become the beneficial owner, through purchase or by merger, of securities representing 20% or more of the voting power of all common stock, except in certain circumstances of stock acquisition or merger as permitted by a vote of the majority of the non-officer members of the Board of Directors. The
Rights, which expire upon the earlier of consummation of a merger permitted by vote of the Board as described above or December 31, 2004 may be redeemed by the Company at $.001 each.

                During 1997, a financing consultant for the Company was granted options to buy 50,000 shares of common stock with an exercise price of $1.88, immediate vesting and expiring March 12, 1998. The options expired unexercised. The $22,357 fair value of the option grant was charged to expense in 1997.

        In April 1997, the Company issued 1,600,000 shares of its common stock at a gross price of $1.35/share in a private placement. The shares were registered as part of the Company Registration Statement on Form S-3 which was effective October 24, 1997.

        In April 1997, the Company's then current Chief Executive Officer agreed to purchase 550,000 shares of common stock based on an agreement containing various time-served and performance restrictions in exchange for a full recourse note due December 31, 1997. Certain of the performance restrictions were not met and 250,000 shares were forfeited during 1997, leaving 300,000 shares outstanding at December 28, 1997.
The note, with a remaining balance of $562,500, was converted to a non-interest bearing non-recourse status effective December 31, 1997 with an
expiration date of December 31, 1999.   Because the new note is non-
recourse, the shares and related note are treated for accounting purposes as canceled and replaced with options. The $51,000 fair value of the resulting deemed option grant was charged to income on its December 31 grant date, during the first quarter of 1998.

        In May of 1997 an executive search firm was granted options to purchase 7,767 shares of Company common stock with an exercise price of $2.06, immediate vesting, and a 3 year expiration. The $4,738 fair value of the option grant was charged to expense in 1997.

        During November of 1997 the Company issued 77,087 shares of common stock in lieu of a guaranteed yield on the private placement common stock issued in March, 1997. The yield was guaranteed at 8% from date of stock issuance until effectiveness of the Company's Registration Statement on Form S-3. The Registration Statement was declared effective on October 24, 1997 and $126,471 in penalties had accumulated.

        Employee Stock Purchase Plan

        In October 1994, the Company's Board of Directors adopted a qualified employee stock purchase plan. Under the purchase plan, eligible employees (those who have completed one year of continuous employment with the Company) may purchase shares of the Company's common stock through payroll deductions not to exceed 10% of gross wages. The Company has reserved 200,000 shares of its common stock for issuance under the purchase plan, which remains in effect until terminated by the Company's Board of Directors, or until all of the shares reserved for under the purchase plan have been issued. Unless the Board has otherwise provided a higher amount prior to the commencement of an offering period, the offering exercise price for each purchase period is 85% of the lesser of (a) the fair market value of the shares on the offering date of such offering period or (b) the fair market value of the shares on the given purchase date. There were 1,000, 1,225 and 1,420 shares of common stock issued under the plan in 1996, 1997 and 1998, respectively.

        Earnings per Share

        Basic earnings per share are based on earnings available to common stockholders divided by the weighted-average number of common shares actually outstanding during the period. Diluted earnings per share also include any dilutive common stock equivalents assumed to be outstanding during the period (no includable equivalents in any period presented). Because of equivalent shares includable in different periods or at different amounts, per-share amounts for the four quarters do not necessarily equal per-share amounts for the entire year.

Options to purchase 589,681, 848,081, and 1,002,581 shares of common stock were outstanding at year end 1996, 1997, and 1998, respectively but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares. Warrants to purchase 605,750, 1,138,550 and 933,550 shares at year-end 1996, 1997 and 1998, respectively,  were not included for the same reason.


7.        Warrants and Stock Option Plan

          In April 1996, the Company issued warrants to purchase 400,750 shares of its common stock at $6.50 per share in connection with a placement of 916,000 shares of common stock. The warrants, with an estimated original value of $137,400, are valid for seven years, and include registration rights for the related shares which were registered effective October 24, 1997.

          In March 1997, the Company issued warrants for 532,800 shares of its common stock at $2.25 per share in connection with a private placement of 1,600,000 shares of common stock. The warrants, with an estimated original value of $271,700, are valid for three years, and included registration rights for the related shares which were part of the Company's S-3 which was effective October 24, 1997.

          Stock Option Plan

          Effective August 31, 1993, the Company's Board of Directors adopted a stock option plan, subsequently amended and restated, which provides for the granting of incentive stock options or non-qualified stock options to eligible employees, consultants and outside directors. The Company has reserved 1,740,000 shares of its common stock for issuance under the plan. The plan provides that the option price shall not be less than the fair market value of the shares on the date of grant; therefore, no compensation expense is recorded for employees.
Compensation or other expense is recorded for any non-employee grants at fair value of the option award. Options generally vest over a period of one to three years and may be exercised for a period of up to ten years.
In January of 1998, the Company filed a Form S-8 to register up to 540,000 additional shares of common stock eligible to be issued pursuant to the Plan to increase the total number of registered shares to 1,740,000. The Plan was amended in July 1998 to allow two years from date of a transfer of control for the exercise of options for those employees and directors not retained after the transfer of control.

The following table shows activity in outstanding options during 1996, 1997 and 1998.

                                          1996                  1997                 1998
                                   --------------------- -------------------- ---------------------
                                               Weighted             Weighted              Weighted
                                                Average              Average              Average
                                               Exercise             Exercise              Exercise
                                     Shares      Price     Shares     Price     Shares     Price
                                   ----------- --------- ---------- --------- ---------- ----------
Outstanding at beginning of year..  1,236,348     $6.70    589,681     $5.26    848,081      $3.24
    Granted (1) ..................    505,000      4.72    491,913      2.24    540,314       1.72
    Exercised.....................         --        --        --         --        --          --
    Canceled or expired (1)....... (1,151,667)     6.45   (233,513)     6.13   (385,814)      3.53
                                   ----------- --------- ---------- --------- ---------- ----------
Outstanding at end of year........    589,681     $5.26    848,081     $3.24  1,002,581      $2.24
                                   ===========           ==========           ==========

Options exercisable at year
  end.............................    495,823     $4.97    572,379     $3.73    826,581      $2.38
                                   ===========           ==========           ==========

Weighted average fair value of
  options granted during the
  year............................                $2.27                $0.97                 $0.38

(1) Including 43,146 and 50,314 shares repriced in 1997 and 1998.


The following table shows information for options outstanding or exercisable as of December 27, 1998:


                           Options Outstanding                   Options Exercisable
                   ----------------------------------  ----------------------------------
                                Weighted    Weighted                Weighted    Weighted
                                 Average    Average                  Average    Average
                                Remaining   Exercise                Remaining   Exercise
     Range of        Number    Contractual   Price       Number    Contractual   Price
 Exercise Prices    of Shares  Life (years)(per share)  of Shares  Life (years)(per share)
------------------ ----------- ----------- ----------  ----------- ----------- ----------
$ 0.00 - $  2.99..    890,081         5.9      $1.77      714,081         5.1      $1.81
  3.00 -    4.99..     10,000         7.7       3.88       10,000         7.7       3.88
  5.00 -    6.99..     92,500         2.1       6.08       92,500         2.1       6.08
       $7.00......     10,000         6.7      $7.00       10,000         6.7      $7.00
                   -----------                         -----------
                    1,002,581         5.5      $2.24      826,581         4.8      $2.38
                   ===========                         ===========

        If the Company had elected the fair value method of accounting for stock-based compensation, compensation cost would be accrued at the estimated fair value of stock option grants over the service period, regardless of later changes in stock prices and price volatility. The fair value at date of grant for options granted in 1996, 1997, and 1998 has been estimated based on a modified Black-Scholes pricing model with the following assumptions: no dividend yield for any year; expected volatility for 1996, 1997 and 1998 grants of approximately 44%, 46%, and 49% based on historical results; risk-free interest rates of 6.65%, 6.6% and 7.37%; and expected lives of approximately five years for all grants. The following table shows net income or loss and income or loss per share for 1996, 1997 and 1998 as if the Company had elected the fair value method of accounting for stock options.

                                            1996          1997          1998
                                        ------------  ------------  ------------
Net income (loss) as reported.........  ($8,233,032)     $511,288    $2,036,958
Additional compensation expense.......     (291,232)     (478,988)     (213,465)
                                        ------------  ------------  ------------
Proforma income (loss), as adjusted...   (8,524,264)       32,300     1,823,493
Dividends to preferred and certain
  common shareholders.................   (1,108,343)     (317,647)        --
                                        ------------  ------------  ------------
Proforma income (loss) attributable
  to common shareholders..............  ($9,632,607)    ($285,347)   $1,823,493
                                        ============  ============  ============

Net income (loss) per share
  (basic and diluted).................       ($1.13)        $0.02         $0.16
Additional compensation expense.......        (0.04)        (0.05)        (0.02)
                                        ------------  ------------  ------------
Proforma net income (loss) per share,
  as adjusted.........................       ($1.17)       ($0.03)        $0.14
                                        ============  ============  ============


8.       Related Party Transactions

         The Company previously leased office space from a partnership in which a limited partner was a Stockholder, former Director, former President and former Chairman of the Board of the Company (see also Notes 10 and 15). Rent expense under this lease in 1996 was $150,108. The Company vacated this space in February 1996, and paid $65,000 plus 5,323 shares of its common stock (see Note 6) in settlement of the lease obligation.

         During 1996, the Company also purchased certain office furniture and equipment under a prior agreement from the stockholder referred to above for $100,000. Certain of the furniture purchased was reduced to its estimated fair value in 1996, resulting in a writedown of $55,000 (see Note 3). Also during 1996, the Company repaid $112,500, previously received from a potential franchisee, to a trust controlled by this stockholder in connection with termination of franchising operations.

        Upscale Food Outlets, Inc. (UFO) was purchased from the Company in April, 1996 by an entity owned by the stockholder referred to above. During 1996, the Company sold $62,350 in food products to UFO (see Note
15). Of this amount, $18,738 was not collected, and was and written off during 1997. In addition, Other Income in 1996 includes $73,750 in short-swing profits recovered from this stockholder pursuant to Section 16(b) of the Securities & Exchange Act of 1934.

        The Company's former Chief Executive Officer, who is also a Director and Stockholder, is a director and stockholder of an entity from whom the Company contracted certain co-packing service and obtained raw materials at terms and prices similar to other third-party vendors. Another director, stockholder and former Chief Executive Officer of the related entity is also a co-founder, Director and Stockholder of the
Company.   Payments to the related entity were $186,513 during 1996.  In
1997, payments of $1,132 and billings of $18,703 for raw materials purchases were made to this entity.

        During 1996, the Company made payments of $137,252, in connection with purchases of carts and kiosks from another entity. The co-founder, director and executive vice president of this entity is also a former Director of the Company. During 1996, these carts and kiosks were reduced to their estimated fair market value resulting in a loss of $221,569 (see Note 3).

9.      Income Taxes

        The Company's income tax expense in 1998 consists of $31,135 for current State taxes; there was no tax expense in 1996, and 1997 tax expense was $20,961. A reconciliation between the Company's effective tax rate and and U.S. federal income tax rate on loss from continuing operations follows:


                                            1996          1997          1998
                                        ------------  ------------  ------------
Federal statutory rate..................      -34.0%         34.0%         34.0%
State income taxes, net of effect on
  Federal income taxes..................       -6.0%          7.7%          1.5%
Non-deductible meals and entertainment..        0.1%          3.8%          0.4%
Net operating losses for which tax
  benefits are reduced by valuation
  allowances............................       40.6%          --            2.0%
Utilization of net operating losses for
  which deferred income tax assets had
  been reduced by valuation allowances..        --          -22.5%        -36.4%
Other...................................       -0.7%        -19.0%          --
                                        ------------  ------------  ------------
Effective income tax rate...............        0.0%          4.0%          1.5%
                                        ============  ============  ============

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows:

                                                          1997          1998
                                                      ------------  ------------
Federal net operating loss carryforward.............. $12,247,000   $11,507,000
Reserves for discontinued operations.................      72,000           --
Depreciation, amortization and writedown on
  fixed assets.......................................    (241,000)     (153,000)
State income and franchise taxes, net of effect
  on Federal income taxes............................     873,000       495,000
Other................................................     182,000       226,000
                                                      ------------  ------------
                                                       13,133,000    12,075,000
Less valuation allowance............................. (13,133,000)  (12,075,000)
                                                      ------------  ------------
Net deferred tax assets..............................     $  --         $  --
                                                      ============  ============

        Since the Company could not determine that it was more likely than not that the deferred tax assets would be realized, a 100% valuation allowance was provided in 1996, 1997, and 1998. Both deferred tax assets and the valuation allowance decreased in 1998 by $272,000 as a result of changes in expectations regarding multi-state apportionment allocations as well as changes in expected state tax rates.

        At December 27, 1998, the Company had tax net operating loss (NOL) carryforwards of approximately $35 million and $12 million for Federal and State tax purposes, which expire in varying amounts through 2012. Should significant changes in the Company's ownership occur, the annual amount of NOL carryforwards available for future use would be limited.

10.     Litigation and Contingencies

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

11.     Slotting and Advertising Costs

        Included in the balance sheet under "Prepaid Expenses and Other" are slotting and advertising costs of $1,326,925 at December 28, 1997, and $1,074,997 at December 27, 1998, relating primarily to slotting fees paid or credited to club stores and grocery chains for shelf space allocations. Total advertising expenses and slotting fees included in Selling, General and Administrative expenses in the accompanying statements of operations for 1996, 1997 and 1998 were $3,635,796, $1,143,922 and $1,827,355, respectively. The 1996 amounts included $780,106 in writedowns to net realizable value.

12.     Significant Customers

        Costco, Sam's Club Stores and Safeway each accounted for portions of total revenues as follows:

                                            1996          1997          1998
                                        ------------  ------------  ------------
Costco...............................            41%           50%           46%
Sam's Club Stores....................             0%           12%           33%
Safeway..............................             9%            8%            5%

        At December 28, 1997, one customer, Costco, accounted for 37% of trade accounts receivable. At December 27, 1998, Costco accounted for 38%, and Sam's Club Stores accounted for 28% of trade receivables.

        The Company currently sells its products to six separate Costco regions which make purchasing decisions independently of one another.
On a regular basis, these regions re-evaluate the products carried in their stores. There can be no assurance that these Costco regions will continue to offer Monterey Pasta's products in the future or continue to allocate Monterey Pasta the same amount of shelf space. Purchasing decisions for Sam's Club Stores ("Sam's"), the Company's second largest customer, are made at the head office level with input from the stores. While the Company is in the third year of its relationship with Sam's, there can be no assurance that Sam's will continue to carry the Company's products. Currently, the loss of either Costco or Sam's would materially adversely affect the Company's business operations.

No other single customer accounted for more than 10% of revenues or accounts receivable.

13. SUPPLEMENTAL CASH FLOW INFORMATION FOR 1996, 1997 AND 1998

                                            1996          1997          1998
                                        ------------  ------------  ------------
CASH PAYMENTS:
  Interest...........................      $313,155      $255,145      $249,693
  Debt issue costs...................        64,951          --            --

NON-CASH OPERATING ACTIVITIES:
  Charges and adjustments to reserve
   for discontinued operations.......       260,229        36,882          --
  Reversal of restricted stock
   purchase (Note 6) ................          --            --         562,500
  Fair value of options granted in
   return for services (Note 6)......          --          27,095        51,000
  Expense paid in common stock.......       228,363          --            --

NON-CASH FINANCING AND INVESTING
ACTIVITIES:
  Conversion of long term debt to
   common stock......................     4,461,412          --            --
  Transfer of fixed assets to assets
   held for sale.....................       326,701          --            --
  Issuance of note receivable in
   sale of subsidiary................     2,500,000          --            --
  Issuance of common stock in
   payment of expenses or assets.....       235,000          --            --
  Capitalization of leased equipment.       271,091        49,955       103,264
  Deemed dividends on preferred and
   private placement common stock
   paid in shares....................     1,050,000       227,225          --
  Purchase of restricted shares for
   note receivable (Note 6)..........          --         562,500          --


14.     Employee Benefit Plan

        In 1996, the Company instituted a 401(k) Plan covering substantially all full-time employees with six months of service. Under the Plan, employees may elect to defer up to 15% of compensation (subject to certain limitations). The Company matches one-half of employee contributions up to 6% of compensation. In addition, the Company may make an annual discretionary profit-sharing contribution. Employee contributions, Company matching contributions and related earnings are always 100% vested. Company profit-sharing contributions and related earnings vest 20% a year, with 100% vesting after five years of service. During 1996, 1997 and 1998, the Company's expense for matching contributions was $21,970, $31,362 and $37,527, respectively; there were no profit-sharing contributions for 1996, 1997 or 1998.

15.     Discontinued Operations

        In early 1996, the Company decided to discontinue the operations of its restaurant and franchise subsidiaries, and wrote off the investment in those subsidiaries effective as of December 31, 1995. In early 1996, all operations of the franchising subsidiary, as well as agreements with two franchisees, were terminated. In April 1996, the Company's restaurant subsidiary, UFO, was sold to Upscale Acquisitions, Inc. (Upscale), which is wholly-owned by Mr. Lance Mortensen (see Note
8). Mr. Mortensen is the Chief Executive Officer, president, and a director of Upscale. He is also a stockholder and former director, Chairman of the Board, President, and Chief Executive Officer of the Company.

        The purchase price for the shares of UFO sold to Upscale was $1,000 cash plus a note executed by Upscale for $2,500,000. In addition, under the agreement, the Company advanced $350,000 to UFO subsequent to the purchase. The purchase note was accounted for under the cost recovery method, which defers recognition of income (or reduction of loss) until payments are received. The cash advances were not accounted for under the cost recovery method but were fully reserved at year end 1996 as possibly uncollectible. The note and advances were written off during 1997.

        Net revenues from discontinued operations for 1996 were $1,796,000 (prior to sale of UFO). Operating losses from discontinued operations were $839,999 for 1996 (prior to sale of UFO). The 1996 losses from business disposition and phaseout were charged directly to the reserves established during 1995, as were other expenditures related to the restaurant and franchising operations. During 1996, the reserves were also reduced by $220,000 to reflect adjustments of estimates to the actual Company expenditures. Remaining reserves of $388,000 at the end of 1996, less a $37,000 recovery, were utilized during 1997.

16.     Quarterly Information (unaudited)

        The summarized quarterly financial data presented below and on the following page reflect all adjustments which, in the opinion of management, are of a normal and recurring nature necessary to present fairly the results of operations for the periods presented.

                                      First      Second       Third      Fourth
Year Ended 1997                      Quarter     Quarter     Quarter     Quarter       1997
---------------------------------- ----------- ----------- ----------- ----------- ------------
Net Revenue....................... $6,535,502  $5,552,631  $5,199,556  $6,159,091  $23,446,780
Gross profit......................  2,805,173   2,454,507   1,952,385   2,473,702    9,685,767
Operating Income (loss)...........   (274,612)    237,286     349,336     390,390      702,400
Income (loss) from continuing
  operations......................   (346,921)    183,244     274,663     363,420      474,406
Net Income (loss).................  ($346,921)   $220,126    $274,663    $363,420     $511,288


Basic and diluted earnings/(loss)
  per common share (Note 6):           ($0.05)      $0.01       $0.02       $0.03        $0.02
                                   =========== =========== =========== =========== ============


                                      First      Second       Third      Fourth
Year Ended 1998                      Quarter     Quarter     Quarter     Quarter       1998
---------------------------------- ----------- ----------- ----------- ----------- ------------
Net Revenue....................... $5,982,859  $6,307,531  $6,705,847  $7,221,060  $26,217,297
Gross profit......................  2,384,283   2,572,231   2,737,795   2,943,929   10,638,238
Operating Income .................    351,384     653,554     660,185     662,207    2,327,330
Income from continuing
  operations......................    324,717     542,573     569,477     600,191    2,036,958
Net Income (loss).................   $324,717    $542,573    $569,477    $600,191   $2,036,958


Basic and diluted earnings per
  common share (Note 6):..........      $0.02       $0.04       $0.05       $0.05        $0.16
                                   =========== =========== =========== =========== ============






17.     Subsequent Events

        On March 12, 1999 the Company purchased the operating assets and inventory of Frescala Foods, Inc., a San Antonio, Texas based fresh pasta and sauce producer with an emphasis on private label production, for a consideration of $1,345,000 in cash and 300,000 options with immediate vesting to purchase shares of the Company's common stock (see Note 4). The options have an approximate fair market value of $145,000, an exercise price of $2.33 per share, and a three-year expiration. Additionally, Frescala owners could receive an earn-out based upon Frescala sales above a predetermined level. The earn-out will be calculated during the first year of combined operations. Funding for the transaction will come from a new $750,000 two-year term note, use of existing accounts receivable and inventory line, and cash flow from operations.

                                  Schedule II

                             MONTEREY PASTA COMPANY
                       VALUATION AND QUALIFYING ACCOUNTS


                                                Charged
                                     Balance       to     Write-Offs  Balance
                                    Beginning   Cost and  Charged to    End
                                     of 1996    Expense    Reserves   of 1996
                                    ---------- ---------- ---------- ----------
Allowances against Receivables--
  Spoils, Returns, Adjustments and
    Bad Debts....................... $153,267 $1,061,566  $701,016    $924,285
  Receivable from Related Party.....     --      350,000       --      350,000
Inventory Reserves--
  Spoils and Obsolescence...........   40,000     55,000     40,000     55,000

                                                Charged
                                     Balance       to     Write-Offs  Balance
                                    Beginning   Cost and  Charged to    End
                                     of 1997    Expense    Reserves   of 1997
                                    ---------- ---------- ---------- ----------
Allowances against Receivables--
  Spoils, Returns, Adjustments and
    Bad Debts....................... $924,285   $109,608   $701,016   $332,877
  Receivable from Related Party.....  350,000       --      350,000       --
Inventory Reserves--
  Spoils and Obsolescence...........   55,000     55,000     55,000     55,000

                                                Charged
                                     Balance       to     Write-Offs  Balance
                                    Beginning   Cost and  Charged to    End
                                     of 1998    Expense    Reserves   of 1998
                                    ---------- ---------- ---------- ----------
Allowances against Receivables--
  Spoils, Returns, Adjustments and
    Bad Debts....................... $332,877   $477,674   $498,143   $312,408
Inventory Reserves--
  Spoils and Obsolescence...........   55,000     55,000     80,000     30,000

                                   SIGNATURES

        Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of San Francisco, State of California, on the 17th day of March, 1999.

        MONTEREY PASTA COMPANY


        By:  /s/ R. LANCE HEWITT
                R. Lance Hewitt
                President and Chief
                Executive Officer


        By:  /s/STEPHEN L. BRINKMAN
               Stephen L. Brinkman
               Chief Financial Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated and on the date indicated.

           Name                           Title                     Date
--------------------------  ----------------------------------  -------------
/s/ CHARLES B. BONNER       Director                            March 3, 1999
-------------------------
Charles B. Bonner

/s/ FLOYD R. HILL           Director                            March 5, 1999
-------------------------
Floyd R. Hill

/s/ THOMAS E. KEES          Director                            March 5, 1999
-------------------------
Thomas E. Kees

/s/ R. LANCE HEWITT         President, Chief Executive Officer  March 10, 1999
-------------------------     and Director
R. Lance Hewitt

/s/ VAN TUNSTALL            Director                            March 4, 1999
-------------------------
Van Tunstall

/s/ JAMES WONG              Director                            March 5, 1999
-------------------------
James Wong

                               INDEX TO EXHIBITS

Number    Exhibit Title
--------  ------------------------------------------------------------------

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

  4.3     Stockholder Rights Agreement dated as of May 15, 1996 between the
          Company and Corporate Stock Transfer, as rights agent (incorporated by reference from Item 2 of Form 8-A filed with the Securities and Exchange Commission on May 28, 1996)

  4.4     Amendment to Registration Rights Agreement, dated as of April 20, 1997 among the Company, Spelman and company, inc., and investor, amending the
          Registration Rights Agreement entered into as of April 1996 (incorporated by reference from Exhibit 4.9 filed with the Company's 1996 Form 10-K/A)

  4.5     Registration Rights Agreement dated as of December 31, 1996 among the
          Company, Sentra Securities Corporation and investor (incorporated by reference from Exhibit 4.12 filed with the Company's 1996 Form 10-K/A)

  4.6     Form of Warrant ("Sentra Warrant") for purchase of the Company's Common
          Stock dated March 1997 issued in connection with the Company's March
          1997 Private Placement (incorporated by reference from Exhibit 4.13 filed with the Company's Pre-Effective Amendment No. 1 to the Registration
          Statement on Form S-3 filed on May 6, 1997 ("1997 Amendment No. 1 to Form S-3"))

  4.7*    Stock Purchase Agreement between the Company and Kenneth A. Steel, Jr.
          dated April 29, 1997 (incorporated by reference from Exhibit 4.14 filed with the 1997 Amendment No. 1 to Form S-3)

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

 10.5     Amendment No. 3 dated September 12, 1997 and Amendment No. 4 dated
          February 6, 1998 to Monterey County Production Facility Lease of the
          Company (incorporated by reference from Exhibit 10.5 filed with the Company's September 27, 1998 Quarterly Report on Form 10-Q dated
          November 4, 1998 ("1998 Q3 10-Q"))

 10.6     Trademark Registration -- MONTEREY PASTA COMPANY, under Registration No.
          1,664,278 registered on November 12, 1991 with the U.S. Patent and
          Trademark Office (incorporated by reference from Exhibit 10.09 to the SB-2)

 10.7     Trademark Registration -- MONTEREY PASTA COMPANY, under Registration No.
          1,943,602 registered on December 26, 1995 with the U.S. Patent and
          Trademark Office (incorporated by reference from Exhibit 10.24 to the 1995 Form 10-K)

 10.8     Trademark Registration -- MONTEREY PASTA COMPANY, under Registration No.
          1,945,131 registered on January 2, 1996 with the U.S. Patent and
          Trademark Office (incorporated by reference from Exhibit 10.25 to the 1995 Form 10-K)

 10.9     Trademark Registration -- MONTEREY PASTA COMPANY, under Registration No.
          1,951,624 registered on January 23, 1996 with the U.S. Patent and
          Trademark Office (incorporated by reference from Exhibit 10.26 to the 1995 Form 10-K)

 10.10    Trademark Registration -- MONTEREY PASTA COMPANY, under Registration No.
          1,953,489 registered on January 30, 1996 with the U.S. Patent and
          Trademark Office (incorporated by reference from Exhibit 10.27 to the 1995 Form 10-K)

 10.11    Registration Rights Agreement dated as of June 15, 1995 with the GFL
          Advantage Fund Limited, as amended on October 13 and 19, 1995, respectively, (incorporated by reference from Exhibit 10.02 to the
          1995 Q2 10-Q, and Exhibits 10.6 and 10.7 to the Company's S-3 Registration
          Statement No. 33-96684, filed on December 12, 1995 ("1995 S-3"))

 10.12*   The Company's 401 (k) Plan, established to be effective as of January 1,
          1996, adopted by the Board of Directors on June 7, 1996 (incorporated by reference from Exhibit 10.44 to the Company's Quarterly Report on Form
          10-Q on August 13, 1996 ("1996 Q2 10-Q"))

 10.13* Directed Employee Benefit Trust Agreement dated June 17, 1996 between the Company and The Charles Schwab Trust Company, as Trustee of the
          Company's 401 (k) Plan (incorporated by reference from Exhibit 10.45 to the 1996 Q2 10-Q)

 10.14    Security and Loan Agreement (Accounts Receivable and/or Inventory) dated
          July 24, 1997 between the Company and Imperial Bank (incorporated by reference from Exhibit 10.47 of the Company's Pre-Effective Amendment No. 3
          to Form S-3 filed on October 14, 1997 ("1997 Amendment No. 3 to Form S-3"))

 10.15    Agreement regarding Employment, Trade Secrets, Inventions, and Competition
          dated May 26, 1997 with Lance Hewitt (incorporated by reference from
          Exhibit 10.48 of the 1997 Amendment No. 3 to Form S-3)

 10.16 Employment Agreement dated August 25, 1997 with Mr. Stephen L. Brinkman incorporated by reference from Exhibit 10.49 to the Company's September
          28, 1997 Quarterly Report on form 10-Q filed on November 10, 1997)

 10.17 First Amendment to Security and Loan Agreement dated July 24, 1997 between the Company and Imperial Bank (incorporated by reference from Exhibit 10.50 in the Company's 1997 Form 10-K)

 10.18 Second Amendment to Security and Loan Agreement dated July 24, 1997 between the Company and Imperial Bank (incorporated by reference from Exhibit 10.18 filed with the Company's 1998 Q3 10-Q)

 10.19    Security and Loan Agreement dated July 23, 1998 between the Company and
          Imperial Bank (incorporated by reference from Exhibit 10.19 filed with the Company's 1998 Q3 10-Q)

 10.20    Addendum to Security and Loan Agreement dated July 23, 1998 between the
          Company and Imperial Bank (incorporated by reference from Exhibit 10.20 filed with the Company's 1998 Q3 10-Q)

 10.21    Agreement for Handling and Storage Services between the Company and
          CS Integrated LLC dated February 8, 1999

 10.22    Defined Benefit Administrative Service Agreement between the Company and
          First Mercantile Trust dated December 15, 1998

 27.1     Financial Data Schedule

-------------------------
* Management contract or compensatory plan or arrangement covering executive officers or directors of Monterey Pasta Company and its subsidiary, Upscale Food Outlets, Inc.