Form 10-Q
period 1999-03-28
MONTEREY PASTA CO
filed 1999-04-28
CIK 913032

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

     FOR THE QUARTERLY PERIOD ENDED MARCH 28, 1999.

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

    At April 28, 1999, 12,889,594 shares of common stock, $.001 par value, of the registrant were outstanding.

================================================================================

                             MONTEREY PASTA COMPANY

                                   FORM 10-Q

                               TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements

       Condensed Consolidated Balance Sheets March 28, 1999 (unaudited) and December 27, 1998

       Condensed Consolidated Statements of Operations (unaudited) three months ended March 28, 1999 and March 29, 1998


       Condensed Consolidated Statements of Cash Flows (unaudited) three months ended March 28, 1999 and March 29, 1998

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

  Item 3. Defaults Upon Senior Securities

  Item 4. Submission of Matters to a Vote of Security Holders

  Item 5. Other Information

  Item 6. Exhibits and Reports on Form 8-K

  Signature Page

  Exhibit Index

                             MONTEREY PASTA COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (unaudited)

                                                     March 28,     December 27,
                                                     1999          1998
                                                     ------------  ------------
                             ASSETS
Current assets:
  Cash and cash equivalents ......................      $422,047       $61,645
  Accounts receivable, net........................     2,612,124     2,062,565
  Inventories ....................................     2,111,408     1,813,653
  Prepaid expense and other ......................     1,301,553     1,291,251
                                                     ------------  ------------
    Total current assets..........................     6,447,132     5,229,114

Property and equipment, net ......................     5,442,074     5,261,723
Intangible assets, net............................     1,301,929       174,302
Deposits and other................................       172,893       170,141
                                                     ------------  ------------
    Total assets..................................   $13,364,028   $10,835,280
                                                     ============  ============
             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

  Accounts payable................................     1,696,065     1,330,649
  Accrued liabilities ............................       665,860       518,420
  Current portion of debt.........................     2,884,377     1,779,227
                                                     ------------  ------------
    Total current liabilities.....................     5,246,302     3,628,296

Long-term debt....................................       557,231       497,761

Commitments and contingencies

Stockholders' equity:
  Common stock....................................    39,535,785    39,389,656

  Accumulated deficit.............................   (31,975,290)  (32,680,433)
                                                     ------------  ------------
    Total stockholders' equity....................     7,560,495     6,709,223
                                                     ------------  ------------
    Total liabilities and stockholders' equity....   $13,364,028   $10,835,280
                                                     ============  ============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                             MONTEREY PASTA COMPANY
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                         First Quarter Ended
                                      ------------------------
                                       March 28,    March 29,
                                         1999         1998
                                      ------------ -----------
Net revenues from continuing
  operations.......................... $7,973,250  $5,982,859
Cost of sales.........................  4,895,914   3,598,576
                                      ------------ -----------
Gross profit..........................  3,077,336   2,384,283
Selling, general and administrative...  2,271,773   2,032,899
                                      ------------ -----------
Operating income .....................    805,563     351,384

Loss on disposition of assets.........    (36,729)      --
Other income, (expense), net..........     (1,961)     16,385
Interest expense, net.................    (49,305)    (43,052)
                                      ------------ -----------
Income from continuing operations
  before provision for income
  income taxes........................    717,568     324,717
Provision for income taxes............    (12,426)       --
                                      ------------ -----------
Net income from continuing
  operations..........................   $705,142    $324,717
                                      ============ ===========

Basic and diluted income per share....      $0.06       $0.02

Weighted average common and common
  equivalent shares outstanding....... 12,744,716  14,289,500


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                             MONTEREY PASTA COMPANY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                        Three Months Ended
                                                      --------------------------
                                                      March 28,     March 29,
                                                      1999          1998
                                                      ------------  ------------
Cash flows from operating activities:
Net income from operations............................   $705,142      $324,717
Adjustments to reconcile net income from
  operations to net cash provided by (used in)
  operating activities:
  Depreciation and amortization.......................    273,014       238,151
  Provisions for allowances for bad debts,
    returns, adjustments and spoils...................   (146,382)       11,631
  Loss on disposition of property and equipment.......     36,729         --
  Expenses paid in common stock options...............      --           51,000
  Changes in assets and liabilities:
    Accounts receivable...............................   (403,177)      730,643
    Inventories.......................................    (80,480)       36,485
    Prepaid expenses and other........................    (13,054)      214,294
    Accounts payable..................................    365,416        (7,982)
    Accrued expenses..................................    147,440      (146,157)
                                                      ------------  ------------
    Net cash provided by operations...................    884,648     1,452,782

Cash flows from investing activities:
  Acquisition of business operating assets............ (1,415,633)     (109,599)
  Repurchase of common stock..........................      --       (2,750,873)
  Purchase of property and equipment..................   (274,363)     (355,518)
                                                      ------------  ------------
    Net cash used in investing activities............. (1,689,996)   (3,215,990)

Cash flows from financing activities:
  Bank overdrafts.....................................      --           (5,692)
  Proceeds from revolving line of credit..............  4,544,269          --
  Repayments on revolving line of credit.............. (3,816,439)     (250,000)
  Proceeds from long term debt........................    750,000     2,400,000
  Repayment of long-term debt and capital
   lease obligations..................................   (313,210)     (655,164)
  Proceeds from issuance of common stock..............      1,130           740
                                                      ------------  ------------
    Net cash provided by financing activities.........  1,165,750     1,489,884

Net increase (decrease) in cash and cash equivalents..    360,402      (273,324)
Cash and cash equivalents, beginning of period........     61,645       410,228
                                                      ------------  ------------
Cash and cash equivalents, end of period..............   $422,047      $136,904

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                             MONTEREY PASTA COMPANY

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.      Basis of Presentation

        The condensed consolidated financial statements have been prepared by Monterey Pasta Company (the "Company") and are unaudited. Certain amounts shown in the 1998 financial statements have been reclassified to conform with the current presentation. The financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not necessarily include all information and footnotes required by generally accepted accounting principles and should be read
in conjunction with the Company's 1998 Annual Report on Form 10-K.   In
the opinion of the Company, all adjustments necessary to present fairly the Company's consolidated financial position, results of operations and cash flows as of March 28, 1999, and for all periods presented have been recorded. A description of the Company's accounting policies and other financial information is included in the audited consolidated financial statements as filed with the Securities and Exchange Commission in the Company's Form 10-K for the year ended December 27, 1998. The consolidated results of operations for the interim quarterly periods are not necessarily indicative of the results expected for the full year.

2.      Business Acquisition and Statement of Cash Flows

On March 12, 1999 the Company purchased the operating assets and inventory of Frescala Foods, Inc., a San Antonio, Texas based fresh pasta and sauce producer with an emphasis on private label production. The consideration to the seller consisted of $1,345,000 in cash and 300,000 options with immediate vesting to purchase shares of the Company's common stock (see Note 4). The options have an approximate fair market value of $145,000, an exercise price of $2.33 per share, and a three-year expiration. Additionally, Frescala owners could receive an earn-out based upon Frescala sales above a predetermined level. The earn-out will be calculated during the first year of combined operations. Funding for the transaction came from a new $750,000 two-year term loan, use of existing accounts receivable and inventory line, and cash flow from operations.

        The total consideration of $1,490,000, plus related acquisition costs of $70,000, was allocated to identifiable fixed assets totaling $200,000 and inventories of $217,000. The balance of $1,143,000, which includes trademarks and recipes not specifically quantifiable, was charged to goodwill.





3. INVENTORIES

    Inventories consisted of the following:

                                             March 28,     December 27,
                                             1999          1998
                                             ------------  ------------
  Production--Ingredients..................     $660,006      $865,693
  Production--Finished goods...............      926,069       560,762
  Paper goods and packaging materials......      555,333       417,198
                                             ------------  ------------
                                               2,141,408     1,843,653
  Reserve for spoils and obsolescence......      (30,000)      (30,000)
                                             ------------  ------------
                                              $2,111,408    $1,813,653
                                             ============  ============


4. PROPERTY AND EQUIPMENT

    Property, plant and equipment consisted of the following:

                                             March 28,     December 27,
                                             1999          1998
                                             ------------  ------------
Machinery and equipment....................   $5,722,115    $5,024,208
Leasehold improvements.....................    1,852,956     1,852,958
Computers, office furniture and equipment..      673,194       760,060
Vehicles...................................      310,942       310,942
                                             ------------  ------------
                                               8,559,207     7,948,168
Less accumulated depreciation and
  amortization.............................   (3,394,764)   (3,188,936)
                                             ------------  ------------
                                               5,164,443     4,759,232
Construction in progress...................      277,631       502,491
                                             ------------  ------------
                                              $5,442,074    $5,261,723
                                             ============  ============


5. NOTES, LOANS, AND CAPITALIZED LEASES PAYABLE

    Components of long-term debt included
     the following:

                                             March 28,     December 27,
                                             1999          1998
                                             ------------  ------------
Credit Facility:
  Receivable and inventory revolver........   $1,251,086      $523,256
  Equipment revolver.......................      233,332       274,999
  Term loan................................      750,000          --
  Equipment term loan......................    1,000,000     1,250,000
Capitalized leases payable.................      207,190       228,733
                                             ------------  ------------
                                               3,441,608     2,276,988
  Less current maturities..................    2,884,377     1,779,227
                                             ------------  ------------
                                                $557,231      $497,761
                                             ============  ============

        Credit Facility

        The March 12, 1999 acquisition of Frescala Foods, Inc., with an initial cash outlay of $1,345,000, necessitated the negotiation of a new two-year term loan in the amount of $750,000 with an interest rate of prime plus .25%, a maturity date of March 5, 2001, and principal payments
of $31,250 per month.   At the same time the rates on the two existing
term notes were adjusted from .75% over prime to .25% over prime.
Certain loan covenants were also adjusted to reflect balance sheet ratios expected from the assimilation of the new business. At March 28, 1999 the following credit facility was in place with an expiration date of 7/22/99:

- Accounts receivable and inventory revolver for up to $1,500,000 with interest at prime (7.75% at 3/28/99)
- Equipment revolver for up to $500,000 with interest at prime plus .25% (8.0% at 3/28/99), payable at $13,889 monthly, plus interest
- Term note for up to $2,000,000 plus interest at prime plus .25% (8.00% at 3/28/99), payable at $83,333 monthly, plus interest
- Term note for $750,000 plus interest at prime plus .25% (8.0% at 3/28/99), payable at $31,250 monthly, plus interest

     The equipment revolver and term notes are expected to be renewed and continue to be amortized as long term notes and, accordingly, are classified as long term in the accompanying balance sheets.

6.      Income Taxes

        The Company's income tax expense for the three months ended March 28, 1999 consists of $12,426 for current State taxes. The remainder of Federal and State of California income taxes were fully offset by net operating loss carryforwards.

7.      Litigation and Contingencies

        There are no material pending legal proceedings, other than ordinary, routine litigation incidental to the Company's business, to which the Company is a party or to which any of its property is subject. The
Company's former subsidiary, Upscale Food Outlets ("UFO"), has been a defendant in several lawsuits alleging breach of payment in vendor related matters. The Company sold UFO in 1996, and the new owner assumed all current and future liabilities associated with that business.
Although there can be no assurance given as to the results of such legal proceedings, based upon information currently available, management does not believe these proceedings will have a material adverse effect on the financial position, cash flows, or results of operations of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

        The following discussion should be read in conjunction with the financial statements and related notes and other information included in this report. The financial results reported herein do not indicate the financial results that may be achieved by the Company in any future period.

Other than the historical facts contained herein, this Quarterly Report contains forward-looking statements that involve substantial risks and uncertainties. For a discussion of such risks and uncertainties, please see the Company's Annual Report on Form 10-K for the year ended December 27, 1998. In addition to the risks and uncertainties discussed in the Annual Report, the risks set forth herein, including the Company's recent operating losses and ability to attract and retain qualified management, should be considered.

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

        The Company sells its pasta and pasta sauces through leading grocery store chains and club stores. As of March 28, 1999, approximately 4,400 grocery and club stores offered the Company's products. The Company plans to continue expansion of its distribution to grocery and club stores in its current market area and to further its penetration in other geographic regions of the U.S.

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

- Use the Company's Internet presence to create awareness of, and make available, Monterey Pasta products in areas in which they are not currently available, and to support the Company's existing retail and club store accounts.

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

Results of Operations

        Net revenues from continuing operations were $7,973,000 for the quarter ended March 28, 1999, as compared to $5,983,000 for the quarter ended March 29, 1998, a 33% increase. The sales gain primarily resulted from increased number of retail and club stores compared to first quarter of 1998.

        Gross profit was $3,077,000 or 39% of net revenues for the first quarter 1999, compared to $2,384,000 or 40% for the first quarter of 1998. This compares to a 41% gross margin for the year ended December 27, 1998. The gross profit decline compared to year-end 1998 was primarily caused by the write-off of obsolete packaging inventory.

        Selling, general and administrative expenses for the
quarter ended March 28, 1999 were $2,272,000, an increase of $239,000 or 12% when compared to the same quarter last year when they were
$2,033,000.   The increase is primarily attributable to variable selling expenses associated with the 33% sales increase compared to first quarter of 1998.

        Depreciation and amortization expense, included in cost of sales and selling, general and administrative expenses, was $273,000 or 3% of net revenues for the quarter ended March 28, 1999, compared to $238,000 or 4% of net revenues for the first quarter of 1998. Amortization of intangibles increased by $11,000 compared to first quarter of 1998 because of goodwill associated with the February 1998 acquisition of certain assets of M.C. Rossi, Inc., and the March 1999 acquisition of Frescala Foods, Inc.

        There was a $37,000 loss on disposition of fixed assets for the quarter ended March 28, 1999, compared to no gain or loss during the first quarter of 1998. During the first quarter of 1999, the Company disposed of obsolete computer equipment replaced as part of its process of ensuring compliance with year 2000 issues.

        Net interest expense was $49,000 for the first quarter of 1998,
compared to $43,000 for the same period in 1997.   The net increase in
interest expense resulted from borrowings to repurchase common stock from Clearwater Fund IV LLC in March 1998, and from a partial month's interest associated with the borrowings to purchase the Frescala Foods, Inc. assets on March 12, 1999.

Liquidity and Capital Resources

        As discussed under "Credit Facility" in Note 6, the asset acquisition of Frescala Foods, Inc. necessitated the addition of a new term note in the amount of $750,000 payable over 24 months beginning in April 1999, along with further borrowings on the Company's revolving credit line. The Company owed the bank $3,234,000 at March 28, 1999
compared with $3,103,000 on March 29, 1998.   The credit capacity is
now $4,750,000, of which $2,624,000 was outstanding on April 27, 1999. Management believes that earnings before interest, taxes, depreciation, and amortization (EBITDA) will be sufficient to service fixed monthly payments plus interest (at present, approximately $1.9 million annually), anticipated capital expenditures (approximately $1.1 million in 1999), and provide funds for reduction in working capital
borrowings.   The Company's credit facility expires on July 22, 1999
and will have to be replaced or extended by that date.

        During the three month period ended March 28, 1999, $885,000 of cash was provided by the Company's operations, compared to $1,453,000 cash provided in the first quarter, 1998. The 1998 decline, in spite of a $472,000 improvement in EBITDA, was primarily related to a net increase in other elements of working capital as a result of the rapid sales expansion.

Sales and Marketing

        The Company's sales and marketing strategy is twofold and targets sustainable growth in distribution of its products and the introduction of innovative new products to keep the Company positioned as the category leader in the marketplace.

        Expansion of the Company's club store business continued in the first quarter of 1999 with the full rollout of its products to the 35 warehouses in Costco's Los Angeles division. In addition, the Company introduced its products into Costco's San Diego division during the quarter. Monterey Pasta products are now found in all operating divisions of Costco. Distribution of the Company's products also continues to grow with the national expansion of Sam's Club. The
Company's products are now found in over 390 Sam's Club Stores locations nationwide.

        During the first quarter of 1999 the Company's retail grocery distribution increased significantly with the addition of more than 200 Ralph's stores in the Los Angeles market, and the addition of more than 150 Smart & Final locations in the western United States. The Company's acquisition in March 1999 of Frescala Foods, Inc. added 750 retail outlets to the Company's national distribution, including major regional chains Fred Meyer, HEB, Randall's and King Soopers bringing the total number of grocery and Club stores offering the Company's products to approximately 4,400.

        In keeping with its position as the category leader in product innovation, late in the first quarter of 1999, the Company introduced a new line of "Tortelloni Grandi" products, which feature the largest tortelloni available in the marketplace. Initial offerings in the line include Spinach and Cheese Tortelloni Grandi and Five Cheese Tortelloni Grandi. In addition, the Company made several additions to its recently introduced Restaurant Style line of pastas and sauces. These new offerings included Chicken Rosemary Ravioli and Garden Fresh Marinara Sauce.

Major Customers

        Two of the Company's customers, Costco and Sam's Club Stores, accounted for 45% and 37%, respectively, of the Company's sales for the three months ended March 28, 1999. No other customer accounted for greater than 10% of net revenues for the period.

Business Risks

        Certain characteristics and dynamics of the Company's business and of financial markets generally create risks to the Company's long-term success and to predictable quarterly results. These risks include:

- Recent Operating Losses: No Assurance of Continued Profitability. In the second quarter of 1994, the Company reported its first
operating loss from continuing operations.   Subsequent to that
quarter the Company incurred losses through the first quarter of 1997, after which it regained profitability, which has continued for
eight consecutive quarters.   At March 28, 1999, the Company had an
accumulated deficit of $31,975,000. There can be no assurance that the Company will maintain its recent profitability in the long term.


- Liquidity:  Need for Additional Capital.   Management believes that
its operations and existing bank lines of credit will provide adequate liquidity to meet the Company's planned capital and operating requirements for normal operations through 1999, assuming that its existing bank loans can be extended when they expire in July 1999. If the Company's operations do not provide cash sufficient to fund its operations, and the Company seeks outside financing, there can be no assurance that the Company will be able to obtain such financing when needed, on acceptable terms, or at all. In addition, any future equity financing or convertible debt financing would cause the Company's stockholders to incur dilution in net tangible book value per share of Common Stock.

- Hiring and Retention of Key Personnel. The success of the Company depends on its ability to retain key executives, and to motivate and retain other key employees and officers. The Company has key man insurance policies in place in the face amount of $500,000 for its Chief Executive Officer, R. Lance Hewitt, and its Chief Financial Officer, Stephen L. Brinkman. There can be no assurance that significant management turnover will not occur in the future.

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

- Volatility of Stock Price. The market price of the Company's common stock has fluctuated substantially since the initial public offering of the Company's common stock in December 1993. Such volatility may, in part, be attributable to the Company's operating results or to changes in the direction of the Company's expansion efforts. In addition, changes in general conditions in the economy, the financial markets or the food industry, natural disasters or other developments affecting the Company or its competitors could cause the market price of the Company's common stock to fluctuate substantially. In addition, in recent years, the stock market has experienced extreme price and volume fluctuations. This volatility has had a significant effect on the market prices of securities issued by many companies, including the Company, for reasons sometimes unrelated to the operating performance of these companies. Any shortfall in the Company's net sales or earnings from levels expected by securities analysts or the market could have an immediate and significant adverse effect on the trading price of the Company's common stock in any given period. Additionally, the Company may not learn of such shortfalls until late in the fiscal quarter. This could result in an even more immediate and significant adverse effect on the trading price of the Company's common stock upon announcement of the shortfall or quarterly operating results.

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

- Dependence on Major Customers. In first quarter of 1999, two customers, Costco and Sam's Club Stores accounted for 45% and 37%, respectively, of the Company's total net revenues. The Company currently sells its products to six separate Costco regions which make purchasing decisions independently of one another. These regions re-evaluate, on a regular basis, the products carried in their stores. There can be no assurance that these Costco regions will continue to offer Monterey Pasta products in the future or continue to allocate Monterey Pasta the same amount of shelf space. The Company currently has a one-year agreement, which expires 12/31/99, to supply its products to approximately 390 Sam's Club Stores. Purchasing decisions are made at the company headquarters with input from the store level. While the Company is in the third year of its relationship with Sam's, there can be no assurance that Sam's Club Stores will continue to carry its products. Loss of either of these customers, Costco or Sam's Club Stores, would have a material adverse effect on the Company.

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

The Company utilizes software vendors for its major computer program
applications.   The Company has a task force in place to address
"Year 2000" issues and installation of a year 2000 compliant version of the Company's financial, inventory, and production software was completed in November, 1998. The Company has also completed the work necessary to make its internal personal computer network year 2000 compliant during March 1999. Updating telephones, facsimile machines and labeling equipment for year 2000 is scheduled to be complete by mid-1999.

In addition, the Company has been in contact with its suppliers and other third parties to determine the extent to which they may be vulnerable to year 2000 issues. As this assessment continues, matters may come to the Company's attention, which could give rise to the need for remedial measures, which have not yet been identified. The Company cannot currently predict the potential effect of third parties "year 2000" issues on its business. It is expected that assessment, remediation and contingency planning activities will be on going throughout 1999, with the goal of appropriately resolving all material internal systems and third party issues. The Company intends to utilize both internal and external resources to reprogram, replace and test the systems for the year 2000 modifications.

The Company does not believe that the cost of becoming year 2000 compliant will be in excess of $85,000. To date the Company has incurred approximately $80,000 of that expense, for assessment of the year 2000 issue, development of a modification plan, the installation of a year 2000 compliant version of its financial, inventory, and production software, and an update of its personal computer network.


 The final cost of the project and the dates on which the Company believes it will complete the year 2000 modifications are based on management's best estimates. However, there can be no guarantee that these estimates will be achieved. Failure to be year 2000 compliant in a timely fashion could have a material adverse effect on the Company's operations and financial condition.


PART II.  OTHER  INFORMATION

Item 1.         Legal Proceedings

        There are no material pending legal proceedings, other than ordinary, routine litigation incidental to the Company's business, to which the Company is a party or to which any of its property is subject. The
Company's former subsidiary, Upscale Food Outlets ("UFO"), has been a defendant in several lawsuits alleging breach of payment in vendor related matters. The Company sold UFO in 1996, and the new owner assumed all current and future liabilities associated with that business.
Although there can be no assurance given as to the results of such legal proceedings, based upon information currently available, management does not believe these proceedings will have a material adverse effect on the financial position, cash flows, or results of operations of the Company.

Item 2.         Changes in Securities

                  None

Item 3.         Defaults Upon Senior Securities

                  None

Item 4.         Submission of Matters to a Vote of Security Holders

                  None

Item 5.         Other Information

                  None

Item 6.         Exhibits and Reports on Form 8-K

         The Company filed the following report on Form 8-K during the quarter ended March 28, 1999.

- Report on Form 8-K filed March 17, 1999 reported the acquisition of the operating assets of Frescala Foods, Inc. ("Frescala Foods") effective March 12, 1999 for a consideration of $1,345,000 in cash and 300,000 options with immediate vesting to purchase shares of the Company's Common stock. The shareholders of Frescala Foods may receive additional cash consideration pursuant to earnout provisions in the Asset Purchase Agreement if the Company achieves enumerated sales milestones relating to existing and new business.

SIGNATURES



        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                               MONTEREY PASTA COMPANY


Date:  April 28, 1999          By: /s/ R. LANCE HEWITT
                              ---------------------------------
                                R. Lance Hewitt
                                President and Chief
                                Executive Officer


                               By: /s/ STEPHEN L. BRINKMAN
                              ---------------------------------
                                Stephen L. Brinkman
                                Chief Financial Officer

                               INDEX TO EXHIBITS

Number                           Exhibit title

3.1
Certificate of Incorporation dated August 1, 1996 (incorporated by reference from Exhibit B to the Company's 1996 Proxy)
3.2
Bylaws of the Company (incorporated by reference from Exhibit C to the 1996 Proxy)
4.1
Form of Warrant for purchase of the Company's Common Stock, dated as of July 1, 1996 (incorporated by reference from Exhibit 4.5 filed with the Company's 1996 Form S-3)
4.2
Form of Registration Rights Agreement dated April 1996, among the
Company, Spelman & Co., Inc. and investor (incorporated by
reference from Exhibit 10.42 filed with the Company's Original
March 31, 1996 Quarterly Report on Form 10-Q on May 1, 1996
("1996 Q1 10-Q"))
4.3
Stockholder Rights Agreement dated as of May 15, 1996 between the
Company and Corporate Stock Transfer, as rights agent
(incorporated by reference from Item 2 of Form 8-A filed with the Securities and Exchange Commission on May 28, 1996)
4.4
Amendment to Registration Rights Agreement dated as of April 20, 1997 among the Company, Spelman & Co., Inc. and investor, amending the Registration Rights Agreement entered into as of April, 1996
(incorporated by reference from Exhibit 4.9 filed with the
Company's 1996 Form 10-K/A)
4.5
Registration Rights Agreement dated as of December 31, 1996 among the Company, Sentra Securities Corporation and investor (incorporated by reference from Exhibit 4.12 filed with the Company's 1996 Form
10-K/A)
4.6
Form of Warrant ("Sentra Warrant") for purchase of Company's
Common Stock dated March 1997 issued in connection with the
Company's March 1997 Private Placement (incorporated by reference from Exhibit 4.13 filed with the Company's Pre-Effective
Amendment No. 1 to the Registration Statement on Form S-3 filed on May 6, 1997 ("1997 Amendment No. 1 to Form S-3"))
4.7*
Stock Purchase Agreement between the Company and Kenneth A. Steel, Jr. dated April 29, 1997 (incorporated by reference from Exhibit 4.14 filed with the 1997 Amendment No. 1 to Form S-3)
10.1*
Second Amended and Restated 1993 Stock Option Plan (as amended on
August 1, 1996) (incorporated by reference to Exhibit 10.1 filed with the Company's 1996 Form 10-K)
10.2*
1995 Employee Stock Purchase Plan (incorporated by reference from
Exhibit 10.15 to the Company's 1994 Form 10-K)
10.3
Monterey County Production Facility Lease of the Company, as amended
 (incorporated by reference from Exhibit 10.03 to the SB-2)
10.4
Amendment No. 1 dated February 1, 1995 and Amendment No. 2 dated
March 1, 1995 to Monterey County Production Facility Lease of the
Company  (incorporated by reference from Exhibit 10.6 filed with the 1995 Form 10-K)
10.5
Amendment No. 3 dated September 12, 1997, and Amendment No. 4 dated February 6, 1998 to Monterey County Production Facility Lease of
the Company (incorporated by reference from Exhibit 10.5 filed with the Company's September 27, 1998 Quarterly Report on Form 10-Q
dated November 4, 1998 ("1998 Q3 10-Q"))
10.6
Trademark Registration - MONTEREY PASTA COMPANY, under Registration
No. 1,664,278, registered on November 12, 1991 with the U.S.
Patent and Trademark Office (incorporated by reference from
Exhibit 10.09 to the SB-2)
10.7
Trademark Registration - MONTEREY PASTA COMPANY, under Registration
No. 1,943,602, registered on December 26, 1995 with the U.S.
Patent and trademark Office (incorporated by reference from
Exhibit 10.24 to the 1995 Form 10-K)
10.8
Trademark Registration - MONTEREY PASTA COMPANY and Design, under Registration No. 1,945,131, registered on January 2, 1996 with the U.S. Patent and trademark Office (incorporated by reference from Exhibit 10.25 to the 1995 Form 10-K)
10.9
Trademark Registration-MONTEREY PASTA COMPANY and Design, under Registration No. 1,951,624, registered on January 23, 1996 with the U.S. Patent and Trademark Office (incorporated by reference from Exhibit 10.26 to the 1995 Form 10-K)
10.10
Trademark Registration-MONTEREY PASTA COMPANY and Design, under Registration No. 1,953,489, registered on January 30, 1996 with the U.S. Patent and Trademark Office (incorporated by reference from Exhibit 10.27 to the 1995 Form 10-K)
10.11
Registration Rights Agreement dated as of June 15, 1995 with GFL
Advantage Fund Limited, as amended on October 13 and 19, 1995, respectively (incorporated by reference from Exhibit 10.2 to the
1995 Q2 10-Q, and Exhibits 10.6 and 10.7 to the Company's S-3
Registration Statement No. 33-96684, filed on December 12, 1995
("1995 S-3"))
10.12*
The Company's 401(k) Plan, established to be effective as of January 1, 1996, adopted by the Board of Directors on June 7, 1996
(incorporated by reference from Exhibit 10.44 to the Company's
Quarterly Report on Form 10-Q on August 13, 1996 ("1996 Q2 10-Q"))
10.13*
Directed Employee Benefit Trust Agreement dated June 17, 1996 between the Company and The Charles Schwab Trust Company, as Trustee of the Company's 401(k) Plan (incorporated by reference from Exhibit 10.45 to the 1996 Q2 10-Q)
10.14
Security and Loan Agreement (Accounts Receivable and/or Inventory) dated July 24, 1997 between the Company and Imperial Bank (incorporated by reference from Exhibit 10.47 of the Company's Pre-Effective
Amendment No. 3 to Form S-3 filed on October 14, 1997 ("1997
Amendment No. 3 to Form S-3"))
10.15*
Agreement Regarding Employment, Trade Secrets, Inventions, and Competition dated May 26, 1997 with Mr. R. Mr. Lance Hewitt (incorporated by reference from Exhibit 10.48 of the 1997 Amendment No. 3 to Form S-3)
10.16*
Employment Agreement dated August 25, 1997 with Mr. Stephen L. Brinkman (incorporated by reference to Exhibit 10.49, in the Company's
September 28, 1997 Quarterly Report on Form 10-Q filed on November
10, 1997)
10.17
First Amendment to Security and Loan Agreement dated July 24, 1997 between the Company and Imperial Bank (incorporated by reference from
Exhibit 10.50  in the Company's 1997 Form 10-K)
10.18
Second Amendment to Security and Loan Agreement dated July 24, 1997 between the Company and Imperial Bank (incorporated by reference from Exhibit 10.18 filed with the Company's 1998 Q3 10-Q)
10.19
Security and Loan Agreement dated July 23, 1998 between the Company and Imperial Bank (incorporated by reference from Exhibit 10.19 fled with the Company's 1998 Q3 10-Q)
10.20
Addendum to Security and Loan Agreement dated July 23, 1998 between the Company and Imperial Bank (incorporated by reference from Exhibit 10.20 (incorporated by reference from Exhibit 10.20 filed with the Company's 1998 Q3 10-Q)
10.21
Agreement for Handling and Storage Services between the Company and CS Integrated LLC dated February 5, 1999
10.22
Defined Contribution Administrative Service Agreement between the
Company and First Mercantile Trust dated December 15, 1998
10.23
First Amendment to Security and Loan Agreement and Addendum thereto between the Company and Imperial Bank dated July 23, 1998
10.24
Agreement for Purchase and Sale of Assets dated as of March 12, 1999, by and among the Company and the shareholders of Frescala Foods, Inc. (incorporated by reference from Exhibit 2.1 filed with the Company's
8-K on March 17, 1999)
27.1
Financial Data schedule


* Management contract or compensatory plan or arrangement covering executive officers or directors of Monterey Pasta Company and its former subsidiary, Upscale Food Outlets, Inc.