Form 10-Q
period 1999-06-27
MONTEREY PASTA CO
filed 1999-08-06
CIK 913032

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                           ---------------------------

                                    FORM 10-Q

(Mark One)

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

         FOR THE QUARTERLY PERIOD ENDED JUNE 27, 1999.

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

                           TELEPHONE : (831) 753-6262
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes X                No ____

At August 6, 1999, 12,916,316 shares of common stock, $.001 par value, of the registrant were outstanding.

                            MONTEREY PASTA COMPANY

                                   FORM 10-Q

                               TABLE OF CONTENTS




                                                                                                               Page
PART 1. FINANCIAL INFORMATION

              Item 1. Financial Statements

                      Condensed Consolidated Balance Sheets (unaudited)
                        June 27, 1999 and December 27, 1998                                                       3

                      Condensed Consolidated Statements of Operations
                        (unaudited) Second Quarter Ended June 27, 1999 and June
                        28, 1998 and the
                        Six Months Ended June 27, 1999 and June 28, 1998                                          4

                      Condensed Consolidated Statements of Cash Flows (unaudited)
                        Six Months Ended June 27, 1999 and June 28, 1998                                          5

                      Notes to Unaudited Consolidated Financial Statements                                        6

              Item 2. Management's Discussion and Analysis of Financial Condition and
                        Results of Operations                                                                     8

PART II. OTHER INFORMATION

              Item 1. Legal Proceedings                                                                          13

              Item 2. Changes in Securities                                                                      13

              Item 3. Defaults Upon Senior Securities                                                            13

              Item 4. Submission of Matters to a Vote of Security Holders                                        13

              Item 5. Other Information                                                                          13

              Item 6.  Exhibits and Reports on Form 8-K and S-8                                                  13

              Signature Page                                                                                     14

              Exhibit Index                                                                                      15

                        PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            MONTEREY PASTA COMPANY

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                        JUNE 27, 1999         DECEMBER 27, 1998
                                                                        -------------         -----------------
ASSETS
Current assets:
  Cash and cash equivalents..............................               $      32,320                $   61,645
  Accounts receivable, net...............................                   2,490,298                 2,062,565
  Inventories............................................                   2,151,282                 1,813,653
  Prepaid expenses and other.............................                   1,037,552                 1,291,251
                                                                         ------------                ----------

          Total current assets...........................                   5,711,452                 5,229,114

Property and equipment, net..............................                   5,496,013                 5,261,723
Intangible assets, net...................................                   1,265,217                   174,302
Deposits and other.......................................                     152,816                   170,141
                                                                         ------------                ----------

          Total assets...................................                 $12,625,498               $10,835,280
                                                                         ------------                ----------
                                                                         ------------                ----------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.......................................                   1,431,395                 1,330,649
  Accrued liabilities....................................                     482,580                   518,420
  Current portion of long-term debt......................                   1,961,389                 1,779,227
                                                                         ------------                ----------
          Total current liabilities......................                   3,875,364                 3,628,296
                                                                         ------------                ----------

Long-term debt...........................................                     147,728                   497,761
                                                                         ------------                ----------

Commitments and contingencies............................

Stockholders' equity:
  Common stock...........................................                  39,644,885                39,389,656
  Accumulated deficit....................................                 (31,042,479)              (32,680,433)
                                                                         ------------                ----------
  Total stockholders' equity.............................                   8,602,406                 6,709,223
                                                                         ------------                ----------

          Total liabilities and stockholders' equity.....                 $12,625,498               $10,835,280
                                                                         ------------                ----------
                                                                         ------------                ----------


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                            MONTEREY PASTA COMPANY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)



                                                            SECOND QUARTER ENDED                      SIX MONTHS ENDED
                                                            --------------------                      ----------------
                                                        JUNE 27, 1999      JUNE 28, 1998       JUNE 27, 1999       JUNE 28, 1998
                                                     ----------------    ---------------     ---------------    ----------------
Net revenues from continuing operations.......       $      9,099,526    $     6,307,531     $    17,072,776    $     12,290,390
Cost of sales.................................              5,468,017          3,735,300          10,363,931           7,333,876
                                                     ----------------    ---------------     ---------------    ----------------
Gross profit..................................              3,631,509          2,572,231           6,708,845           4,956,514

Selling, general and administrative ..........              2,644,572          1,918,677           4,916,345           3,951,576
                                                     ----------------    ---------------     ---------------    ----------------

Operating income (loss).......................                986,937            653,554           1,792,500           1,004,938

Gain (loss) on disposition of assets..........                 20,500         (   7,519)            (16,229)           (  7,519)
Other income (expense), net...................               (  3,144)        (   3,933)             (5,105)             11,922
Interest expense, net.........................               ( 49,833)        (  81,761)            (99,138)           (124,283)
                                                     ----------------    ---------------     ---------------    ----------------

Income from continuing operations before
     provision for income taxes...............                954,460            560,341           1,672,028             885,058

Provision for income taxes....................                (21,649)           (17,768)            (34,075)            (17,768)
                                                     ----------------    ---------------     ---------------    ----------------

Net income from continuing operations.........                932,811            542,573           1,637,953             867,290
                                                     ----------------    ---------------     ---------------    ----------------


Basic and diluted income per share............         $         0.07          $    0.04         $     0.13         $       0.06
                                                     ----------------    ---------------     ---------------    ----------------
                                                     ----------------    ---------------     ---------------    ----------------

Primary shares outstanding..................,,             12,579,768         12,541,812          12,561,515          13,415,656

Diluted shares outstanding....................             12,969,956         12,541,812          12,857,336          13,415,656


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                         MONTEREY PASTA COMPANY
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)


                                                                                 SIX MONTHS ENDED
                                                                                 ----------------
                                                                     JUNE 27, 1999               JUNE 28, 1998
                                                                     -------------               -------------
Cash flows from operating activities:
Net income from operations.......................................    $   1,637,953                 $   867,290
Adjustments to reconcile net income from continuing
   to net cash provided by (used in) operating activities:
       Depreciation and amortization.............................          573,362                     487,853
           Provisions for allowances for bad debts, returns,
           adjustments and spoils................................         (141,404)                     42,493
           Loss on disposition of property and equipment.........           16,229                       7,519
           Expenses paid in common stock and options.............                -                      51,000
           Changes in assets and liabilities:
              Accounts receivable................................        (286,329)                     207,745
              Inventories........................................        (120,354)                     107,536
              Prepaid expenses and other.........................         253,699                      551,823
              Accounts payable...................................         100,746                      220,556
              Accrued expenses...................................         (35,840)                    (352,472)
              Deposits...........................................          17,325                            -
                                                                        ---------                    ---------
           Net cash provided by operations.......................       2,015,387                    2,191,343

Cash flows from investing activities:
       Proceeds from sale of assets..............................          20,500                       5,293
       Acquisition of business operating assets..................      (1,418,158)                   (109,599)
       Purchase of property and equipment........................        (589,413)                    (589,929)
                                                                        ---------                    ---------
             Net cash used in investing activities...............      (1,987,071)                    (694,235)
                                                                        ---------                    ---------

Cash flows from financing activities:
           Proceeds from revolving line of credit................       8,292,804                    1,475,468
           Repayments on revolving line of credit................      (8,490,070)                  (1,918,084)
           Proceeds from long term debt..........................         750,000                    2,400,000
           Repayment of long term debt and capital lease
             obligations.........................................        (720,605)                    (967,693)
           Repurchase of common stock............................               -                   (2,735,873)
           Proceeds from issuance of common stock................         110,230                          740
                                                                        ---------                    ---------
              Net cash provided by financing activities..........         (57,641)                  (1,745,442)
                                                                        ---------                    ---------

Net (decrease) in cash and cash equivalents......................         (29,325)                    (248,334)
                                                                        ---------                    ---------
Cash and cash equivalents, beginning of period...................          61,645                      410,228
                                                                        ---------                    ---------
Cash and cash equivalents, end of period.........................    $     32,320                 $    161,894
                                                                        ---------                    ---------
                                                                        ---------                    ---------


       The accompanying notes are an integral part of these consolidated financial statements.

                           MONTEREY PASTA COMPANY
    NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION

          The condensed consolidated financial statements have been prepared by Monterey Pasta Company (the "Company") and are unaudited. Certain amounts shown in the 1998 financial statements have been reclassified to conform to the current presentation. The financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not necessarily include all information and footnotes required by generally accepted accounting principles and should be read in conjunction with the Company's 1998 Annual Report on Form 10-K. In the opinion of the Company, all adjustments necessary to present fairly the Company's consolidated financial position, results of operations and cash flows as of June 27, 1999, and for all periods presented, have been recorded. A description of the Company's accounting policies and other financial information is included in the audited consolidated financial statements as filed with the Securities and Exchange Commission in the Company's Form 10-K for the year ended December 27, 1998. The consolidated results of operations for the interim quarterly periods are not necessarily indicative of the results expected for the full year.

2. BUSINESS ACQUISITION AND STATEMENT OF CASH FLOWS

          On March 12, 1999 the Company purchased the operating assets and inventory of Frescala Foods, Inc. ("Frescala"), a San Antonio, Texas based fresh pasta and sauce producer with an emphasis on private label production. The consideration to Frescala consisted of $1,345,000 in cash and fully vested options to purchase 300,000 shares of the Company's common stock (see
Item 6). The options have an approximate fair market value of $145,000, an exercise price of $2.33 per share, and a three-year expiration. Additionally, Frescala owners could receive an earn-out based upon Frescala sales above a predetermined level. The earn-out will be calculated during the first year of combined operations. Funding for the transaction came from a new $750,000 two-year term loan, use of existing accounts receivable and inventory line, and cash flow from operations.

          The total consideration of $1,490,000 plus related acquisition costs of $73,000, was allocated to identifiable fixed assets totaling $200,000 and inventories of $217,000. The balance of $1,146,000, which includes trademarks and recipes not specifically quantifiable, was charged to goodwill.

3. INVENTORIES

Inventories consisted of the following:


                                                       JUNE 27, 1999          DECEMBER 27, 1998
                                                       -------------          -----------------
Production - Ingredients......................         $     721,441               $    865,693
Production - Finished Goods...................               878,805                    560,762
Paper goods and packaging  materials..........               643,536                    417,198
                                                       -------------              -------------
                                                           2,243,782                  1,843,653
     Reserve for spoils and  obsolescence.....               (92,500)                   (30,000)
                                                       -------------              -------------
Net inventory.................................         $   2,151,282              $   1,813,653
                                                       -------------              -------------
                                                       -------------              -------------

4. PROPERTY AND EQUIPMENT

   Property, plant and equipment consisted of the following:

                                                        JUNE 27 1999           DECEMBER 27, 1998
                                                        ------------           -----------------
Machinery and  equipment........................       $   5,856,862           $       5,024,208
Leasehold improvements..........................           1,905,477                   1,852,958
Computers, office furniture and equipment.......             675,358                     760,060
Vehicles........................................             335,401                     310,942
                                                       -------------           -----------------
                                                           8,773,098                   7,948,168
Less accumulated depreciation and amortization..          (3,655,875)                 (3,188,936)
                                                       -------------           -----------------
                                                           5,117,223                   4,759,232
     Construction in progress....................            378,790                     502,491
                                                       -------------           -----------------
Property and equipment, net......................      $   5,496,013           $       5,261,723
                                                       -------------           -----------------
                                                       -------------           -----------------


5. NOTES, LOANS, AND CAPITALIZED LEASES PAYABLE

Components of long-term debt included the following:

                                                 JUNE 27, 1999            DECEMBER 27, 1998
                                                 -------------            -----------------
   Credit Facility:
     Receivable and inventory revolver.....      $      325,990            $        523,256
     Equipment revolver....................             191,665                     274,999
     Term Loan.............................             656,250                           -
     Equipment term loan...................             750,000                   1,250,000
   Capitalized leases......................             185,212                     228,733
                                                  -------------            ----------------
                                                      2,109,117                   2,276,988

     Less current maturities...............           1,961,389                   1,779,227
                                                  -------------            ----------------
 Long-term portion.........................       $     147,728               $     497,761
                                                  -------------            ----------------
                                                  -------------            ----------------

      CREDIT FACILITY

          On August 2, 1999 the Company's credit facility was renewed for another year. Upon renewal, the two remaining term notes were consolidated into a new note for $1,250,000 to mature on August 7, 2000, with payments of $104,167 per month and interest at prime (8.00% at 8/2/99).

          The existing accounts receivable and inventory revolver was renewed for another year to expire July 31, 2000 with a commitment of $1.5 million and interest at prime (8.00% at 8/02/99). In addition, the Company's lender approved a $2 million revolving term facility in the event of a need for major capital expenditures and acquisitions, with interest rate to be determined, and an expiration of August 5, 2004. The total credit facility is $4.75 million.

          The equipment revolver is amortized as a long-term loan in the accompanying balance sheets as of June 27, 1999. It has since been repaid in full.

6. INCOME TAXES

         Except for $10,000 accrued for Federal and State alternative minimum tax, Federal and State of California income taxes for the six months ended June 27, 1999, were offset by net operating loss carryforwards. The tax expense listed on the Statement of Operations for 1998 and 1999 comparable periods is for the aforementioned alternative minimum tax (1999 only), and certain State taxes.

7. STOCKHOLDERS' EQUITY

         COMMON STOCK

         During the second quarter of 1999, warrants, with an exercise price of $2.25, and an expiration date of March 27, 2000, representing 40,300 shares of company common stock, were exercised. These warrants were originally issued in connection with a March 1997 private placement in which the Company issued warrants to purchase 532,800 shares of common stock. There are warrants remaining from the March 1997 private placement to purchase 492,500 shares of common stock, as well as warrants expiring in April 2003 to purchase 400,750 shares of common stock at $6.50 per share issued in connection with a 1996 private placement. In addition, employee options representing 6,869 shares of common stock were exercised during the second quarter of 1999.

         In April 1997, the Company's then current Chief Executive Officer agreed to purchase 550,000 shares of common stock based on an agreement containing various time-served and performance restrictions with a full recourse note due December 31, 1997. Certain of the performance restrictions were not met and 250,000 shares were forfeited during 1997, leaving 300,000 shares outstanding at December 28, 1997. The note, with a remaining balance of $562,500, was converted to non-interest bearing, non-recourse status effective December 31, 1997 with an expiration date of December 31, 1999. Because the new note is non-recourse, the shares and related note are treated for accounting purposes as canceled and replaced with an option to purchase such shares. The $51,000 fair value of the resulting option grant was recorded as an expense during the first quarter of 1998.

     During the second quarter of 1999, the former Chief Executive Officer of the Company sold 5,705 shares and reduced the loan balance by $10,697. The remainder of the 300,000 shares were sold by July 21, 1999, and the sum of $551,803 was paid to the Company to retire the note.

8. LITIGATION  AND CONTINGENCIES

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

         The Company sells its pasta and pasta sauces through leading grocery store chains and club stores. As of June 27, 1999, approximately 4,400 grocery and club stores offered the Company's products. The Company plans to continue expansion of its distribution to grocery and club stores in its current market area and to further its penetration in other geographic regions of the U.S.

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

RESULTS OF OPERATIONS

         Net revenues from continuing operations were $9,100,000 for the second quarter ended June 27, 1999, as compared to $6,307,000 for the second quarter ended June 28, 1998, a 44% increase. For the six months ended June 27, 1999, net revenues increased $4,783,000 to $17,073,000 from $12,290,000 for the six months ended June 28, 1998, a 39% increase. The increase in sales over last year resulted primarily from the Company's additional club and retail store distribution, and the Frescala acquisition, which comprised 7% of second quarter sales.

         Gross profit was $3,632,000 or 40% of net revenues for the second quarter 1999, compared to $2,572,000 or 41% for the second quarter of 1998. For the six months ended June 27, 1999, gross profit was $6,709,000 or 39% compared to $4,957,000 or 41% for the six months ended June 28, 1998. This compares to a 41% gross margin for the year ended December 27, 1998. Gross margins for the first six months were impacted by the writeoff of obsolete packaging material, and the lower gross margins on Frescala sales. Gross margins on Frescala sales are expected to increase in the third quarter, since the San Antonio facility was closed June 30 with the production absorbed into the Company's Salinas, California facility. The company expects that the full impact of the improved Frescala gross margins will be felt in the fourth quarter of 1999.

         Selling, general and administrative expenses ("SG&A") for the second quarter ended June 27, 1999, were $2,645,000, an increase of 38% as compared to $1,919,000 in the same quarter last year. For the six months ended June 27, 1999, SG&A totaled $4,916,000, an increase of 24% as compared to $3,952,000 in the same period last year. The increases compared to 1998 are related to the sales increase, additional product demonstrations associated with the added club store business, and full year expense for two marketing positions. Management believes that the current level of SG&A expenses is consistent with efficient operations, and additional expenses in future months, mainly in the sales and marketing area, will be directly associated with increased levels of profitable sales.

         Depreciation and amortization expense, included in cost of sales and SG&A, was $300,000 or 3% of net revenues for the quarter ended June 27, 1999, compared to $250,000 or 4% of net revenues for the quarter ended June 28, 1998. For the six months ended June 27, 1999, depreciation and amortization expense was $573,000, compared to $488,000 for the same period a year ago.

         Gain on disposition of fixed assets was $21,000 for the second quarter ended June 27, 1999, compared to an $8,000 loss for the second quarter last year. For the six months ended June 27, 1999, loss on disposition of fixed assets was $16,000, compared to a loss of $8,000 for the six months ended June 28, 1998. The second quarter gain was related to disposal of assets associated with the Frescala acquisition, while the first quarter loss was a result of computer equipment disposed of as a part of the Year 2000 compliance process.

         Net interest expense was $50,000 for the quarter ended June 27, 1999, compared to $82,000 for the same quarter in 1998. For the six months ended June 27, 1999, net interest expense was $99,000, compared to $124,000 for the six months ended June 28, 1998. The net decrease in interest expense is a result of the additional cash generated from the increased profit level, which reduced loan balances, reductions in interest rate by the Company's lender, and reductions in prime rate.

LIQUIDITY AND CAPITAL RESOURCES

         During the six month period ended June 27, 1999, $2,015,000 of cash was provided by the Company's operations, compared to $2,191,000 cash provided in the first six months of 1998. The 1999 reduction is primarily attributable to the substantial sales growth, and the resultant increase in working capital.

         The Company believes that its existing credit facilities, together with cash flow from operations, is sufficient to meet its cash needs for normal operations for the next twelve months.

SALES AND MARKETING

         The Company's sales and marketing strategy is twofold. It targets sustainable growth in distribution of its products, and the introduction of innovative new products to keep the Company positioned as the gourmet category leader in the marketplace.

         In the second quarter of 1999, the Company continued to expand its club store business with the introduction of its new Restaurant-Style pastas and sauces into all Sam's Club locations. The Company's products are now found in over 390 Sam's Clubs nationwide. In addition, Monterey Pasta products have now been expanded to all operating divisions of Costco.

         During the second quarter of 1999, the Company successfully introduced its Restaurant-Style pastas and sauces and its new Tortelloni Grandi line to the Northern California divisions of both Safeway and Lucky Stores. This places the Company's premier product line in over 400 stores in the affluent Northern California market.

         Maintaining its leadership position in product innovation, in the second quarter of 1999, the Company introduced a new Gnocchi (potato dumpling) into test markets. The initial flavor in the line is Potato Parmesan, with additional flavors under development. The Company also extended its "Tortelloni Grandi" line with the addition of new Italian Sausage Tortelloni Grandi.



MAJOR CUSTOMERS

         Two of the Company's customers, Costco and Sam's Club Stores, accounted for 45% and 30%, respectively, of the Company's sales for the six months ended June 27, 1999. No other customer accounted for greater than 10% of net revenues for the period.

BUSINESS RISKS

         Certain characteristics and dynamics of the Company's business and of financial markets generally create risks to the Company's long-term success and to predictable quarterly results. These risks include:

- RECENT OPERATING LOSSES: NO ASSURANCE OF CONTINUED PROFITABILITY. In the second quarter of 1994, the Company reported its first operating loss from continuing operations. Subsequent to that quarter the Company incurred losses through the first quarter of 1997, after which it regained profitability, which has continued for nine consecutive quarters. At June 27, 1999, the Company had an accumulated deficit of $31,042,000. There can be no assurance that the Company will maintain its recent profitability in the long term.

- LIQUIDITY: NEED FOR ADDITIONAL CAPITAL. Management believes that its operations and existing bank lines of credit will provide adequate liquidity to meet the Company's planned capital and operating requirements for normal operations through 2000, assuming that its existing bank loans can be extended when they expire in July 2000. If the Company's operations do not provide cash sufficient to fund its operations, and the Company seeks outside financing, there can be no assurance that the Company will be able to obtain such financing when needed, on acceptable terms, or at all. In addition, any future equity financing or convertible debt financing would cause the Company's stockholders to incur dilution in net tangible book value per share of Common Stock.

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

- DEPENDENCE ON MAJOR CUSTOMERS. In first quarter of 1999, two customers, Costco and Sam's Club Stores accounted for 45% and 30%, respectively, of the Company's total net revenues. The Company currently sells its products to six separate Costco regions which make purchasing decisions independently of one another. These regions re-evaluate, on a regular basis, the products carried in their stores. There can be no assurance that these Costco regions will continue to offer Monterey Pasta products in the future or continue to allocate Monterey Pasta the same amount of shelf space. The Company currently has a one-year agreement, which expires 12/31/99, to supply its products to approximately 390 Sam's Club Stores. Purchasing decisions are made at the company headquarters with input from the store level. While the Company is in the third year of its relationship with Sam's, there can be no assurance that Sam's Club Stores will continue to carry its products. Loss of either of these customers, Costco or Sam's Club Stores, would have a material adverse effect on the Company.

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

     The Company utilizes software vendors for its major computer program applications. The Company has a task force in place to address "Year 2000" issues. Installation of a year 2000 compliant version of the Company's financial, inventory, and production software was completed in November, 1998. The Company has also completed the work necessary to make its internal personal computer network year 2000 compliant during March 1999. Updating telephones, facsimile machines and labeling equipment for year 2000 was completed during the second quarter of 1999.

     In addition, the Company has been in contact with its suppliers and other third parties to determine the extent to which they may be vulnerable to year 2000 issues. As this assessment continues, matters may come to the Company's attention, which could give rise to the need for remedial measures, which have not yet been identified. The Company cannot currently predict the potential effect of third parties "year 2000" issues on its business. It is expected that assessment, remediation and contingency planning activities will be on going throughout 1999, with the goal of appropriately resolving all material internal systems and third party issues. The Company has used both internal and external resources to reprogram, replace and test the systems for the year 2000 modifications.

     The Company does not believe that the cost of becoming year 2000 compliant will be in excess of $85,000. To date the Company has incurred approximately $84,000 of that expense for assessment of the year 2000 issue, development of a modification plan, the installation of a year 2000 compliant version of its financial, inventory, and production software, an update of its personal computer network, telephone and voice mail system and packaging software.

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

                  None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

                  None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None

ITEM 5. OTHER INFORMATION

        During June of 1999 the Company closed its San Antonio, Texas facility and incorporated the production into its Salinas, California facility. Certain equipment was moved to the Salinas facility and a small amount of equipment was sold with a gain of $20,000. Non-recurring expenses associated with the plant closure such as severance, plant cleanup, and freight were included in second quarter expenses. The one-time expenses were offset from sales of Frescala product so there was no material impact on second quarter operating results.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K AND S-8

        The Company filed the following report on Form 8-K during the first six months ended June 27, 1999.

        - Report on Form 8-K filed March 17, 1999 reported the acquisition of the operating assets of Frescala Foods, Inc. effective March 12, 1999 for a consideration of $1,345,000 in cash and fully vested options to purchase 300,000 shares of the Company's common stock. The shareholders of Frescala may receive additional cash consideration pursuant to earnout provisions in the Asset Purchase Agreement if the Company achieves enumerated sales milestones relating to existing and new business.

        Filing on Form S-8 on April 23, 1999 was made to register 300,000 shares of Company common stock issued in conjunction with the March 12, 1999 purchase of the operating assets of Frescala Foods, Inc.

                                SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              MONTEREY PASTA COMPANY


Date: August 6, 1999                          By: /s/ R. LANCE HEWITT
                                                  ----------------------------
                                                      R. Lance Hewitt
                                                      Chief Executive Officer


                                              By: /s/ STEPHEN L. BRINKMAN
                                                  ----------------------------
                                                      Stephen L. Brinkman
                                                      Chief Financial Officer

                           INDEX TO EXHIBITS

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

 4.2     Form of Registration Rights Agreement dated April 1996, among the
             Company, Spelman & Co., Inc. and investor (incorporated by reference from Exhibit 10.42 filed with the Company's Original March 31, 1996 Quarterly Report on Form 10-Q on May 1, 1996 ("1996 Q1 10-Q"))
 4.3     Stockholder Rights Agreement dated as of May 15, 1996 between the
             Company and Corporate Stock Transfer, as rights agent (incorporated by reference from Item 2 of Form 8-A filed with the Securities and Exchange Commission on May 28, 1996)
 4.4     Amendment to Registration Rights Agreement dated as of April 20, 1997 among the Company, Spelman & Co., Inc. and investor, amending the Registration Rights Agreement entered into as of April, 1996 (incorporated by reference from Exhibit 4.9 filed with the Company's 1996 Form 10-K/A)
 4.5     Registration Rights Agreement dated as of December 31, 1996 among the
             Company, Sentra Securities Corporation and investor (incorporated by reference from Exhibit 4.12 filed with the Company's 1996 Form 10-K/A)
 4.6     Form of Warrant ("Sentra Warrant") for purchase of Company's Common stock dated March 1997 issued in connection with the Company's March 1997 Private Placement (incorporated by reference from
             Exhibit 4.13 filed with the Company's Pre-Effective Amendment No. 1 to the Registration Statement on Form S-3 filed on May 6, 1997 ("1997 Amendment No. 1 to Form S-3))
 4.7*    Stock Purchase Agreement between the Company and Kenneth A. Steel, Jr.
             dated April 29, 1997 (incorporated by reference from Exhibit 4.14 filed with the 1997 Amendment No. 1 to Form S-3)
10.1*    Second Amended and Restated 1993 Stock Option Plan (as amended on
             August 1, 1996) (incorporated by reference to Exhibit 10.1 filed with the Company's 1996 Form 10-K)
10.2*    1995 Employee Stock Purchase Plan (incorporated by reference from
             Exhibit 10.15 to the Company's 1994 Form 10-K)
10.3     Monterey County Production Facility Lease of the Company, as
             amended (incorporated by reference from Exhibit 10.03 to the SB-2)
10.4     Amendment No. 1 dated February 1, 1995 and Amendment No. 2 dated
             March 1, 1995 to Monterey County Production Facility Lease of the Company (incorporated by reference from Exhibit 10.6 filed with the 1995 Form 10-K)
10.5     Amendment No. 3 dated September 12, 1997, and Amendment No. 4 dated
             February 6, 1998 to Monterey County Production Facility Lease of the Company (incorporated by reference from Exhibit 10.5 filed with the Company's September 27, 1998 Quarterly Report on Form 10-Q dated November 4, 1998 ("1998 Q3 10-Q"))
10.6     Trademark Registration - MONTEREY PASTA COMPANY, under Registration
             No. 1,664,278, registered on November 12, 1991 with the U.S. Patent and Trademark Office (incorporated by reference from Exhibit 10.09 to the SB-2)
10.7     Trademark Registration - MONTEREY PASTA COMPANY, under Registration
             No. 1,943,602, registered on December 26, 1995 with the U.S. Patent and trademark Office (incorporated by reference from Exhibit 10.24 to the 1995 Form 10-K)
10.8     Trademark Registration - MONTEREY PASTA COMPANY and Design, under
             Registration No. 1,945,131, registered on January 2, 1996 with the U.S. Patent and trademark Office (incorporated by reference from Exhibit 10.25 to the 1995 Form 10-K)

10.9     Trademark Registration--MONTEREY PASTA COMPANY and Design, under
             Registration No. 1,951,624, registered on January 23, 1996 with the U.S. Patent and Trademark Office (incorporated by reference from
             Exhibit 10.26 to the 1995 Form 10-K)
10.10    Trademark Registration--MONTEREY PASTA COMPANY and Design, under
             Registration No. 1,953,489, registered on January 30, 1996 with the U.S. Patent and Trademark Office (incorporated by reference from
             Exhibit 10.27 to the 1995 Form 10-K)
10.11    Registration Rights Agreement dated as of June 15, 1995 with GFL
             Advantage Fund Limited, as amended on October 13 and 19, 1995, respectively (incorporated by reference from Exhibit 10.2 to the 1995 Q2 10-Q, and Exhibits 10.6 and 10.7 to the Company's S-3 Registration Statement No. 33-96684, filed on December 12, 1995 ("1995 S-3"))
10.12*   The Company's 401(k) Plan, established to be effective as of
             January 1, 1996, adopted by the Board of Directors on June 7, 1996 (incorporated by reference from Exhibit 10.44 to the Company's Quarterly Report on Form 10-Q on August 13, 1996 ("1996 Q2 10-Q"))
10.13*   Directed Employee Benefit Trust Agreement dated June 17, 1996 between the Company and The Charles Schwab Trust Company, as Trustee of the Company's 401(k) Plan (incorporated by reference from Exhibit 10.45 to the 1996 Q2 10-Q)
10.14    Security and Loan Agreement (Accounts Receivable and/or Inventory)
             dated July 24, 1997 between the Company and Imperial Bank (incorporated by reference from Exhibit 10.47 of the Company's Pre-Effective Amendment No. 3 to Form S-3 filed on October 14, 1997 ("1997 Amendment No. 3 to Form S-3"))
10.15*   Agreement Regarding Employment, Trade Secrets, Inventions, and
             Competition dated May 26, 1997 with Mr. R. Mr. Lance Hewitt (incorporated by reference from Exhibit 10.48 of the 1997 Amendment No. 3 to Form S-3)
10.16*   Employment Agreement dated August 25, 1997 with Mr. Stephen L.
             Brinkman (incorporated by reference to Exhibit 10.49, in the Company's September 28, 1997 Quarterly Report on Form 10-Q filed on November 10, 1997)
10.17    First Amendment to Security and Loan Agreement dated July 24, 1997 between the Company and Imperial Bank (incorporated by reference from Exhibit 10.50 in the Company's 1997 Form 10-K)
10.18    Second Amendment to Security and Loan Agreement dated July 24, 1997 between the Company and Imperial Bank (incorporated by reference from Exhibit 10.18 filed with the Company's 1998 Q3 10-Q)
10.19    Security and Loan Agreement dated July 23, 1998 between the Company and Imperial Bank (incorporated by reference from Exhibit 10.19 filed with the Company's 1998 Q3 10-Q)
10.20    Addendum to Security and Loan Agreement dated July 23, 1998 between the Company and Imperial Bank (incorporated by reference from Exhibit 10.20 filed with the Company's 1998 Q3 10-Q)
10.21    Agreement for Handling and Storage Services between the Company and
             CS Integrated LLC dated February 5, 1999 (incorporated by reference to Exhibit 10.21 filed with the Company's 1998 Form 10-K on March 17, 1999 ("1998 Form 10-K"))
10.22    Defined Contribution Administrative Service Agreement between the
             Company and First Mercantile Trust dated December 15, 1998 (incorporated by reference to Exhibit 10.22 filed with the Company's 1998 Form 10-K)
10.23    First Amendment to Security and Loan Agreement and Addendum thereto between the Company and Imperial Bank dated July 23, 1998 (incorporated by reference to Exhibit 10.23 filed with the Company's March 28, 1999 Quarterly Report on Form 10-Q filed on April 28, 1999)
10.24    Agreement for Purchase and Sale of Assets dated as of March 12,
             1999, by and among the Company and the shareholders of Frescala Foods, Inc. (incorporated by reference from Exhibit 2.1 filed with the Company's 8-K on March 17, 1999)
27.1     Financial Data schedule



* Management contract or compensatory plan or arrangement covering executive officers or directors of Monterey Pasta Company and its former subsidiary, Upscale Food Outlets, Inc.