Form 10-Q
period 1999-09-26
MONTEREY PASTA CO
filed 1999-11-09
CIK 913032

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                           ---------------------------

                                    FORM 10-Q

(Mark One)

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 26, 1999.

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

At November 9, 1999, 12,934,435 shares of common stock, $.001 par value, of the registrant were outstanding.

                             MONTEREY PASTA COMPANY

                                    FORM 10-Q

                                Table of Contents

                                                                                                                     Page
PART 1.  FINANCIAL INFORMATION

              Item 1. Financial Statements

                      Condensed Consolidated Balance Sheets (unaudited)
                        September  26, 1999 and December 27, 1998 . . . . . . . . . . . . . . . . . . . . . . . .     3

                      Condensed Consolidated Statements of Operations (unaudited)
                        Third quarter ended September 26, 1999 and September 27, 1998
                        and the nine months ended September 26, 1999 and September 27, 1998 . . . . . . . . . . .     4

                      Condensed Consolidated Statements of Cash Flows (unaudited)
                        Nine months ended September 26, 1999 and September 27, 1998 . . . . . . . . . . . . . . .     5

                      Notes to Unaudited Condensed Consolidated Financial Statements  . . . . . . . . . . . . . .     6

              Item 2. Management's Discussion and Analysis of  Financial  Condition and
                        Results  of  Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     8

PART II. OTHER INFORMATION

              Item 1. Legal  Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    13

              Item 2. Changes in  Securities.  . . . . . . . . . . .  . . . . . . . . . . . . . . . . . . . . . .    13

              Item 3. Defaults  Upon Senior  Securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    13

              Item 4. Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . . . . . .    13

              Item 5. Other  Information  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    13

              Item 6. Exhibits and Reports on Form 8-K and S-8  . . . . . . . . . . . . . . . . . . . . . . . . .    14

              Signature  Page . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    15

                     Exhibit Index  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    16


                          PART I.  FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                              MONTEREY PASTA COMPANY

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                SEPTEMBER 26, 1999          DECEMBER 27, 1998
                                                                ------------------          -----------------
ASSETS
Current assets:

  Cash and cash equivalents..............................                  $  268,639                $   61,645
  Accounts receivable, net...............................                   4,021,580                 2,062,565
  Inventories............................................                   2,505,239                 1,813,653
  Prepaid expenses ......................................                     771,705                 1,291,251
                                                                          -----------                ----------

          Total current assets...........................                   7,567,163                 5,229,114

Property and equipment, net..............................                   5,633,363                 5,261,723
Intangible assets, net...................................                   1,224,165                   174,302
Deposits ................................................                      91,316                   170,141
                                                                          -----------                ----------

          Total assets...................................                 $14,516,007               $10,835,280
                                                                          ===========               ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

  Accounts  payable......................................                 $ 2,687,538               $ 1,330,649
  Accrued liabilities....................................                     645,104                   518,420
  Current portion of long-term debt......................                     874,966                 1,779,227
                                                                          -----------                ----------

          Total current liabilities......................                   4,207,608                 3,628,296
                                                                          -----------                ----------

Long-term debt...........................................                      80,951                   497,761
                                                                          -----------                ----------

Commitments and contingencies............................

Stockholders' equity:

  Common stock...........................................                  40,244,778                39,389,656
  Accumulated deficit....................................                 (30,017,330)              (32,680,433)
                                                                          -----------                ----------
          Total stockholders' equity.....................                  10,227,448                 6,709,223
                                                                          -----------                ----------

          Total liabilities and stockholders' equity.....                 $14,516,007               $10,835,280
                                                                          ===========               ===========


               The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                             MONTEREY PASTA COMPANY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                              THIRD QUARTER ENDED                   NINE MONTHS ENDED
                                                              -------------------                   -----------------
                                                  SEPTEMBER 26, 1999   SEPTEMBER 27, 1998   SEPTEMBER 26, 1999   SEPTEMBER 27,1998
                                                  ------------------   ------------------   ------------------   -----------------
Net revenues from continuing operations.......       $     9,942,782      $     6,705,847      $    27,015,558    $     18,996,237
Cost of sales.................................             6,163,056            3,968,052           16,526,987          11,301,928
                                                     ---------------      ---------------      ---------------    ----------------
Gross profit..................................             3,779,726            2,737,795           10,488,571           7,694,309

Selling, general and administrative ..........             2,634,732            2,077,610            7,551,077           6,029,186
                                                     ---------------      ---------------      ---------------    ----------------

Operating income                                           1,144,994              660,185            2,937,494           1,665,123


Gain (loss) on disposition of assets..........                 3,225              (18,868)             (13,004)            (26,387)
Other income, net.............................                 5,494                2,055                  389              13,977
Interest expense, net.........................               (36,224)             (69,934)            (135,362)           (194,217)
                                                     ---------------      ---------------      ---------------    ----------------

Income from continuing operations before
     provision for income taxes...............             1,117,489              573,438            2,789,517           1,458,496

Provision for income taxes....................               (92,340)              (3,961)            (126,415)            (21,729)
                                                     ---------------      ---------------      ---------------    ----------------

Net income from continuing operations.........             1,025,149              569,477            2,663,102           1,436,767
                                                     ---------------      ---------------      ---------------    ----------------


Basic and diluted income per share............       $          0.08      $          0.05      $          0.21    $           0.11
                                                     ===============      ===============      ===============    ================

Primary shares outstanding....................            12,791,078           12,542,296           12,638,036          13,124,536

Diluted shares outstanding....................            13,255,983           12,542,296           12,972,284          13,124,536


             The accompanying notes are an integral part of these
                condensed consolidated financial statements.

                             MONTEREY PASTA COMPANY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                            NINE MONTHS ENDED
                                                                                            -----------------
                                                                              SEPTEMBER 26, 1999          SEPTEMBER 27, 1998
                                                                              ------------------          ------------------
Cash flows from operating activities:

Net income from operations.................................................        $   2,663,102               $   1,436,767
Adjustments to reconcile net income from operations
   to net cash provided by (used in) operating activities:
       Depreciation and amortization.......................................              877,670                     741,567
           Provisions for allowances for bad debts, returns,
            adjustments and spoils..........................................            (151,430)                    (40,102)
       Loss on disposition of property and equipment.......................               13,004                      26,387
           Expenses paid in common stock and options.......................                    -                      51,000
       Changes in assets and liabilities:
              Accounts receivable..........................................           (1,807,585)                     42,278
              Inventories..................................................             (474,311)                    (75,043)
              Prepaid expenses and other...................................              519,546                     298,357
              Accounts payable.............................................            1,356,889                     721,670
              Accrued expenses.............................................              126,684                    (346,548)
              Deposits.....................................................               78,825                           -
                                                                                   -------------               -------------
       Net cash provided by operations.....................................            3,202,394                   2,856,333
                                                                                   -------------               -------------
Cash flows from investing activities:
       Proceeds from sale of assets........................................               27,600                       5,293
       Acquisition of business operating assets............................           (1,418,158)                   (109,599)
           Purchase of property and equipment..............................             (974,795)                   (883,112)
                                                                                   -------------               -------------
             Net cash used in investing activities.........................           (2,365,353)                   (987,418)
                                                                                   -------------               -------------
Cash flows from financing activities:
           Proceeds from revolving line of credit..........................           12,726,150                   4,496,707
           Repayments on revolving line of credit..........................          (12,473,461)                 (5,015,951)
           Proceeds from long term debt ...................................              750,000                   2,503,265
           Repayment of long term debt and capital lease obligations.......           (2,342,859)                 (1,275,949)
           Repurchase of common stock......................................                    -                  (2,740,563)
           Proceeds from issuance of common stock..........................              710,123                       1,612
                                                                                   -------------               -------------
             Net cash used in financing activities.........................             (630,047)                 (2,030,879)
                                                                                   -------------               -------------
Net increase (decrease) in cash and cash equivalents.......................              206,994                    (161,964)

Cash and cash equivalents, beginning of period.............................               61,645                     410,228
                                                                                   -------------               -------------
Cash and cash equivalents, end of period...................................        $     268,639               $     248,264
                                                                                   =============               =============

             The accompanying notes are an integral part of these
                    consolidated financial statements.

                             MONTEREY PASTA COMPANY
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

         The condensed consolidated financial statements have been prepared by Monterey Pasta Company (the "Company") and are unaudited. Certain amounts shown in the 1998 financial statements have been reclassified to conform to the current presentation. The financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not necessarily include all information and footnotes required by generally accepted accounting principles and should be read in conjunction with the Company's 1998 Annual Report on Form 10-K. In the opinion of the Company, all adjustments necessary to present fairly the Company's consolidated financial position, results of operations and cash flows as of September 26, 1999, and for all periods presented, have been recorded. A description of the Company's accounting policies and other financial information is included in the audited consolidated financial statements as filed with the Securities and Exchange Commission in the Company's Form 10-K for the year ended December 27, 1998. The consolidated results of operations for the interim quarterly periods are not necessarily indicative of the results expected for the full year.

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

     NON CASH ITEM

The Company acquired a copy machine with a fair market value of $19,099 through a financing lease which was booked in the third quarter of 1999.

3.   INVENTORIES

      Inventories consisted of the following:


                                                                 SEPTEMBER 26, 1999           DECEMBER 27, 1998
                                                                 ------------------           -----------------
Production  - Ingredients......................................      $      928,658                $    865,693
Production - Finished Goods....................................           1,069,707                     560,762
Paper goods and packaging materials............................             604,374                     417,198
                                                                     --------------                ------------
                                                                     $    2,602,739                $  1,843,653
     Reserve for spoils and obsolescence.......................             (97,500)                    (30,000)
                                                                     --------------                ------------

Net inventory..................................................      $    2,505,239                $  1,813,653
                                                                     ==============                ============


4.   PROPERTY AND EQUIPMENT

      Property, plant and equipment consisted of the following:


                                                                 SEPTEMBER 26, 1999           DECEMBER 27, 1998
                                                                 ------------------           -----------------
     Machinery and equipment....................................    $     5,928,174              $    5,024,208
     Leasehold improvements.....................................          1,923,492                   1,852,958
     Computers, office furniture and equipment .................            694,457                     760,060
     Vehicles...................................................            335,401                     310,942
                                                                     --------------                ------------
                                                                          8,881,524                   7,948,168
     Less accumulated depreciation and amortization.............         (3,915,566)                 (3,188,936)
                                                                     --------------                ------------
                                                                          4,965,958                   4,759,232
          Construction in progress..............................            667,405                     502,491
                                                                     --------------                ------------
     Property, plant and equipment, net.........................    $     5,633,363              $    5,261,723
                                                                     ==============                ============



5.    NOTES, LOANS, AND CAPITALIZED LEASES PAYABLE

     Components of long-term debt included the following:


                                                                 SEPTEMBER 26, 1999           DECEMBER 27, 1998
                                                                 ------------------           -----------------
         Credit Facility:

            Receivable and inventory revolver.................       $      775,945               $     523,256
            Equipment revolver................................                    -                     274,999
            Equipment term loan...............................                    -                   1,250,000
         Capitalized leases...................................              179,972                     228,733
                                                                      -------------                ------------
                                                                            955,917                   2,276,988

            Less current  maturities..........................              874,966                   1,779,227
                                                                      -------------                ------------
         Long-term portion....................................       $       80,951               $     497,761
                                                                      =============                ============


          CREDIT FACILITY

         On August 2, 1999 the Company's credit facility was renewed for another year. Upon renewal, the two remaining term notes were consolidated into a new note for $1,250,000 to mature on August 7, 2000, with payments of $104,167 per month and interest at prime (8.25% at 9/26/99). This note was repaid in full during September 1999.

         The existing accounts receivable and inventory revolver was renewed for another year to expire July 31, 2000 with a commitment of $1.5 million and interest at prime (8.25% at 9/26/99). In addition, the Company's lender approved a $2 million revolving term facility in the event of a need for major capital expenditures and acquisitions, with interest rate to be determined, and an expiration of August 5, 2004. The total credit facility is $4.75 million.

6.    INCOME TAXES

         Federal and State of California income taxes for the nine months ended September 26, 1999 include Federal and State alternative minimum tax for 1998 and 1999 and certain other State taxes. The tax expense listed on the Statements of Operations for 1998 is for certain other State taxes. Except for alternative minimum tax, Federal and State of California income taxes for the nine months ended September 26, 1999 were fully offset by net operating loss carryforwards.

7. STOCKHOLDERS' EQUITY

          COMMON STOCK

         During the second and third quarters of 1999, warrants, with an exercise price of $2.25, and an expiration date of March 27, 2000, representing 58,869 shares of Company common stock were exercised. These warrants were originally issued in connection with a March 1997 private placement in which the Company issued warrants to purchase 532,800 shares of common stock. There are warrants remaining from the March 1997 private placement to purchase 473,931 shares of common stock at $2.25 per share, as well as warrants expiring in April 2003 to purchase 400,750 shares of common stock at $6.50 per share issued in connection with a 1996 private placement. In addition, employee options representing 8,619 shares of common stock were exercised during the second and third quarters of 1999 with an average exercise price of $1.125. A former employee also exercised options during the third quarter of 1999 representing 24,000 shares of common stock with an exercise price of $1.875.

         In April 1997, the Company's then current Chief Executive Officer agreed to purchase 550,000 shares of common stock based on an agreement containing various time-served and performance restrictions with a full recourse note due December 31, 1997. Certain of the performance restrictions were not met and 250,000 shares were forfeited during 1997, leaving 300,000 shares outstanding at December 28, 1997. The note, with a remaining balance of $562,500, was converted to non-interest bearing, non-recourse status effective December 31, 1997 with an expiration date of December 31, 1999. Because the new note was non-recourse, the shares and related note were treated for accounting purposes as canceled and replaced with an option to purchase such shares. The $51,000 fair value of the resulting option grant was recorded as an expense during the first quarter of 1998.

         During the second quarter of 1999, the former Chief Executive Officer of the Company sold 5,705 shares and reduced the loan balance by $10,697. The remainder of the 300,000 shares was sold by July 21, 1999, and the sum of $551,803 was paid to the Company to retire the note.

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

BACKGROUND

         Monterey Pasta Company was incorporated in June 1989 as a producer and wholesaler of refrigerated gourmet pasta and sauces to restaurants and grocery stores in the Monterey, California area. The Company has since expanded its operations to provide its products to grocery and club stores throughout the United States. The Company's overall strategic plan is to enhance the value of the Monterey Pasta Company brand name by distributing its gourmet food products through multiple channels of distribution.

         The Company sells its pasta and pasta sauces through leading grocery store chains and club stores. As of September 26, 1999, approximately 4,400 grocery and club stores offered the Company's products. The Company plans to continue expansion of its distribution to grocery and club stores in its current market area and to further its penetration in other geographic regions of the U.S.

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

RESULTS OF OPERATIONS

         Net revenues from continuing operations were $9,943,000 for the third quarter ended September 26, 1999, as compared to $6,706,000 for the third quarter ended September 27, 1998, an increase of 48%. For the nine months ended September 26, 1999, net revenues increased $8,020,000 or 42% to $27,016,000 from $18,996,000 for the nine months ended September 27, 1998. The increase in sales over last year results primarily from the Company's increased distribution with both retail and club store chains. Retail chain sales increased 36% on a year to date basis, while club store sales grew 43%.

         Gross profit was $3,780,000 or 38% of net revenues for the third quarter of 1999, compared to $2,738,000 or 41% for the third quarter of 1998. For the nine months ended September 26, 1999, gross profit was $10,489,000 or 39% compared to $7,694,000 or 41% for the nine months ended September 27, 1998. The 1999 year-to-date gross profit compares to a 41% gross profit for the year ended December 27, 1998. Gross margins for the first nine months of 1999 were impacted by the intense new product development discussed in the "Sales and Marketing" section which follows, the writeoff of labels as more customers switched from older recipes to the new Restaurant-style product, and the lower gross margins on the Frescala product during the transition from the San Antonio, Texas facility to the Salinas, California headquarters (See Part II Item 5 "Other Information").

         Selling, general and administrative expenses ("SG&A") for the third quarter ended September 26, 1999, were $2,635,000, an increase of 27% or $557,000 when compared to $2,078,000 in the third quarter of 1998. For the nine months ended September 26, 1999, SG&A increased $1,522,000 or 25% to $7,551,000 from $6,029,000 for the same period in 1998. The increases compared to 1998 are related to the 42% sales increase, additional product demonstrations associated with the added club store business, and full year expense for two marketing positions. Management believes that the current level of SG&A expenses is consistent with efficient operations, and additional expenses in future months, mainly in the sales and marketing area, will be directly associated with increased levels of profitable sales.

         Depreciation and amortization expense, included in cost of sales and SG&A, was $304,000 or 3% of net revenues for the quarter ended September 26, 1999, compared to $254,000 or 4% of net revenues for the quarter ended September 27, 1998. For the nine months ended September 26, 1999, depreciation and amortization expense was $878,000 or 3% of net revenues, compared to $742,000 for the same period last year (4% of net revenues).

         There was a gain of $3,000 on disposition of fixed assets for the third quarter ended September 26, 1999 compared with a loss of $19,000 for the third quarter last year. For the nine months ended September 26, 1999, loss on disposition of fixed assets was $13,000 compared to a loss of $26,000 for the nine months ended September 27, 1998.

         Net interest expense was $36,000 for the quarter ended September 26, 1999, compared to net interest expense of $70,000 for the same quarter in 1998. For the nine months ended September 26, 1999, net interest expense was $135,000 compared to $194,000 for the nine months ended September 27, 1998. The net decrease in interest expense is a result of the additional cash generated from the increased profit level, which reduced loan balances, reductions in interest rate by the Company's lender, and reductions in prime rate.

LIQUIDITY AND CAPITAL RESOURCES

         During the nine month period ended September 26, 1999, $3,202,000 of cash was provided by the Company's continuing operations, compared to $2,856,000 in the first nine months of 1998, an increase of $346,000. The 1998 improvement in income from operations of $1,226,0000 was offset by increases in working capital associated with the 42% year to date sales increase.

         The Company believes that its existing credit facilities, together with cash flow from operations, will be sufficient to meet its cash needs for normal operations for the next twelve months.

SALES AND MARKETING

         The Company's sales and marketing strategy is twofold. It targets sustainable growth in distribution of its products and the introduction of innovative new products to keep the Company positioned as the gourmet category leader in the marketplace.

         In the third quarter of 1999, the Company further expanded its club store business with the completion of a full rollout of its products to Costco Wholesale's San Diego Division. Monterey Pasta products are now found in all Costco Wholesale locations in the United States. The Company's products are also found in over 400 Sam's Clubs nationwide.

         During the quarter, the Company continued to expand its retail grocery business with the introduction of its "Restaurant Style" pasta and sauce line to all Southern California Lucky Stores. The Company also added its products to the 44 stores of Norfolk, Virginia-based Farm Fresh Supermarkets during the quarter.

         Continuing its emphasis on new product development and innovation, in the third quarter of 1999, the Company introduced its new line of Homestyle-Fresh Soups to both retail and warehouse club store accounts. These new ready-to-eat soups are packed in 20-ounce microwaveable serving cups. There are eight initial offerings in the line, including Monterey Clam Chowder, Old Fashioned Chicken Noodle, Ripe Red Tomato and Autumn Classic Butternut Squash. It also increased distribution for its Potato Parmesan Gnocchi to both retail and club accounts.

         As of September 26, 1999 the Company distributed its products to a total of approximately 3,800 retail and 600 club store outlets as compared to 2,900 retail and 508 club store outlets as of September 27, 1998.

BUSINESS RISKS

         Certain characteristics and dynamics of the Company's business and of financial markets generally create risks to the Company's long-term success and to predictable quarterly results. These risks include:

- RECENT OPERATING LOSSES: NO ASSURANCE OF CONTINUED PROFITABILITY. In the second quarter of 1994, the Company reported its first operating loss from continuing operations. Subsequent to that quarter the Company incurred losses through the first quarter of 1997, after which it regained profitability, which has continued for ten consecutive quarters. At September 26, 1999, the Company had an accumulated deficit of $30,017,000. There can be no assurance that the Company will maintain its recent profitability in the long term.

- LIQUIDITY: NEED FOR ADDITIONAL CAPITAL. Management believes that its operations and existing bank lines of credit will provide adequate liquidity to meet the Company's planned capital and operating requirements for normal operations through 2000, assuming that its existing bank loans can be extended when they expire in July and August of 2000. If the Company's operations do not provide cash sufficient to fund its operations, and the Company seeks outside financing, there can be no assurance that the Company will be able to obtain such financing when needed, on acceptable terms, or at all. In addition, any future equity financing or convertible debt financing would cause the Company's stockholders to incur dilution in net tangible book value per share of Common Stock.

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

- VOLATILITY OF STOCK PRICE. The market price of the Company's common stock has fluctuated substantially since the initial public offering of the Company's common stock in December 1993. Such volatility may, in part, be attributable to the Company's operating results or to changes in the direction of the Company's expansion efforts. In addition, changes in general conditions in the economy, the financial markets or the food industry, natural disasters or other developments affecting the Company or its competitors could cause the market price of the Company's common stock to fluctuate substantially. In addition, in recent years, the stock market has experienced extreme price and volume fluctuations. This volatility has had a significant effect on the market prices of securities issued by many companies, including the Company, for reasons sometimes unrelated to the operating performance of these companies. Any shortfall in the Company's net sales or earnings from levels expected by securities analysts or the market could have an immediate and significant adverse effect on the trading price of the Company's common stock in any given period. Additionally, the Company may not learn of such shortfalls until late in the fiscal quarter. This could result in an even more immediate and significant adverse impact on the trading price of the Company's common stock upon announcement of the shortfall or quarterly operating results.

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

- DEPENDENCE ON MAJOR CUSTOMERS. During the first nine months of 1999, two customers, Costco and Sam's Club Stores accounted for 47% and 32%, respectively, of the Company's total revenues. The Company currently sells its products to six separate Costco regions which make purchasing decisions independently of one another. These regions re-evaluate, on a regular basis, the products carried in their stores. There can be no assurance that these Costco regions will continue to offer Monterey Pasta products in the future or continue to allocate Monterey Pasta the same amount of shelf space. The Company currently has a one-year agreement, which expires 12/31/2000, to supply its products to approximately 390 Sam's Club Stores. Purchasing decisions are made at the company headquarters with input from the store level. While the Company is in the third year of its relationship with Sam's, and this relationship is expected to continue, there can be no assurance that Sam's Club Stores will continue to carry its products. Loss of either of these customers, Costco or Sam's Club Stores, would have a material adverse effect on the Company.

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

     The Company utilizes software vendors for its major computer program applications. The Company has a task force in place to address "Year 2000" issues. Installation of a year 2000 compliant version of the Company's financial, inventory, and production software was completed in November 1998. The Company has also completed the work necessary to make its internal personal computer network year 2000 compliant during March 1999. Updating telephones, facsimile machines and labeling equipment for year 2000 was completed during the second quarter of 1999.

     In addition, the Company has been in contact with its suppliers and other third parties to determine the extent to which they may be vulnerable to year 2000 issues. As this assessment continues, matters may come to the Company's attention, which could give rise to the need for remedial measures, which have not yet been identified. The Company cannot currently predict the potential effect of third parties "year 2000" issues on its business. It is expected that assessment, remediation and contingency planning activities will be on going throughout the remainder of 1999, with the goal of appropriately resolving all material internal systems and third party issues. The Company has used both internal and external resources to reprogram, replace and test the systems for the year 2000 modifications.

     The Company does not believe that the cost of becoming year 2000 compliant will be in excess of $85,000. To date the Company has incurred approximately $84,500 of that expense for assessment of the year 2000 issue, development of a modification plan, the installation of a year 2000 compliant version of its financial, inventory, and production software, an update of its personal computer network, telephone and voice mail system and packaging and labeling software. The conversion is nearly complete and very little additional cost is anticipated. The project is scheduled to be complete by the end of the fourth quarter of 1999.

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

           (a) The Company's annual Stockholders' meeting was held July 22,
               1999.

           (b) At the annual meeting the following matters were approved:

               (i) the election of the following six directors to hold office for the ensuing year and until their successors are elected and qualified.


                                                                   Votes Against
                                                  Votes For         or withheld
                                                  ---------        -------------
                          R. Lance Hewitt        10,177,402            34,270
                          Charles B. Bonner      10,177,572            35,100
                          Floyd R. Hill          10,155,922            56,750
                          Thomas E. Kees         10,177,602            35,070
                          Van Tunstall           10,175,402            37,270
                          James Wong             10,175,302            37,370

               (ii) the appointment of BDO Seidman, LLP as the independent public accountants for the year ending December 26, 1999 was approved with 10,178,192 votes in favor, 24,675 votes against or withheld, and 9,805 votes abstaining or broker non-votes.

ITEM 5.    OTHER INFORMATION

During June of 1999 the Company closed its San Antonio, Texas facility and incorporated the production into its Salinas, California facility. Certain equipment was moved to the Salinas facility and a small amount of equipment was sold with a gain of $20,000. Non-recurring expenses associated with the plant closure such as severance, plant cleanup, and freight were included in second quarter expenses. The one-time expenses were offset from sales of Frescala product so there was no material impact on second quarter operating results. Third quarter results were affected by normal transition costs associated with initial production of new items in a new environment. Impact on operating results was not material when gross margin from associated sales is considered. However, overall Company gross margin percent was affected because of the lower percent gross margin on Frescala product during transition.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K AND S-8

          The Company filed the following report on Form 8-K during the first nine months ended September 26, 1999.

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

          Filing on Form S-8 on April 23, 1999 was made to register 300,000 shares of Company common stock associated with options issued in conjunction with the March 12, 1999 purchase of the operating assets of Frescala Foods, Inc.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        MONTEREY PASTA COMPANY

Date: November 9, 1999                  By: /s/ R. LANCE HEWITT
                                            ----------------------------
                                            R. Lance Hewitt
                                            Chief Executive Officer

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

10.1*    Second Amended and Restated 1993 Stock Option Plan (as amended on
         August 1, 1996) (incorporated by reference to Exhibit 10.1 filed with the Company's 1996 Form 10-K) 1995 Employee Stock Purchase Plan
         (incorporated by reference from Exhibit 10.15 to the Company's 1994
         Form 10-K)

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

10.6     Trademark Registration -MONTEREY PASTA COMPANY, under Registration
         No. 1,664,278, registered on November 12, 1991 with the U.S. Patent and Trademark Office (incorporated by reference from Exhibit 10.09 to the SB-2)

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

10.25    Royalty agreement dated July 12, 1999 between Company and Chet's
         Gourmet Foods, Inc. for soups

10.26 Storage Agreement Manufactured Products dated August 3, 1999 between the Company and Salinas Valley Public Warehouse for storage and handling of Company's product in Monterey County, California storage facility.

10.27    Commercial Lease dated August 10, 1999 between Company and Salinas
         Valley Public Warehouse for storage space in Monterey County,
         California

10.28    Rental Agreement dated September 6, 1999 between Company and Porter
         Family Trust for storage space in Monterey County, California

10.29    Royalty agreement dated September 15, 1999 between Company and Chet's
         Gourmet Foods, Inc. for meatball and sauce item

27.1     Financial Data schedule



* Management contract or compensatory plan or arrangement covering executive officers or directors of Monterey Pasta Company and its former subsidiary, Upscale Food Outlets, Inc.