Form 10-K
period 1999-12-26
MONTEREY PASTA CO
filed 2000-02-18
CIK 913032

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                                    FORM 10-K

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 26, 1999
                                                        OR
[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE TRANSITION PERIOD FROM __________________ TO _________________

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

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )
                                          --

         The approximate aggregate market value of the voting stock held by non-affiliates of the issuer as of February 17, 2000 was $40,467,599. The number of shares outstanding of the issuer's common stock as of February 17, 2000 was 13,059,291.

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

         Monterey Pasta Company ("the Company") was incorporated in June 1989 as a producer and distributor of refrigerated gourmet pasta and sauces to restaurants and grocery stores in the Monterey, California area. The Company has since expanded its operations to provide its products to grocery and club stores throughout the United States, selected regions in Canada, and part of Latin America. The Company's overall strategic plan is to enhance the value of the Monterey Pasta Company brand name by distributing its gourmet pasta products through multiple channels of distribution.

          The Company currently produces and markets premium quality refrigerated gourmet pastas, soups, gnocchi, and pasta sauces, emphasizing superior flavors and innovative products. It seeks to build brand recognition and customer loyalty by employing a marketing program that focuses on developing multiple points of sale for the Company's products. The Company markets and sells its products primarily through grocery and club stores.

         The Company offers over 100 varieties of contemporary gourmet pasta and sauce products, as well as soups and gnocchi that are produced using the Company's proprietary recipes, including refrigerated cut pasta, ravioli, tortellini, tortelloni and pasta sauces. Examples of the Company's pasta and pasta sauces include: Roasted Garlic Chicken Ravioli, Lobster Ravioli, Fire Roasted Vegetable Ravioli, Five Cheese Tortelloni, Roasted Garlic Artichoke Sauce, Pesto Sauce and Fresh Herb Alfredo sauces. In 1999 the Company introduced three new product lines: Tortelloni Grandi large entree-sized tortelloni, a line of "Homestyle-Fresh" soups with eight varieties, and a refrigerated, fresh Potato Parmesan gnocchi.

         The Company sells its products through leading grocery store chains including Albertson's, King Soopers, Safeway, Ralph's, Jewel, Fred Meyer, Kroger, HEB, and QFC; and warehouse club stores such as Costco Wholesale and Sam's Club (a division of Wal-Mart). As of December 26, 1999, approximately 4,500 grocery and club stores offered Monterey Pasta's products.

         In 1998 the Company added a web site, www.montereypasta.com, to further support its brand by providing both consumer and investor information, and opened an on-line store offering Monterey Pasta products to the rapidly growing number of Internet shoppers. Shoppers can now order items for delivery within two days. In 1999 the Company expanded the site to offer other non-food items and other food items as well.

         The success of the Company's efforts will depend in large part on three key factors: (1) whether grocery and club store chains will continue to increase the number of their stores offering the Company's products, (2) whether the Company can continue to increase the number of grocery and club store chains offering its products, and (3) whether the Company can continue to introduce new products that meet consumer acceptance. Grocery and club store chains continually re-evaluate the products carried in their stores, and no assurances can be given that the chains currently offering the Company's products will continue to do so in the future.

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

         The Company believes that the interest in the fresh pasta category has been aided by several factors including heavy advertising and promotion by Nestle and Kraft, the changing consumer preference for freshly prepared healthy foods, and increasing consumer demand for convenient, quick meal solutions. The Company is further encouraged by industry research reports, which show that spending on gourmet, specialty foods by consumers in the Company's target market appears to be growing.

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

STRATEGY

         Monterey Pasta's objective is to become the leading national supplier of refrigerated gourmet pasta, pasta sauces, and refrigerated soups through distribution of its products to grocery and club stores. The key elements of the Company's strategy include the following:

         - Expand market share through same-store revenue growth, addition of new grocery and club store chains, geographic diversification, and product line expansion, including creation of additional meal occasions using Monterey Pasta products.

         - Introduce new products on a timely basis to maintain customer interest and to respond to changing consumer tastes. In order to maximize its margins, the Company will focus its efforts on those new products that can be manufactured and distributed out of its Salinas, California facility and will supplement its existing line of cut pasta, ravioli, tortelloni, tortellini, sauces, gnocchi, and soups.

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

PRODUCTS

         The Company produces and markets a variety of gourmet refrigerated cut pasta, ravioli, tortelloni, tortellini, soups, gnocchi, and pasta sauces under the Monterey Pasta Company and Arthur's labels. Arthur's is a mid-priced label which was acquired as part of the March 1999 acquisition of San Antonio Texas-based Frescala Foods, Inc. (see "Liquidity and Capital Resources", page 13). Following is a representative list of the Company's products with those sold under the Arthur's label so noted:


                                                       YEAR INTRODUCED OR
     CUT PASTA:                                              ACQUIRED
     ----------                                              --------
           Garlic Basil Fettuccine                              1989
           Sweet Red Pepper Fettuccine                          1989
           Angel Hair                                           1989
           Spinach Fettuccine (Arthur's)                        1999
           Lemon Pepper Linguine (Arthur's)                     1999

     RAVIOLI:
           Lobster                                              1997
           Fire Roasted Vegetable                               1997
           Restaurant-Style Artichoke & Cheese                  1998
           Restaurant-Style Chicken Piccata                     1998
           Restaurant-Style Gorgonzola Cheese                   1998
           Restaurant-Style Snow Crab                           1998
           Restaurant-Style Roasted Garlic                      1998
           Restaurant-Style Herb and Cheese                     1998
           Restaurant-Style Spinach Ricotta                     1998
           Restaurant-Style Shrimp Scampi                       1998
           Restaurant-Style Chicken Rosemary                    1999
           Four Cheese (Arthur's)                               1999
           Light Garden Vegetable (Arthur's)                    1999

     TORTELLONI:
           Spinach Mushroom                                     1994
           Sundried Tomato and Asiago Cheese                    1994
           Restaurant-Style Pesto Sausage                       1998
           Restaurant-Style Rainbow Five Cheese                 1998
           Italian Sausage (Arthur's)                           1999
           Proscuitto, Spinach & Cheese (Arthur's)              1999

     TORTELLINI:
           Garlic Basil Cheese                                  1996
           Tri-Color (Arthur's)                                 1999
           Cheese (Arthur's)                                    1999



PRODUCTS (CONT.)

    SAUCES:
          Roasted Garlic Artichoke                             1995
          Thick and Chunky Tomato Basil                        1996
          Restaurant-Style Roasted Garlic
             and Parmesan                                      1998
          Restaurant-Style Basil Cream Sauce
             with Artichokes                                   1998
          Restaurant-Style Pesto Sauce with
             Garlic and Basil                                  1998
          Restaurant-Style Garden Fresh Marinara               1999
          Restaurant-Style Fresh Alfredo with Herbs            1999
          Sun Dried Tomato Pesto (Arthur's)                    1999
          Five Pepper Pesto (Arthur's)                         1999
          Alfredo (Arthur's)                                   1999
          Roasted Garlic Pesto (Arthur's)                      1999

    SOUPS:
          Tuscan Minestrone                                    1999
          Monterey Clam Chowder                                1999
          Autumn Classic Butternut Squash                      1999
          Old Fashioned Chicken Noodle                         1999
          Southern Style Corn Chowder                          1999
          Red Ripe Tomato with Basil                           1999
          Savory Split Pea with Ham                            1999
          Potato with Black Forest Ham                         1999

    TORTELLONI GRANDI:
          Spinach and Cheese                                   1999
          Italian Sausage                                      1999
          Five Cheese and Rainbow Five Cheese                  1999

    GNOCCHI:
          Potato Parmesan                                      1999


         The Company is committed to diversifying its product offerings with innovative new pasta products and other gourmet product lines. The Company's product development team and product development consultants focus on creating new products that innovatively blend complementary tastes, food textures and ingredients while strictly adhering to the Company's emphasis on freshness, healthfulness and quality. As new products are introduced, selected items will be discontinued to help ensure that the product line is focused on consumer demand, to maximize the Company's return on its shelf space in grocery and club stores, and to respond to changing trends and consumer preferences.

         The Company's refrigerated cut pasta, ravioli, tortelloni, tortellini, pasta sauces, gnocchi, and soups are packaged in clear lightweight containers which reveal the fresh appearance of its products. Monterey Pasta presents its products with a colorful logo, distinctive packaging styles, ingredient information and cooking instructions to communicate the gourmet, fresh and healthful qualities of its products. Its new Restaurant-Style products, Tortelloni Grandi, gnocchi, and Homestyle-Fresh soup product lines feature new packaging to maximize shelf impact and generate increased consumer interest in the products.

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

         PRODUCTION

         The Company produces its products in a 43,680 square foot Monterey County, California facility. It is strategically located in one of the largest produce-growing regions in the United States and is near several major vendors and food service distributors. The facility is certified by the United States Department of Agriculture (USDA) and utilizes state of the art thermal processing, chilling and packaging processes. The Company also added to a new 20,000 square foot refrigerated distribution center in December 1999, which is also located in Monterey County, approximately three miles from its production facility.

         The current production facility is staffed by approximately 180 employees, including plant management, a purchasing agent, quality control, accounting personnel, sales staff, drivers, and production line workers. Refrigerated pasta is manufactured at the facility using high quality ingredients such as Extra Fancy Durham wheat, whole eggs or egg whites, fresh herbs and IQF (Individually Quick Frozen) herbs and spices, and local cheeses and milk products. The ingredients are mixed in accordance with the Company's proprietary recipes. After filling with fresh and unusual fillings such as snow crab, lobster, and Vermont cheddar cheese, the ravioli and tortellini products receive a prescribed thermal process (pasteurization) to insure product safety and to preserve flavor, quality and shelf life. The product is then chilled immediately and packaged in controlled atmosphere trays. Pasta sauces are mixed and processed in individual batches in accordance with the Company's proprietary processes and recipes and then directly packed and sealed in plastic containers. After preparation, processing, chilling and packaging, all pasta and sauces are kept in cold storage to preserve quality and shelf life. Approximately 19 people are employed at the new distribution center, including shipping personnel, customer service and traffic personnel, and the logistics manager.

         The Company continuously reviews a variety of capital projects for the production department and in the past two years has spent $3.6 million on capital improvements including a new tortelloni line, a new packaging line, a new 20,000 square foot refrigerated distribution center, a new pasteurizer, as well as deposits on new equipment to be installed in the year 2000. Approximately $1.3 million of the $2.6 million 1999 expenditures are part of the $3.5 million capital commitment approved by the Company's Board of Directors in October 1999 to expand capacity and improve efficiency while maintaining product quality. Some of the main components of the program, which is scheduled to be complete by December 31, 2000, in addition to the distribution center, are a more efficient packline, filling and mixing equipment, a new pasta making machine and pasteurizer, and additional equipment and enhancements to improve sauce and soup making efficiency and augment capacity. The new equipment is expected to create a 100% increase in sauce capacity, a 200% increase in filling and mixing capacity, and a 25% increase in packline capacity. Future additions of assets will be evaluated for increased efficiency, flexibility and need.

DISTRIBUTION

         The Company's success depends upon an effective system of distribution for its products. In Northern California the Company maintains three direct store delivery ("DSD") routes to deliver its products to approximately 140 stores. The Company also delivers product directly to warehouses for Safeway, its largest Northern California customer. To distribute its products to other customers and parts of the country (over 90% of its business), the Company uses common carriers. The dependence on other companies for delivery of its products poses a risk to the Company. While the common carrier method of delivery has been reliable and available at acceptable rates thus far, there can be no assurance that the Company will continue to be able to negotiate acceptable freight rates in the future and that delivery will not be disrupted for reasons including, but not limited to, adverse weather, natural disasters or labor disputes in the trucking industry.

GROCERY CHAIN AND CLUB STORE SALES

         Monterey Pasta sells its products to chain grocery and club stores.

                                                  NUMBER OF STORES CARRYING MONTEREY PASTA PRODUCTS

                                                          1997                 1998                1999
                                                          ----                 ----                ----
       Retail Grocery Stores                             2,600                2,950               3,900
       Club Stores                                         500                  510                 640
                                                  -------------        -------------       -------------
       TOTAL                                             3,100                3,460               4,540
                                                  =============        =============       =============



         For the years 1997, 1998 and 1999, Costco accounted for 50%, 46% and 49% of total net revenues, while Sam's Club Stores accounted for 12%, 33%, and 31% of revenues for the same years. The Company currently sells its products to six separate Costco regions which make purchasing decisions independently of one another. These regions re-evaluate, on a regular basis, the products carried in their stores. There can be no assurance that these Costco regions will continue to offer Monterey Pasta products in the future or continue to allocate Monterey Pasta the same amount of shelf space. The Company currently supplies its products to approximately 420 Sam's Club Stores which feature expanded delis. Purchasing decisions are made at the company headquarters with input from the store level. While the Company is in the fourth year of its relationship with Sam's, there can be no assurance that Sam's Club Stores will continue to carry its products or allocate Monterey Pasta the same amount of shelf space. The loss of either of these major customers could materially adversely affect the Company's business operations.

         In 1999, the average grocery store carried 12 individual Monterey Pasta products, or Stock Keeping Units ("SKUs"), and the average club store carried 11 SKUs.

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

COMPETITION

         The Company's business is subject to significant competition. The fresh pasta and pasta sauce industry is highly competitive and is dominated by a two very large multinational companies, Nestle, with its Contadina-Registered Trademark- brand, and Kraft, with its DiGiorno-Registered Trademark- brand. There are also a number of smaller regional competitors, such as Mallards-Registered Trademark- (recently acquired by Tyson), Romance, and Trios-Registered Trademark-, (now owned by ConAgra). Multinational competitors have significantly more brand name recognition, marketing personnel, and cash resources than the Company. Moreover, competition for shelf space in grocery stores is intense and poses great difficulty for smaller food companies.

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

MANAGEMENT INFORMATION SYSTEMS

         The Company purchased a new integrated management information system in 1996 with the objective to implement an electronic link between the Company's retail sales operations, production facilities and the corporate offices. The Expandable MRP system ("Expandable") is central to the Company's efforts to automate, centralize and streamline many of the Company's key functions including accounting and finance, human resources, and production and inventory control. During the fall of 1998 the Company successfully installed a new version of Expandable to ensure compliance with year 2000 needs. All other systems were successfully updated to comply with year 2000 needs during 1999.

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

EMPLOYEES

         As of December 26, 1999, the Company employed a total of 182 persons, including 31 administrative personnel, 5 sales personnel, 4 drivers, and 142 and distribution production personnel. None of the Company's employees are represented by a labor union and the Company believes its relations with its employees are good.

TRADEMARKS AND SERVICE MARKS

         The Company has registered the "Monterey Pasta Company" name and "postage stamp" logo design with the United States Patent and Trademark Office. There can be no assurance that competitors will not adopt similar names or logo designs outside the protection of the Company's trademark registration. In July of 1999 the Company applied for registration with the United States Patent and Trademark Office for the "Homestyle-Fresh" trademark currently used in its soup line. In March of 1999 the Company acquired the right to use the "Arthur's" label with its acquisition of the Frescala Foods, Inc. business (See "Liquidity and Capital Resources" and Note 16).

ITEM 2.  PROPERTIES

         During February 1996, the Company leased 9,160 square feet of executive office and training space facilities in downtown San Francisco. The Company vacated this space in January 1997 following a staff reduction and consolidation of all operations in the Company's factory in Monterey County. The Company subleased the San Francisco property at a small premium, as of April 1, 1997, to a large publishing interest for the remaining term of the lease through February 2001.

         Effective February 6, 1998, the Company leased an additional 4,649 sq. ft. in the same building it now occupies in Monterey County, California, bringing the total square footage leased to 42,315 pursuant to a lease which expires in 2004 with two ten year options for renewal. The additional space was used to increase the efficiency of the production and storage areas. In June of 1998, the Company leased an additional 1,365 sq. ft. in the same building, pursuant to the same lease expiration. This area is used for office space. The total square footage now leased by the Company is 43,680, or approximately one acre of building space, and comprises the entire building. Company management believes that the properties/facilities are suitable and adequate for the Company's needs.

         The Company currently leases two outside warehouse facilities in Salinas, California within the same warehouse complex approximately three-miles from its production facility. One, comprised of approximately 12,000 square feet, is used to store excess coolers and display racks, packaging materials, idle equipment and company records, and is a month-to-month lease. The second is for 20,000 square feet of refrigerated storage. The term is for five years and expires January 2005.

ITEM 3.  LEGAL PROCEEDINGS

         There are no material pending legal proceedings, other than ordinary, routine litigation incidental to the Company's business, to which the Company is a party or to which any of its property is subject. On February 2, 2000 the United States District Court for the District of Delaware denied a motion to dismiss a lawsuit against Clearwater Fund IV, Ltd. And Clearwater Fund IV, LLC, stockholders of the Company, (collectively, "Clearwater") alleging a violation of Section 16(b) of the Securities Exchange Act of 1934, as amended, in connection with an alleged purchase and sale of the Company's stock within a six month period. The Company has been named as a nominal defendant in this suit; however, to date it does not expect to incur damages, if the plaintiff is ultimately successful. In fact, is this lawsuit is ultimately successful, the Company may receive a portion of the $987,000 profit deemed to have been received by Clearwater in connection with the purchase and sale of the Company's stock. There can be no assurance that the Company will receive any funds as a result of this suit, or that one of the parties to the suit will not allege damages payable by the Company, which, even if ultimately unsuccessful, could cause the Company to expend time and money to resolve.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to vote during the fourth quarter of 1999.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

PRICE RANGE OF COMMON STOCK

         The Company effected its initial public offering on December 7, 1993 at a price to the public of $6.00 per share. Since that date, the Company's Common Stock has traded on the NASDAQ National Market System under the symbol "PSTA." The table on the following page sets forth for the period indicated, the high and low sales prices of shares of the Common Stock on the NASDAQ National Market System.



                                                                          HIGH                  LOW
                 Fiscal year 1998:
                       First quarter                                   $ 1 3/4              $ 1 1/8
                       Second quarter                                    1 1/2               1 1/16
                       Third quarter                                    1 9/16               1 1/16
                       Fourth quarter                                  1 13/16                    1

                 Fiscal year 1999:
                       First quarter                                  $ 3 7/32             $ 1 5/16
                       Second quarter                                        3                2 3/8
                       Third quarter                                     3 1/2                2 1/2
                       Fourth quarter                                    4 1/2               2 9/16


         As of February 14, 2000, there were 308 stockholders of record of the Common Stock and approximately 3,500 investors with shares in street name.

DIVIDEND POLICY

         The Company has not paid any cash dividends to Common stockholders, except to certain holders of private placement common stock in 1997, which represented guaranteed yield for the period from stock issuance in April, 1997 until the Registration Statement on Form S-3 was effective on October 24, 1997. The Company intends to retain future earnings in its business and does not anticipate paying cash dividends on the outstanding Common stock in the near future.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial data for the Company. These data should be read in conjunction with the consolidated financial statements and related notes included elsewhere in Form 10-K.


                                                                                      Years Ended
                                                               ------------------------------------------------------------
                                                                     1995       1996        1997       1998        1999
                                                               ------------------------------------------------------------
                                                                      (dollar amounts in thousands except per share data)
        CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
        Net revenues from continuing operations                 $  18,716    $  24,492   $   23,447   $   26,217  $   36,902
        Income (loss) from continuing operations                $  (1,297)   $  (8,453)  $      474   $    2,037  $    7,027*
        Income (loss) from discontinued operations              $ (21,279)   $     220   $       37   $       --  $       --
        Basic net income (loss) per common share                $   (3.50)   $   (1.13)  $     0.02   $     0.16  $     0.55
        Diluted income (loss) per common share                  $   (3.50)   $   (1.13)  $     0.02   $     0.16  $     0.54

        Weighted average primary shares outstanding             6,440,198    8,276,608   10,458,451   12,979,055  12,711,801
        Weighted average diluted shares outstanding             6,440,198    8,276,608   10,458,451   12,979,055  13,074,776

        CONSOLIDATED BALANCE SHEET DATA:
        Working capital (deficit)                               $     597    $    (377)  $    2,444   $    1,601  $    4,128
        Total assets                                            $  11,691    $  10,789   $   11,029   $   10,835  $   18,666
        Total debt and capital lease obligations                $   3,958    $   1,635   $    1,797   $    2,277  $      761
        Stockholders' equity                                    $   2,405    $   5,085   $    7,360   $    6,709  $   14,610


*Includes one-time impact of $3.43 million reversal of deferred tax asset valuation allowance.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the financial statements and related notes and other information included in this report. The financial results reported herein do not indicate the financial results that may be achieved by the Company in any future period.

BACKGROUND

         Monterey Pasta Company was incorporated in June 1989 as a producer and wholesaler of refrigerated gourmet pasta and sauces to restaurants and grocery stores in the Monterey, California area. The Company has since expanded its operations to provide a variety of products to grocery and club stores throughout the United States, selected regions in Canada, and part of Latin America. The Company's overall strategic plan is to enhance the value of the Monterey Pasta Company brand name by distributing its gourmet products through multiple channels of distribution.

         The Company's product distribution to grocery and club stores increased from approximately 25 stores as of December 1989, to approximately 4,300 by December 1995, declined to approximately 3,100 as of December 28, 1997 and increased, once again, to approximately 4,500 stores by December 26, 1999. During 1994, 1995 and 1996, significant costs were incurred to promote the expansion that occurred, including product demonstration, advertising, warehousing, and distribution costs and the hiring of additional personnel. In 1997, the focus was changed to developing a profitable distribution base. Hence, the reduction in store totals, and the return to profitability. During 1998 and 1999 the Company added profitable retail and club distribution including approximately 110 additional club stores, 750 retail stores as part of the March, 1999 Frescala Foods acquisition, and several new retail chains comprising over 550 stores.

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

CONTINUING OPERATIONS FOR 1997, 1998 AND 1999

         Net revenues from continuing operations were $23,447,000, $26,217,000, and $36,902,000 for 1997, 1998, and 1999, respectively, reflecting an annual increase in sales of 12% for 1998, when compared to 1997, and a 41% increase for 1999 when compared to 1998. The 1998 and 1999 increases resulted from increased store numbers from approximately 3,100 at the end of 1997 to approximately 3,460 individual grocery and club stores by year-end of 1998, and approximately 4,540 at year end 1999.

         Gross margin decreased to 38% in 1999 from 41% in both 1997 and 1998. The decline was caused by excess distribution expenses arising from outside warehouse arrangements which were replaced by a company-run distribution complex in December 1999, slightly lower gross margin percent caused by the conversion of most of the remaining customers to Restaurant-Style product by the fourth quarter of 1999, and expenses associated with intensive new product development efforts. In addition, lower gross margin percent was experienced on the Frescala Foods sales over the first six months of operation (after the March 1999 purchase) until the San Antonio, Texas facility was closed and the business fully assimilated into the Salinas, California plant.

          Selling, general and administrative expenses ("SG&A") increased to $10,220,000, up $1,909,000 or 23% from $8,311,000 in 1998, which had declined
$413,000 or 5% from 1997. The 1999 expense level reflects the first year SG&A expenses increased since 1996 when they were $16.2 million. The 1996 expense level was materially reduced in 1997 to $8,724,000 as a result of redefined marketing focus, and facilities consolidation from San Francisco to Salinas, with reduced headcount and related overhead expenses implemented in late 1996 and early 1997. Further decreases in administrative costs continued during 1998 with a $1.1 million reduction in professional fees, public reporting expense, insurance costs, and other administrative expenses, partially offset by increased expenses in the sales and marketing area related to new customers and stores. In 1999 variable costs associated with the 41% sales increase, additional product demonstration expense related to the added club store business, full year expense for two marketing positions, and normal wage and salary inflation contributed to the increase over 1998. SG&A expenses as a percent of sales were 37.2%, 31.7% and 27.6% for 1997, 1998, and 1999, respectively. Management believes the current level of SG&A expenses is consistent with efficient operations, and additional expenses in future periods, mainly in the sales and marketing area, will be directly associated with increased levels of sales.

         Depreciation and amortization expense, included in cost of sales and SG&A, increased to $1,046,000, or 3% of net revenues in 1999, compared to $999,000 or 4% of net revenues in 1998, and $961,000 or 4% in 1997. The increases over the past two years relate primarily to capital expenditures in the Salinas, California production facility and the addition of the Frescala Foods business that added $94,000 amortization expense during 1999. The Company anticipates further increases in depreciation and amortization in future periods as additional equipment is purchased and placed in service.

         Net interest expense of $156,000 was recognized in 1999 compared to net interest expense of $250,000 in 1998 and $211,000 in 1997. Cash raised by the March, 1997 private placement helped reduce interest expense in 1997. The 1998 increase was the result of the funds borrowed to repurchase common stock from Clearwater Fund IV LLC in March of that year. The 1999 decline was associated with additional cash generated by the increased profit level, which reduced loan balances, reduction in interest rate premium over prime by the Company's lender, and reductions in prime rate.

         Remaining reserves for discontinued operations of $388,000 at the end of 1996 from the sale of a former subsidiary, Upscale Food Outlets, less a recovery of $37,000, were utilized during 1997.

LIQUIDITY AND CAPITAL RESOURCES

         During the twelve months ended December 26, 1999, $4,701,000 of cash was provided by the Company's operations, compared to $3,057,000 provided in 1998. The improvement in 1999 profitability of $1,560,000 was largely responsible for the $1,644,000 increase in cash from operations. Working capital changes on a net basis were relatively minor. The 1999 improvement followed a $4.1 improvement of 1998 over 1997, of which $1.6 million was contributed by an increased net cash income (net income plus depreciation and amortization). The remainder of the 1998 increase over 1997 was a result of an improvement in working capital accounts, specifically accounts receivable, prepaid expenses, and accounts payable, partially offset by an increase in inventory needed to support increased sales.

         In December 1995, the Company obtained a $3,000,000 credit facility from a commercial lending institution. The proceeds from such financing were used for sales and marketing expenses, working capital, and capital investment. This facility was renegotiated with another bank in July 1997 to avail the Company of lower interest rates. It was increased to $4,000,000 in March, 1998 to allow for a stock repurchase of 2,365,066 shares of Common from Clearwater Fund IV LLC for a total purchase price of $2,690,000 or $1.1375 per share, resulting in a 15.6% reduction in shares outstanding. In July 1998 and July 1999 the credit facility was renewed for additional years with lower interest rates on the term notes and the receivables and inventory line, as well as no loan fees. A term note for $750,000 was negotiated in March 1999 to assist with the funding of the Frescala Foods acquisition. This note was repaid in full in September of 1999. Current credit facility is at $4.75 million, of which $605,000 was outstanding at December 26, 1999, all current (See Note 4 to the financial statements).

         A total of $1,516,000 in cash was used in 1999 in connection with the Frescala Foods acquisition, including costs associated with the transaction (Refer to following paragraph). In addition, $2,415,000 in cash was used to purchase equipment and leasehold improvements in 1999, compared to $933,000 in 1998. Approximately $1.3 million of the 1999 capital expenditures were part of a $3.5 million capital plan approved by the Company's Board of directors in October 1999 for the period of October 1999 through December 2000. The Company plans to make additional capital expenditures in 2000 of approximately $2.2 million to expand production capability, improve packaging efficiency and maintain quality. All capital expenditures are expected to be funded with a combination of cash flow from operations and use of the Company's credit facility.

         On March 12, 1999 the Company purchased the operating assets and inventory of Frescala Foods, Inc. ("Frescala"), a San Antonio, Texas based fresh pasta and sauce producer with an emphasis on private label production. The consideration to Frescala consisted of $1,345,000 in cash plus fully vested options to purchase 300,000 shares of the Company's common stock. The options have an approximate fair market value of $145,000, an exercise price of $2.33 per share, and a three-year expiration. Additionally, Frescala owners received an earn-out of $97,000 as of October 31, 1999 based upon Frescala sales above a predetermined level. Funding for the transaction came from a new $750,000 two-year term loan, since repaid, use of existing accounts receivable and inventory line, and cash flow from operations.

         The total consideration of $1,587,000 plus related acquisition costs of $73,000, was allocated to identifiable fixed assets totaling $200,000 and inventories of $217,000. The balance of $1,243,000, which includes trademarks and recipes not specifically quantifiable, was charged to goodwill.

         Management believes that the Company's credit facility and cash generated from continuing operations will provide adequate funding to meet its needs for normal operations and capital purchases through 2000.

DEFERRED TAX ASSETS

         Due to the prior history of losses, a 100% valuation allowance against deferred tax assets was provided in 1998 and earlier years, as management could not determine that it was more likely than not that they would be realized. As of December 26, 1999, however, the Company has experienced three consecutive years of increasingly profitable operations. Accordingly, a portion of the valuation allowance totaling $3,430,000 has been reversed as of December 26, 1999, since the Company believes it is more likely than not that this portion of deferred tax assets will be realized.

SALES AND MARKETING

         The Company's sales and marketing strategy targets sustainable growth. Its focus is on increasing sales through expansion of its club store and retail grocery business, increasing its distribution through the rapidly growing number of natural and organic food retailers, and the introduction of innovative new products designed to meet consumer needs.

         After gaining over 300 new club stores during 1997 and 1998, expansion of the Company's club store business continued in 1999 with the rollout of the Company's products in Costco's Los Angeles and San Diego divisions with 72 total warehouses. Distribution of the Company's products continues to grow with the national expansion of Sam's Club. Monterey Pasta's products are now found in approximately 420 Sam's Club locations, an increase of approximately 90 stores over 1998.

         During 1999 the Company's retail grocery distribution increased significantly with the addition of over 200 Ralph's stores in California, 79 stores of Denver-based King Soopers, 44 stores of Norfolk, VA-based Farm Fresh, Inc., 150 Smart and Final Stores throughout the western United States, as well as a third Direct Store Delivery route in Northern California. It also acquired 750 new stores with the March 1999 Frescala acquisition, of which it retained 550 at year-end 1999.

         Monterey Pasta's products are made with no preservatives or artificial ingredients. Capitalizing on this strength, the Company continues to pursue increased distribution through natural and organic food retailers, whose growth has exceeded 20% in recent years. The Company estimates there are 450 potential natural and organic retail grocery stores available, as potential markets for its products.

         To fulfill its objective of introducing innovative new products, in 1999 the Company made several significant introductions including Gnocchi, Homestyle-Fresh Refrigerated soups, and Tortelloni Grandi. It also expanded its line of Restaurant-Style pastas and sauces, which feature the largest ravioli currently available to the fresh grocery consumer. These new additions include Chicken Rosemary Ravioli, Garden Fresh Marinara Sauce, and Fresh Alfredo Sauce with Herbs.

         The 1999 introduction of the Company's Potato Parmesan gnocchi was the first refrigerated fresh gnocchi widely available in the marketplace. Additional varieties are currently under development and will be introduced in the coming year.

         Tortelloni Grandi was another significant addition to the Company's product offerings in 1999. These new entree-sized tortelloni are 80% larger by weight than traditional tortelloni and contain twice the filling. This introduction is designed to take advantage of the fast-growing tortelloni segment of the refrigerated pasta market.

         Also new for 1999 are Monterey Pasta's Homestyle Fresh soups. These gourmet refrigerated, fresh soups are packaged in easy-to-open, microwave-and-serve 20 ounce plastic cups. The initial release includes eight varieties. This introduction expands the Company's already-successful pasta and sauce business into another grocery category. New flavors will be introduced in the coming year.

BUSINESS RISKS

         Certain characteristics and dynamics of the Company's business and of financial markets generally create risks to the Company's long-term success and to predictable quarterly results. These risks include:

- NO ASSURANCE OF CONTINUED PROFITABILITY. In the second quarter of 1994, the Company reported its first operating loss from continuing operations. Subsequent to that quarter the Company incurred losses through the first quarter of 1997, after which it regained profitability, which has continued for eleven consecutive quarters. At December 26, 1999, the Company had an accumulated deficit of $25,653,000. There can be no assurance that the Company will maintain its recent profitability in the long term.

- LIQUIDITY: NEED FOR ADDITIONAL CAPITAL. Management believes that its operations and existing bank lines of credit will provide adequate liquidity to meet the Company's planned capital and operating requirements for normal operations and capital expenditures through 2000, assuming that its existing bank lines can be extended when they expire in July and August of 2000. If the Company's operations do not provide cash sufficient to fund its operations, and the Company seeks outside financing, there can be no assurance that the Company will be able to obtain such financing when needed, on acceptable terms, or at all. In addition, any future equity financing or convertible debt financing would cause the Company's stockholders to incur dilution in net tangible book value per share of Common Stock.

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

- DEPENDENCE ON MAJOR CUSTOMERS. During 1999, two customers, Costco and Sam's Club Stores, accounted for 49% and 31%, respectively, of the Company's total revenues. The Company currently sells its products to six separate Costco regions which make purchasing decisions independently of one another. These regions re-evaluate, on a regular basis, the products carried in their stores. There can be no assurance that these Costco regions will continue to offer Monterey Pasta products in the future or continue to allocate Monterey Pasta the same amount of shelf space. The Company also supplies its products to approximately 420 Sam's Club Stores. Purchasing decisions are made at the company headquarters with input from the store level. While the Company is in the third year of its relationship with Sam's, and this relationship is expected to continue, there can be no assurance that Sam's Club Stores will continue to carry its products. Loss of either of these customers, Costco or Sam's Club Stores, would have a material adverse effect on the Company.

- SEASONALITY AND QUARTERLY RESULTS. The Company's grocery and club store accounts are expected to experience seasonal fluctuations to some extent. The Company's business in general may also be affected by a variety of other factors, including but not limited to general economic trends, competition, marketing programs, and special or unusual events.

- COMPETITION AND DEPENDENCE ON COMMON CARRIERS. The Company's business continues to be dominated by several very large competitors, which have significantly greater resources than the Company; such competitors can outspend the Company and negatively affect the Company's market share and results of operations. The Company also continues to be dependent on common carriers to distribute its products. Any disruption in its distribution system or increase in the costs thereof could have a material adverse impact on the Company's business.

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

     The Company utilizes software vendors for its major computer program applications. The Company has a task force in place to address "Year 2000" issues. Installation of a year 2000 compliant version of the Company's financial, inventory, and production software was completed in November 1998. The Company also completed the work necessary to make its internal personal computer network year 2000 compliant during March 1999. Updating telephones, facsimile machines and labeling equipment for year 2000 was completed during the second quarter of 1999. The Company used both internal and external resources to reprogram, replace and test the systems for the year 2000 modifications. No problems have been noted with year internal 2000 compliance as of the filing date of this Form 10-K.

     In addition, the Company has been in contact with its suppliers and other third parties to determine the extent to which they may be vulnerable to year 2000 issues. This assessment is essentially complete and no matters have come to the Company's attention, which could give rise to the need for remedial measures. The Company cannot currently predict the future effect of third parties' "Year 2000" issues on its business. As of the filing date of this Form 10-K there have been no indications of material matters which have or could impact the Company's business from third parties. Contingency measures such as the stocking of additional inventory of key items were put in place at year-end 1999 and no adverse consequences were observed.

     The cost of becoming year 2000 compliant was approximately $85,000. No further expenses of a material nature are anticipated.

RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board issued SFAS 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings' effect of the hedged forecast transaction. For a derivative NOT designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS 133, as amended, is effective for all fiscal quarters beginning after June 15, 2000. Historically the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of this new standard to affect its financial statements.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                      PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         As of FEBRUARY 16, 2000, the directors, executive officers, and other significant employees of the Company are as follows:


         DIRECTORS AND EXECUTIVE OFFICERS:
             NAME                                           AGE       POSITION
             ----                                           ---       --------
             Charles B. Bonner                               57       Director

             Thomas E. Kees                                  49       Director

             R. Lance Hewitt                                 60       Chief Executive Officer, President
                                                                      and Director

             Floyd R. Hill                                   56       Director

             Van Tunstall                                    53       Director

             James Wong                                      52       Director

             Walter L. Henning                               55       Director



             Stephen L. Brinkman                             51       Chief Financial Officer,
                                                                      Corporate Secretary, and Director



         OTHER SIGNIFICANT EMPLOYEES:
             NAME                                           AGE       POSITION
             ----                                           ---       --------
             Lynn Port                                      55        Plant Controller

             Roy G. Scotton                                 40        Director - Logistics and Human Resources

             Peter F. Klein                                 40        Plant Manager

             Ron Hendershott                                49        Director - Quality Assurance and Tech. Svcs.

             Don Anspaugh                                   34        Sales Manager - Mid Central Region

             Clifford Farmer                                44        Natural Foods/DSD Sales Manager

             Lisa Player                                    40        Sales Manager - East

             Joseph Stirlacci                               40        Senior Sales Manager - West


         Normally each director is elected for a period of one year and serves until the stockholders duly elect his or her successor. Directors may be elected by the Board to fill a vacancy between annual stockholder meeting elections.

         The principal occupations of each director and executive officer of the Company, for at least the past five years, are as follows:

         CHARLES B. BONNER, DIRECTOR. Mr. Bonner served as a Director of the Company from 1993 through January 1995, and was reappointed as a Director effective September 1995. Mr. Bonner is President of Pacific Resources, Inc., a mergers and acquisitions advisory firm, a position he has held since September 1989. Mr. Bonner also serves as a director for the following entities: Internet Plus, Inc., Everything Metal Imaginable, Inc., and Daystar Venture Fund, LP.

         R. LANCE HEWITT, PRESIDENT, CHIEF EXECUTIVE OFFICER AND DIRECTOR. Mr. Hewitt joined the Company in June 1997 as President and Director. He was named Chief Executive Officer in August 1997. Mr. Hewitt was most recently President of Carriage House Fruit Company from 1995 to 1997. He was Chief Operating Officer of Ingro Mexican Foods from 1988 to 1995. Hewitt also served as Vice President of Marketing and Sales for the Lawry's Foods division of Thomas J. Lipton, Inc., a subsidiary of Unilever, and spent fifteen years with McCormick Schilling, Inc. in various executive capacities.

         FLOYD R. HILL, DIRECTOR. Mr. Hill co-founded the Company in 1989, served as its Secretary/Treasurer and Chief Executive Officer until 1993, and served as a Director of the Company from 1989 until 1994. Mr. Hill became a Director again in January 1995. He also served as the Senior Vice President of Production from August 1993 until November 1995. From 1969 until 1991, Eli Lilly & Co. employed Mr. Hill in various marketing and product development positions. Mr. Hill joined Organic Food Products in November 1995 as Chief Operating Officer, and was promoted the Chief Executive Officer in December 1995, a position he held until April 1998. He is currently the owner and operator of a motel in Tombstone, Arizona.

         THOMAS E. KEES, DIRECTOR. Mr. Kees has served as President, Chief Executive Officer, and Chairman of Legacy Brands, Inc. since September 1, 1995. Legacy is a licensing and marketing company for highly recognized food products such as the Mrs. Field's brands. From 1994 to 1995 he was the Senior Vice President of Retail Development at A.C. Nielsen where he founded and chaired the Nielsen Retail Advisory Board. Mr. Kees served as Executive Vice President of Raley's Supermarkets and Drug Centers, a regional sales operator of 85 Stores in Northern California and Nevada, from 1992 to 1994. Mr. Kees was elected to the Board in June of 1998.

          VAN TUNSTALL, DIRECTOR. Mr. Tunstall was elected to the Board of Directors in February 1997. Since 1997, he has served as President of the Central Coast Group, a strategic consulting and business services firm. He has been an independent consultant with a variety of companies since 1997. Mr. Tunstall was a senior executive with Gilroy Foods, Inc., an international manufacturer of various food product ingredients, from 1977 to 1995. He served as President and Chairman of the Board from 1991 through 1995. Previously, Mr. Tunstall held various positions with McCormick & Company, Inc.

         JAMES WONG, DIRECTOR. Mr. Wong was elected to the Board of Directors in March 1997. He serves as Chairman and Chief Executive Officer of Directions International, a U.S. based management consulting firm, which he founded in 1988. He has worked on five continents facilitating strategic alliances with suppliers and joint venture partners to improve global market share and profitability. Mr. Wong serves as a director on a variety of boards for both profit and not-for-profit, privately held organizations.

         WALTER L. HENNING, DIRECTOR. Mr. Henning was elected to the Board of Directors in December 1999. He is currently Plant Manager of the Salinas Plant, McCormick & Company, Inc., a position he has held since early 1999. Mr. Henning began his career with McCormick and Company in 1971 as Manager, Technical Services. He subsequently was promoted several times to other positions in technical and plant management before leaving the company in 1983 to accept the position of Vice President of Operations with Tone Spices. Following the sale of Tone, Mr. Henning returned to a subsidiary of McCormick and Company, Gilroy Foods, Inc. in 1995 as Vice President of Operations. Mr. Henning remained with Gilroy Foods, Inc. in the same capacity after it was purchased by ConAgra in 1996, before ultimately returning to McCormick & Company.

         STEPHEN L. BRINKMAN, CHIEF FINANCIAL OFFICER, CORPORATE SECRETARY, AND DIRECTOR. Mr. Brinkman joined the Company in August, 1997 after a 17 year career with Gilroy Foods, Inc., where he was Controller from 1984 through 1988 and Vice President, Finance and Administration from 1989 through 1996. Previously, he was Controller for a large California-based farming company, and worked for Security Pacific Bank in agricultural banking. Mr. Brinkman was elected to the Board in October 1999.

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

         ROY G. SCOTTON, DIRECTOR-LOGISTICS. Mr. Scotton joined the Company in June 1996 as Production Manager and was subsequently promoted to Plant Manager. Mr. Scotton served at Nestle Food Company from 1987 to 1996, most recently as Organizational Development Manager. In March 1998, Mr. Scotton was reassigned to the responsibilities formerly held by Mr. Klein, with the exception of plant maintenance. He is now head of Logistics and responsible for the Company's new distribution center.

         PETER F. KLEIN, PLANT MANAGER. Mr. Klein became Production Manager at the Company in November 1994, responsible for production and plant maintenance. In 1996 he was promoted to Plant Superintendent responsible for warehouse functions and plant maintenance. He has over 15 years of experience in overseeing warehouse operations, shipping and receiving, and maintenance services. In March of 1998 Mr. Klein assumed responsibility for plant operations as well as plant maintenance and production planning, relinquishing his warehouse functions to Mr. Scotton. Mr. Klein is also responsible for Human Relations.

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

          DON ANSPAUGH, SALES MANAGER-MID CENTRAL REGION. Mr. Anspaugh joined the Company in March 1998 to replace Jody Cook, who assumed new responsibilities as a Manufacturer's Agent in a consulting role and has since left the Company. Mr. Anspaugh has nearly ten years of sales experience, most recently with Willett America, where he served as Inside Sales Manager from 1995 through 1997. He was DSD Manager with the Company from 1994 to 1995. Mr. Anspaugh also was an Area Sales Manager with Labeljet Company, a division of Willett America, and was a District Sales Representative with Coca-Cola.

         JOSEPH STIRLACCI, SENIOR SALES MANAGER-WEST. Mr. Stirlacci has served as Western Zone Manager since December 1995. In December 1999 he was promoted to Senior Sales Manager-West. His primary responsibility is to manage, maintain and secure club store accounts. Mr. Stirlacci has been in the food and beverage industry since 1981, serving seven years with Young's Market managing wholesale liquor and wine from 1988 to 1995, after six years as the account executive for four large grocery chains.

         LISA PLAYER, SALES MANAGER-EAST. Ms. Player joined the Company in the capacity of Eastern Zone Sales Manager and Sam's Club Stores Account Manager in March 1998 after spending a year as Corporate Sales Account Executive with FTP Travel Management Group, a large regional corporate travel management company. Prior to that she was employed for over five years by Trio's Pasta Products of Chelsea, Massachusetts, a competitor of the Company, ultimately as National Account Sales Manager. During her tenure with Trio's, Ms. Player was responsible for the Sam's Club account (which, after her tenure with Trio's, was acquired by the Company in September, 1997).

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

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish the Company with copies of all reports they file under Section 16(a). To the Company's knowledge, based solely on its review of the copies of such reports furnished to the Company and written representations that no other reports were required, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with during the fiscal year ended December 26, 1999, with no exceptions.

ITEM 11. EXECUTIVE COMPENSATION

       SUMMARY COMPENSATION TABLE


                                               ANNUAL COMPENSATION                       LONG TERM COMPENSATION

                                                                                          SECURITIES
               NAME AND                                                                   UNDERLYING       ALL
          PRINCIPAL POSITION      YEAR      SALARY $        BONUS $     OTHER $          OPTIONS (#)     OTHER $
          ------------------      ----      --------        -------    --------         ------------    --------
       R. LANCE HEWITT            1999      $179,846(1)     $    --    $9,000(1)          112,000(1)    $     --
       President and Chief        1998      $175,000(1)     $61,250    $9,000(1)               --(1)    $     --
       Executive Officer          1997      $ 94,231(1)     N/A        $4,500(1)          100,000(1)    N/A


       STEPHEN L. BRINKMAN        1999      $124,038(2)     $ 3,923    $   --              60,000(2)    $     --
       Chief Financial Officer    1998      $115,293(2)     $23,540    $   --                  --(2)    $     --
                                  1997      $ 35,962(2)     $    --    $   --              60,000(2)    $     --


Notes: (1) Mr. Hewitt was appointed President in June 1997 and Chief Executive Officer in August 1997. He was eligible for a 35% bonus upon completing his first full year of employment, which was paid in June 1998. For every year thereafter he is eligible for a bonus of up to a maximum of 35% of his salary annually for achieving agreed-upon income targets, as approved by the Board of Directors, and an additional 25% of his salary for achieving certain specific objectives for each fiscal period. He was eligible to vest and vested 50,000 options each year, because he was still employed by the Company on both the first and second anniversaries of his May 26, 1997 employment agreement. Mr. Hewitt was also eligible to receive, at the discretion of the Board of Directors, an additional 200,000 options during the first two years of employment split as follows: 120,000 for achieving agreed-upon business goals in the first year and 80,000 for achieving business goals in the second year. The cycle for measurement of Mr. Hewitt's eligibility for bonus, and those options tied to performance, was converted to a fiscal year basis during the fourth quarter of 1998 by resolution of the board of Directors at its October 22, 1998 meeting. At its February 9, 1999 Board of Directors meeting, the directors awarded 32,000 options to Mr. Hewitt for performance in his first full year of employment through fiscal year-end 1998, based on the new measurement cycle. The determination for the remainder of the options was made subsequent to 1999 fiscal year-end when Mr. Hewitt was awarded an additional 80,000 options which vested as of February 13, 2000. In May 1999 Mr. Hewitt was granted an additional 80,000 options based on milestones for the year 2000; 27,000 will vest if he is still employed by the Company on December 30, 2000, and 53,000 will vest based on achievement of performance objectives mutually agreed upon with the Board. During its February 2000 Board of Directors meeting the Board awarded Mr. Hewitt a 50% bonus for his 1999 performance. Mr. Hewitt also receives an auto allowance of $750 per month.

(2) Mr. Brinkman was appointed Chief Financial Officer in September 1997. He was eligible for, and received, a 20% bonus based upon performance upon completion of his first full year of employment. For every year thereafter he is eligible for a bonus of up to 20% based upon the achievement of performance criteria agreed upon with the Chief Executive Officer. Mr. Brinkman was granted 60,000 options in 1997. He vested 10,000 options upon his initial employment date, 10,000 options on his first anniversary and 10,000 options for achieving certain performance criteria in his first full year of employment. In addition, he was eligible to vest and vested 10,000 options on his second anniversary of employment, 10,000 options for achieving certain performance criteria in his second full year of employment, 5,000 options on his third anniversary of employment and 5,000 options for achieving certain performance criteria in his third full year of employment. The cycle for measurement of Mr. Brinkman's eligibility for bonus, and those options tied to performance, was converted to a fiscal year basis during the fourth quarter of 1998 at the direction of the Chief Executive Officer. He vested 3,000 options for performance through fiscal year-end 1998, based on the new measurement cycle. The vesting determination for the remainder of the options was made subsequent to 1999 fiscal year-end, at which time Mr. Brinkman vested an additional 6,666 options, with 334 forfeited based on 1998 performance criteria. In February 2000 Mr. Brinkman was awarded an 18.8% bonus for his 1999 performance. In May 1999 Mr. Brinkman was granted an additional 60,000 options based on milestones for the year 2000; 20,000 will vest if he is still employed by the Company on December 30, 2000, and 40,000 will vest based on achievement of performance objectives mutually agreed upon with the CEO.

         OPTION GRANTS IN LAST FISCAL YEAR

         The Board of Directors awarded Mr. Hewitt 32,000 options for his 1998 performance as mentioned in Note 1 to the "Summary Compensation" table on the preceding page. In addition, the Board granted 80,000 options to Mr. Hewitt and 60,000 options to Mr. Brinkman for the year 2000 which will vest based on employment status and achievement of certain performance measures (See Notes 1 and 2 under "Executive Compensation"). Neither Mr. Hewitt nor Mr. Brinkman exercised any options during 1999.


                                        INDIVIDUAL GRANTS
                           NUMBER OF     % OF TOTAL
                          SECURITIES       OPTIONS                                     POTENTIAL REALIZABLE VALUE
                          UNDERLYING     GRANTED TO       EXERCISE                            ON 12/26/99:
                            OPTIONS       EMPLOYEES        OR BASE       EXPIRATION      ALTERNATIVE GRANT DATE
         NAME               GRANTED       IN 1999           PRICE           DATE                     VALUE
------------------------  ------------    --------          -----           ----                     -----
R. Lance Hewitt                32,000       10.12           2.125       February 22, 2009            $  45,760
                               80,000       25.32           2.625         May 16, 2009                 114,400

Stephen L. Brinkman            60,000       18.99           2.625         May 16, 2009               $  85,800


         The Alternative Grant-Date Value of Mr. Hewitt's and Mr. Brinkman's options was calculated using a Black-Scholes option pricing model assuming no dividends, a weighted average risk-free interest rate of 5.28% and a weighted-average volatility of 53.14%.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL
YEAR-END OPTION VALUES


                                     NUMBER OF SECURITIES UNDERLYING                    VALUE OF UNEXERCISED
                                          UNEXERCISED OPTIONS AT                      IN-THE-MONEY OPTIONS AT
                                            DECEMBER 26, 1999                            DECEMBER 26, 1999
                                    -----------------------------------         -------------------------------------
         NAME                         EXERCISABLE      UNEXERCISABLE              EXERCISABLE        UNEXERCISABLE
------------------------            ----------------  -----------------         ----------------    -----------------
R. Lance Hewitt                             132,000             80,000                $ 239,250           $ 105,000

Stephen L. Brinkman*                         43,000             76,666*               $  96,750           $ 116,248


* Mr. Brinkman forfeited 334 options during 1999 related to performance objectives for 1998.

EMPLOYMENT CONTRACTS

     Mr. Hewitt and Mr. Brinkman have employment agreements, the terms of which are outlined under "Executive Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The table on the following page sets forth as of February 11, 2000 (except as noted in the footnotes to the table), certain information with respect to the beneficial ownership of the Company's Common Stock by (i) all persons known by the Company to be the beneficial owners of more than 5% of the outstanding Common Stock of the Company, (ii) each director and director-nominee of the Company, (iii) the Chief Executive Officer as of February 11, 2000, and (iv) all executive officers and directors of the Company for fiscal year 1998 through February 11, 2000, as a group.


NAME AND ADDRESS OF BENEFICIAL OWNER(1)     AMOUNT AND NATURE OF                 PERCENT OF CLASS(2)
                                            BENEFICIAL OWNERSHIP(2)
Gruber and McBaine Capital Management(3)                1,812,300                          12.4%
50 Osgood Place, Penthouse
San Francisco, CA 94133

Thomas E. Kees(4)                                          10,000                             *

Van Tunstall(5)                                            77,300                             *

Floyd R. Hill(6)                                          159,000                           1.1%

James Wong(7)                                              25,000                             *

R. Lance Hewitt(8)                                        227,000                           1.5%

Charles B. Bonner(9)                                      124,727                             *

Stephen L. Brinkman(10)                                    57,666                             *

Walter L. Henning(11)                                      28,700                             *

All Officers and Directors as a group
     (8 persons) (12)                                     709,393                           4.9%


-------------------
* Represents less than 1%

(1) Unless otherwise noted, the address of each named person is: Care of Monterey Pasta Company, 1528 Moffett Street, Salinas, CA 93905.

(2) Includes shares of Monterey Pasta Company Common Stock underlying the options and convertible securities outstanding held by the beneficial owners with respect to whom the calculation is made, but does not include shares of Common Stock that may not be acquired until more than 60 days after February 14, 2000.

(3) John D. Gruber and J. Patterson McBaine are the only directors of, and hold all executive offices of, Gruber and McBaine Capital Management ("GMCM"), an investment advisor. GMCM, together with Messrs. Gruber, McBaine, and Thomas O. Lloyd-Butler, are the general partners of Lagunitas Partners, L.P. ("Lag"), a California investment limited partnership. As of 2/14/99 GMCM had shared voting and investment power over 1,359,400 shares; Mr. Gruber has sole voting and investment power over 230,800 shares and shared voting and investment power over 1,359,400 shares; Mr. McBaine has sole voting and investment power over 222,100 shares and shared voting and investment power over 1,359,400 shares; Lag has sole voting and investment power over 396,100 shares; and Mr. Butler has shared voting and investment power over 1,359,400 shares.

(4)  Includes 5,000 exercisable options granted under the 1993 Stock Option
     Plan.

(5)  Includes 25,000 exercisable options granted under the 1993 Stock Option
     Plan.

(6)  Includes 59,000 exercisable options granted under the 1993 Stock Option
     Plan.

(7)  Includes 25,000 exercisable options granted under the 1993 Stock Option
     Plan.

(8)  Includes 212,000 exercisable options granted under the 1993 Stock Option
     Plan.

(9)  Includes 71,000 exercisable options granted under the 1993 Stock Option
     Plan.

(10) Includes 39,666 exercisable options granted under the 1993 Stock Option
     Plan.

(11) Includes 6,200 shares held in an IRA account in the name of Teresa A. Henning to which Mr. Henning claims beneficial ownership.

(12) Includes 436,666 exercisable options granted under the 1993 Stock Option Plan.

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

                                 PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a)(1)   Consolidated Financial Statements of Monterey Pasta Company:                                PAGE NUMBER(S)
         Report of Independent Certified Public Accountants                                               24
         Consolidated Balance Sheets: Year-End 1998 and 1999                                              25
         Consolidated Statements of Operations: Years Ended 1997, 1998 and 1999                           26
         Consolidated Statements of Stockholders' Equity: Years Ended 1997, 1998 and 1999                27-29
         Consolidated Statements of Cash Flows:  Years Ended 1997, 1998 and 1999                          30
         Summary of Significant Accounting Policies                                                      31-33
         Notes to Consolidated Financial Statements                                                      33-45
         Schedule II - Valuation and Qualifying Accounts                                                  46


         All other schedules have been omitted since the required information is contained in the Consolidated Financial Statements or because such schedules are not required.

(a)(2) Exhibits: See Index to Exhibits on page 46. The Exhibits listed in the accompanying Index of Exhibits are filed or incorporated by reference as part of this report. Exhibit Nos. 4.7, 10.1, 10.2, 10.12, 10.13, 10.15, and 10.16 are management contracts or compensatory plans or arrangements.

(b)      Reports on Form 8-K filed in the fourth quarter of 1999:

         None

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Stockholders and Board of Directors of Monterey Pasta Company


We have audited the accompanying consolidated balance sheets of Monterey Pasta Company and subsidiary as of December 27, 1998 and December 26, 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 26, 1999. We have also audited the Schedule listed in the accompanying index at
Item 14(a). These financial statements and the Schedule are the responsibility of Monterey Pasta Company's management. Our responsibility is to express an opinion on these financial statements and the Schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Monterey Pasta Company and subsidiary at December 27, 1998 and December 26, 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 26, 1999, in conformity with generally accepted accounting principles.

Also, in our opinion, the Schedule presents fairly in all material respects, the information set forth therein.

BDO Seidman, LLP
San Francisco, California
January 28, 2000

                                                      MONTEREY PASTA COMPANY
                                                   CONSOLIDATED BALANCE SHEETS



ASSETS                                                                     December 27, 1998           December 26, 1999
Current assets:
       Cash and cash equivalents (Note 1)                                        $    61,645                $    71,399
       Accounts receivable, less allowances of                                            --
          $312,408 and $136,127 (Notes 1, 4 and 11)                                2,062,565                  3,813,611
       Inventories (Notes 2 and 4)                                                 1,813,653                  2,703,314
       Deferred tax assets - short term                                                   --                  1,036,000
       Prepaid expense and other (Note 10)                                         1,291,251                    487,433
                                                                         --------------------       --------------------
             Total current assets                                                  5,229,114                  8,111,757

Property and equipment, net (Notes 3 and 4)                                        5,261,723                  6,789,265
Deferred tax assets - long term                                                           --                  2,394,000
Intangible assets, net (Note 16)                                                     174,302                  1,281,277
Deposits and other                                                                   170,141                     89,716
                                                                         --------------------       --------------------
             Total assets                                                      $  10,835,280              $  18,666,015
                                                                         ====================       ====================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
       Accounts payable                                                        $   1,330,649              $   2,752,967
       Accrued payroll and related benefits                                          225,438                    239,703
       Accrued liabilities (Note 13)                                                 292,982                    303,006
       Current portion of notes, loans, and
          Capitalized leases payable (Notes 1, 3 and 4)                            1,779,227                    688,186
                                                                         --------------------       --------------------
             Total current liabilities                                             3,628,296                  3,983,862

Notes, loans, and capitalized leases payable,
       less current portion (Notes 1, 3 and 4)                                       497,761                     72,577
                                                                         --------------------       --------------------
             Total liabilities                                                     4,126,057                  4,056,439
                                                                         --------------------       --------------------

Commitments and contingencies (Notes 5, 9, 11, 13, 14, and 16)

Stockholders' equity (Notes 6, 7, and 15):
       Common stock, $.001 par value, 70,000,000
          shares authorized, 12,542,613 and
          12,938,922 issued and outstanding                                       39,389,656                 40,262,579
       Accumulated deficit                                                       (32,680,433)               (25,653,003)
                                                                         --------------------       --------------------
             Total stockholders' equity                                            6,709,223                 14,609,576
                                                                         --------------------       --------------------

             Total liabilities and stockholders' equity                        $  10,835,280              $  18,666,015
                                                                         ====================       ====================


See accompanying summary of significant accounting policies and notes to consolidated financial statements.

                                                  MONTEREY PASTA COMPANY
                                           CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                       Years Ended
                                                              --------------------------------------------------------------
                                                                    1997                   1998                   1999
                                                              --------------------------------------------------------------
 Net revenues (Note 11)                                           $23,446,780            $26,217,297            $36,901,772

 Cost of sales                                                     13,761,013             15,579,059             22,748,471
                                                              ----------------       ----------------       ----------------
 Gross profit                                                       9,685,767             10,638,238             14,153,301

 Selling, general and administrative (Notes 5, 10 and 13)           8,723,887              8,310,908             10,219,615
                                                              ----------------       ----------------       ----------------
 Operating income                                                     961,880              2,327,330              3,933,686

 Loss on disposition of assets (Note 3)                              (259,480)               (26,387)               (13,004)
 Other income, net (Note 5)                                             4,135                 16,843                  1,736
 Interest expense, net (Note 4)                                      (211,438)              (249,693)              (156,233)
                                                              ----------------       ----------------       ----------------
 Income from continuing operations before provision
        for income taxes                                              495,097              2,068,093              3,766,185

 Income tax benefit (provision) (Note 8)                              (20,691)               (31,135)             3,261,245
                                                              ----------------       ----------------       ----------------
 Income from continuing operations                                    474,406              2,036,958              7,027,430

 Discontinued operations (Note 14)                                     36,882                     --                     --
                                                              ----------------       ----------------       ----------------
  Net income                                                       $  511,288            $ 2,036,958            $ 7,027,430
                                                              ================       ================       ================

 Net income per common share (Note 6):
 Net income from continuing operations                             $  474,406            $ 2,036,958            $ 7,027,430
 Dividends to preferred and certain common stockholders              (317,647)                    --                     --
                                                              ----------------       ----------------       ----------------
 Net income from continuing operations
        Attributable to common stockholders                        $  156,759            $ 2,036,958            $ 7,027,430
                                                              ================       ================       ================
 Basic income per share:
        Continuing operations                                      $     0.02             $     0.16             $     0.55
        Discontinued operations                                    $     0.00             $     0.00             $     0.00
                                                              ----------------       ----------------       ----------------
 Basic net income per common share                                 $     0.02             $     0.16             $     0.55
                                                              ================       ================       ================

Diluted Income per share:
            Continuing operations                                  $     0.02             $     0.16             $     0.54
            Discontinued operations                                $     0.00             $     0.00             $     0.00
                                                              ----------------       ----------------       ----------------
 Diluted net income per common share                               $     0.02             $     0.16             $     0.54
                                                              ================       ================       ================

 Primary shares outstanding                                        10,458,451             12,979,055             12,711,801
 Diluted shares outstanding                                        10,458,451             12,979,055             13,074,776


See accompanying summary of significant accounting policies and notes to consolidated financial statements


                                                                          MONTEREY PASTA COMPANY
                                                              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                                 FOR THE YEARS ENDED 1997, 1998, AND 1999


                                         Preferred Stock            Common Stock         Stockholder
                                      ----------------------- -------------------------     Note        Accumulated
See Note 6 and 7                       Shares     Amount        Shares       Amount      Receivable      Deficit          Total
                                     -----------------------  -------------------------- ------------ --------------  -------------
Balance, end of 1996                    3,500  $4,182,790     8,714,652     $35,754,611   $        --  $(34,852,699)     5,084,702

Conversion of Series B-1 Shares to
Common Stock                             (500)   (593,542)      345,490         582,372            --            --        (11,170)

Issuance of common stock in
private placement, net of offering
costs of $145,407, at an average
net price per share of $1.259              --          --     1,600,000       1,960,448            --            --      1,960,448

Conversion of A-1 shares to common     (3,000) (3,589,248)    4,108,108       3,523,343            --            --        (65,905)
stock

Options granted in lieu of fees            --          --                        27,095            --            --         27,095

Issuance of common stock under
Employee Stock Purchase Plan at an
average price Per share of $2.05           --          --         1,225           2,513            --            --          2,513

Issuance of 550,000 shares of
common stock at $1.875 in exchange
for Promissory note                        --          --       550,000       1,031,250    (1,031,250)           --             --

Steel share forfeitures                    --          --      (250,000)       (468,750)      468,750            --             --

Deemed dividends paid in shares            --          --       136,784         227,225            --      (227,225)            --

Deemed and actual dividends paid in        --          --            --              --            --      (148,755)      (148,755)
cash

Net income for the year                    --          --            --              --            --       511,288        511,288
                                     ----------------------- --------------------------- ------------- -------------- -------------
Balance, end of 1997                       --  $       --    15,206,259     $42,640,107   $  (562,500) $(34,717,391)    $7,360,216
                                     ======================= =========================== ============= ============== =============


See accompanying summary of significant accounting policies and notes to consolidated financial statements.


                                                  MONTEREY PASTA COMPANY
                                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                         FOR THE YEARS ENDED 1997, 1998, AND 1999


                                      Preferred Stock                 Common Stock           Stockholder
                                 -------------------------   -----------------------------     Note      Accumulated
See Notes 6 and 7                  Shares       Amount           Shares        Amount        Receivable     Deficit        Total
-------------------------        -------------------------   -----------------------------  ------------ -------------  ----------
Balance, end of 1997                   --            --       15,206,259    $42,640,107      $(562,500)  $(34,717,391)  $7,360,216

Issuance of common stock
under Employee Stock Purchase
Plan, at an average net price
per share of $1.14                     --            --            1,420          1,612             --             --        1,612

Reversal of share subscription         --            --         (300,000)      (562,500)       562,500             --           --

Reclassification of above
share subscription as an option        --            --               --         51,000             --             --       51,000

Repurchase and retirement of
Clearwater Fund IV,  Ltd.
Common shares, at an average
total price per share of $1.16         --            --       (2,365,066)    (2,740,563)            --             --   (2,740,563)

Net income for the year                --            --               --             --             --      2,036,958    2,036,958
                                 -------------------------   -----------------------------  ------------ -------------  ----------
Balance, end of 1998                   --      $     --       12,542,613    $39,389,656      $      --   $(32,680,433)   6,709,223
                                 -------------------------   -----------------------------  ------------ -------------  ----------


See accompanying summary of significant accounting policies and notes to consolidated financial statements.

                         MONTEREY PASTA COMPANY
             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED 1997, 1998, AND 1999


                                     Preferred Stock          Common Stock          Stockholder
                                    ----------------    -------------------------       Note       Accumulated
See Notes 6, 7 and 16               Shares    Amount      Shares         Amount      Receivable      Deficit          Total
---------------------               ----------------    -------------------------   -----------    ------------    -----------
Balance, end of 1998                   -      $    -    12,542,613    $39,389,656      $    -      $(32,680,433)   $ 6,709,223

Issuance of common stock under
Employee Stock Purchase Plan, at
an average net price per share
of $1.47                               -           -         1,534          2,257           -                 -          2,257

Issuance of common stock as
part of net warrant exercised
with an exercise price of
$2.25 per share                        -           -        12,489             (5)          -                 -             (5)

Issuance of common stock as
part of cash warrant exercise
with an exercise price of
$2.25 per share                        -           -        40,300         90,675           -                 -         90,675

Issuance of common stock as
part of cash stock option
exercises                              -           -        41,986         72,496           -                 -         72,496

Issuance of common stock to
former CEO upon repayment of
non-recourse stock loan                -           -       300,000        562,500           -                 -        562,500

Fair market value of options to
purchase 300,000 shares of common
stock at an exercise price of $2.33
issued as part of acquisition of
business                               -           -             -        145,000           -                 -        145,000

Net income for the year                -           -             -              -           -         7,027,430      7,027,430
                                    ----------------    -------------------------      ------      ------------    -----------
Balance, end of 1999                   -      $    -    12,938,922    $40,262,579      $    -      $(25,653,003)   $14,609,576
                                    ----------------    -------------------------      ------      ------------    -----------

See accompanying summary of significant accounting policies and notes to consolidated financial statements.

                             MONTEREY PASTA COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           Years Ended
                                                                          ----------------------------------------------
See Note 12 - Supplemental Cash Flow Information                              1997             1998            1999
                                                                          -------------    ------------    -------------
Cash flows from operating activities:
Net Income (Loss) from continuing operations                              $    474,406     $ 2,036,958     $  7,027,430
Adjustments to reconcile income from continuing operations
     to net cash provided by (used in) operating activities:
       Deferred income taxes                                                         -               -       (3,430,000)
       Depreciation and amortization                                           960,527         998,649        1,182,883
       Provisions for allowances for bad debt, returns,
         adjustments and spoils                                                109,608         477,674          693,727
       Provision for inventory reserves                                         55,000          55,000          149,500
       Loss on disposition and writedown of
          property and equipment                                               259,480          26,387           13,004
       Expenses paid in common stock and options                                27,095          51,000                -
       Changes in assets and liabilities:
                   Accounts receivable                                        (880,987)        (99,494)      (2,444,773)
                   Inventories                                                 231,431        (650,107)        (821,886)
                   Prepaid expenses and other assets                          (917,957)        177,954          884,243
                   Accounts payable                                           (594,149)        381,613        1,422,318
                   Accrued expenses                                           (613,002)       (398,712)          24,289
                                                                          -------------    ------------    -------------
             Net cash provided by (used in) continuing operations             (888,548)      3,056,922        4,700,735
             Net cash used in discontinued operations                         (137,902)              -                -
                                                                          -------------    ------------    -------------
             Net cash provided by (used in) operating activities            (1,026,450)      3,056,922        4,700,735
                                                                          -------------    ------------    -------------

Cash flows from investing activities:
       Purchase of property and equipment                                     (480,977)       (932,596)      (2,414,538)
       Repurchase of common stock                                                    -      (2,740,563)               -
       Proceeds from sale of property and equipment                            159,095           5,293           27,600
       Acquisition of business operating assets                                      -        (109,599)      (1,515,741)
                                                                          -------------    ------------    -------------
                   Net cash used in investing activities                      (321,882)     (3,777,465)      (3,902,679)
                                                                          -------------    ------------    -------------

Cash flows from financing activities:
       Bank overdrafts                                                        (839,680)         (5,692)               -
       Proceeds from revolving line of credit                               15,078,913       8,181,621       16,393,424
       Repayments on revolving line of credit                              (14,714,032)     (8,611,259)     (16,311,796)
       Proceeds from long-term debt                                                  -       2,399,234          750,000
       Securities and debt issue costs                                         (71,308)              -                -
       Repayment of long-term debt and capital lease obligations              (253,364)     (1,593,556)      (2,347,853)
       Dividends on preferred stock                                           (148,755)              -                -
       Proceeds from issuance of common stock                                1,982,057           1,612          727,923
                                                                          -------------    ------------    -------------
                   Net cash provided by (used in) financing activities       1,033,831         371,960         (788,302)
                                                                          -------------    ------------    -------------
Net increase (decrease) in cash and cash equivalents                          (314,501)       (348,583)           9,754
Cash and cash equivalents, beginning of year                                   724,729         410,228           61,645
                                                                          -------------    ------------    -------------
Cash and cash equivalents, end of year                                    $    410,228     $    61,645     $     71,399
                                                                          =============    ============    =============

See accompanying summary of significant accounting policies and notes to consolidated financial statements.

                        MONTEREY PASTA COMPANY
              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         PRINCIPLES OF CONSOLIDATION AND NATURE OF OPERATIONS

         The consolidated financial statements include the accounts of Monterey Pasta Company (a producer and distributor of pasta, pasta sauces, soups, and related items), together with its wholly-owned subsidiary, Monterey Pasta Development Company (a franchiser of restaurants - inactive). All significant intercompany accounts and transactions have been eliminated in consolidation. Collectively, Monterey Pasta Company and Monterey Pasta Development Company are referred to as the "Company." As discussed in Note 14, the Company discontinued the operations of Upscale Food Outlets, Inc. (a chain of fast food restaurants serving the Company's products) and Monterey Pasta Development Company, effective December 31, 1995. Accordingly, the restaurant and franchise businesses are accounted for as discontinued operations in the accompanying consolidated financial statements for all periods presented.

         The Company's production facility and distribution center are both located in Monterey County, California. Its products are available throughout the United States as well as selected distribution areas in Canada, the Caribbean and Latin America. The principal customers are retail groceries and club stores. The Company offers credit and payment terms to its customers in line with industry practices, generally calling for unsecured trade accounts receivable.

         ACCOUNTING PERIODS

         For quarterly reporting purposes the Company employs a 4-week, 4-week, 5-week reporting period. The fiscal year ends on the last Sunday of each calendar year (52/53-week year). The 1997, 1998, and 1999 fiscal years all contained 52 weeks and ended on December 28, 1997, December 27, 1998, and December 26, 1999, respectively.

         RECLASSIFICATIONS

         Certain of the prior year financial statement amounts have been reclassified to conform to the current year presentation.

         CASH AND CASH EQUIVALENTS

         The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

         ACCOUNTS RECEIVABLE AND ALLOWANCES

         The Company provides allowances for estimated credit losses, product returns, spoilage, and adjustments at a level deemed appropriate to adequately provide for known and inherent risks related to such amounts. The allowances are based on reviews of loss, return, spoilage, adjustment history, contractual relationships with customers, current economic conditions, and other factors that deserve recognition in estimating potential losses. While management uses the best information available in making its determination, the ultimate recovery of recorded accounts, notes, and other receivables is also dependent on future economic and other conditions that may be beyond management's control.

         INVENTORIES

         Inventories are stated at the lower of cost (using the first-in, first-out method) or market and consist principally of component ingredients to the Company's refrigerated pasta and sauces, finished goods, and packaging materials.

         SLOTTING AND ADVERTISING COSTS

         The Company expenses advertising costs as incurred or when the related campaign commences. Slotting fees paid or credited to club stores and grocery chains for shelf space allocations are amortized between six and twelve months depending on the nature of the chain program or agreement.

         PROPERTY AND EQUIPMENT

         Property and equipment are recorded at cost. Depreciation is provided for on the straight-line method over the estimated useful lives of the assets (or lease term for leasehold improvements if shorter):


                           Leasehold improvements                      7 to 12 years
                           Machinery and equipment                     7 to 12 years
                           Office furniture and equipment              5 to 15 years
                           Vehicles                                    5 to 7 years

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

         INTANGIBLE ASSETS

         Intangible assets consist of tradenames, goodwill, and other intangibles and are recorded at cost, net of accumulated amortization. During 1998 intangible assets of $110,000 were recorded in connection with the purchase of the operating equipment, recipes, and trademarks of a small pasta manufacturer, representing the excess of purchase price over the fair value of assets acquired. In 1999 intangible assets of $1,243,466 were acquired as part of the Frescala Foods, Inc. acquisition and represented trademarks, recipes, and customer lists (See Note 16). Intangibles are amortized over their respective useful lives, ranging from 5 to 10 years.

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

         STOCK-BASED COMPENSATION

         As permitted under the provisions of SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, the Company continues to account for employee stock-based transactions under Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees." However, SFAS No. 123 requires the Company to disclose pro forma net income and earnings per share as if the fair value method had been adopted. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. For non-employees, cost is also measured at the grant date, but is actually recognized in the financial statements over the vesting period, or immediately if no further services are required.

         USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. The most significant estimates made by the Company are those related to accounts receivable and deferred tax allowances.

         NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued SFAS 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings' effect of the hedged forecast transaction. For a derivative NOT designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS 133, as amended, is effective for all fiscal quarters beginning after June 15, 2000. Historically the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of this new standard to affect its financial statements.

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

         FAIR VALUE OF FINANCIAL INSTRUMENTS

At December 27, 1998 and December 26, 1999, estimated fair values for the Company's financial instruments and methods and assumptions used in estimating fair values were as follows:

                                                                                1998                         1999
                                                                                ----                         ----
                                                                       Carrying     Estimated       Carrying      Estimated
                                                                        Amount      Fair Value       Amount      Fair Value
                                                                      ----------    ----------     ----------    -----------
Cash and Cash Equivalents:  the carrying amount in the
   balance sheet approximates fair value                              $   61,645    $   61,645     $   71,399    $   71,399

 Accounts Receivable, less allowances: the carrying amount in the balance sheet approximates fair value due to the relatively short-term maturity of the receivable and the allowances reducing
   the amounts to estimated net realizable value                       2,062,565     2,062,565      3,813,611     3,813,611

Notes and Loans Payable (credit facility):   the carrying amount
   Approximates fair value since the interest floats with prime rate   2,048,255     2,048,255        604,855       604,855

Capitalized Leases Payable:  the fair value is estimated based on
   Current interest rates and comparable current available terms         228,733       228,733        155,878       155,878

2.       INVENTORIES

                                                                                 1998              1999
                                                                           ---------------    -------------
             Inventories consisted of the following:

                   Production - Ingredients                                      $865,693         $855,477
                   Production - Finished goods                                    560,762          979,616
                   Paper goods and packaging materials                            417,198          895,721
                                                                           ---------------    -------------
                                                                                1,843,653        2,730,814
                    Allowances for spoils and obsolescence                       (30,000)         (27,500)
                                                                           ---------------    -------------
                                                                              $ 1,813,653      $ 2,703,314
                                                                           ===============    =============

3.        PROPERTY AND EQUIPMENT

                                                                                1998               1999
                                                                           --------------     --------------
           Property and equipment consisted of the following:

             Leasehold improvements                                          $ 1,852,958          1,993,221
             Machinery and equipment                                           5,024,208          6,623,919
             Computers, office furniture and equipment                           760,060            568,117
             Vehicles                                                            310,942            335,401
                                                                           --------------     --------------
                                                                               7,948,168          9,520,658
             Less accumulated depreciation and amortization                   (3,188,936)        (4,180,308)
                                                                           --------------     --------------
                                                                               4,759,232          5,340,350
             Construction in progress                                            502,491          1,448,915
                                                                           --------------     --------------
                                                                             $ 5,261,723        $ 6,789,265
                                                                           ==============     ==============

     Construction in progress at December 26, 1999 includes deposits for equipment on order, and the most of the cost of a new distribution center project with an expected outlay of $835,000, which are part of a $3.5 million capital plan approved by the Company's Board of Directors for the period from October 1, 1999 through December 31, 2000.

4.       NOTES, LOANS, AND CAPITALIZED LEASES PAYABLE

             Year-end debt consisted of the following:            1998                1999
                                                             ----------------    ----------------
             Credit Facility:
                   Receivable and inventory revolver              $  523,256          $  604,885
                   Equipment revolver                                274,999                   -
                   Equipment term loan                             1,250,000                   -
             Capitalized leases payable                              228,733             155,878
                                                             ----------------    ----------------
                                                                   2,276,988             760,763
                   Less current maturities                         1,779,227             688,186
                                                             ----------------    ----------------
                     Long term portion                             $ 497,761           $  72,577
                                                             ================    ================

      CREDIT FACILITY

         On August 2, 1999, the Company's credit facility was renewed for another year. Upon renewal, the two remaining term notes were consolidated into a new note for $1,250,000 to mature on August 7, 2000, with payments of $104,167 per month and interest at prime (8.25% at 9/26/99). This note was repaid in full during September 1999.

         The existing accounts receivable and inventory revolver was renewed for another year to expire July 31, 2000 with a commitment of $1.5 million and interest at prime (8.50% at 12/26/99). In addition, the Company's lender approved a $2 million revolving term facility in the event of a need for major capital expenditures and acquisitions, with interest rate to be determined, and an expiration of August 5, 2004. The total credit facility is $4.75 million, which is available if the need arises.

         The terms of the Credit Facility, which expires July 31, 2000, prohibit the payment of cash dividends (except with written approval) on the Company's capital stock and restricts payments for, among other things, repurchasing shares of its capital stock. Other terms of the Credit Facility limit the Company with respect to, among other things, (i) incurring additional indebtedness, (ii) adversely changing the capital structure, and (iii) acquiring assets other than in the normal course of business including specific limits on annual capital expenditures (currently $2.75 million). As of December 26, 1999, there were no violations of any loan covenants.

         CAPITALIZED LEASES PAYABLE

         The Company leases certain equipment under capitalized leases, including office equipment, a van and truck, as well as refrigeration equipment, most of which is located at retail sites of the Company's single largest customer (see Note 12).

         The leases are collateralized by the underlying equipment with book values of $236,403, $249,996, and $197,842 in 1997, 1998 and 1999, respectively.
Future minimum lease payments consist of:

                             Year                               Total
                             ----                               -----
                             2000                              $ 94,480
                             2001                                37,885
                             2002                                31,074
                             2003                                14,646
                             2004                                   722
                                                            ------------
                                                                178,807

                 Less amounts representing interest              22,929
                                                            ------------
                 Capitalized leases payable                   $ 155,878
                                                            ============

         PRINCIPAL PAYMENT MATURITIES

         Notes, loans and capitalized leases payable require principal payments (including the principal portion of capitalized leases above) as follows:

                                                        Amount
                                                     ------------
                             2000                       $688,186
                             2001                         32,398
                             2002                         28,478
                             2003                         10,987
                             2004                            714
                                                     ------------
                                                       $ 760,763
                                                     ============

5.       OPERATING LEASES

         The Company currently leases production, warehouse and corporate office space as well as certain equipment in Monterey County, California under both month-to-month and non-cancelable operating lease agreements, expiring through December 2004. The terms of the leases generally require the Company to pay common area maintenance, taxes, insurance, and certain other costs.

         Future minimum annual lease payments due under non-cancelable operating leases with terms of more than one year and sublease income from the lease of the Company's former headquarters are as follows:

              Year              Lease Amount        Sublease Income               Net
              ----              ------------        ----------------              ---
              2000               $  721,593               $ 240,710            $  480,883
              2001                  510,826                  30,089               480,737
              2002                  491,864                       -               491,864
              2002                  503,249                       -               503,249
              2004                  483,888                       -               483,888
                               -------------       -----------------       ---------------
                                $ 2,711,420               $ 270,799           $ 2,440,621
                               =============       =================       ===============

             Gross rent expense under the leases for 1997, 1998, and 1999 was $509,225, $536,738, and $583,012, respectively. During 1997, the Company subleased its former San Francisco premises at a slight premium to the rent for which it has contractual liability. The sublease expires in 2001 on the same date as the underlying lease. Sublease income for 1997, 1998 and 1999 was $158,100, $210,680, and $230,700, respectively. The Company also subleased a portion of its Salinas headquarters for part of 1998 with sublease income of $48,132.

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

     During the second through fourth quarters of 1999, warrants representing 86,987 shares of Company common stock were exercised at $2.25 per share (See
Note 7). Certain of the warrants were converted into stock as a "net exercise." In this case no actual cash exercise proceeds are received by the Company. Instead, shares are issued for only the difference between the average of the NASDAQ closing bid and ask on the day preceding exercise, and the exercise price, multiplied by the number of shares represented by warrants. This potential gain is then divided by the average of the closing bid and ask to determine the number of shares to issue. As a result, while warrants potentially representing 86,987 common shares were exercised, only 52,789 shares of common stock were issued.

     In addition, employee options representing 10,219 shares of common stock were exercised during the second, third, and fourth quarters of 1999 with an average exercise price of $1.125. A former employee also exercised options during the third quarter of 1999 representing 24,000 shares of common stock with an exercise price of $1.875. A consultant exercised options representing 7,767 shares of common stock during the fourth quarter of 1999 with an exercise price of $2.06.

              EMPLOYEE STOCK PURCHASE PLAN

         In October 1994, the Company's Board of Directors adopted a qualified employee stock purchase plan. Under the purchase plan, eligible employees (those who have completed one year of continuous employment with the Company) may purchase shares of the Company's common stock through payroll deductions not to exceed 10% of gross wages. The Company has reserved 200,000 shares of its common stock for issuance under the purchase plan, which remains in effect until terminated by the Company's Board of Directors, or until all of the shares reserved for under the purchase plan have been issued. Unless the Board has otherwise provided a higher amount prior to the commencement of an offering period, the offering exercise price for each purchase period is 85% of the lesser of (a) the fair market value of the shares on the offering date of such offering period or (b) the fair market value of the shares on the given purchase date. There were 1,225, 1,420, and 1,534 shares of common stock issued under the plan in 1997, 1998 and 1999, respectively. At December 26, 1999 there were 193,942 available shares remaining under the plan.

         EARNINGS PER SHARE

         Basic earnings per share are based on earnings available to common stockholders divided by the weighted-average number of common shares actually outstanding during the period. Diluted earnings per share also include the incremental effect of any dilutive common stock equivalents assumed to be outstanding during the period. Because of equivalent shares includable in different periods or at different amounts, per-share amounts for the four quarters do not necessarily equal per-share amounts for the entire year.

Options to purchase 848,081, 1,002,581and 1,222,395 shares of common stock were outstanding at year-end 1997, 1998, and 1999, respectively. Because the options' exercise prices were greater than the average market price of the common shares the options outstanding at the end of 1997 and 1998 were not included in the computation of diluted earnings per share. A total of 1,152,395 options were included in the 1999 computation of diluted earnings per share, with 70,000 excluded. Warrants to purchase 1,138,550, 933,550, and 846,563 were outstanding at year-end 1997, 1998, and 1999, respectively. The 1997 and 1998 balances were not included in the calculation of diluted earnings per share because their exercise prices exceeded the average market price of the common shares. In 1999 warrants representing 445,813 shares of common stock were included in the calculation of diluted earnings per share, leaving warrants representing 400,750 shares excluded.

7.       WARRANTS AND STOCK OPTIONS

         In April 1996, the Company issued warrants to purchase 400,750 shares of its common stock at $6.50 per share in connection with a placement of 916,000 shares of common stock. The warrants, with an estimated original value of $137,400, are valid for seven years, expire in April 2003, and include registration rights for the related shares, which were registered effective October 24, 1997.

         In March 1997, the Company issued warrants for 532,800 shares of its common stock at $2.25 per share in connection with a private placement of 1,600,000 shares of common stock. The warrants, with an estimated original value of $271,700, are valid for three years, expire in March, 2000, and included registration rights for the related shares which were part of the Company's S-3 which was effective October 24, 1997. Warrants representing a total of 86,987 potential shares were exercised in 1999 (See Note 6). As of December 26, 1999 warrants to purchase 445,813 shares of common stock remained outstanding.

         STOCK OPTION PLAN

         Effective August 31, 1993, the Company's Board of Directors adopted a stock option plan, subsequently amended and restated, which provides for the granting of incentive stock options or non-qualified stock options to eligible employees, consultants and outside directors. The Company has reserved 1,740,000 shares of its common stock for issuance under the plan. The plan provides that the option price shall not be less than the fair market value of the shares on the date of grant; therefore, no compensation expense is recorded for employees. Compensation or other expense is recorded for any non-employee grants at fair value of the option award. Options generally vest over a period of one to three years and may be exercised for a period of up to ten years. In January of 1998, the Company filed a Form S-8 to register up to 540,000 additional shares of common stock eligible to be issued pursuant to the Plan to increase the total number of registered shares to 1,740,000. The Plan was amended in July 1998 to allow two years from date of a transfer of control for the exercise of options for those employees and directors not retained after the transfer of control. On April 23, 1999, the Company filed an S-8 to register 300,000 shares of common stock associated with options issued in conjunction with the March 12, 1999 purchase of the operating assets of Frescala Foods, Inc. (See Note 16).

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

The following table shows activity in outstanding options during 1997, 1998 and 1999.

                                          1997                        1998                     1999
                                                     Weighted                   Weighted                   Weighted
                                                     Average                     Average                    Average
                                                     Exercise                   Exercise                   Exercise
                                         Shares       Price          Shares       Price        Shares        Price
                                       ----------   --------      -----------   --------     -----------   --------
Outstanding at beginning of year         589,681     $ 5.26          848,081     $ 3.24       1,002,581     $ 2.24
Granted (1)                              491,913       2.24          540,314       1.72         616,000       2.44
Exercised                                      -          -                -          -        (341,986)      1.86
Canceled or expired (1)                 (233,513)      6.13         (385,814)      3.53         (54,200)      5.86
                                       ----------   --------      -----------   --------     -----------   --------
Outstanding at end of year               848,081     $ 3.24        1,002,581     $ 2.24       1,222,395     $ 2.29
                                       ==========   ========      ===========   ========     ===========   ========
Options exercisable at year end          554,257     $ 3.73          826,581     $ 2.38         880,645     $ 2.26
                                       ==========   ========      ===========   ========     ===========   ========
Weighted average fair value of
       Options granted during
       the year                                      $ 0.97                      $ 0.38                     $ 0.88
                                                    ========                    ========                   ========

(1) Including 43,146 and 50,314 non-officer employee options repriced in 1997 and 1998.

         The following table shows information for options outstanding or exercisable as of December 26, 1999.

                                 Options Outstanding                              Options Exercisable
                    --------------------------------------------     --------------------------------------------
                                  Weighted                                         Weighted
                                  Average         Weighted                         Average         Weighted
Range of                          Remaining       Average                          Remaining       Average
Exercise            Number of     Contractual     Exercise           Number of     Contractual     Exercise
Prices              Shares        Life            Price              Shares        Life            Price
---------------     -----------   -------------   --------------     -----------   -------------   --------------
  $0.00 - 2.99       1,151,895       6.6 years      $2.08/share         820,645       5.6 years      $1.99/share
  $3.00 - 4.99          20,500       8.3 years      $4.06/share          10,000       6.7 years      $3.88/share
  $5.00 - 6.99          40,000       2.0 years      $6.19/share          40,000       2.0 years      $6.19/share
     $7.00              10,000       5.7 years      $7.00/share          10,000       5.7 years      $7.00/share
                    -----------                                     ------------
Total                1,222,395       6.4 years      $2.29/share         880,645       5.4 years      $2.26/share
                    ===========                                     ============

         If the Company had elected the fair value method of accounting for stock-based compensation, compensation cost would be accrued at the estimated fair value of stock option grants over the service period, regardless of later changes in stock prices and price volatility. The fair value at date of grant for options granted in 1997 1998 and 1999 has been estimated based on a modified Black-Scholes pricing model with the following assumptions: no dividend yield for any year; expected volatility for 1997, 1998 and 1999 grants of approximately 46%, 49%, and 46% based on historical results; risk-free interest rates of 6.60%, 7.37% and 5.38%; and expected lives of approximately five years for all grants. The following table shows net income or loss and income or loss per share for 1997, 1998 and 1999 as if the Company had elected the fair value method of accounting for stock options.

                                                                 1997                 1998                    1999
                                                            -------------         -------------          -------------
Net income as reported                                       $  511,288            $ 2,036,958            $ 7,027,430

Additional compensation expense                                (478,988)              (213,465)              (164,211)
                                                            -------------         -------------          -------------

Proforma income, as adjusted                                     32,300              1,823,493              6,863,219

Dividends to preferred and certain common stockholders         (317,647)                     -                      -
                                                            -------------         -------------          -------------

Proforma income (loss) attributable to common
stockholders                                                 $ (285,347)           $ 1,823,493            $ 6,863,219
                                                            =============         =============          =============

Basic net income per share                                   $      0.02           $      0.16            $      0.55
Additional compensation expense                                    (0.05)                (0.02)                 (0.01)
                                                            -------------         -------------          -------------
Basic Proforma net income (loss) per share, as adjusted      $     (0.03)          $      0.14            $      0.54
                                                            =============         =============          =============

Diluted net income per share                                 $      0.02           $      0.16            $      0.54
Additional compensation expense                                     (.05)                 (.02)                 (0.01)
                                                            -------------         -------------          -------------
Diluted Proforma net income (loss) per share, as adjusted    $      (.03)          $      0.14            $      0.53
                                                            =============         =============          =============

8.       INCOME TAXES

The Company's income tax benefit (expense) consists of:

                                                         1997            1998            1999
                                                         ----            ----            ----
        Current:
          Federal                                     $       -       $       -       $ (105,051)
          State                                         (20,961)        (31,135)        ( 63,704)
                                                     -----------     -----------     -------------
            Total                                       (20,961)        (31,135)        (168,755)
                                                     -----------     -----------     -------------
        Deferred:
          Federal                                             -               -         3,250,000
          State                                               -               -           180,000
                                                     -----------     -----------     -------------
            Total                                             -               -        3,430,000
                                                     -----------     -----------     -------------
           Net tax benefit (expense)                  $ (20,961)      $ (31,135)      $ 3,261,245
                                                     ===========     ===========     =============

         A reconciliation between the Company's effective tax rate and U.S. federal income tax rate on loss from continuing operations follows:

                                                          1997           1998            1999
                                                          ----           ----            ----
           Federal statutory rate                         34.0%          34.0%           34.0%
           State income taxes, net of effect on
             Federal income taxes                          7.7%           1.5%            1.7%
           Non-deductible expenses                         3.8%           0.4%            1.3%
           Utilization of net operating losses for
             which deferred income tax assets had
             been reduced by valuation allowances        (22.5%)        (36.4%)         (37.8%)
           Reversal of Federal and State valuation
             allowances                                       -             -           (91.1%)
           Other                                         (19.0%)          2.0%            5.3%
                                                        --------       --------       ---------
           Effective income tax rate                       4.0%           1.5%         (86.6%)
                                                        ========       ========       =========

         Due to the prior history of losses, a 100% valuation allowance against the deferred tax assets was provided in 1998 and earlier years, as management could not determine that it was more likely than not that they would be realized. As of December 26, 1999, however, the Company has experienced three years of increasingly profitable operations. Accordingly, a portion of the valuation allowance totaling $3,430,000 has been reversed as of December 26, 1999, since the Company believes it is more likely than not that this portion of deferred tax assets will be realized.

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows:

                                                                      1998                1999
                                                                      ----                ----
              Federal loss carryforwards                         $ 11,507,000         $10,077,000
              Depreciation, amortization and writedown
                on fixed assets                                      (153,000)             31,000

              Alternative minimum tax credit carryovers                     -             105,000
              State income and franchise taxes, net of
                  effect on Federal income taxes                      495,000             519,000
              Other                                                   226,000             210,000
                                                                --------------       -------------
                                                                   12,075,000          10,942,000
              Less valuation allowance                            (12,075,000)         (7,512,000)
                                                                --------------       -------------

              Net deferred tax assets                            $          -         $ 3,430,000
                                                                ==============       =============

         The valuation allowance decreased by $137,000, $1,058,000, and $4,563,000 for 1997, 1998, and 1999, respectively.

         At December 26, 1999, the Company had tax net operating loss (NOL) and capital loss carryforwards of approximately $31 million and $13 million for Federal and State tax purposes, respectively, which expire in varying amounts through 2002 for capital losses and through 2017 for NOLs. Should significant changes in the Company's ownership occur, the annual amount of NOL carryforwards available for future use would be limited.

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

         As of December 26, 1999, there are no material pending legal proceedings, other than routine litigation incidental to the Company's business, to which the Company is a party or to which any of its property is subject. On February 2, 2000 the United States District Court for the District of Delaware denied a motion to dismiss a lawsuit against Clearwater Fund IV, Ltd. And Clearwater Fund IV, LLC, stockholders of the Company, (collectively, "Clearwater") alleging a violation of Section 16(b) of the Securities Exchange Act of 1934, as amended, in connection with an alleged purchase and sale of the Company's stock within a six month period. The Company has been named as a nominal defendant in this suit; however, to date it does not expect to incur damages, if the plaintiff is ultimately successful. In fact, is this lawsuit is ultimately successful, the Company may receive a portion of the $987,000 profit deemed to have been received by Clearwater in connection with the purchase and sale of the Company's stock. There can be no assurance that the Company will receive any funds as a result of this suit, or that one of the parties to the suit will not allege damages payable by the Company, which, even if ultimately unsuccessful, could cause the Company to expend time and money to resolve.

10.      SLOTTING AND ADVERTISING COSTS

         Included in the balance sheet under "Prepaid Expenses and Other" are slotting and advertising costs of $1,074,997 at December 27, 1998, and $152,745 at December 26, 1999, relating primarily to slotting fees paid or credited to club stores and grocery chains for shelf space allocations. Total advertising expenses and slotting fees included in Selling, General and Administrative expenses in the accompanying statements of operations for 1997, 1998 and 1999 were $1,143,922, $1,827,355, and $1,977,333, respectively.

11.      SIGNIFICANT CUSTOMERS

         Costco and Sam's Club Stores each accounted for portions of total revenues as follows:

                                             1997       1998      1999
                                             ----       ----      ----
               Costco                         50%        46%       49%
               Sam's Club Stores              12%        33%       31%

         At December 27, 1998 and December 26, 1999, Costco and Sam's Club Stores accounted for the following concentration of accounts receivable.

                                             1997       1998      1999
                                             ----       ----      ----
               Costco                         37%        38%       49%
               Sam's Club Stores               8%        28%       27%

         The Company currently sells its products to six separate Costco regions which make purchasing decisions independently of one another. On a regular basis, these regions re-evaluate the products carried in their stores. There can be no assurance that these Costco regions will continue to offer Monterey Pasta's products in the future or continue to allocate Monterey Pasta the same amount of shelf space. Purchasing decisions for Sam's Club Stores ("Sam's"), the Company's second largest customer, are made at the head office level with input from the stores. While the Company is in the fourth year of its relationship with Sam's, there can be no assurance that Sam's will continue to carry the Company's products. Currently, the loss of either Costco or Sam's would materially adversely affect the Company's business operations.

No other single customer accounted for more than 10% of revenues or accounts receivable

12.      SUPPLEMENTAL CASH FLOW INFORMATION

          CASH PAYMENTS:                                              1997          1998             1999
                                                                 ------------    ------------    ------------
                 Interest                                         $  255,145      $  241,243      $  171,212
                 Income Taxes                                         20,691          31,135         168,755

          NON-CASH OPERATING ACTIVITIES:
                 Charges and adjustments to reserve for
                     discontinued operations                          36,882               -               -
                 Fair value of options granted in return for
                     services                                         27,095          51,000               -

          NON-CASH FINANCING AND INVESTING ACTIVITIES:
                 Issuance of common stock in payment of
                     expenses or assets                                    -               -         145,000
                 Purchase of leased equipment                         49,955         103,264          19,099
                 Reversal of restricted stock purchase                     -         562,500               -
                 Deemed dividends on preferred and private
                     placement common stock paid in shares           227,225               -               -
                 Purchase of restricted shares for note
                     receivable                                      562,500               -               -

13.      EMPLOYEE BENEFIT PLAN

         In 1996, the Company instituted a 401(k) Plan covering substantially all full-time employees with six months of service. Under the Plan, employees may elect to defer up to 15% of compensation (subject to certain limitations). The Company matches one-half of employee contributions up to 6% of compensation. In addition, the Company may make an annual discretionary profit-sharing contribution. Employee contributions, Company matching contributions and related earnings are always 100% vested. Company profit-sharing contributions and related earnings vest 20% a year, with 100% vesting after five years of service. During 1997, 1998 and 1999, the Company's expense for matching contributions was $31,362, $37,527, and $73,326 respectively; there were no profit-sharing contributions for 1997, 1998 or 1999.

14.      DISCONTINUED OPERATIONS

         In early 1996, the Company decided to discontinue the operations of its restaurant and franchise subsidiaries, and wrote off the investment in those subsidiaries effective as of December 31, 1995. In early 1996, all operations of the franchising subsidiary, as well as agreements with two franchisees, were terminated. In April 1996, the Company's restaurant subsidiary, UFO, was sold to Upscale Acquisitions, Inc. (Upscale), which is wholly-owned by Mr. Lance Mortensen (see Note 8). He was also a stockholder and former director, Chairman of the Board, President, and Chief Executive Officer of the Company.

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

15.      QUARTERLY INFORMATION (UNAUDITED)

         The summarized quarterly financial data presented below and on the following page reflect all adjustments which, in the opinion of management, are of a normal and recurring nature necessary to present fairly the results of operations for the periods presented.

                                              First        Second         Third        Fourth
                                             Quarter       Quarter       Quarter       Quarter          1998
                                             -------       -------       -------       -------          ----
                YEAR ENDED 1998

  Net revenue                              $5,982,859    $6,307,531    $6,705,847    $7,221,060     $26,217,297
  Gross profit                              2,384,283     2,572,231     2,737,795     2,943,929      10,638,238
  Operating income                            351,384       653,554       660,185       662,207       2,327,330
  Net income                               $  324,717    $  542,573    $  569,477    $  600,191     $ 2,036,958
     Basic earnings per common share       $     0.02    $     0.04    $     0.05    $     0.05     $      0.16
                                           ----------    ----------    ----------    ----------     -----------
     Diluted earnings per common share     $     0.02    $     0.04    $     0.05    $     0.05     $      0.16
                                           ----------    ----------    ----------    ----------     -----------


                                              First        Second         Third        Fourth
                                             Quarter       Quarter       Quarter       Quarter          1998
                                             -------       -------       -------       -------          ----
              YEAR ENDED 1999

  Net revenue                              $7,973,250    $9,099,526    $9,942,782    $9,886,214     $36,901,772
  Gross profit                              3,077,336     3,631,509     3,779,726     3,664,730      14,153,301
  Operating income                            805,563       986,937     1,144,994       996,192       3,933,686
  Net income                               $  705,142    $  932,811    $1,025,149    $4,364,328     $ 7,027,430
Primary earnings per common share          $     0.06         $0.07         $0.08    $     0.34     $      0.55
                                           ----------    ----------    ----------    ----------     -----------
Diluted earnings per common share          $     0.06    $     0.07    $     0.08    $     0.32     $      0.54
                                           ----------    ----------    ----------    ----------     -----------

Significant 1999 fourth quarter adjustments included a reversal of portions of the Company's reserve against deferred tax assets amounting to $3,430,000 (See
Note 8).

16.      INTANGIBLE ASSETS AND BUSINESS ACQUISITION

         Intangible assets consist of:

                                                                1998           1999
                                                            -----------     ----------
                  Tradenames                                $  204,376      $  204,376
                  Other Intangibles                            138,085         247,684
                  Goodwill and other intangibles not
                    Separately quantifiable                    109,599       1,243,466
                                                            -----------     ----------
                                                            $   452,060     $1,695,526
                  Less accumulated amortization                 277,758        414,249
                                                            -----------     ----------
                      Net intangible Assets                 $   174,302     $1,281,277
                                                            ===========     ==========

         THE FRESCALA PURCHASE

         On March 12, 1999 the Company purchased the operating assets and inventory of Frescala Foods, Inc. ("Frescala"), a San Antonio, Texas based fresh pasta and sauce producer with an emphasis on private label production. The consideration to Frescala consisted of $1,345,000 in cash plus fully vested options to purchase 300,000 shares of the Company's common stock. The options have an approximate fair market value of $145,000, an exercise price of $2.33 per share, and a three-year expiration. Additionally, Frescala owners received an earn-out of $97,000 as of October 31, 1999 (treated as additional purchase price) based upon Frescala sales above a predetermined level. Funding for the transaction came from a new $750,000 two-year term loan, since repaid, use of existing accounts receivable and inventory line, and cash flow from operations.

          The entire $1,660,000 cost of the acquisition (including acquisition costs of $73,000) was recorded as follows:

                      Inventories                           $  217,000
                      Fixed assets                             200,000
                      Goodwill including trademarks,
                        customer list, and recipes, not
                        specifically quantifiable            1,243,000
                                                            ----------
                          Total acquisition cost            $1,660,000
                                                            ==========

Results of operations would not be materially different if Frescala would have been acquired as of January 1997, the beginning of the first period presented.

                                 SCHEDULE II
                            MONTEREY PASTA COMPANY
                       VALUATION AND QUALIFYING ACCOUNTS

                                                                Additions -        Deductions -
                                                Balance,         Charged to         Write-offs         Balance,
                                                Beginning        Costs and          Charged to          End of
                                                 of 1997          Expense            Reserves            1997
                                                ---------       -----------        ------------        --------
Allowances against Receivables --
       Spoils, Returns, Adjustments
       And Bad Debts                            $ 924,285        $ 109,608           $ 701,016         $ 332,877
          Receivable from Related Party           350,000                -             350,000                 -
Inventory Reserves --
       Spoils and Obsolescence                     55,000           55,000              55,000            55,000

                                                                Additions -        Deductions -
                                                Balance,         Charged to         Write-offs         Balance,
                                                Beginning        Costs and          Charged to          End of
                                                 of 1998          Expense            Reserves            1998
                                                ---------       -----------        ------------        --------
Allowances against Receivables --
       Spoils, Returns, Adjustments
       And Bad Debts                            $ 332,877        $ 477,674           $ 498,143         $ 312,408

Inventory Reserves --
       Spoils and Obsolescence                     55,000           55,000              80,000            30,000

                                                                Additions -        Deductions -
                                                Balance,        Charged to          Write-offs         Balance,
                                                Beginning        Costs and          Charged to          End of
                                                 of 1999          Expense            Reserves            1999
                                                ---------       -----------        ------------        --------
Allowances against Receivables --
       Spoils, Returns, Adjustments
       and Bad Debts                            $ 312,408        $ 693,727           $ 870,008         $ 136,127

Inventory Reserves --
       Spoils and Obsolescence                     30,000          149,500             152,000            27,500

                                  SIGNATURES

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of San Francisco, State of California, on the 17TH DAY OF FEBRUARY, 2000


                                         MONTEREY PASTA COMPANY


                                         By: /s/ R. LANCE HEWITT
                                             --------------------------------
                                             R. Lance Hewitt
                                             President and Chief
                                             Executive Officer


                                         By: /s/ STEPHEN L. BRINKMAN
                                             --------------------------------
                                             Stephen L. Brinkman
                                             Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated and on the dates indicated.


      Name                                                 Title                           Date
      ----                                                 -----                           ----
      /s/CHARLES B. BONNER                                 Director                        February 10, 1999
      ----------------------------------------------
      Charles B. Bonner

      /s/FLOYD R. HILL                                     Director                        February 10, 1999
      ----------------------------------------------
      Floyd R. Hill

      /s/THOMAS E. KEES                                    Director                        February 10, 1999
      ----------------------------------------------
      Thomas E. Kees

      /s/VAN TUNSTALL                                      Director                        February 10, 1999
      ----------------------------------------------
      Van Tunstall

      /s/JAMES WONG                                        Director                        February 10, 1999
      ----------------------------------------------
      James Wong

      /s/WALTER L. HENNING                                 Director                        February 10, 1999
      ----------------------------------------------
      Walter L. Henning

      /s/R. LANCE HEWITT                                   President, Chief Executive      February 10, 1999
      ----------------------------------------------       Officer and Director
      R. Lance Hewitt

      /s/STEPHEN L. BRINKMAN                               Chief Financial Officer,        February 10, 1999
      ----------------------------------------------       Secretary, and Director
      Stephen L. Brinkman

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

4.2 Form of Registration Rights Agreement dated April 1996, among the Company, Spelman & Co., Inc. and investor (incorporated by reference from Exhibit 10.42 filed with the Company's Original March 31, 1996 Quarterly Report on Form 10-Q on May 1, 1996 ("1996 Q1 10-Q"))

4.3 Stockholder Rights Agreement dated as of May 15, 1996 between the Company and Corporate Stock Transfer, as rights agent (incorporated by reference from Item 2 of Form 8-A filed with the Securities and Exchange Commission on May 28, 1996)

4.4 Amendment to Registration Rights Agreement dated as of April 20, 1997 among the Company, Spelman & Co., Inc. and investor, amending the Registration Rights Agreement entered into as of April, 1996 (incorporated by reference from Exhibit 4.9 filed with the Company's 1996 Form 10-KA)

4.5 Registration Rights Agreement dated as of December 31, 1996 among the Company, Sentra Securities Corporation and investor (incorporated by reference from Exhibit 4.12 filed with the Company's 1996 Form 10-K/A)

4.6 Form of Warrant ("Sentra Warrant") for purchase of Company's Common stock dated March 1997 issued in connection with the Company's March 1997 Private Placement (incorporated by reference from Exhibit 4.13 filed with the Company's Pre-Effective Amendment No. 1 to the Registration Statement on Form S-3 filed on May 6, 1997 ("1997 Amendment No. 1 to Form S-3))

4.7*   Stock Purchase Agreement between the Company and Kenneth A. Steel,
          Jr. dated April 29, 1997 (incorporated by reference from Exhibit 4.14 filed with the 1997 Amendment No. 1 to Form S-3)

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

10.27 Commercial Lease dated August 10, 1999 between Company and Salinas Valley Public Warehouse for storage space in Monterey County, California

10.28   Rental Agreement dated September 6, 1999 between Company and
        Porter Family Trust for storage space in Monterey County, California

10.29 Royalty agreement dated September 15, 1999 between Company and Chet's Gourmet Foods, Inc. for meatball and sauce item

10.30   Credit Agreement between the Company and Imperial Bank dated August 2,
        1999

10.31 First Amendment to Credit Agreement between the Company and Imperial Bank dated August 2, 1999

27.1    Financial Data schedule

*Management contract or compensatory plan or arrangement covering executive officers or directors of Monterey Pasta Company and its former subsidiary, Upscale Food Outlets, Inc.