Form 10-Q
period 2000-03-26
MONTEREY PASTA CO
filed 2000-04-20
CIK 913032

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   ----------

                                    FORM 10-Q



(Mark One)

/X/        Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934.

           FOR THE QUARTERLY PERIOD ENDED MARCH 26, 2000.

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

At APRIL 20, 2000, 13,243,693 shares of common stock, $.001 par value, of the registrant were outstanding.

                             MONTEREY PASTA COMPANY

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                                                 PAGE


PART I.  FINANCIAL INFORMATION

              Item 1. Financial Statements:

                      Condensed Consolidated Balance Sheets March 26, 2000
                         (unaudited) and December 26, 1999                                        3

                      Condensed Consolidated Statements of Operations (unaudited)
                         Three months ended March 26, 2000 and March 28, 1999                     4

                      Condensed Consolidated Statements of Cash Flows (unaudited)
                         Three months ended March 26, 2000 and March 28, 1999                     5

                      Notes to Unaudited Consolidated Financial Statements                        6

              Item 2. Management's Discussion and Analysis of Financial Condition and
                          Results of Operations                                                   8

PART II.  OTHER INFORMATION

              Item 1. Legal Proceedings                                                          12

              Item 2. Changes in Securities                                                      12

              Item 3. Defaults upon Senior Securities                                            12

              Item 4. Submission of Matters to a Vote of Security Holders                        12

              Item 5. Other Information                                                          12

              Item 6. Exhibits and Reports on Form 8-K                                           12

              Signature Page                                                                     13

              Index to Exhibits                                                                  14

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             MONTEREY PASTA COMPANY

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                           MARCH 26, 2000           DECEMBER 26, 1999
                                                           --------------           -----------------
ASSETS
Current assets:
  Cash and cash equivalents..............................  $     66,979              $     71,399
  Accounts receivable, net...............................     3,637,418                 3,813,611
  Inventories............................................     2,926,755                 2,703,314
  Deferred tax assets - short term.......................     1,036,000                 1,036,000
  Prepaid expenses and other.............................       423,977                   487,433
                                                           ------------              ------------

          Total current assets...........................     8,091,129                 8,111,757

  Property and equipment, net............................     7,876,451                 6,789,265
  Deferred tax assets - long term........................     2,394,000                 2,394,000
  Intangible assets, net.................................     1,239,710                 1,281,277
  Deposits and other.....................................        96,317                    89,716
                                                           ------------              ------------

          Total assets...................................  $ 19,697,607              $ 18,666,015
                                                           ============              ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ......................................  $  2,472,608              $  2,752,967
  Accrued liabilities....................................       470,512                   542,709
  Current portion of debt ...............................       663,794                   688,186
                                                           ------------              ------------

          Total current liabilities......................     3,606,914                 3,983,862
                                                           ------------              ------------

Long-term debt...........................................        64,072                    72,577
                                                           ------------              ------------

Commitments and contingencies............................

Stockholders' equity:
  Common stock ..........................................    40,585,189                40,262,579
  Accumulated deficit....................................   (24,558,568)              (25,653,003)
                                                           ------------              ------------
  Total stockholders' equity.............................    16,026,621                14,609,576
                                                           ------------              ------------

          Total liabilities and stockholders' equity.....  $ 19,697,607              $ 18,666,015
                                                           ============              ============




The accompanying notes are an integral part of these consolidated financial statements.

                             MONTEREY PASTA COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                          THREE MONTHS ENDED
                                                                                          ------------------
                                                                                      MARCH 26, 2000       MARCH 28, 1999
                                                                                      --------------       --------------

     Net revenues from continuing operations ..................................         $ 11,155,539         $  7,973,250
     Cost of sales ............................................................            7,031,458            4,895,914
                                                                                        ------------         ------------
     Gross profit .............................................................            4,124,081            3,077,336

     Selling, general and administrative ......................................            2,931,555            2,271,773
                                                                                        ------------         ------------

     Operating income .........................................................            1,192,526              805,563

     Loss on disposition of assets.............................................                    -              (36,729)
     Other income (expense), net...............................................                3,926              ( 1,961)
     Interest expense, net.....................................................              (27,018)             (49,305)
                                                                                        ------------         ------------

     Income from continuing operations before provision for
     income taxes .............................................................            1,169,434              717,568


     Provision for income taxes................................................              (75,000)             (12,426)
                                                                                        ------------         ------------


     Net income from continuing operations.......................... ..........         $  1,094,434         $    705,142
                                                                                        ============         ============


     Basic and diluted income per share: ......................................         $       0.08         $       0.06
                                                                                        ============         ============

     Primary shares outstanding ...............................................           13,048,111           12,543,261
     Diluted shares outstanding ...............................................           13,619,031           12,744,716



The accompanying notes are an integral part of these consolidated financial statements.

                             MONTEREY PASTA COMPANY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                               THREE MONTHS ENDED
                                                                               ------------------
                                                                 MARCH 26, 2000                 MARCH 28, 1999
                                                                 --------------                 --------------
Cash flows from operating activities:
Net income from operations....................................        $   1,094,434                $     705,142
Adjustments to reconcile net income from operations to
  net cash provided by (used in) operating activities:
       Depreciation and amortization..........................              324,529                      273,014
       Provisions for allowances for bad debts, returns,
              adjustments and spoils .........................              183,790                     (146,382)
       Loss on disposition of property and equipment..........                    -                       36,729
       Changes in assets and liabilities:
              Accounts receivable.............................            (   7,597)                    (403,177)
              Inventories.....................................            ( 223,441)                    ( 80,480)
              Prepaid expenses and other......................               56,856                     ( 13,054)
              Accounts payable................................            ( 280,359)                     365,416
              Accrued expenses................................            (  72,197)                     147,440
                                                                      -------------                -------------
            Net cash provided by operations...................            1,076,015                      884,648
                                                                      -------------                -------------

Cash flows from investing activities:
       Acquisition of business operating assets...............                    -                   (1,415,633)
       Purchase of property and equipment ....................           (1,370,149)                    (274,363)
                                                                      -------------                -------------
             Net cash used in investing activities............           (1,370,149)                  (1,689,996)
                                                                      -------------                -------------

Cash flows from financing activities:
           Proceeds from revolving line of credit ............            4,171,378                    4,544,269
           Repayments on revolving line of credit ............           (4,179,591)                  (3,816,439)
           Proceeds from long term debt ......................                    -                      750,000
           Repayment of long-term debt and capital
              lease obligations...............................          (    24,684)                   ( 313,210)
           Proceeds from issuance of common stock.............              322,611                        1,130
                                                                      -------------                -------------
              Net cash provided by financing activities.......              289,714                    1,165,750
                                                                      -------------                -------------

Net increase (decrease) in cash and cash equivalents..........          (     4,420)                     360,402

Cash and cash equivalents, beginning of period................               71,399                       61,645
                                                                      -------------                -------------
Cash and cash equivalents, end of period......................        $      66,979                $     422,047
                                                                      =============                =============


The accompanying notes are an integral part of these consolidated financial statements.

                             MONTEREY PASTA COMPANY
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

     The condensed consolidated financial statements have been prepared by Monterey Pasta Company (the "Company") and are unaudited. Certain amounts shown in the 1999 financial statements have been reclassified to conform with the current presentation. The financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not necessarily include all information and footnotes required by generally accepted accounting principles and should be read in conjunction with the Company's 1999 Annual Report on Form 10-K. In the opinion of the Company, all adjustments necessary to present fairly the Company's consolidated financial position, results of operations and cash flows as of March 26, 2000, and for all periods presented have been recorded. A description of the Company's accounting policies and other financial information is included in the audited consolidated financial statements as filed with the Securities and Exchange Commission in the Company's Form 10-K for the year ended December 26, 1999. The consolidated results of operations for the interim quarterly periods are not necessarily indicative of the results expected for the full year.

2. BUSINESS ACQUISITION AND STATEMENT OF CASH FLOWS

     On March 12, 1999 the Company purchased the operating assets and inventory of Frescala Foods, Inc., a San Antonio, Texas based fresh pasta and sauce producer with an emphasis on private label production. The consideration to the seller consisted of $1,345,000 in cash plus fully vested options to purchase 300,000 shares of the Company's common stock. The options had an approximate fair market value of $145,000, an exercise price of $2.33 per share, and a three-year expiration. Additionally, Frescala owners were eligible to receive an earn-out based upon Frescala sales above a predetermined level. The earn-out was calculated during the fourth quarter of 1999 and an additional $98,000 was paid and charged to goodwill. Funding for the transaction came from a new $750,000 two-year term loan, use of existing accounts receivable and inventory line, and cash flow from operations.

     During the first quarter of 1999 the total consideration of $1,490,000, plus related acquisition costs of $70,000, was allocated to identifiable fixed assets totaling $200,000 and inventories of $217,000. The balance of $1,143,000, which includes trademarks and recipes not specifically quantifiable, was charged to goodwill. The $98,000 earn-out and an additional $2,000 in acquisition costs were charged to goodwill over the balance of 1999.

3. INVENTORIES

Inventories consisted of the following:

                                                             MARCH 26, 2000               DECEMBER 26, 1999
                                                             --------------               -----------------

Production  - Ingredients ...............................    $     1,161,278              $     855,477
Production - Finished Goods .............................            888,324                    979,616
Paper goods and packaging materials .....................            904,653                    895,721
                                                             ---------------              -------------
                                                             $     2,954,255              $   2,730,814
Reserve for spoils and obsolescence .....................            (27,500)                   (27,500)
                                                             ---------------              -------------
                                                             $     2,926,755              $   2,703,314
                                                             ===============              =============

4. PROPERTY AND EQUIPMENT

Property, plant and equipment consisted of the following:

                                                             MARCH 26, 2000              DECEMBER 26, 1999
                                                             --------------              -----------------

Machinery and equipment...................................   $     7,048,564             $    6,623,919
Leasehold improvements....................................         1,995,909                  1,993,221
Computers and software....................................           577,501                    568,117
Vehicles                                                             380,575                    335,401
                                                             ---------------             --------------
                                                                  10,002,549                  9,520,658
Less accumulated depreciation and amortization............        (4,463,271)                (4,180,308)
                                                             ---------------             --------------
                                                                   5,539,278                  5,340,350
Construction in progress..................................         2,337,173                  1,448,915
                                                             ---------------             --------------

                                                             $     7,876,451             $    6,789,265
                                                             ===============             ==============


5. NOTES, LOANS, AND CAPITALIZED LEASES PAYABLE

Components of long-term debt included the following:

                                                             MARCH 26, 2000           DECEMBER 26, 1999
                                                             --------------           -----------------

Credit Facility:
    Receivable and inventory revolver......................  $     596,672                 $     604,885
Capitalized leases.........................................        131,194                       155,878
                                                             -------------                 -------------
                                                                   727,866                       760,763

    Less current maturities................................        663,794                       688,186
                                                             -------------                 -------------
                                                             $      64,072                 $      72,577
                                                             =============                 =============

     CREDIT FACILITY

     At March 26, 2000 the following credit facility was in place with an expiration date of 7/31/00:

          - Accounts receivable and inventory revolver for up to $1,500,000 with interest at prime (9.00% at 3/26/00)
          - Equipment revolver commitment for up to $500,000 with interest at prime
          - Term note facility for up to $2,750,000 with rate and terms to be negotiated

     The equipment revolver and term note commitments are expected to be renewed and, if utilized, will continue to be amortized as long term notes.

6. INCOME TAXES

     The Company's income tax expense for the three months ended March 26, 2000 consists of estimated State and Federal taxes and Delaware corporation tax. The remainder of Federal and State of California income taxes was fully offset by net operating loss carryforwards.

7. LITIGATION, CONTINGENCIES, AND SUBSEQUENT EVENT

     On February 2, 2000 the United States District Court for the District of Delaware denied a motion to dismiss a lawsuit against Clearwater Fund IV, Ltd. and Clearwater Fund IV, LLC, stockholders of the Company, (collectively, "Clearwater"), Mark Levy v. Clearwater Fund IV, Ltd. and Clearwater Fund IV, LLC and Monterey Pasta Company, United States District Court for the District of Delaware, Case No. 99-004-SLR. The lawsuit alleges a violation of Section 16(b) of the Securities Exchange Act of 1934, as amended, in connection with an alleged purchase and sale of the Company's stock within a six-month period. The Company has been named as a nominal defendant in the lawsuit. Plaintiff seeks the return of approximately $1,064,000 in alleged profit and Clearwater contests the claim. During the week of April 10, 2000, the parties reached an agreement in principal whereby Clearwater will pay $700,000 to the Company in settlement of the claim asserted by the plaintiff. Plaintiff's counsel is expected to apply to the court for attorney's fees of approximately $226,000 from the settlement. As part of the settlement, Clearwater and the Company expect to exchange mutual releases. Settlement agreements have not yet been finalized. The proposed settlement is subject to approval by the Board of Directors of the Company. Plaintiff's attorneys' fees application is subject to approval by the court. Accordingly, there can be no assurance at this time that the Company will receive funds as part of the lawsuit, and if the settlement is not finalized, one or more of the parties to the lawsuit may make a claim for damages against the Company, which, even if not successful, would cause the Company to expend money to resolve. There are no other material pending legal proceedings, other than ordinary, routine litigation incidental to the Company's business, to which the Company is a party or to which any of its property is subject.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The following discussion should be read in conjunction with the financial statements and related notes and other information included in this report. The financial results reported herein do not indicate the financial results that may be achieved by the Company in any future period.

     Other than the historical facts contained herein, this Quarterly Report contains forward-looking statements that involve substantial risks and uncertainties. For a discussion of such risks and uncertainties, please see the Company's Annual Report on Form 10-K for the year ended December 26, 1999. In addition to the risks and uncertainties discussed in the Annual Report, the risks set forth herein, including the Company's recent operating losses and ability to attract and retain qualified management, should be considered.

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

     The Company sells its pasta and pasta sauces through leading grocery store chains and club stores. As of March 26, 2000, approximately 4,900 grocery and club stores offered the Company's products. The Company plans to continue expansion of its distribution to grocery and club stores in its current market area and to further its penetration in other geographic regions of the U.S.

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

RESULTS OF OPERATIONS

     Net revenues from continuing operations were $11,156,000 for the quarter ended March 26, 2000, as compared to $7,973,000 for the quarter ended March 28, 1999, a 40% increase. The sales gain primarily resulted from increased number of retail and club stores as well as certain "same store growth" compared to first quarter of 1999.

     Gross profit was $4,124,000 or 37% of net revenues for the first quarter 2000, compared to $3,077,000 or 39% for the first quarter of 1999. This compares to a 38% gross margin for the year ended December 26, 1999. The gross margin decline was associated with extra costs in the fourth quarter of 1999 which resulted in high cost beginning inventory, and some additional costs associated with the production of two new SKUs until proper machinery could be deployed.

     Selling, general and administrative expenses for the quarter ended March 26, 2000 were $2,932,000, an increase of $660,000 or 29% when compared to the same quarter last year when they were $2,272,000. The increase is primarily attributable to variable selling expenses associated with the 40% sales increase compared to first quarter of 1999 and additional club store demo expenses associated with new stores and new SKUs.

     Depreciation and amortization expense, included in cost of sales and selling, general and administrative expenses, was $325,000 or 3% of net revenues for the quarter ended March 26, 2000, compared to $273,000 or 3% of net revenues for the first quarter of 1999. Amortization of intangibles increased by $26,000 compared to first quarter of 1999 because of goodwill associated with the March 1999 acquisition of Frescala Foods, Inc.

     There was no gain or loss on disposition of fixed assets for the quarter ended March 26, 2000, compared to a $37,000 loss during the first quarter of 1999 that was associated with the disposal of outdated computer equipment.

     Net interest expense was $27,000 for the first quarter of 1999, compared to $49,000 for the same period in 1997. The net decrease in interest expense resulted from reduction in borrowings because of increased profitability.

LIQUIDITY AND CAPITAL RESOURCES

     The Company repaid all of its term loan obligations by the end of third quarter 1999, and currently has no term loan obligations. The $597,000 outstanding on the operating line as of 3/26/00 was used to finance a portion of the Company's $3.5 million capital expansion program announced in October 1999. Management feels that a combination of the operating line and cash flow from operations will be sufficient to finance the estimated $1.7 million in capital expense remaining in 2000 with no need to use the $3.25 million term loan facility. The Company's credit facility expires on July 31, 2000 and will have to be replaced or extended by that date.

     During the three month period ended March 26, 2000, $1,076,000 of cash was provided by the Company's operations, compared to $885,000 cash provided in the first quarter, 1999. The 2000 increase was associated with the $440,000 increase in net income plus depreciation and amortization, partially offset by an increase in working capital elements as part of the 40% sales growth.

SALES AND MARKETING

     The Company's sales and marketing strategy is twofold and targets sustainable growth in distribution of its products and the introduction of innovative new products to keep the Company positioned as the category leader in the marketplace.

     Expansion of the Company's club store business continued in the first quarter of 2000, with the introduction of additional items including the Company's new Potato Parmesan Gnocchi into national distribution with Sam's Club locations throughout the U.S. The company also expanded the distribution of its gnocchi into various divisions of Costco, as well as select retail chains.

     During the first quarter of 2000 the company entered into a private label supply relationship with a major retail chain with an initial placement of four SKUs in 400 stores. In addition, the Company was successful in placing its new Homestyle-Fresh soups into retail distribution with Vons stores in the Southern California market.

     In keeping with its strategy of bringing innovative, new products to the marketplace, in the first quarter of 2000 the Company worked aggressively to develop a new line of refrigerated fresh pierogies, several additions to its already successful line of fresh gnocchi, and additions to its line of Homestyle-Fresh soups. These products will be introduced to both retail and warehouse club store accounts in the second quarter of 2000.

MAJOR CUSTOMERS

     Two of the Company's customers, Costco and Sam's Club Stores, accounted for 51% and 31%, respectively, of the Company's sales for the three months ended March 26, 2000. No other customer accounted for greater than 10% of net revenues for the period. The Costco sales growth vs. first quarter 1999, when it represented 45% of sales, is related to the addition of 3 new divisions picked up during the last 10 months of 1999.

BUSINESS RISKS

     Certain characteristics and dynamics of the Company's business and of financial markets generally create risks to the Company's long-term success and to predictable quarterly results. These risks include:

- NO ASSURANCE OF CONTINUED PROFITABILITY. In the second quarter of 1994, the Company reported its first operating loss from continuing operations. Subsequent to that quarter the Company incurred losses through the first quarter of 1997, after which it regained profitability, which has continued for twelve consecutive quarters. At March 26, 2000, the Company had an accumulated deficit of $24,559,000. There can be no assurance that the Company will maintain its recent profitability in the long term.

- LIQUIDITY: NEED FOR ADDITIONAL CAPITAL. Management believes that its operations and existing bank lines of credit will provide adequate liquidity to meet the Company's planned capital and operating requirements for normal operations and capital expenditures through 2000, assuming that its existing bank lines can be extended when they expire in July of 2000. If the Company's operations do not provide cash sufficient to fund its operations, and the Company seeks outside financing, there can be no assurance that the Company will be able to obtain such financing when needed, on acceptable terms, or at all. In addition, any future equity financing or convertible debt financing would cause the Company's stockholders to incur dilution in net tangible book value per share of Common Stock.

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

- DEPENDENCE ON MAJOR CUSTOMERS. In the first quarter of 2000, two customers, Costco and Sam's Club Stores, accounted for 51% and 31%, respectively, of the Company's total revenues. The Company currently sells its products to seven separate Costco regions which make purchasing decisions independently of one another. These regions re-evaluate, on a regular basis, the products carried in their stores. There can be no assurance that these Costco regions will continue to offer Monterey Pasta products in the future or continue to allocate Monterey Pasta the same amount of shelf space. The Company also supplies its products to approximately 420 Sam's Club Stores. Purchasing decisions are made at the company headquarters with input from the store level. While the Company is in the third year of its relationship with Sam's, and this relationship is expected to continue, there can be no assurance that Sam's Club Stores will continue to carry its products. Loss of either of these customers, Costco or Sam's Club Stores, would have a material adverse effect on the Company.

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

                           PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

     On February 2, 2000 the United States District Court for the District of Delaware denied a motion to dismiss a lawsuit against Clearwater Fund IV, Ltd. and Clearwater Fund IV, LLC, stockholders of the Company, (collectively, "Clearwater"), Mark Levy v. Clearwater Fund IV, Ltd. and Clearwater Fund IV, LLC and Monterey Pasta Company, United States District Court for the District of Delaware, Case No. 99-004-SLR. The lawsuit alleges a violation of Section 16(b) of the Securities Exchange Act of 1934, as amended, in connection with an alleged purchase and sale of the Company's stock within a six-month period. The Company has been named as a nominal defendant in the lawsuit. Plaintiff seeks the return of approximately $1,064,000 in alleged profit and Clearwater contests the claim. During the week of April 10, 2000, the parties reached an agreement in principal whereby Clearwater will pay $700,000 to the Company in settlement of the claim asserted by the plaintiff. Plaintiff's counsel is expected to apply to the court for attorney's fees of approximately $226,000 from the settlement. As part of the settlement, Clearwater and the Company expect to exchange mutual releases. Settlement agreements have not yet been finalized. The proposed settlement is subject to approval by the Board of Directors of the Company. Plaintiff's attorneys' fees application is subject to approval by the court. Accordingly, there can be no assurance at this time that the Company will receive funds as part of the lawsuit, and if the settlement is not finalized, one or more of the parties to the lawsuit may make a claim for damages against the Company, which, even if not successful, would cause the Company to expend money to resolve. There are no other material pending legal proceedings, other than ordinary, routine litigation incidental to the Company's business, to which the Company is a party or to which any of its property is subject.

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


                                MONTEREY PASTA COMPANY


Date:  April 20, 2000           By: /s/ R. LANCE HEWITT
                                    ---------------------------
                                        R. Lance Hewitt
                                        President and Chief Executive Officer


                                By: /s/ STEPHEN L. BRINKMAN
                                    ---------------------------
                                        Stephen L. Brinkman
                                        Chief Financial Officer

                                INDEX TO EXHIBITS

3.1 Certificate of Incorporation dated August 1, 1996 (incorporated by reference from Exhibit B to the Company's 1996 Proxy)
3.2 Bylaws of the Company (incorporated by reference from Exhibit C to the 1996 Proxy)
4.1 Form of Warrant for purchase of the Company's Common Stock, dated as of July 1, 1996 (incorporated by reference from Exhibit 4.5 filed with the Company's 1996 Form S-3)
4.2 Form of Registration Rights Agreement dated April 1996, among the Company, Spelman & Co., Inc. and investor (incorporated by reference from
       Exhibit 10.42 filed with the Company's Original March 31, 1996 Quarterly Report on Form 10-Q on May 1, 1996 ("1996 Q1 10-Q"))
4.3 Stockholder Rights Agreement dated as of May 15, 1996 between the Company and Corporate Stock Transfer, as rights agent (incorporated by reference from Item 2 of Form 8-A filed with the Securities and Exchange Commission on May 28, 1996)
4.4 Amendment to Registration Rights Agreement dated as of April 20, 1997 among the Company, Spelman & Co., Inc. and investor, amending the Registration Rights Agreement entered into as of April, 1996 (incorporated by reference from Exhibit 4.9 filed with the Company's 1996 Form 10-KA)
4.5 Registration Rights Agreement dated as of December 31, 1996 among the Company, Sentra Securities Corporation and investor (incorporated by reference from Exhibit 4.12 filed with the Company's 1996 Form 10-K/A)
4.6 Form of Warrant ("Sentra Warrant") for purchase of Company's Common stock dated March 1997 issued in connection with the Company's March 1997 Private Placement (incorporated by reference from Exhibit 4.13 filed with the Company's Pre-Effective Amendment No. 1 to the Registration Statement on Form S-3 filed on May 6, 1997 ("1997 Amendment No. 1 to Form S-3))
4.7* Stock Purchase Agreement between the Company and Kenneth A. Steel, Jr. dated April 29, 1997 (incorporated by reference from Exhibit 4.14 filed with the 1997 Amendment No. 1 to Form S-3)
10.1* Second Amended and Restated 1993 Stock Option Plan (as amended on August 1, 1996) (incorporated by reference to Exhibit 10.1 filed with the Company's 1996 Form 10-K)
10.2*  1995 Employee Stock Purchase Plan (incorporated by reference from Exhibit
       10.15 to the Company's 1994 Form 10-K)
10.3 Monterey County Production Facility Lease of the Company, as amended (incorporated by reference from Exhibit 10.03 to the SB-2)
10.4 Amendment No. 1 dated February 1, 1995 and Amendment No. 2 dated March 1, 1995 to Monterey County Production Facility Lease of the Company (incorporated by reference from Exhibit 10.6 filed with the 1995 Form 10-K)
10.5 Amendment No. 3 dated September 12, 1997, and Amendment No. 4 dated February 6, 1999 to Monterey County Production Facility Lease of the Company (incorporated by reference from Exhibit 10.5 filed with the Company's September 27, 1999 Quarterly Report on Form 10-Q dated November 4, 1999 ("1999 Q3 10-Q"))
10.6 Trademark Registration - MONTEREY PASTA COMPANY, under Registration No. 1,664,278, registered on November 12, 1991 with the U.S. Patent and Trademark Office (incorporated by reference from Exhibit 10.09 to the SB-2)
10.7 Trademark Registration - MONTEREY PASTA COMPANY, under Registration No. 1,943,602, registered on December 26, 1995 with the U.S. Patent and trademark Office (incorporated by reference from Exhibit 10.24 to the 1995 Form 10-K)
10.8 Trademark Registration - MONTEREY PASTA COMPANY and Design, under Registration No. 1,945,131, registered on January 2, 1996 with the U.S. Patent and trademark Office (incorporated by reference from Exhibit 10.25 to the 1995 Form 10-K)
10.9 Trademark Registration--MONTEREY PASTA COMPANY and Design, under Registration No. 1,951,624, registered on January 23, 1996 with the U.S. Patent and Trademark Office (incorporated by reference from Exhibit 10.26 to the 1995 Form 10-K)
10.10 Trademark Registration--MONTEREY PASTA COMPANY and Design, under Registration No. 1,953,489, registered on January 30, 1996 with the U.S. Patent and Trademark Office (incorporated by reference from Exhibit 10.27 to the 1995 Form 10-K)

10.11 Registration Rights Agreement dated as of June 15, 1995 with GFL Advantage Fund Limited, as amended on October 13 and 19, 1995, respectively (incorporated by reference from Exhibit 10.2 to the 1995 Q2 10-Q, and Exhibits 10.6 and 10.7 to the Company's S-3 Registration Statement No. 33-96684, filed on December 12, 1995 ("1995 S-3"))
10.12* The Company's 401(k) Plan, established to be effective as of January 1,
       1996, adopted by the Board of Directors on June 7, 1996 (incorporated by reference from Exhibit 10.44 to the Company's Quarterly Report on Form 10-Q on August 13, 1996 ("1996 Q2 10-Q"))
10.13* Directed Employee Benefit Trust Agreement dated June 17, 1996 between the
       Company and The Charles Schwab Trust Company, as Trustee of the Company's 401(k) Plan (incorporated by reference from Exhibit 10.45 to the 1996 Q2 10-Q)
10.14 Security and Loan Agreement (Accounts Receivable and/or Inventory) dated July 24, 1997 between the Company and Imperial Bank (incorporated by reference from Exhibit 10.47 of the Company's Pre-Effective Amendment No. 3 to Form S-3 filed on October 14, 1997 ("1997 Amendment No. 3 to Form S-3"))
10.15* Agreement Regarding Employment, Trade Secrets, Inventions, and
       Competition dated May 26, 1997 with Mr. R. Lance Hewitt (incorporated by reference from Exhibit 10.48 of the 1997 Amendment No. 3 to Form S-3)
10.16* Employment Agreement dated August 25, 1997 with Mr. Stephen L. Brinkman
       (incorporated by reference to Exhibit 10.49, in the Company's September 28, 1997 Quarterly Report on Form 10-Q filed on November 10, 1997)
10.17 First Amendment to Security and Loan Agreement dated July 24, 1997 between the Company and Imperial Bank (incorporated by reference from Exhibit 10.50 in the Company's 1997 Form 10-K)
10.18 Second Amendment to Security and Loan Agreement dated July 24, 1997 between the Company and Imperial Bank (incorporated by reference from Exhibit 10.18 filed with the Company's 1998 Q3 10-Q)
10.19 Security and Loan Agreement dated July 23, 1998 between the Company and Imperial Bank (incorporated by reference from Exhibit 10.19 filed with the Company's 1998 Q3 10-Q)
10.20 Addendum to Security and Loan Agreement dated July 23, 1998 between the Company and Imperial Bank (incorporated by reference from Exhibit 10.20 filed with the Company's 1998 Q3 10-Q)
10.21 Agreement for Handling and Storage Services between the Company and CS Integrated LLC dated February 5, 1999 (incorporated by reference to
       Exhibit 10.21 filed with the Company's 1999 Form 10-K on March 17, 1999 ("1998 Form 10-K"))
10.22 Defined Contribution Administrative Service Agreement between the Company and First Mercantile Trust dated December 15, 1999 (incorporated by reference to Exhibit 10.22 filed with the Company's 1998 Form 10-K)
10.23 First Amendment to Security and Loan Agreement and Addendum thereto between the Company and Imperial Bank dated July 23, 1999 (incorporated by reference to Exhibit 10.23 filed with the Company's March 28, 1999 Quarterly Report on Form 10-Q filed on April 28, 1999)
10.24 Agreement for Purchase and Sale of Assets dated as of March 12, 1999, by and among the Company and the shareholders of Frescala Foods, Inc. (incorporated by reference from Exhibit 2.1 filed with the Company's 8-K on March 17, 1999)
10.25 Royalty agreement dated July 12, 1999 between Company and Chet's Gourmet Foods, Inc. for soups (incorporated by reference to Exhibit 10.25, in the Company's September 26, 1999 Quarterly Report on Form 10-Q filed on November 9, 1999 ("1999 Q3 10-Q"))
10.26 Storage Agreement Manufactured Products dated August 3, 1999 between the Company and Salinas Valley Public Warehouse for storage and handling of Company's product in Monterey County, California storage facility (incorporated by reference to Exhibit 10.26, filed with the Company's 1999 Q3 10-Q)
10.27 Commercial Lease dated August 10, 1999 between Company and Salinas Valley Public Warehouse for storage space in Monterey County, California (incorporated by reference to Exhibit 10.27, filed with the Company's 1999 Q3 10-Q)
10.28 Rental Agreement dated September 6, 1999 between Company and Porter Family Trust for storage space in Monterey County, California (incorporated by reference to Exhibit 10.28 filed with the Company's
       1999 Q3 10-Q)
10.29 Royalty agreement dated September 15, 1999 between Company and Chet's Gourmet Foods, Inc. for meatball and sauce item (incorporated by reference to Exhibit 10.29, filed with the Company's 1999 Q3 10-Q)
10.30 Credit Agreement between the Company and Imperial Bank dated August 2, 1999 (incorporated by reference to Exhibit 10.30 filed with the Company's 1999 Form 10-K on February 18, 2000 ("1999 Form 10-K"))
10.31 First Amendment to Credit Agreement between the Company and Imperial Bank dated August 2, 1999 (incorporated by reference to Exhibit 10.21 filed with the Company's 1999 Form 10-K)

27.1   Financial Data schedule
 *Management contract or compensatory plan or arrangement covering executive officers or directors of Monterey Pasta Company and its former subsidiary, Upscale Food Outlets, Inc.