Form 10-Q
period 2000-06-25
MONTEREY PASTA CO
filed 2000-08-04
CIK 913032

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                           ---------------------------

                                    FORM 10-Q

(Mark One)

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

     FOR THE QUARTERLY PERIOD ENDED JUNE 25, 2000.

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

At AUGUST 4, 2000, 13,273,693 shares of common stock, $.001 par value, of the registrant were outstanding.

                             MONTEREY PASTA COMPANY

                                    FORM 10-Q

                                TABLE OF CONTENTS


                                                                                                               PAGE

PART 1.  FINANCIAL INFORMATION

              Item 1. Financial Statements

                      Condensed Consolidated Balance Sheets (unaudited)
                        June 25, 2000 and December 26, 1999                                                       3

                      Condensed Consolidated Statements of Operations
                        (unaudited) Second Quarter Ended June 25, 2000 and June
                        27, 1999 and the Six Months Ended June 25, 2000 and June 27, 1999                         4

                      Condensed Consolidated Statements of Cash Flows (unaudited)
                        Six Months Ended June 25, 2000 and June 27, 1999                                          5

                      Notes to Unaudited Consolidated Financial Statements                                        6

              Item 2. Management's Discussion and Analysis of Financial Condition and
                        Results of Operations                                                                     8

PART II. OTHER INFORMATION

              Item 1. Legal Proceedings                                                                          12

              Item 2. Changes in Securities                                                                      13

              Item 3. Defaults Upon Senior Securities                                                            13

              Item 4. Submission of Matters to a Vote of Security Holders                                        13

              Item 5. Other Information                                                                          13

              Item 6.  Exhibits and Reports on Form 8-K and S-8                                                  13

              Signature Page                                                                                     14

              Exhibit Index                                                                                      15


                          PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                             MONTEREY PASTA COMPANY

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                           JUNE 25, 2000       DECEMBER 26, 1999
                                                                                           -------------       -----------------
ASSETS
Current assets:
  Cash and cash equivalents .............................................................   $    521,185         $     71,399
  Accounts receivable, net ..............................................................      4,054,922            3,813,611
  Inventories ...........................................................................      2,447,467            2,703,314
  Deferred tax assets -- short term .....................................................      1,036,000            1,036,000
  Prepaid expenses and other ............................................................        411,019              487,433
                                                                                            ------------         ------------

          Total current assets ..........................................................      8,470,593            8,111,757

Property and equipment, net .............................................................      8,732,430            6,789,265
Deferred tax assets -- long term ........................................................      2,394,000            2,394,000
Intangible assets, net ..................................................................      1,198,144            1,281,277
Deposits and other ......................................................................         96,316               89,716
                                                                                            ------------         ------------

          Total assets ..................................................................   $ 20,891,483         $ 18,666,015
                                                                                            ------------         ------------
                                                                                            ------------         ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ......................................................................   $  2,082,492         $  2,752,967
  Accrued liabilities ...................................................................        680,563              542,709
  Current portion of long-term debt .....................................................        680,098              688,186
                                                                                            ------------         ------------

          Total current liabilities .....................................................      3,443,153            3,983,862
                                                                                            ------------         ------------

Long-term debt ..........................................................................         55,302               72,577
                                                                                            ------------         ------------
Commitments and contingencies............................................................

Stockholders' equity:
  Common stock...........................................................................     40,640,033           40,262,579
  Accumulated deficit ...................................................................    (23,247,005)         (25,653,003)
                                                                                            ------------         ------------
  Total stockholders' equity ............................................................     17,393,028           14,609,576
                                                                                            ------------         ------------

          Total liabilities and stockholders' equity ....................................   $ 20,891,483         $ 18,666,015
                                                                                            ------------         ------------
                                                                                            ------------         ------------

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                             MONTEREY PASTA COMPANY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                    SECOND QUARTER ENDED             SIX MONTHS ENDED
                                                                    --------------------             ----------------
                                                               JUNE 25, 2000   JUNE 27, 1999   JUNE 25, 2000   JUNE 27, 1999
                                                               -------------   -------------   -------------   -------------
Net revenues ...............................................   $ 11,045,842    $  9,099,526    $ 22,201,381    $ 17,072,776
Cost of sales ..............................................      6,785,612       5,468,017      13,817,070      10,363,931
                                                               ------------    ------------    ------------    ------------
Gross profit ...............................................      4,260,230       3,631,509       8,384,311       6,708,845

Selling, general and administrative ........................      2,815,802       2,644,572       5,747,357       4,916,345
                                                               ------------    ------------    ------------    ------------

Operating income ...........................................      1,444,428         986,937       2,636,954       1,792,500

Gain (loss) on disposition of assets .......................             --          20,500              --         (16,229)
Other expense, net .........................................         (6,828)         (3,144)         (2,902)         (5,105)
Interest expense, net ......................................        (26,037)        (49,833)        (53,055)        (99,138)
                                                               ------------    ------------    ------------    ------------

Income before provision for income taxes ...................      1,411,563         954,460       2,580,997       1,672,028

Provision for income taxes .................................       (100,000)        (21,649)       (175,000)        (34,075)
                                                               ------------    ------------    ------------    ------------

Net income .................................................   $  1,311,563    $    932,811    $  2,405,997    $  1,637,953
                                                               ------------    ------------    ------------    ------------
                                                               ------------    ------------    ------------    ------------


Basic income per share .....................................   $       0.10    $       0.07    $       0.18    $       0.13
                                                               ------------    ------------    ------------    ------------
                                                               ------------    ------------    ------------    ------------

Diluted income per share ...................................   $       0.09    $       0.07    $       0.18    $       0.13
                                                               ------------    ------------    ------------    ------------
                                                               ------------    ------------    ------------    ------------

Wtd. average primary shares outstanding ....................     13,255,655      12,579,768      13,151,883      12,561,515

Wtd. average diluted shares outstanding ....................     13,846,620      12,969,956      13,733,096      12,857,336


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                             MONTEREY PASTA COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                SIX MONTHS ENDED
                                                                ----------------
                                                          JUNE 25, 2000  JUNE 27, 1999
                                                          -------------  -------------
Cash flows from operating activities:
Net income from operations .............................   $ 2,405,997    $ 1,637,953
Adjustments to reconcile net income to net cash provided
by operating activities:
       Depreciation and amortization ...................       654,361        573,362
       Provisions for allowances for bad debts, returns,
       adjustments and spoils ..........................       310,996       (141,404)
       Loss on disposition of property and equipment ...            --         16,229
       Changes in assets and liabilities:
              Accounts receivable ......................      (552,307)      (286,329)
              Inventories ..............................       255,847       (120,354)
              Prepaid expenses and other ...............        76,414        253,699
              Accounts payable .........................      (670,475)       100,746
              Accrued expenses .........................       137,853        (35,840)
              Deposits .................................        (6,600)        17,325
                                                           -----------    -----------
       Net cash provided by operations .................     2,612,086      2,015,387
                                                           -----------    -----------

Cash flows from investing activities:
       Proceeds from sale of assets ....................            --         20,500
       Acquisition of business operating assets ........            --     (1,418,158)
       Purchase of property and equipment ..............    (2,514,394)      (589,413)
                                                           -----------    -----------
             Net cash used in investing activities .....    (2,514,394)    (1,987,071)
                                                           -----------    -----------

Cash flows from financing activities:
       Proceeds from revolving line of credit ..........     8,661,761      8,292,804
       Repayments on revolving line of credit ..........    (8,637,416)    (8,490,070)
       Proceeds from long term debt ....................            --        750,000
       Repayment of long term debt and capital lease
         obligations ...................................       (49,708)      (720,605)
       Proceeds from issuance of common stock ..........       377,457        110,230
                                                           -----------    -----------
              Net cash provided by (used in) financing
                activities .............................       352,094        (57,641)
                                                           -----------    -----------

Net increase (decrease) in cash and cash equivalents ...       449,786        (29,325)
Cash and cash equivalents, beginning of period .........        71,399         61,645
                                                           -----------    -----------
Cash and cash equivalents, end of period ...............   $   521,185    $    32,320
                                                           -----------    -----------
                                                           -----------    -----------


          The accompanying notes are an integral part of these condensed consolidated financial statements.

                             MONTEREY PASTA COMPANY
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

     The condensed consolidated financial statements have been prepared by Monterey Pasta Company (the "Company") and are unaudited. Certain amounts shown in the 1999 financial statements have been reclassified to conform to the current presentation. The financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not necessarily include all information and footnotes required by generally accepted accounting principles and should be read in conjunction with the Company's 1999 Annual Report on Form 10-K. In the opinion of the Company, all adjustments necessary to present fairly the Company's consolidated financial position, results of operations and cash flows as of June 25, 2000, and for all periods presented, have been recorded. A description of the Company's accounting policies and other financial information is included in the audited consolidated financial statements as filed with the Securities and Exchange Commission in the Company's Form 10-K for the year ended December 26, 1999. The consolidated results of operations for the interim quarterly periods are not necessarily indicative of the results expected for the full year.

2.    BUSINESS ACQUISITION AND STATEMENT OF CASH FLOWS

     On March 12, 1999 the Company purchased the operating assets and inventory of Frescala Foods, Inc., a San Antonio, Texas based fresh pasta and sauce producer with an emphasis on private label production. The consideration to the seller consisted of $1,345,000 in cash plus fully vested options to purchase 300,000 shares of the Company's common stock. The options had an approximate fair market value of $145,000, an exercise price of $2.33 per share, and a three-year expiration. Additionally, Frescala owners were eligible to receive an earn-out based upon Frescala sales above a predetermined level. An earn-out of $98,000 was paid during the fourth quarter of 1999, and, along with an additional $2,000 in acquisition costs, was charged to goodwill. Funding for the transaction came from a new $750,000 two-year term loan, use of existing accounts receivable and inventory line, and cash flow from operations.

     During the first quarter of 1999 the total initial consideration of $1,490,000, plus related acquisition costs of $70,000, was allocated to identifiable fixed assets totaling $200,000 and inventories of $217,000. The balance of $1,143,000, which includes trademarks and recipes not specifically quantifiable, was charged to goodwill.

3.   INVENTORIES

     Inventories consisted of the following:

                                                                     JUNE 25, 2000      DECEMBER 26, 1999
                                                                     -------------      -----------------
Production -- ingredients ..................................          $   992,865           $   855,477
Production -- finished Goods ...............................              672,949               979,616
Paper goods, parts and packaging  materials ................              809,153               895,721
                                                                      -----------           -----------
                                                                        2,474,967             2,730,814
     Reserve for spoils and obsolescence ...................              (27,500)              (27,500)
                                                                      -----------           -----------

Net inventory ..............................................          $ 2,447,467           $ 2,703,314
                                                                      -----------           -----------
                                                                      -----------           -----------

4.   PROPERTY AND EQUIPMENT

     Property, plant and equipment consisted of the following:

                                                                     JUNE 25, 2000         DECEMBER 26, 1999
                                                                     -------------         -----------------
Machinery and equipment ....................................          $  7,309,053            $  6,623,919
Leasehold improvements .....................................             2,069,546               1,993,221
Computers equipment ........................................               578,611                 568,117
Vehicles ...................................................               380,575                 335,401
                                                                      ------------            ------------
                                                                        10,337,785               9,520,658
Less accumulated depreciation and amortization .............            (4,751,537)             (4,180,308)
                                                                      ------------            ------------
                                                                         5,586,248               5,340,350
     Construction in progress ..............................             3,146,182*              1,448,915
                                                                      ------------            ------------
Property and equipment, net ................................          $  8,732,430            $  6,789,265
                                                                      ------------            ------------
                                                                      ------------            ------------



  *Mostly consists of expenditures associated with the Company's $3.5 million capital program including new pasta production lines, sauce line expansion, clean room, utilities to support, and new distribution center.

5.    NOTES, LOANS, AND CAPITALIZED LEASES PAYABLE

      Components of long-term debt included the following:

                                                        JUNE 25, 2000    DECEMBER 26, 1999
                                                        -------------    -----------------
    Receivable and inventory revolver ............          $629,230          $604,885
    Capitalized leases ...........................           106,170           155,878
                                                            --------          --------
                                                             735,400           760,763

    Less current maturities ......................           680,098           688,186
                                                            --------          --------
Long-term  portion ...............................          $ 55,302          $ 72,577
                                                            --------          --------
                                                            --------          --------


     CREDIT FACILITY

     At June 25, 2000 the following credit facility was in place, collateralized by substantially all assets of the Company, with an expiration date of 7/31/00:

     - Accounts receivable and inventory revolver for up to $1,500,000 with interest at prime (9.50% at 6/25/00)
     - Equipment revolver commitment for up to $500,000 with interest at prime
     - Term note facility for up to $2,750,000 with rate and terms to be negotiated

     The equipment revolver and term note commitments with Imperial Bank are expected to be renewed and, if utilized, will continue to be amortized as long-term notes. Imperial Bank has made a commitment effective July 31 for renewal loan pricing tied to LIBOR (below prime rate) for most future borrowings with the remainder tied to prime rate. The Company's borrowing capacity will also be increased from $4.75 million to $10 million, with a total term note facility of up to $8 million.

6.    INCOME TAXES

     The Company's income tax expense for the six months ended June 25, 2000 consists of estimated State and Federal alternative minimum tax and Delaware corporation tax. The remainder of Federal and State of California income taxes was fully offset by net operating loss carryforwards.

7.    LITIGATION, CONTINGENCIES, AND SUBSEQUENT EVENT

     On February 2, 2000 the United States District Court for the District of Delaware denied a motion to dismiss a lawsuit against Clearwater Fund IV, Ltd. and Clearwater Fund IV, LLC, stockholders of the Company, (collectively, "Clearwater"), Mark Levy v. Clearwater Fund IV, Ltd. and Clearwater Fund IV, LLC and Monterey Pasta Company, United States District Court for the District of Delaware, Case No. 99-004-SLR. The lawsuit alleges a violation of Section 16(b) of the Securities Exchange Act of 1934, as amended, in connection with alleged purchases and sales of the Company's stock within a six-month period. The Company was named as a nominal defendant in the lawsuit. Plaintiff sought the return of approximately $1,064,000 in alleged profit and Clearwater contested the claim. During the week of July 10, 2000, the parties signed a settlement agreement whereby Clearwater will pay $700,000 to the Company in settlement of the claim asserted by the plaintiff. Plaintiff's counsel will apply to the court for attorney's fees and expenses of approximately $230,000 from the settlement. As part of the settlement, Clearwater and the Company are exchanging mutual releases. The proposed settlement was approved by the Board of Directors of the Company.

     Plaintiff's attorneys' fees application is subject to approval by the court. Accordingly, there can be no assurance at this time that the Company will receive funds as part of the lawsuit, or that another party or parties will not contest the settlement and make a claim for damages against the Company, which, even if not successful, would cause the Company to expend money to resolve.

     There are no other material pending legal proceedings, other than ordinary, routine litigation incidental to the Company's business, to which the Company is a party or to which any of its property is subject.

8.    STOCKHOLDERS' EQUITY

     During the first six months of 2000, warrants, with an exercise price of $2.25 and an expiration date of March 27, 2000, representing 268,789 shares of company common stock, were exercised. These warrants were originally issued in connection with a March 1997 private placement in which the Company issued warrants to purchase up to 532,800 shares of common stock. There are no warrants remaining from the March 1997 private placement. However, there are warrants expiring in April 2003 to purchase 400,750 shares of common stock at $6.50 per share issued in connection with a 1996 private placement. In addition, employee options representing 65,732 shares of common stock were exercised during the first six months of 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The following discussion should be read in conjunction with the financial statements and related notes and other information included in this report. The financial results reported herein do not indicate the financial results that may be achieved by the Company in any future period.

     Other than the historical facts contained herein, this Quarterly Report contains forward-looking statements that involve substantial risks and uncertainties. For a discussion of such risks and uncertainties, please see the Company's Annual Report on Form 10-K for the year ended December 26, 1999. In addition to the risks and uncertainties discussed in the Annual Report, the risks set forth herein, including the Company's past operating losses and ability to attract and retain qualified management, should be considered.

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

     The Company sells its pasta and pasta sauces through leading grocery store chains and club stores. As of June 25, 2000, approximately 5,700 grocery and club stores offered the Company's products. The Company plans to continue expansion of its distribution to grocery and club stores in its current market area and to further its penetration in other geographic regions of the U.S.

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

RESULTS OF OPERATIONS

     Net revenues from continuing operations were $11,046,000 for the second quarter ended June 25, 2000, as compared to $9,100,000 for the second quarter ended June 27, 1999, a 21% increase. For the six months ended June 25, 2000, net revenues increased $5,128,000 to $22,201,000 from $17,073,000 for the six months ended June 27, 1999, a 30% increase. The quarterly increase in sales over last year resulted primarily from the Company's additional club and retail store distribution and an increase in same-store sales. The year-to-date increase resulted from an increase in club and retail distribution, an increase in same-store sales, and a full six months' sales from the Frescala Foods, Inc. asset purchase that was acquired March 12, 1999.

     Gross profit was $4,260,000 or 39% of net revenues for the second quarter 2000, compared to $3,632,000 or 40% for the second quarter of 1999. For the six months ended June 25, 2000, gross profit was $8,384,000 or 38% compared to $6,709,000 or 39% for the six months ended June 27, 1999. This compares to a 38% gross margin for the year ended December 26, 1999. Gross margins in the second quarter improved by two points compared to the first quarter of 2000 as planned capital and process improvements began to take effect. These improvements are expected to gain more prominence in the last two quarters of 2000 as capital projects are completed, and process improvements and programs are in more advanced stages of implementation.

     Selling, general and administrative expenses ("SG&A") for the second quarter ended June 25, 2000, were $2,816,000, an increase of 6% as compared to $2,645,000 in the same quarter last year. For the six months ended June 25, 2000, SG&A totaled $5,747,000, an increase of 17% as compared to $4,916,000 for the same period last year. The year-to-date increases compared to 1999 are related to the 30% sales increase and additional product demonstrations associated with the added club store business. Management believes that the current level of SG&A expenses is consistent with efficient operations, and additional expenses in future months, mainly in the sales and marketing area, will be directly associated with increased levels of profitable sales. For the second quarter of 2000 SG&A expenses were 26% of sales compared with 29% for the same period a year ago. On a year-to-date basis SG&A expenses are 26% of sales compared with 29% for the first six months of fiscal 1999. For fiscal year 1999 SG&A expenses were 28% of sales.

     Depreciation and amortization expense, included in cost of sales and SG&A, was $330,000 or 3% of net revenues for the quarter ended June 25, 2000, compared to $300,000 or 3% of net revenues for the quarter ended June 27, 1999. For the six months ended June 25, 2000, depreciation and amortization expense was $654,000, compared to $573,000 for the same period a year ago. The additional expense was a result of a full six months' amortization of the Frescala Foods' goodwill, as well as the significant capital program approved in October of 1999.

     There was no gain or loss on disposition of fixed assets for the second quarter ended June 25, 2000, compared to a $21,000 gain for the second quarter last year. For the six months ended June 25, 2000, there was no gain or loss on disposition of fixed assets, compared to a loss of $16,000 for the six months ended June 27, 1999. The second quarter gain in 1999 was related to disposal of assets associated with the Frescala acquisition, while the first quarter 1999 loss was a result of computer equipment disposed of as a part of the Year 2000 compliance process.

     Net interest expense was $26,000 for the quarter ended June 25, 2000, compared to $50,000 for the same quarter in 1998. For the six months ended June 25, 2000, net interest expense was $53,000, compared to $99,000 for the six months ended June 27, 1999. The net decrease in interest expense is a result of the additional cash generated from the increased profit level, which reduced loan balances, and reductions in interest rate by the Company's lender.

LIQUIDITY AND CAPITAL RESOURCES

     During the six month period ended June 25, 2000, $2,612,000 of cash was provided by the Company's operations, compared to $2,015,000 cash provided in the first six months of 1999. The 2000 increase is primarily attributable to the substantial sales growth, and the resultant increase in net income, partially offset by an increase in working capital. There were also proceeds of $377,000 from the exercise of warrants and options which partially funded the $2.5 million spent in the acquisition of fixed assets during the first six months, along with the increase in working capital.

     The Company believes that its existing credit facilities, for which the Company has a verbal commitment to renew, together with cash flow from operations, is sufficient to meet its cash needs for normal operations for the next twelve months.

SALES AND MARKETING

     The Company's sales and marketing strategy is twofold and targets sustainable growth in distribution of its products and the introduction of innovative new products to keep the Company positioned as the category leader in the marketplace.

     Expansion of the Company's club store business continued in the second quarter of 2000, with the introduction of the Company's new Potato and Cheese and Potato and Onion Pierogies to selected divisions of Costco Wholesale. Introduction to Sam's Club began early in the third quarter 2000. Both varieties of pierogies were also introduced to selected retail chains in the second quarter.

     During the second quarter of 2000 the Company expanded its private label supply relationship with a major retail chain with the placement of its products in over 1,400 additional stores, as well as the introduction of five new SKUs to the program.

     In keeping with its strategy of bringing innovative, new products to the marketplace, in the second quarter of 2000 the Company worked aggressively to develop a new line of refrigerated, fresh stuffed pizzas and calzones. This represents a significant new expansion in the Company's product offerings. This line will be introduced to both retail and warehouse club store accounts in the third quarter of 2000.

MAJOR CUSTOMERS

     Two of the Company's customers, Costco and Sam's Club Stores, accounted for 49% and 31%, respectively, of the Company's sales for the six months ended June 25, 2000. No other customer accounted for greater than 10% of net revenues for the period.

BUSINESS RISKS

     Certain characteristics and dynamics of the Company's business and of financial markets generally create risks to the Company's long-term success and to predictable quarterly results. These risks include:

     - NO ASSURANCE OF CONTINUED PROFITABILITY. In the second quarter of 1994, the Company reported its first operating loss. Subsequent to that quarter the Company incurred losses through the first quarter of 1997, after which it regained profitability, which has continued for thirteen consecutive quarters. At June 25, 2000, the Company had an accumulated deficit of $23,247,000. There can be no assurance that the Company will maintain its recent profitability in the long term.

     - LIQUIDITY: NEED FOR ADDITIONAL CAPITAL. Management believes that its operations and existing bank lines of credit will provide adequate liquidity to meet the Company's planned capital and operating requirements for normal operations and capital expenditures through 2000. If the Company's operations do not provide cash sufficient to fund its operations, and the Company seeks outside financing, there can be no assurance that the Company will be able to obtain such financing when needed, on acceptable terms, or at all. In addition, any future equity financing or convertible debt financing would cause the Company's stockholders to incur dilution in net tangible book value per share of Common Stock.

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

     - DEPENDENCE ON MAJOR CUSTOMERS. In the first quarter of 2000, two customers, Costco and Sam's Club Stores, accounted for 49% and 31%, respectively, of the Company's total revenues. The Company currently sells its products to seven separate Costco regions (approximately 220 stores) which make purchasing decisions independently of one another. These regions re-evaluate, on a regular basis, the products carried in their stores. There can be no assurance that these Costco regions will continue to offer Monterey Pasta products in the future or continue to allocate Monterey Pasta the same amount of shelf space. The Company also supplies its products to approximately 420 Sam's Club Stores. Purchasing decisions are made at the company headquarters with input from the store level. While the Company is in the fourth year of its relationship with Sam's, and this relationship is expected to continue, there can be no assurance that Sam's Club Stores will continue to carry its products. Loss of either of these customers, Costco or Sam's Club Stores, would have a material adverse effect on the Company.

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

                           PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

     On February 2, 2000 the United States District Court for the District of Delaware denied a motion to dismiss a lawsuit against Clearwater Fund IV, Ltd. and Clearwater Fund IV, LLC, stockholders of the Company, (collectively, "Clearwater"), Mark Levy v. Clearwater Fund IV, Ltd. and Clearwater Fund IV, LLC and Monterey Pasta Company, United States District Court for the District of Delaware, Case No. 99-004-SLR. The lawsuit alleges a violation of Section 16(b) of the Securities Exchange Act of 1934, as amended, in connection with alleged purchases and sales of the Company's stock within a six-month period. The Company was named as a nominal defendant in the lawsuit. Plaintiff sought the return of approximately $1,064,000 in alleged profit and Clearwater contested the claim. During the week of July 10, 2000, the parties signed a settlement agreement whereby Clearwater will pay $700,000 to the Company in settlement of the claim asserted by the plaintiff. Plaintiff's counsel will apply to the court for attorney's fees and expenses of approximately $230,000 from the settlement. As part of the settlement, Clearwater and the Company are exchanging mutual releases. The proposed settlement was approved by the Board of Directors of the Company.

     Plaintiff's attorneys' fees application is subject to approval by the court. Accordingly, there can be no assurance at this time that the Company will receive funds as part of the lawsuit, or that another party or parties will not contest the settlement and make a claim for damages against the Company, which, even if not successful, would cause the Company to expend money to resolve.

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

                    None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

                    None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                    None

ITEM 5.    OTHER INFORMATION

                    None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K AND S-8

                    None

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             MONTEREY PASTA COMPANY


Date: August 4, 2000                         By: /s/ R. Lance Hewitt
                                                ----------------------------
                                                     R. Lance Hewitt
                                                     Chief Executive Officer


                                             By: /s/ Stephen L. Brinkman
                                                ----------------------------
                                                     Stephen L. Brinkman
                                                     Chief Financial Officer

                                INDEX TO EXHIBITS

 3.1             Certificate of Incorporation dated August 1, 1996 (incorporated by reference from Exhibit B to the Company's 1996 Proxy)
 3.2             Bylaws of the Company (incorporated by reference from Exhibit C to the 1996 Proxy)
 4.1             Form of Warrant for purchase of the Company's Common Stock, dated as of July 1, 1996 (incorporated by reference from Exhibit 4.5 filed with the Company's 1996 Form S-3)
 4.2             Form of Registration Rights Agreement dated April 1996, among the Company, Spelman & Co., Inc. and investor (incorporated by reference from Exhibit 10.42 filed with the Company's Original
                   March 31, 1996 Quarterly Report on Form 10-Q on May 1, 1996
                   ("1996 Q1 10-Q"))
 4.3             Stockholder Rights Agreement dated as of May 15, 1996 between the Company and Corporate Stock Transfer, as rights agent
                   (incorporated by reference from Item 2 of Form 8-A filed with the Securities and Exchange Commission on May 28, 1996)
 4.4             Amendment to Registration Rights Agreement dated as of April
                   20, 1997 among the Company, Spelman & Co., Inc. and investor, amending the Registration Rights Agreement entered into as of
                   April, 1996 (incorporated by reference from Exhibit 4.9 filed with the Company's 1996 Form 10-KA)
 4.5             Registration Rights Agreement dated as of December 31, 1996 among the Company, Sentra Securities Corporation and investor
                   (incorporated by reference from Exhibit 4.12 filed with the
                   Company's 1996 Form 10-K/A)
 4.6             Form of Warrant ("Sentra Warrant") for purchase of Company's
                   Common stock dated March 1997 issued in connection with the
                   Company's March 1997 Private Placement (incorporated by
                   reference from Exhibit 4.13 filed with the Company's
                   Pre-Effective Amendment No. 1 to the Registration Statement
                   on Form S-3 filed on May 6, 1997 ("1997 Amendment No. 1 to
                   Form S-3))
 4.7*            Stock Purchase Agreement between the Company and Kenneth A. Steel,
                   Jr. dated April 29, 1997 (incorporated by reference from
                   Exhibit 4.14 filed with the 1997 Amendment No. 1 to Form
                   S-3)
10.1*            Second Amended and Restated 1993 Stock Option Plan (as amended on August 1, 1996) (incorporated by reference to Exhibit 10.1 filed with the Company's 1996 Form 10-K)
10.2*            1995 Employee Stock Purchase Plan (incorporated by reference from Exhibit 10.15 to the Company's 1994 Form 10-K)
10.3             Monterey County Production Facility Lease of the Company, as
                   amended (incorporated by reference from Exhibit 10.03 to the
                   SB-2)
10.4             Amendment No. 1 dated February 1, 1995 and Amendment No. 2 dated March 1, 1995 to Monterey County Production Facility
                   Lease of the Company (incorporated by reference from Exhibit
                   10.6 filed with the 1995 Form 10-K)
10.5             Amendment No. 3 dated September 12, 1997, and Amendment No. 4 dated February 6, 1999 to Monterey County Production Facility
                   Lease of the Company (incorporated by reference from Exhibit
                   10.5 filed with the Company's September 27, 1999 Quarterly
                   Report on Form 10-Q dated November 4, 1999 ("1999 Q3 10-Q"))
10.6             Trademark Registration--MONTEREY PASTA COMPANY, under
                   Registration No. 1,664,278, registered on November 12, 1991 with the U.S. Patent and Trademark Office (incorporated by reference from Exhibit 10.09 to the SB-2)
10.7             Trademark Registration--MONTEREY PASTA COMPANY, under
                   Registration No. 1,943,602, registered on December 26, 1995 with the U.S. Patent and trademark Office (incorporated by reference from Exhibit 10.24 to the 1995 Form 10-K)
10.8             Trademark Registration--MONTEREY PASTA COMPANY and Design,
                   under Registration No. 1,945,131, registered on January 2, 1996 with the U.S. Patent and trademark Office (incorporated by reference from Exhibit 10.25 to the 1995 Form 10-K)
10.9             Trademark Registration--MONTEREY PASTA COMPANY and Design,
                   under Registration No. 1,951,624, registered on January 23,
                   1996 with the U.S. Patent and Trademark Office (incorporated by reference from Exhibit 10.26 to the 1995 Form 10-K)
10.10            Trademark Registration--MONTEREY PASTA COMPANY and Design,
                   under Registration No. 1,953,489, registered on January 30,
                   1996 with the U.S. Patent and Trademark Office (incorporated by reference from Exhibit 10.27 to the 1995 Form 10-K)

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

10.30            Credit Agreement between the Company and Imperial Bank dated
                   August 2, 1999 (incorporated by reference to Exhibit 10.30 filed with the Company's 1999 Form 10-K on February 18, 2000
                   ("1999 Form 10-K"))
10.31            First Amendment to Credit Agreement between the Company and
                   Imperial Bank dated August 2, 1999 (incorporated by reference to Exhibit 10.21 filed with the Company's 1999 Form 10-K)
10.32            Commercial lease dated January 1, 2000 between the Company and
                   PTF for Operating Engineers, LLC for storage space in Monterey
                   County, California
27.1             Financial Data schedule


 *Management contract or compensatory plan or arrangement covering executive officers or directors of Monterey Pasta Company and its former subsidiary, Upscale Food Outlets, Inc.