Form 10-Q
period 2000-09-24
MONTEREY PASTA CO
filed 2000-11-06
CIK 913032

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                           ---------------------------

                                    FORM 10-Q

(Mark One)

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

         For the quarterly period ended September 24, 2000.

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

At NOVEMBER 6, 2000, 13,300,688 shares of common stock, $.001 par value, of the registrant were outstanding.

                             MONTEREY PASTA COMPANY

                                    FORM 10-Q

                                Table of Contents

                                                                                                Page
PART 1.  FINANCIAL INFORMATION

           Item 1. Financial Statements

              Condensed Consolidated Balance Sheets (unaudited) September 24, 2000 and
                December 26, 1999...............................................................  3

              Condensed Consolidated Statements of Operations (unaudited) Third quarter ended September 24, 2000 and September 26, 1999 and the nine months ended
                September 24, 2000 and September 26, 1999.......................................  4

              Condensed Consolidated Statements of Cash Flows (unaudited) Nine months ended September 24, 2000 and September 26, 1999.................................  5

              Notes to Unaudited Condensed Consolidated Financial Statements....................  6

           Item 2. Management's Discussion and Analysis of Financial Condition and
                Results of Operations...........................................................  8

PART II. OTHER INFORMATION

           Item 1. Legal Proceedings...........................................................  12

           Item 2. Changes in Securities.......................................................  13

           Item 3. Defaults Upon Senior Securities.............................................  13

           Item 4. Submission of Matters to a Vote of Security Holders.........................  13

           Item 5. Other Information...........................................................  13

           Item 6. Exhibits and Reports on Form 8-K and S-8....................................  13

           Signature Page......................................................................  14

           Exhibit Index.......................................................................  15

                               PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                                  MONTEREY PASTA COMPANY


                           Condensed CONSOLIDATED BALANCE SHEETS
                                        (unaudited)

                                                                      September 24, 2000          December 26, 1999
                                                                      ------------------          -----------------
ASSETS
Current assets:
  Cash and cash equivalents..............................                  $   87,738                $   71,399
  Accounts receivable, net...............................                   5,821,464                 3,813,611
  Inventories............................................                   2,408,366                 2,703,314
  Deferred tax assets-short term.........................                   2,740,000                 1,036,000
  Prepaid expenses ......................................                     435,093                   487,433
                                                                      ------------------          -----------------

          Total current assets...........................                  11,492,661                 8,111,757

  Property and equipment, net............................                   9,135,584                 6,789,265
  Deferred tax assets-long term..........................                     962,000                 2,394,000
  Intangible assets, net.................................                   1,156,578                 1,281,277
  Deposits ..............................................                      98,316                    89,716
                                                                      ------------------          -----------------

          Total assets...................................                 $22.845,139               $18,666,015
                                                                      ==================          =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.......................................                $  2,235,077               $ 2,752,967
  Accrued liabilities....................................                   1,309,867                   542,709
  Current portion of long-term debt......................                      33,831                   688,186
                                                                      ------------------          -----------------
          Total current liabilities......................                   3,578,775                 3,983,862
                                                                      ------------------          -----------------

Long-term debt...........................................                      46,999                    72,577
                                                                      ------------------          -----------------

Commitments and contingencies............................

Stockholders' equity:
  Common stock...........................................                  40,640,959                40,262,579

  Accumulated deficit....................................                 (21,421,594)              (25,653,003)
                                                                      ------------------          -----------------
  Total stockholders' equity.............................                  19,219,365                14,609,576
                                                                      ------------------          -----------------

          Total liabilities and stockholders' equity.....                 $22,845,139               $18,666,015
                                                                      ==================          =================



The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  MONTEREY PASTA COMPANY

                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                        (unaudited)

                                                         Third Quarter Ended                      Nine Months Ended
                                                         -------------------                      -----------------
                                             September 24, 2000   September 26, 1999   September 24, 1999   September 26, 2000
                                             ------------------   ------------------   ------------------   ------------------
Net revenues ..............................    $ 12,160,813         $  9,942,782          $ 34,362,194         $ 27,015,558
Cost of sales .............................       7,364,434            6,163,056            21,181,504           16,526,987
                                             ------------------   ------------------   ------------------   ------------------
Gross profit ..............................       4,796,379            3,779,726            13,180,690           10,488,571

Selling, general and
   administrative .........................       3,184,707            2,634,732             8,932,064            7,551,077
                                             ------------------   ------------------   ------------------   ------------------

Operating income ..........................       1,611,672            1,144,994             4,248,626            2,937,494



Gain (loss) on disposition
   of assets ..............................              --                3,225                    --              (13,004)
Other income/(expense), net ...............          (4,360)               5,494                (7,262)                 389
Interest expense, net .....................          (6,901)             (36,224)              (59,956)            (135,362)
                                             ------------------   ------------------   ------------------   ------------------

Income before provision for income
   tax benefit/(expense) ..................       1,600,411            1,117,489              4,181,408           2,789,517

Provision for income
   tax benefit/(expense) ..................         225,000              (92,340)               50,000             (126,415)
                                             ------------------   ------------------   ------------------   ------------------

Net income ................................    $  1,825,411         $  1,025,149          $  4,231,408         $  2,663,102
                                             ------------------   ------------------   ------------------   ------------------


Basic income per share ....................    $       0.14         $       0.08          $       0.32         $       0.21
                                             ==================   ==================   ==================   ==================

Diluted income per share ..................    $       0.13         $       0.08          $       0.31         $       0.21
                                             ==================   ==================   ==================   ==================

Primary shares outstanding ................      13,278,210           12,791,078            13,193,992           12,638,036

Diluted shares outstanding ................      13,939,510           13,255,983            13,801,901           12,972,284


              The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  MONTEREY PASTA COMPANY
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (unaudited)

                                                                                      Nine Months Ended
                                                                                      -----------------
                                                                           September 24, 2000       September 26, 1999
                                                                           ------------------       ------------------
Cash flows from operating activities:
Net income from operations .............................................    $  4,231,408               $  2,663,102
Adjustments to reconcile net income from operations
   to net cash provided by (used in) operating activities:
       Deferred tax assets .............................................        (272,000)                        --
       Depreciation and amortization ...................................       1,004,239                    877,670
       Provisions for allowances for bad debts,
         returns, adjustments and spoils ...............................         280,556                   (151,430)
       Loss on disposition of property
         and equipment .................................................              --                     13,004
       Changes in assets and liabilities:
              Accounts receivable ......................................      (2,288,409)                (1,807,585)
              Inventories ..............................................         294,948                   (474,311)
              Prepaid expenses and other ...............................          52,340                    519,546
              Accounts payable .........................................        (517,890)                 1,356,889
              Accrued expenses .........................................         767,158                    126,684
              Deposits .................................................          (8,600)                    78,825
                                                                           ------------------       ------------------
       Net cash provided by operations .................................       3,543,750                  3,202,394
                                                                           ------------------       ------------------

Cash flows from investing activities:
       Proceeds from sale of assets ....................................              --                     27,600
       Acquisition of business operating accounts ......................              --                 (1,418,158)
       Purchase of property and equipment ..............................      (3,225,860)                  (974,795)
                                                                           ------------------       ------------------
          Net cash used in investing activities ........................      (3,225,860)                (2,365,353)
                                                                           ------------------       ------------------

Cash flows from financing activities:
       Proceeds from revolving line of credit ..........................      11,315,761                 12,726,150
       Repayments on revolving line of credit ..........................     (11,920,646)               (12,473,461)
       Proceeds from long term debt ....................................              --                    750,000
       Repayment of long term debt and capital lease obligations........         (75,048)                (2,342,859)
       Proceeds from issuance of common stock ..........................         378,382                    710,123
                                                                           ------------------       ------------------
           Net cash used in financing activities .......................        (301,551)                  (630,047)
                                                                           ------------------       ------------------

Net increase in cash and cash equivalents ..............................          16,339                    206,994

Cash and cash equivalents, beginning of period .........................          71,399                     61,645
                                                                           ------------------       ------------------
Cash and cash equivalents, end of period ...............................    $     87,738               $    268,639
                                                                           ==================       ==================




                   The accompanying notes are an integral part of these
                            consolidated financial statements.

                                  MONTEREY PASTA COMPANY
              NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

           The condensed consolidated financial statements have been prepared by Monterey Pasta Company (the "Company") and are unaudited. Certain amounts shown in the 1999 financial statements have been reclassified to conform to the current presentation. The financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not necessarily include all information and footnotes required by generally accepted accounting principles and should be read in conjunction with the Company's 1999 Annual Report on Form 10-K. In the opinion of the Company, all adjustments necessary to present fairly the Company's consolidated financial position, results of operations and cash flows as of September 24, 2000, and for all periods presented, have been recorded. A description of the Company's accounting policies and other financial information is included in the audited consolidated financial statements as filed with the Securities and Exchange Commission in the Company's Form 10-K for the year ended December 26, 1999. The consolidated results of operations for the interim quarterly periods are not necessarily indicative of the results expected for the full year.

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

3.   INVENTORIES

      Inventories consisted of the following:

                                                   September 24, 2000               December 26, 1999
                                                   ------------------               -----------------
Production - Ingredients..................          $     1,014,964                 $      855,477
Production - Finished Goods...............                  698,024                        979,616
Paper goods and packaging materials.......                  722,878                        895,721
                                                   ------------------               -----------------
                                                          2,435,866                      2,730,814
   Reserve for spoils and
     obsolescence.........................                  (27,500)                       (27,500)
                                                   ------------------               -----------------

Net inventory.............................          $     2,408,366                 $    2,703,314
                                                   ==================               =================

4.   PROPERTY AND EQUIPMENT

     Property, plant and equipment consisted of the following:


                                                        September 24, 2000            December 26, 1999
                                                        ------------------            -----------------
     Machinery and equipment.....................       $     8,307,296               $    6,623,919
     Leasehold improvements......................             2,844,892                    1,993,221
     Computers, office furniture
        and equipment............................               855,066                      568,117
     Vehicles....................................               380,575                      335,401
                                                        ------------------            -----------------
                                                             12,387,829                    9,520,658
     Less accumulated depreciation and
        amortization.............................            (5,059,849)                  (4,180,308)
                                                        ------------------            -----------------
                                                              7,327,980                    5,340,350
        Construction in progress.................             1,807,604                    1,448,915
                                                        ------------------            -----------------
     Property, plant and equipment, net..........       $     9,135,584               $    6,789,265
                                                        ==================            =================

5.   NOTES, LOANS, AND CAPITALIZED LEASES PAYABLE

     Components of long-term debt included the following:

                                                 September 24, 2000            December 26, 1999
                                                 ------------------            -----------------
 Credit Facility:
     Receivable and inventory revolver.......       $         -                 $     604,885
 Capitalized leases..........................            80,830                       155,878
                                                 ------------------            -----------------
                                                         80,830                       760,763

     Less current maturities................             33,831                       688,186
                                                 ------------------            -----------------
  Long-term portion.........................      $      46,999                 $      72,577
                                                 ==================            =================
          Credit Facility

         On August 10, 2000 the Company's credit facility with Imperial Bank was renewed for another year. The existing accounts receivable and inventory revolver was renewed to expire August 9, 2001 with a commitment of $1.5 million and interest at LIBOR plus 185 basis points for a debt/tangible net worth ratio of 0.50:1. LIBOR premiums increase 25 basis points for increased debt/tangible net worth ratio increments of 0.25:1. In addition, the Company's lender approved a $8.5 million non-revolving term facility in the event of a need for major capital expenditures and acquisitions, with the same interest rate structure. The total credit facility is $10.0 million.

6.    INCOME TAXES

The provision for income tax benefits (expense) for the three and nine months ended September 24, 2000 and September 26, 1999 include Federal and State alternative minimum and certain other State taxes, offset by recognition of California Manufacturer's tax credits in 2000. Except for alternative minimum taxes, Federal and State of California income taxes for the 2000 and 1999 three and nine month periods were fully offset by net operating loss (NOL) carryforwards. As of September 24, 2000, additional Federal and State NOLs totaling approximately $9.6 and $5.7 million, respectively, are available to reduce future periods' taxable income.

The findings in a 2000 Federal Court case for an unrelated party involving some similar issues and fact patterns indicated that certain losses arising from the Company's previously-owned subsidiary Upscale Food Outlets, Inc. will probably not be useable by the Company. Accordingly, beginning of year Federal NOLs were reduced by approximately $17.6 million. The resulting $5.4 million reduction in gross deferred tax assets had no effect since it had been fully reserved (please refer to

Management Discussion and Analysis page 10, paragraphs six and seven, for more comments related to the Company's income tax position).

7.    STOCKHOLDERS' EQUITY

         During the first three months of 2000, warrants, with an exercise price of $2.25 and an expiration date of March 27, 2000, representing 268,789 shares of company common stock, were exercised. These warrants represented the remainder of those originally issued in connection with a March 1997 private placement in which the Company issued warrants to purchase up to 532,800 shares of common stock. However, there are still outstanding warrants which expire in April 2003 to purchase 400,750 shares of common stock at $6.50 per share that were issued in connection with a 1996 private placement. In addition, employee and director options representing 76,771 shares of common stock were exercised during the first nine months of 2000, and 3,006 common shares were issued under the Company's employee stock purchase plan.

8.    LITIGATION, CONTINGENCIES AND SUBSEQUENT EVENT

         On February 2, 2000 the United States District Court for the District of Delaware denied a motion to dismiss a lawsuit against Clearwater Fund IV, Ltd. and Clearwater Fund IV, LLC, stockholders of the Company, (collectively, "Clearwater"), Mark Levy v. Clearwater Fund IV, Ltd. and Clearwater Fund IV, LLC and Monterey Pasta Company, United States District Court for the District of Delaware, Case No. 99-004-SLR. The lawsuit alleged a violation of Section 16(b) of the Securities Exchange Act of 1934, as amended, in connection with alleged purchases and sales of the Company's stock within a six-month period. The Company was named as a nominal defendant in the lawsuit. Plaintiff sought the return of approximately $1,064,000 in alleged profit and Clearwater contested the claim. During the week of July 10, 2000, the parties signed a settlement agreement whereby Clearwater will agreed to pay $700,000 to the Company in settlement of the claim asserted by the plaintiff. Plaintiff's counsel applied to the court for attorney's fees and expenses of approximately $230,000 from the settlement. As part of the settlement, Clearwater and the Company exchanged mutual releases. The settlement was approved by the Board of Directors of the Company.

         The funds were placed in an interest-bearing escrow account pending approval of Plaintiff's attonrey's fees. The court approved the fees application and on October 27, 2000 the Company received a check in the amount of $472,405.69 including the settlement amount of $470,000.00, and interest of $2,405.69. The stockholders' equity account was increased to reflect the settlement amount.

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

         The Company sells its pasta and pasta sauces through leading grocery store chains and club stores. As of September 24, 2000, approximately 5,700 grocery and club stores offered the Company's products. The Company plans to continue expansion of its distribution to grocery and club stores in its current market area and to further its penetration in other geographic regions of the U.S.

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

RESULTS OF OPERATIONS

         Net revenues from continuing operations were $12,161,000 for the third quarter ended September 24, 2000, as compared to $9,943,000 for the third quarter ended September 26, 1999, an increase of 22%. For the nine months ended September 24, 2000, net revenues increased $7,346,000 or 27% to $34,362,000 from $27,016,000 for the nine months ended September 26, 1999. The year-to-date increase resulted from an increase in club and retail distribution, an increase in same-store sales, and a full nine months' sales from the Frescala Foods, Inc. asset purchase that was acquired March 12, 1999. Retail chain sales increased 25% on a year to date basis, while club store sales grew 28%.

         Gross profit was $4,796,000 or 39.4% of net revenues for the third quarter of 2000, compared to $3,780,000 or 38.0% for the third quarter of 1999. For the nine months ended September 24, 2000, gross profit was $13,181,000 or 38.4%
compared to $10,489,000 or 38.8% for the nine months ended September 26, 1999. Gross margins for the first nine months of 2000 were impacted by new product development discussed in the "Sales and Marketing" section which follows, and capacity and efficiency issues which management believes are being addressed by its $3.5 million capital commitment and other management efficiency imperatives.

         Selling, general and administrative expenses ("SG&A") for the third quarter ended September 24, 2000, were $3,185,000, an increase of 21% or $550,000 when compared to $2,635,000 in the third quarter of 1999. For the nine months ended September 24, 2000, SG&A increased $1,381,000 or 18% to $8,932,000 from $7,551,000 for the same period in 1999. The increases compared to 1999 are related to the 27% year-to-date sales increase, additional product demonstrations associated with the added club store business, full year expense for two marketing positions, as well as partial year expense for two additional administrative positions. Freight expense also increased nearly $200,000 in excess of the sales increase impact due to the general increase in fuel expense currently being experienced nation-wide, and slightly more costly freight logistics associated with new distribution. Management believes that the current level of SG&A expenses is consistent with efficient operations, and increased expenses in future months, mainly in the sales and marketing area, will be directly associated with increased levels of profitable sales.

         Depreciation and amortization expense, included in cost of sales and SG&A, was $350,000 or 3% of net revenues for the quarter ended September 24, 2000, compared to $304,000 or 3% of net revenues for the quarter ended September 24, 2000. For the nine months ended September 24, 2000, depreciation and amortization expense was $1,004,000 or 3% of net revenues, compared to $878,000 for the same period last year, also 3% of net revenues.

         There was no gain or loss on disposition of fixed assets for the third quarter ended September 24, 2000 compared with a gain of $3,000 for the third quarter last year. For the nine months ended September 24, 2000, there was no gain or loss on disposition of fixed assets, compared to a loss of $13,000 for the nine months ended September 26, 1999.

         Net interest expense was $7,000 for the quarter ended September 24, 2000, compared to net interest expense of $36,000 for the same quarter in 1999. For the nine months ended September 24, 2000, net interest expense was $60,000 compared to $135,000 for the nine months ended September 26, 1999. The net decrease in interest expense is a result of the additional cash generated from the increased profit level, which reduced loan balances.

The third quarter 2000 income tax benefit of $225,000 consists primarily of alternative minimum and certain state taxes offset by California Manufacturer's tax credits, as compared to 1999 third quarter tax expense of $92,000, which consisted primarily of alternative minimum and certain state taxes. The tax credits also affected the nine month provision for 2000, resulting in a net tax benefit of $50,000 compared to net tax expense of $126,000 for the same period in 1999. Except for alternative minimum taxes, Federal and State of California income taxes for the 2000 and 1999 three and nine month periods were fully offset by net operating loss (NOL) carryforwards. As of September 24, 2000, additional Federal and State NOLs totaling approximately $9.6 and $5.7 million, respectively, are available to reduce future periods' taxable income.

The findings in a 2000 Federal Court case for an unrelated party involving some similar issues and fact patterns indicated that certain losses arising from the Company's previously-owned subsidiary Upscale Food Outlets, Inc. will probably not be useable by the Company. Accordingly, beginning of year Federal NOLs were reduced by approximately $17.6 million. The resulting $5.4 million reduction in gross deferred tax assets had no effect since it had been fully reserved. Management continues to explore possible alternatives and tax treatment theory; however, there can be no assurance that the NOLs and resultant future tax benefit will be restored.

LIQUIDITY AND CAPITAL RESOURCES

         During the nine month period ended September 24, 2000, $3,544,000 of cash was provided by the Company's continuing operations, compared to $3,202,000 in the first nine months of 1999, an increase of $342,000. The 2000 improvement in income from operations of $1,568,000 was offset by the cash payment of approximately $800,000 in capital expense included in accounts payable at year-end 1999, and differences in prepaid expenses from year end 1999 vs. 1998 as they impacted year-to-date cash flow numbers for third quarter 2000 vs. third quarter 1999 (refer to Statements of Cash Flows and Balance Sheets).

         The Company believes that its existing credit facilities, together with cash flow from operations, will be sufficient to meet its cash needs for normal operations for the next twelve months.

SALES AND MARKETING

         The Company's sales and marketing strategy is twofold. It targets sustainable growth in distribution of its products and the introduction of innovative new products to keep the Company positioned as a gourmet category leader in the marketplace.

         Expansion of the Company's club store business continued in the third quarter of 2000, with the rollout of the Company's new Potato and Cheese and Potato and Onion Pierogies to selected divisions of Costco Wholesale and Sam's Club which began early in the third quarter 2000. Both varieties of pierogies were also introduced to additional retail chains in the third quarter.

         In keeping with its strategy of bringing innovative, new products to the marketplace, in the third quarter of 2000 the Company began selling a new line of refrigerated, fresh stuffed pizzas and calzones. This represents a significant new expansion in the Company's product offerings. This line was introduced to selected retail and warehouse club store accounts late in the third quarter of 2000.

         In August of 2000 the Company announced the expansion of its major private retail chain business with the addition of five refrigerated soups to nearly 1,600 stores.

         As of September 24, 2000 the Company distributed its products to a total of approximately 5,000 retail and 700 club store outlets as compared to 3,800 retail and 600 club store outlets as of September 26, 1999.



BUSINESS RISKS

         Certain characteristics and dynamics of the Company's business and of financial markets generally create risks to the Company's long-term success and to predictable quarterly results. These risks include:

- NO ASSURANCE OF CONTINUED PROFITABILITY. In the second quarter of 1994, the Company reported its first operating loss from continuing operations. Subsequent to that quarter the Company incurred losses through the first quarter of 1997, after which it regained profitability, which has continued for fourteen consecutive quarters. At September 24, 2000, the Company had an accumulated deficit of $21,422,000. There can be no assurance that the Company will maintain its recent profitability in the long or short term.

- LIQUIDITY: NEED FOR ADDITIONAL CAPITAL. Management believes that its operations and existing bank lines of credit will provide adequate liquidity to meet the Company's planned capital and operating requirements for normal operations through 2001. If the Company's operations do not provide cash sufficient to fund its operations, and the Company seeks outside financing, there can be no assurance that the Company will be able to obtain such financing when needed, on acceptable terms, or at all. In addition, any future equity financing or convertible debt financing would cause the Company's stockholders to incur dilution in net tangible book value per share of Common Stock.

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

- DEPENDENCE ON MAJOR CUSTOMERS. During the nine months of 2000, two customers, Costco and Sam's Club Stores, accounted for 50% and 31%, respectively, of the Company's total revenues. The Company currently sells its products to seven separate Costco regions (approximately 220 stores) which make purchasing decisions independently of one another. These regions re-evaluate, on a regular basis, the products carried in their stores. There can be no assurance that these Costco regions will continue to offer Monterey Pasta products in the future or continue to allocate Monterey Pasta the same amount of shelf space. The Company also supplies its products to approximately 450 Sam's Club Stores. Purchasing decisions are made at the company headquarters with input from the store level. While the Company is in the fourth year of its relationship with Sam's, and this relationship is expected to continue, there can be no assurance that Sam's Club Stores will continue to carry its products. Loss of either of these customers, Costco or Sam's Club Stores, would have a material adverse effect on the Company.

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

                           PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

         On February 2, 2000 the United States District Court for the District of Delaware denied a motion to dismiss a lawsuit against Clearwater Fund IV, Ltd. and Clearwater Fund IV, LLC, stockholders of the Company, (collectively, "Clearwater"), Mark Levy v. Clearwater Fund IV, Ltd. and Clearwater Fund IV, LLC and Monterey Pasta Company, United States District

Court for the District of Delaware, Case No. 99-004-SLR. The lawsuit alleged a violation of Section 16(b) of the Securities Exchange Act of 1934, as amended, in connection with alleged purchases and sales of the Company's stock within a six-month period. The Company was named as a nominal defendant in the lawsuit. Plaintiff sought the return of approximately $1,064,000 in alleged profit and Clearwater contested the claim. During the week of July 10, 2000, the parties signed a settlement agreement whereby Clearwater will agreed to pay $700,000 to the Company in settlement of the claim asserted by the plaintiff. Plaintiff's counsel applied to the court for attorney's fees and expenses of approximately $230,000 from the settlement. As part of the settlement, Clearwater and the Company exchanged mutual releases. The settlement was approved by the Board of Directors of the Company.

         The funds were placed in an interest-bearing escrow account pending approval of Plaintiff's attonrey's fees. The court approved the fees application and on October 27, 2000 the Company received a check in the amount of $472,405.69 including the settlement amount of $470,000.00, and interest of $2,405.69. The stockholders' equity account was increased to reflect the settlement amount.

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

           (a) The Company's annual Stockholders' meeting was held July 27,
2000.

           (b) At the annual meeting the following matters were approved:

                 (i) the election of the following eight directors to hold office for the ensuing year and until their successors are elected and qualified. The following directors received the identical vote total listed below

                                                                    Votes Against
                                                  Votes for          or withheld
                                                  ---------          -----------
               R. Lance Hewitt                    12,003,312           77,306
               Charles B. Bonner                  12,003,312           77,306
               Floyd R. Hill                      12,003,312           77,306
               Thomas E. Kees                     12,003,312           77,306
               Van Tunstall                       12,003,312           77,306
               James Wong                         12,003,312           77,306
               Stephen L. Brinkman                12,003,312           77,306
               Walter L. Henning                  12,003,312           77,306

                 (ii) the appointment of BDO Seidman, LLP as the independent public accountants for the year ending December 31, 2000 was approved with 11,988,797 votes in favor, 61,454 votes against or withheld, and 29,647 votes abstaining.

ITEM 5.    OTHER INFORMATION

                       None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K AND S-8

                       None

                                   SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     MONTEREY PASTA COMPANY


Date: NOVEMBER 6, 2000               By: /S/ R. LANCE HEWITT
                                        ----------------------------
                                           R. Lance Hewitt
                                           Chief Executive Officer


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

10.30       Credit Agreement between the Company and Imperial Bank dated August
              2, 1999 (incorporated by reference to Exhibit 10.30 filed with the Company's 1999 Form 10-K on February 18, 2000 ("1999 Form 10-K"))
10.31       First Amendment to Credit Agreement between the Company and Imperial
              Bank dated August 2, 1999 (incorporated by reference to Exhibit
              10.21 filed with the Company's 1999 Form 10-K)
10.32       Commercial lease dated January 1, 2000 between the Company and PTF for Operating Engineers, LLC for storage space in Monterey County, California (incorporated by reference to Exhibit 10.32, in the Company's June 25, 2000 Quarterly Report on Form 10-Q filed on August 4, 2000)
10.33       Second Amendment to Credit Agreement between the Company and
              Imperial Bank dated August 2, 199
10.34       Third Amendment to Credit Agreement between the Company and Imperial
              Bank dated August 2, 1999
27.1        Financial Data schedule

*Management contract or compensatory plan or arrangement covering executive officers or directors of Monterey Pasta Company and its former subsidiary, Upscale Food Outlets, Inc.