Form 10-K
period 2000-12-31
MONTEREY PASTA CO
filed 2001-02-07
CIK 913032

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                                    FORM 10-K

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 2000
                                       OR
[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE TRANSITION PERIOD FROM_____________TO_____________

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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (__)

      The approximate aggregate market value of the voting stock held by non-affiliates of the issuer as of February 07, 2001 was $64,586,753. The number of shares outstanding of the issuer's common stock as of February 07, 2001 was 13,317,343.

                                     PART I

ITEM 1.     BUSINESS

INTRODUCTION

      Monterey Pasta Company ("the Company") was incorporated in June 1989 as a producer and distributor of refrigerated gourmet pasta and sauces to restaurants and grocery stores in the Monterey, California area. The Company has since expanded its operations to include a more diversified range of gourmet refrigerated food products, which it provides to grocery and club stores throughout the United States, selected regions in Canada, and part of Latin America. The Company's overall strategic plan is to enhance the value of the Monterey Pasta Company brand name by distributing its gourmet food products through multiple channels of distribution, while selectively participating in private label partnerships.

      The Company currently produces and markets premium quality refrigerated gourmet pastas, soups, gnocchi, pasta sauces, stuffed pizzas and calzones, pierogies, and polenta emphasizing superior flavors and innovative products. It seeks to build brand recognition and customer loyalty by employing a marketing program that focuses on developing multiple points of sale for the Company's products. The Company markets and sells its products primarily through grocery and club stores.

      The Company offers over 185 varieties of contemporary gourmet food products that are produced using the Company's proprietary recipes. Examples of the Company's products are listed under "Products" on pages four, five, and six. In 2000 the Company introduced three new product lines: stuffed pizzas and calzones, pierogies, and polenta, which it acquired through an asset purchase of the Nate's polenta business from Elena's Food Specialties of South San Francisco, California (See "Liquidity, Capital Resources, and Business Acquisitions", page 13).

      The Company sells its products through leading grocery store chains including Albertson's, King Soopers, Safeway and Von's, Ralph's, Jewel, Fred Meyer, Kroger, Raley's, HEB, and QFC; and warehouse club stores such as Costco Wholesale and Sam's Club (a division of Wal-Mart). As of December 31, 2000, approximately 6,000 grocery and club stores offered Monterey Pasta's products.

      In 1998, the Company added a web site, www.montereypasta.com, to further support its brand by providing both consumer and investor information, and opened an on-line store offering Monterey Pasta products to the rapidly growing number of Internet shoppers. Shoppers can now order items for delivery within two days. In 1999, the Company expanded the site to offer other non-food items and other food items as well. In 2000, the website was updated to improve its speed of access, ease of navigation and technical sophistication related to multi-media, and links to other websites.

      The success of the Company's sales efforts will depend in large part on three key factors: (1) whether grocery and club store chains will continue to increase the number of their stores offering the Company's products, (2) whether the Company can continue to increase the number of grocery and club store chains offering its products, and 3) whether the Company can continue to introduce new products that meet consumer acceptance. Grocery and club store chains continually re-evaluate the products carried in their stores, and no assurances can be given that the chains currently offering the Company's products will continue to do so in the future.

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

INDUSTRY OVERVIEW

      The Company believes that the U.S. retail market for refrigerated pasta is large and highly fragmented. Although refrigerated pasta products are not new, fresh pasta and pasta sauce were essentially created as a national specialty food category in 1986 when Nestle Fresh Foods Co., a division of Nestle S.A. ("Nestle"), introduced its Contadina-Registered Trademark- (now Buitoni-Registered Trademark-) brand of fresh pasta. In 1990, Kraft General Foods, Inc., a division of Philip Morris ("Kraft"), unveiled its DiGiorno-Registered Trademark- brand of fresh pasta nationally.

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

      The market for refrigerated stuffed pizzas and calzones is made up of many small local producers, none of whom, to the Company's knowledge, offer extended shelf life. The Company also has one larger competitor (San Francisco Foods of San Leandro, CA) claiming a relatively short shelf life compared to the Company's guarantee of 30 days, and offering competition with some of the Company's current accounts.

      The refrigerated soup market is comprised of many small local producers and three other more substantial competitors, Stock Pot (owned by Campbell Soup Company), Glencoe Foods, Inc. doing business as Covent Garden (owned by an English Company) and Harry's, an independent headquartered in Portland, Oregon. The Company believes it is benefiting by the promotion of Stock Pot and Covent Garden, which are increasing consumer awareness of the refrigerated soup category.

      While the frozen pierogy market is dominated by one large producer with over 80% of sales revenue, the refrigerated pierogy market is comprised of very small local producers who sell through delis and cannot claim extended shelf life. To its knowledge, the Company possesses the only refrigerated extended shelf life pierogy with national distribution.

      The polenta business is also highly fragmented and comprised of several regional competitors in retail chains with no club store presence. The Company will initially market under the Nate's label, with the potential of also selling under its own brand sometime in the future.

      No assurance can be given that the market for refrigerated gourmet food products will expand further and that space will be made available at the store level to house refrigerated products. Nor can there be any assurance that current trends in healthy gourmet eating, perception of many of the Company's products as healthy gourmet eating alternatives, consumer demand for quick meal solutions, or consumer spending levels in the specialty food category will continue in the future. Additionally, as the Company expands into different geographic regions, it may encounter different consumer perceptions, attitudes and behavior. This may adversely impact the Company's marketing and expansion strategy and cause it to incur greater expenses in the promotion of its products.

STRATEGY

      Monterey Pasta's objective is to become a leading national supplier of refrigerated gourmet food products through distribution of its products to grocery and club stores. The key elements of the Company's strategy include the following:

      - Expand market share through same-store revenue growth, addition of new grocery and club store chains, geographic diversification, and product line expansion, including creation of additional meal occasions using Monterey Pasta products.

      - Introduce new products on a timely basis to maintain customer interest and to respond to changing consumer tastes. In order to maximize its margins, the Company will focus its efforts primarily on those new products that can be manufactured and distributed out of its Salinas, California facility and will supplement its existing line of cut pasta, ravioli, tortelloni, tortellini, sauces, gnocchi, soups, pizzas, and calzones.

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

PRODUCTS

      The Company produces and markets a variety of gourmet refrigerated cut pasta, ravioli, tortelloni, tortellini, soups, gnocchi, pasta sauces, stuffed pizzas, calzones, pierogies, and polenta under the Monterey Pasta Company, Arthur's and Nate's labels, as well as private labels. Arthur's is a mid-priced pasta and sauce label which was acquired as part of the March 1999 acquisition of San Antonio Texas-based Frescala Foods, Inc. and the Nate's label was acquired in December 2000 (see "Liquidity, Capital Resources, and Business Acquisitions", page 13). Following is a representative list of the Company's products with those sold under the Arthur's label so noted:


                                                                      Year Introduced or
                                                                            Acquired
                                                                      ------------------
                    CUT PASTA:
                    ---------
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
                    -------
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


                                                                      Year Introduced or
                                                                           Acquired
                                                                      ------------------
                     TORTELLONI:
                     ----------
                         Spinach Mushroom                                     1994
                         Sundried Tomato and Asiago Cheese                    1994
                         Restaurant-Style Pesto Sausage                       1998
                         Restaurant-Style Rainbow Five Cheese                 1998
                         Italian Sausage (Arthur's)                           1999
                         Proscuitto, Spinach & Cheese (Arthur's)              1999

                    TORTELLINI:
                    ----------
                         Rainbow Five Cheese                                  1995
                         Garlic Basil Cheese                                  1996
                         Tri-Color (Arthur's)                                 1999
                         Cheese (Arthur's)                                    1999

                    SAUCES:
                    ------
                         Roasted Garlic Artichoke                             1995
                         Thick and Chunky Tomato Basil                        1996
                         Restaurant-Style Roasted Garlic
                            and Parmesan                                      1998
                         Restaurant-Style Basil Cream Sauce
                            with Artichokes                                   1998
                         Restaurant-Style Pesto Sauce with
                            Garlic and Basil                                  1998
                         Restaurant-Style Garden Fresh Marinara               1999
                         Restaurant-Style Fresh Alfredo with Herbs            1999
                         Sun Dried Tomato Pesto (Arthur's)                    1999
                         Five Pepper Pesto (Arthur's)                         1999
                         Alfredo (Arthur's)                                   1999
                         Roasted Garlic Pesto (Arthur's)                      1999
                         Vodka                                                2000

                    SOUPS:
                    -----
                         Tuscan Minestrone                                    1999
                         Monterey Clam Chowder                                1999
                         Autumn Classic Butternut Squash                      1999
                         Old Fashioned Chicken Noodle                         1999
                         Southern Style Corn Chowder                          1999
                         Red Ripe Tomato with Basil                           1999
                         Savory Split Pea with Ham                            1999
                         Potato with Black Forest Ham                         1999
                         Southwest Style Tortilla                             2000

                    TORTELLONI GRANDI:
                    -----------------
                         Spinach and Cheese                                   1999
                         Italian Sausage                                      1999
                         Five Cheese and Rainbow Five Cheese                  1999

                    GNOCCHI:
                    -------
                         Potato Parmesan                                      1999

                    STUFFED PIZZAS:
                    --------------
                         Spicy Chicken with Sun-dried Tomatoes                2000
                         6 Italian Cheeses                                    2000
                         Italian Sausage and Pepperoni                        2000
                         Pepperoni                                            2000


                                                                      Year Introduced or
                                                                           Acquired
                                                                      ------------------
                    CALZONES:
                    --------
                         Spinach, Feta Cheese and Pesto with Red
                            onions                                            2000
                         Black Forest Ham and Swiss Cheese                    2000
                         Scrambled Eggs with Country Sausage
                            and Two Cheeses                                   2000
                         Meatball                                             2000
                         Italian Sausage, Pepper, and Onion                   2000

                    PIEROGIES:
                    ---------
                         Potato and Cheese                                    2000
                         Potato and Onion                                     2000

                    POLENTA (NATE'S):
                    ----------------
                         Original                                             2000
                         Sun Dried Tomato                                     2000
                         Mexican Pepper                                       2000
                         Italian Herb                                         2000
                         Wild Mushroom                                        2000
                         Cinnamon Raisin                                      2000


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

      The Company's refrigerated products are packaged in clear lightweight containers, which reveal the fresh appearance of its products. Monterey Pasta presents its products with a colorful logo, distinctive packaging styles, ingredient information and cooking instructions to communicate the gourmet, fresh and healthful qualities of its products. Its new pizza, calzone, and pierogy products feature new packaging to maximize shelf impact and generate increased consumer interest in the products with increased emphasis on food photography.

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

      The current production facility is staffed by approximately 270 employees, including plant management, a purchasing agent, quality control, accounting personnel, sales staff, drivers, and production line workers. Refrigerated pasta is manufactured at the facility using high quality ingredients such as Extra Fancy Durham wheat, whole eggs or egg whites, fresh herbs and IQF (Individually Quick Frozen) herbs and spices, and local cheeses and milk products. The ingredients are mixed in accordance with the Company's proprietary recipes. After filling with fresh and unusual fillings such as snow crab, lobster, and Vermont cheddar cheese, the ravioli and tortellini products receive a prescribed thermal process (pasteurization) to insure product safety and to preserve flavor, quality and shelf life. The product is then chilled immediately and packaged in controlled atmosphere trays. Pasta sauces are mixed and processed in individual batches in accordance with the Company's proprietary processes and recipes and then directly packed and sealed in plastic containers. After preparation, processing, chilling and packaging, all pasta and sauces are kept in cold storage to preserve quality and shelf life. Approximately 19 people are employed at the new distribution center, including shipping personnel, customer service and traffic personnel, and the logistics manager.

      The Company continuously reviews a variety of capital projects for the production department and in the past two years has spent approximately $6.7 million on capital improvements. These included a new tortelloni line, a new packaging line and clean room, increased sauce capacity and efficiency, a new pasteurizer, a pizza/calzone line, and boiler and utility upgrades to accommodate capacity increases. Approximately $900,000 was invested in a new state-of-the-art 20,000 square foot refrigerated distribution center, which materially improved efficiencies and customer service in 2000 when compared with 1999. The 2000 additions are expected to create a 100% increase in sauce capacity, a 200% increase in filling and mixing capacity, and a 25% increase in packline capacity compared with 1999 levels. Future additions of assets will be evaluated for increased efficiency, flexibility and need.

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

GROCERY CHAIN AND CLUB STORE SALES

      Monterey Pasta sells its products to chain grocery and club stores.


                                                      Number of Stores Carrying Monterey Pasta Products
                                                      -------------------------------------------------
                                                          1998                 1999                2000
                                                          ----                 ----                ----
       Retail Grocery Stores                             2,950                3,900               5,330
       Club Stores                                         510                  640                 670
                                                  ------------         ------------        ------------
       TOTAL                                             3,460                4,540               6,000
                                                  ============         ============        ============

      For the years 1998, 1999 and 2000, Costco accounted for 46%, 49% and 50% of total net revenues, while Sam's Club stores accounted for 33%, 31%, and 30% of revenues for the same years. The Company currently sells its products to seven separate Costco regions which make purchasing decisions independently of one another. These regions re-evaluate, on a regular basis, the products carried in their stores. There can be no assurance that these Costco regions will continue to offer Monterey Pasta products in the future or continue to allocate Monterey Pasta the same amount of shelf space. The Company currently supplies its products to approximately 430 Sam's Club stores which feature expanded delis. Purchasing decisions are made at the company headquarters with input from the store level. While the Company is in the fourth year of its relationship with Sam's, there can be no assurance that Sam's Club stores will continue to carry its products or allocate Monterey Pasta the same amount of shelf space. The loss of either of these major customers could materially adversely affect the Company's business operations.

      In 2000, the average grocery store carried 12 individual Monterey Pasta products, or Stock Keeping Units ("SKUs"), and the average club store carried 11 SKUs.

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

COMPETITION

      The Company's business is subject to significant competition. The fresh pasta and pasta sauce industry is highly competitive and is dominated by a two very large multinational companies, Nestle, with its Contadina-Registered Trademark- and Buitoni-Registered Trademark- brands, and Kraft, with its DiGiorno-Registered Trademark- brand. There are also a number of smaller regional competitors, such as Mallards-Registered Trademark- (owned by Tyson), Romance, and Trios-Registered Trademark-, (owned by ConAgra) which focuses mostly on the food service trade. Multinational competitors have significantly more brand name recognition, marketing personnel, and cash resources than the Company. Moreover, competition for shelf space in grocery stores is intense and poses great difficulty for smaller food companies.

To date, the Company has benefited from the marketing efforts of Nestle and Kraft in the pasta and sauce business, and Covent Garden and Stockpot in the soup business. These companies have committed significant financial resources towards advertisement, promotion and development of the fresh pasta, sauce and soup industries, which have contributed to the rapid expansion of these markets and to the increased consumer attention to the categories. No assurance, however, can be given that these companies will continue to expend such resources in the future or that the Company will continue to enjoy such benefits. In the future, the Company may be required to incur significantly greater expenses for promotion, advertisement and marketing, which could adversely affect profitability. There can be no assurance that the Company will be able to commit funds to promotion, advertisement and marketing while operating profitably.

      Competitive factors in the refrigerated food market include brand awareness, product quality and taste, healthfulness, price and availability of grocery and club store shelf space. The Company's suggested retail prices are slightly higher than its competitors' prices for many of its items to emphasize the premium quality of its product line. The Company believes the excellent quality, taste and healthfulness of its products are superior to that of its competitors, although its brand name recognition and access to grocery shelf space is significantly less than some of its competitors. The Company also believes that the quality of its products and the variety of its product lines provide a competitive advantage over many companies which market more traditional products.

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

GOVERNMENT REGULATION

      The Company is subject to the regulations of the U.S. Food and Drug Administration (FDA), the U.S. Department of Agriculture (USDA), and state and local regulations relating to cleanliness, maintenance of food production equipment, food storage, cooking and cooling temperatures and food handling, and is subject to unannounced on-site inspections of production facilities. Regulations in new markets, new regulations in existing markets, and future changes in existing regulations may adversely impact the Company by raising the cost of production and delivery of pasta and sauces and/or by affecting the perceived healthfulness of the Company's products. A failure to comply with one or more regulatory requirements could result in a variety of sanctions, including fines and the withdrawal of the Company's products from store shelves. The Company is not aware of any currently existing facts or circumstances that it is not addressing which would cause it to fail to comply with any of the regulations to which it is currently subject.

EMPLOYEES

      As of December 31, 2000, the Company employed a total of approximately 270 persons, including 34 administrative personnel, 5 sales personnel, 5 drivers, and 226 distribution and production personnel. None of the Company's employees are represented by a labor union and the Company believes its relations with its employees are good.

TRADEMARKS AND SERVICE MARKS

      The Company has registered the "Monterey Pasta Company" name and "postage stamp" logo design with the United States Patent and Trademark Office. There can be no assurance that competitors will not adopt similar names or logo designs outside the protection of the Company's trademark registration. In July of 1999 the Company applied for registration with the United States Patent and Trademark Office for the "Homestyle-Fresh" trademark currently used in its soup line. In March of 1999, the Company acquired the right to use the "Arthur's" label with its acquisition of the Frescala Foods, Inc. business. In December 2000, it acquired the right to use the "Nate's" label through its acquisition of the Nate's polenta business (See "Liquidity, Capital Resources, and Business Acquisitions", page 13).

ITEM 2.  PROPERTIES

      Effective February 6, 1998, the Company leased an additional 4,649 sq. ft. in the same building it now occupies in Monterey County, California, bringing the total square footage leased to 42,315 pursuant to a lease which expires in 2004 with two ten year options for renewal. The additional space was used to increase the efficiency of the production and storage areas. In June of 1998, the Company leased an additional 1,365 sq. ft. in the same building, pursuant to the same lease expiration. This area is used for office space. The total square footage now leased by the Company is 43,680, or approximately one acre of building space, and comprises the entire building. Company management believes that the properties/facilities are suitable and adequate for the Company's current needs, although it is investigating the leasing of additional space to provide for future growth.

      The Company currently leases two outside warehouse facilities in Salinas, California within the same warehouse complex approximately three-miles from its production facility. One, comprised of approximately 15,000 square feet, is used to store excess coolers and display racks, packaging materials, idle equipment and company records, and is a month-to-month lease. The second is for 20,000 square feet of refrigerated storage. The term is for five years and expires January 2005.

      During February 1996, the Company leased 9,160 square feet of executive office and training space facilities in downtown San Francisco. The Company vacated this space in January 1997 following a staff reduction and consolidation of all operations in the Company's factory in Monterey County. The Company subleased the San Francisco property at a small premium, as of April 1, 1997, to a large publishing interest for the remaining term of the lease, which expires February 14, 2001.

ITEM 3.  LEGAL PROCEEDINGS

      On February 2, 2000, the United States District Court for the District of Delaware denied a motion to dismiss a lawsuit against Clearwater Fund IV, Ltd. and Clearwater Fund IV, LLC, stockholders of the Company, (collectively, "Clearwater"), Mark Levy v. Clearwater Fund IV, Ltd. and Clearwater Fund IV, LLC and Monterey Pasta Company, United States District Court for the District of Delaware, Case No. 99-004-SLR. The lawsuit alleged a violation of Section 16(b) of the Securities Exchange Act of 1934, as amended, in connection with alleged purchases and sales of the Company's stock within a six-month period. The Company was named as a nominal defendant in the lawsuit. Plaintiff sought the return of approximately $1,064,000 in alleged profit and Clearwater contested the claim. During the week of July 10, 2000, the parties signed a settlement agreement whereby Clearwater agreed to pay $700,000 to the Company in settlement of the claim asserted by the plaintiff. Plaintiff's counsel applied to the court for attorney's fees and expenses of approximately $230,000 from the settlement. As part of the settlement, Clearwater and the Company exchanged mutual releases. The settlement was approved by the Board of Directors of the Company.

      The funds were placed in an interest-bearing escrow account pending approval of Plaintiffs' attorney's fees. The court approved the fee application and on October 27, 2000 the Company received a check in the amount of $472,406 including the settlement amount of $470,000, and interest of $2,406. The stockholders' equity account was increased to reflect the settlement amount, net of the related $180,000 tax effect.

      There are no other material pending legal proceedings, other than ordinary, routine litigation incidental to the Company's business, to which the Company is a party or to which any of its property is subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to vote during the fourth quarter of 2000.

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


                                                     HIGH                  LOW
                                                     ----                  ---
          Fiscal year 1999:
                First quarter                     $ 3 7/32              $1 5/16
                Second quarter                           3                2 3/8
                Third quarter                        3 1/2                2 1/2
                Fourth quarter                       4 1/2               2 9/16

          Fiscal year 2000:
                First quarter                     $4 13/16              $ 3 3/8
                Second quarter                      4 5/16                3 1/4
                Third quarter                        5 1/4                3 5/8
                Fourth quarter                       5 7/8               4 5/16

      As of February 04, 2001, there were 254 stockholders of record of the Common Stock and approximately 4,600 investors with shares in street name.

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

                                                                                        Years Ended
                                                           -------------------------------------------------------------------
                                                                1996         1997          1998           1999        2000
                                                           -------------------------------------------------------------------
                                                                   (dollar amounts in thousands except per share data)
     CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
     Net revenues from continuing operations               $    24,492   $    23,447   $    26,217   $    36,902   $    47,962
     Income (loss) from continuing operations              $    (8,453)  $       474   $     2,037   $     7,027   $     6,141
     Income from discontinued operations                   $       220   $        37   $         -   $         -   $         -
     Basic net income (loss) per common share              $     (1.13)  $      0.02   $      0.16   $      0.55   $      0.46
     Diluted income (loss) per common share                $     (1.13)  $      0.02   $      0.16   $      0.54   $      0.44

     Weighted average primary shares outstanding             8,276,608    10,458,451    12,979,055    12,711,801    13,222,062
     Weighted average diluted shares outstanding             8,276,608    10,458,451    12,979,055    13,074,776    13,835,384


     CONSOLIDATED BALANCE SHEET DATA:
     Working capital (deficit)                             $      (377)  $     2,444   $     1,601   $     4,128   $     9,979
     Total assets                                          $    10,789   $    11,029   $    10,835   $    18,666   $    25,369
     Total debt and capital lease obligations              $     1,635   $     1,797   $     2,277   $       761   $        73
     Stockholders' equity                                  $     5,085   $     7,360   $     6,709   $    14,610   $    21,843

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

         The Company's product distribution to grocery and club stores increased from approximately 25 stores as of December 1989, to approximately 4,300 by December 1995, declined to approximately 3,100 as of December 28, 1997 and increased, once again, to approximately 6,000 stores by December 31, 2000. During 1994, 1995 and 1996, significant costs were incurred to promote the expansion that occurred, including product demonstration, advertising, warehousing, and distribution costs and the hiring of additional personnel. In 1997, the focus was changed to developing a profitable distribution base. Hence, the reduction in store totals, and the return to profitability. During 1998 through 2000 the Company added profitable retail and club distribution including approximately 170 additional club stores, 550 retail stores as part of the March, 1999 Frescala Foods acquisition, and several new retail chains comprising approximately 2,200 stores.

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

OPERATIONS FOR 1998, 1999 AND 2000

         Net revenues from continuing operations were $26,217,000, $36,902,000 and $47,962,000 for 1998, 1999, and 2000, respectively, reflecting an annual increase in sales of 41% for 1999, when compared to 1998, and a 30% increase for 2000 when compared to 1999. The 1999 and 2000 increases resulted from increased store numbers from approximately 3,460 at the end of 1998 to approximately 4,540 individual grocery and club stores by year-end of 1999, and approximately 6,000 at year end 2000.

         Gross margin remained close to the 1999 level at 38.5% compared with 38.3%, although the last two quarters of 2000 evidenced an upward trend in gross margin at 39.4% and 39.0% respectively. The increase came after the Company experienced a decline in 1999 to 38.3% from 40.6% the prior year. The 1999 decline was caused by excess distribution expenses arising from outside warehouse arrangements which were replaced by a company-run distribution complex in December 1999, slightly lower gross margin percent caused by the conversion of most of the remaining customers to Restaurant-Style product by the fourth quarter of 1999, and expenses associated with intensive new product development efforts. In addition, lower gross margin percent was experienced in 1999 on the Frescala Foods sales over the first six months of operation (after the March 1999 purchase) until the San Antonio, Texas facility was closed and the business fully assimilated into the Salinas, California plant. Significant packaging and label write-offs, extensive new product development and introduction, and a higher ratio of lower gross margin private label business influenced the 2000 gross profit percent. Although the private label gross margins are lower than those of other customers, operating margins are comparable, as there are few related deductions below the gross profit line.

         Selling, general and administrative expenses ("SG&A") increased to $12,366,000 up $2,146,000 or 21% from $10,220,000 in 1999, which had increased
$1,909,000 or 23% from 1998. The 1999 expense level reflected the first year SG&A expenses increased since 1996 when they were $16.2 million. The 1996 expense level was materially reduced in 1997 to $8.7 million as a result of redefined marketing focus, and facilities consolidation from San Francisco to Salinas, with reduced headcount and related overhead expenses implemented in late 1996 and early 1997. Further decreases in administrative costs continued during 1998 with a $1.1 million reduction in professional fees, public reporting expense, insurance costs, and other administrative expenses, partially offset by increased expenses in the sales and marketing area related to new customers and stores. In 1999, variable costs associated with the 41% sales increase, additional product demonstration expense related to the added club store business, full year expense for two marketing positions, and normal wage and salary inflation contributed to the increase over 1998. The 21% increase in 2000 over 1999 resulted primarily from variable costs associated with the 30% sales increase. SG&A expenses as a percent of sales were 31.7%, 27.7% and 25.8% for 1998, 1999, and 2000, respectively. Management believes the current level of SG&A expenses is consistent with efficient operations, and additional expenses in future periods, mainly in the sales and marketing area, will be directly associated with increased levels of sales.

         Depreciation and amortization expense, included in cost of sales and SG&A, increased to $1,395,000, or 3% of net revenues in 2000, compared to $1,183,000 or 3% of net revenues in 1999, and $999,000 or 4% in 1998. The increases over the past two years relate primarily to capital expenditures in the Salinas, California production facility and the addition of the Frescala Foods business that added $94,000 amortization expense during 1999, and $126,000 in 2000. The Company anticipates further increases in depreciation and amortization in future periods as additional equipment is purchased and placed in service, and goodwill expense increases with the acquisition of the Nate's polenta business in December 2000 (See "Liquidity, Capital Resources, and Business Acquisitions", page 13).

         Net interest expense of $40,000 was recognized in 2000 compared to net interest expense of $156,000 in 1999 and $250,000 in 1998. The 1999 decrease compared with 1998 was associated with additional cash generated by the increased profit level, which reduced loan balances, reduction in interest rate premium over prime by the Company's lender, and reductions in prime rate. The 2000 decline, in spite of higher overall interest rates, resulted from the reduction of debt associated with increased profitability. At year-end 2000 the Company had no bank debt and the net interest expense for the year included $27,000 of interest income.

LIQUIDITY, CAPITAL RESOURCES, AND BUSINESS ACQUISITIONS

         During the twelve months ended December 31, 2000, $6,000,000 of cash was provided by the Company's operations, compared to $4,701,000 provided in 1999. The decline in 2000 net income of $886,000 was offset by a $2,921,000 change in deferred tax assets leaving a net increase of $2,035,000 attributable to profit performance associated with operations, excluding the change in deferred tax assets. A decrease in Accounts Payable was primarily responsible for reducing the $2,035,000 adjusted net income performance number to the $1,299,000 net increase in cash provided by operations. The 1999 accounts payable balance included nearly $800,000 in accrued fixed asset expenditures associated with the significant plant expansion project completed in 2000. The 2000 accounts payable balance was $613,000 lower because of a much lower level of capital commitments at year-end. The 2000 improvement followed a $1.6 improvement of 1999 over 1998, most of which was contributed by an increased net cash income (net income plus depreciation and amortization).

         In December 1995, the Company obtained a $3,000,000 credit facility from a commercial lending institution. This facility was renegotiated with another bank in July 1997 to avail the Company of lower interest rates. It was increased to $4,000,000 in March, 1998 to allow for a stock repurchase of 2,365,066 shares of Common from Clearwater Fund IV LLC for a total purchase price of $2,690,000 or $1.1375 per share, resulting in a 15.6% reduction in shares outstanding. In July 1998, the facility was renewed for additional years with lower interest rates on the term notes and the receivables and inventory line, as well as no loan fees. A term note for $750,000 was negotiated in March 1999 to assist with the funding of the Frescala Foods acquisition. This note was repaid in full in September of 1999. The current credit facility, renegotiated in August, 2000 is at $10.0 million, of which zero was outstanding at December 31, 2000 (See Note 4 to the financial statements). The new facility is priced at LIBOR, plus 185 basis points for a debt/tangible net worth ratio of .50:1, with LIBOR premiums increasing in 25 basis point increments based on increased debt/tangible net worth increments of .25:1.

         A total of $500,000 in cash was used in 2000 in connection with the Nate's polenta acquisition, including costs associated with the transaction compared with $1,516,000 in 1999 associated with the March 1999 acquisition of Frescala Foods, Inc. (Refer to following paragraph). In addition, $4,308,000 in cash was used to purchase equipment and leasehold improvements in 2000, compared to $2,415,000 in 1999. Approximately $1.3 million of the 1999 capital expenditures were part of a $3.5 million capital plan approved by the Company's Board of Directors in October 1999 for the period of October 1999 through December 2000. The Company made additional capital expenditures in 2000 of approximately $1.7 million to expand production capability, improve packaging efficiency and maintain quality and upgrade utilities including boiler capacity and waste water treatment, as well as another $.6 million for a stuffed pizza/calzone line. All future capital expenditures are expected to be funded with a combination of cash flow from operations and use of the Company's credit facility.

         On March 12, 1999, the Company purchased the operating assets and inventory of Frescala Foods, Inc. ("Frescala"), a San Antonio, Texas based fresh pasta and sauce producer with an emphasis on private label production. The consideration to Frescala consisted of $1,345,000 in cash plus fully vested options to purchase 300,000 shares of the Company's common stock. The options have an approximate fair market value of $145,000, an exercise price of $2.33 per share, and a three-year expiration. Additionally, Frescala owners received an earn-out of $97,000 as of October 31, 1999 based upon Frescala sales above a predetermined level. Funding for the transaction came from a new $750,000 two-year term loan, since repaid, use of existing accounts receivable and inventory line, and cash flow from operations.

         The total consideration of $1,587,000 plus related acquisition costs of $73,000, was allocated to identifiable fixed assets totaling $200,000 and inventories of $217,000. The balance of $1,243,000, which includes trademarks and recipes not specifically quantifiable, was charged to goodwill.

         On December 8, 2000, the Company purchased the Nate's polenta business of South San Francisco, California for a total consideration of $469,000, plus related acquisition costs of $31,000. Approximately $19,000 was allocated to inventory. The remaining $481,000, which included recipes, a licensing agreement, and customer list was charged to goodwill. Additionally, Nate's former owners could receive an earn-out of a maximum of $100,000 to be paid as of August 8, 2001 based upon Nate's sales above a predetermined level.

         Management believes that the Company's $10 million credit facility and cash generated from operations will provide adequate funding to meet its needs for normal operations and capital purchases through 2001.

DEFERRED TAX ASSETS

         Due to the prior history of losses, a 100% valuation allowance against deferred tax assets was provided in 1998 and earlier years, as management could not determine that it was more likely than not that they would be realized. As of December 26, 1999, however, the Company had experienced three consecutive years of increasingly profitable operations. Accordingly, a portion of the valuation allowance totaling $3,430,000 has been reversed as of December 26, 1999, since the Company believes it is more likely than not that this portion of deferred tax assets will be realized. The remaining reserves were released in 2000. At year-end 2000 the Company had $3,939,000 in deferred tax assets on its books. Assuming the company remains profitable, it will relieve a substantial portion of the deferred tax asset during 2001, as it expects to record book taxes close to the Federal and State corporate rates. Expectations are to pay a much lesser amount of cash taxes (See note 8 to the financial statements).

SALES AND MARKETING

         The Company's sales and marketing strategy targets sustainable growth. Its focus is on increasing sales through expansion of its club store and retail grocery business, increasing its distribution through the rapidly growing number of natural and organic food retailers, and the introduction of innovative new products designed to meet consumer needs.

         After gaining over 300 new club stores during 1997 and 1998, expansion of the Company's club store business continued in 1999 with the rollout of the Company's products in Costco's Los Angeles and San Diego divisions with 72 total warehouses. The Company's presence in Costco was approximately 230 stores at year-end 2000. Distribution of the Company's products also continues to grow with the national expansion of Sam's Club. Monterey Pasta's products are now found in approximately 430 Sam's Club locations, an increase of approximately 100 stores over 1998.

         During 1999 the Company's retail grocery distribution increased significantly with the addition of over 200 Ralph's stores in California, 79 stores of Denver-based King Soopers, 44 stores of Norfolk, VA-based Farm Fresh, Inc., 150 Smart and Final Stores throughout the western United States, as well as a third Direct Store Delivery route in Northern California. It also acquired 750 new stores with the March 1999 Frescala acquisition, of which it retained 550 at year-end 1999. During 2000 the net retail store increase was approximately 1,430 with the addition of 24 Whole Foods and Wild Oats stores, 147 Raley's, 30 Super Targets, 77 Vons, 35 Furr's, and the balance, over 1,100 stores from an increased presence with a large private label customer, to whom the Company formerly sold its branded product.

         Monterey Pasta's products typically are made with no preservatives or artificial ingredients. Capitalizing on this strength, the Company continues to pursue increased distribution through natural and organic food retailers, whose growth has exceeded 20% in recent years. The Company estimates there are 450 potential natural and organic retail grocery stores available, as potential markets for its products.

         During 2000 the Company continued its emphasis on bringing innovative new products to the market place with the introduction of refrigerated stuffed pizzas, calzones, pierogies, a tortilla soup, and a vodka sauce. The refrigerated pizzas and calzones were introduced late in the third quarter with a guaranteed shelf life of 30 days, and, to the company's knowledge, are the only extended shelf life refrigerated pizzas and calzones. The pierogies, introduced in the first quarter of 2000, are also the only extended shelf life refrigerated pierogy the Company is aware of, have been accepted nationally at Sam's Club stores, and have regional distribution elsewhere. These introductions are part of an ongoing effort to rapidly introduce new products in the refrigerated section which further the Company's gourmet image.

BUSINESS RISKS

         Certain characteristics and dynamics of the Company's business and of financial markets generally create risks to the Company's long-term success and to predictable quarterly results. These risks include:

- NO ASSURANCE OF CONTINUED PROFITABILITY. In the second quarter of 1994, the Company reported its first operating loss from continuing operations. Subsequent to that quarter the Company incurred losses through the first quarter of 1997, after which it regained profitability, which has continued for fifteen consecutive quarters. At December 31, 2000, the Company had an accumulated deficit of $19,512,000. There can be no assurance that the Company will maintain its recent profitability in the long or short term.

- LIQUIDITY: NEED FOR ADDITIONAL CAPITAL. Management believes that its operations and existing bank lines of credit will provide adequate liquidity to meet the Company's planned capital and operating requirements for normal operations and capital expenditures through 2001, assuming that its existing bank lines can be extended when they expire in August of 2001. If the Company's operations do not provide cash sufficient to fund its operations, and the Company seeks outside financing, there can be no assurance that the Company will be able to obtain such financing when needed, on acceptable terms, or at all. In addition, any future equity financing or convertible debt financing would cause the Company's stockholders to incur dilution in net tangible book value per share of Common Stock.

- HIRING AND RETENTION OF KEY PERSONNEL. The success of the Company depends on its ability to retain key executives, and to motivate and retain other key employees and officers. The Company has key man insurance policies in place, each in the face amount of $500,000, for its Chief Executive Officer, R. Lance Hewitt, and its Chief Financial Officer, Stephen L. Brinkman. There can be no assurance that significant management turnover will not occur in the future.

- IMPACT OF INFLATION. The Company believes that inflation has not had a material impact on its operations through 2000. Substantial increases in labor, employee benefits, freight, energy, ingredients and packaging, rents and other operating expenses could adversely affect the operations of the Company's business in future periods. The Company cannot predict whether such increases will occur in the future, or their magnitude.

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

- DEPENDENCE ON MAJOR CUSTOMERS. During 2000, two customers, Costco and Sam's Club stores, accounted for 50% and 31%, respectively, of the Company's total revenues. The Company currently sells its products to seven separate Costco regions (approximately 230 stores) which make purchasing decisions independently of one another. These regions re-evaluate, on a regular basis, the products carried in their stores. There can be no assurance that these Costco regions will continue to offer Monterey Pasta products in the future or continue to allocate Monterey Pasta the same amount of shelf space. The Company also supplies its products to approximately 430 Sam's Club stores. Purchasing decisions are made at the company headquarters with input from the store level. While the Company is in the fourth year of its relationship with Sam's, and this relationship is expected to continue, there can be no assurance that Sam's Club stores will continue to carry its products. Loss of either of these customers, Costco or Sam's Club, would have a material adverse effect on the Company.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board issued SFAS 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings' effect of the hedged forecast transaction. For a derivative NOT designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS 133, as amended, is effective for all fiscal quarters beginning after June 15, 2000. Historically the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of this new standard to affect its financial statements. There was no material impact from the application of SFAS 133 upon adoption.

         In December 1999, the SEC staff released Staff Accounting Bulletin
(SAB) No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS, which provides interpretive guidance on the recognition, presentation, and disclosure of revenue in financial statements. SAB 101 must be applied to financial statements no later than the quarter ended September 30, 2000. There was no material impact from the application of SAB 101 on the Company's financial position, results of operations, or cash flows.

         In March 2000, the FASB issued Interpretation No. 44 (FIN 44), ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION, an interpretation of APB Opinion No. 25. FIN 44 clarifies the application of Opinion No. 25 for (a) the definition of an employee for purposes of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 became effective July 2, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. FIN 44 did not have a material impact on the Company's financial position, results of operations, or cash flows.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         As of February 6, 2001, the directors, executive officers, and other significant employees of the Company are as follows:

         DIRECTORS AND EXECUTIVE OFFICERS:

             Name                                       Age       Position
             ----                                       ---       --------
             Charles B. Bonner                          58        Director

             Thomas E. Kees                             50        Director

             R. Lance Hewitt                            61        Chief Executive Officer, President
                                                                  and Director

             Floyd R. Hill                              57        Director

             Van Tunstall                               54        Director

             James Wong                                 53        Director

             Walter L Henning                           56        Director

             Stephen L. Brinkman                        52        Chief Financial Officer,
                                                                  Corporate Secretary
                                                                  and Director

         OTHER SIGNIFICANT  EMPLOYEES:

             Name                                       Age       Position
             ----                                       ---       --------
             Lynn Port                                  56        Plant Controller

             Roy  G. Scotton                            41        Director-Logistics

             Peter F. Klein                             41        Plant Manager

             Ron Hendershott                            50        Director-Technical Services

             Dan Engle                                  49        Sales Manager-Central/Southeast

             Rick Falkenberg                            48        Director-Quality Assurance

             Clifford Farmer                            44        Natural Foods/DSD Sales Manager

             Lisa Player                                40        Sales Manager-East

             Joseph Stirlacci                           40        National Sales Manager

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

         THOMAS E. KEES, DIRECTOR. Mr. Kees is Chief Marketing Officer for Goods Market Exchange, a business to business online alternate source buying service. He previously served as President, Chief Executive Officer, and Chairman of Legacy Brands, Inc. from September 1995 to December 2000. Legacy was a licensing and marketing company for highly recognized food products such as the Mrs. Field's brands. From 1994 to 1995 he was the Senior Vice President of Retail Development at A.C. Nielsen where he founded and chaired the Nielsen Retail Advisory Board. Mr. Kees served as Executive Vice President of Raley's Supermarkets and Drug Centers, a regional sales operator of 85 stores in Northern California and Nevada, from 1992 to 1994. Mr. Kees was elected to the Board in June of 1998.

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

         FLOYD R. HILL, DIRECTOR. Mr. Hill co-founded the Company in 1989, served as its Secretary/Treasurer and Chief Executive Officer until 1993, and served as a Director of the Company from 1989 until 1994. Mr. Hill became a Director again in January 1995. He also served as the Senior Vice President of Production from August 1993 until November 1995. From 1969 until 1991, Eli Lilly & Co. employed Mr. Hill in various marketing and product development positions. Mr. Hill joined Organic Food Products in November 1995 as Chief Operating Officer, and was promoted to Chief Executive Officer in December 1995, a position he held until April 1998. He is currently the owner and operator of a motel in Tombstone, Arizona.

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

         The principal occupations of certain other significant employees of the Company, for at least the past five years, are as follows:

         LYNN PORT, PLANT CONTROLLER. Mr. Port came to the Company in January 1998. He has over 24 years experience as a controller in agribusiness, retail, government and health care concerns, most recently with Country Home Care from 1995 through 1997. From 1989 to 1995 Mr. Port was Director of Finance for the Monterey County Housing Authority. Prior to 1989, Mr. Port served for four years as Controller for Gilroy Canning, Inc., a large tomato processing company.

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

         RON HENDERSHOTT, DIRECTOR-TECHNICAL SERVICES. Mr. Hendershott joined the Company in May 1995 as Quality Control Manager. He was promoted to his current position in March 1998. Mr. Hendershott has over 25 years of managerial experience in Quality Control/Quality Assurance, technical services, and regulatory affairs. Prior to joining Monterey Pasta he was with La Victoria Foods as Director of Quality Control from 1993 through 1995 after spending two years with Weight Watchers as Manager of Technical Support Services. He also served American Home Foods for seven years as Regulatory Affairs Manager.

         DAN ENGLE, SALES MANAGER-CENTRAL/SOUTHEAST. Mr. Engle joined the Company in June 2000 to replace Don Anspaugh who left the Company. Mr. Engle has over 25 years food related sales and management experience, most recently with Benzel's Bretzels, where he served as Private Label Manager from 1998 to 2000. He was National Sales Manager with Nutritional Medical from 1997 to 1998, and Vice President of Sales and Marketing for Freedom Foods from 1996 to 1998. Prior to that he worked in private label development and sales over a period of 13 years with several companies, after concluding a seven-year stint as Account Manager with Oscar Mayer.

         RICK FALKENBERG, DIRECTOR-QUALITY ASSURANCE. Dr. Falkenberg joined the Company in December 2000 to further strengthen the Quality Assurance efforts of the Company with 25 years of food processing background. During his career, he worked his way up the chain of responsibilities from plant sanitarian, QA lab manager, QA divisional manager and then Director of Quality and Technical Services. From 1998 to 2000 Dr. Falkenberg was the Director of Quality and Technical Services for Basic Vegetable Products, a large industrial ingredient supplier. Prior to that he ran his own International Business Development Company for three years. From 1993-1996 he was the Corporate Manager of Regulatory Affairs for Cadbury Beverages, following a three-year stay with Gilroy Foods as Quality Assurance Manager.

         CLIFFORD M. (RICK) FARMER, NATURAL FOODS/DSD SALES MANAGER. Mr. Farmer joined Monterey Pasta Company in April 1991 and was responsible for developing the Company's Direct Store Delivery operation. After the successful startup of the DSD system, he was promoted in 1992 to Plant Operations/Distribution Manager. Her moved back to the DSD operation in June 1993 in the capacity of Northern California Division Manager and was ultimately promoted to Western Regional Operations Manager. He has been responsible for the Company's DSD operations since 1993 and in 1999 added natural food and specialty stores to his responsibilities. Mr. Farmer has over 15 years of food sales and distribution experience including as four-year stint as Executive Vice President of Golden Yolk Egg Company in San Francisco.

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

         JOSEPH STIRLACCI, NATIONAL SALES MANAGER. Mr. Stirlacci served as Western Zone Manager since December 1995 until December 1999 when he was promoted to Senior Sales Manager-West. In January 2001 he was promoted to National Sales Manger. His primary responsibility is to manage, maintain and secure club store and retail accounts. Mr. Stirlacci has been in the food and beverage industry since 1981, serving seven years with Young's Market managing wholesale liquor and wine from 1988 to 1995, after six years as the account executive for four large grocery chains.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish the Company with copies of all reports they file under Section 16(a). To the Company's knowledge, based solely on its review of the copies of such reports furnished to the Company and written representations that no other reports were required, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with during the fiscal year ended December 31, 2000, with the exception that there was one instance of a late filing involving one transaction each for Messrs. Bonner, Brinkman, Hewitt, Tunstall, Wong, and
Hill, and Kees, respectively during 2000.

ITEM 11. EXECUTIVE COMPENSATION

         SUMMARY COMPENSATION TABLE

                                               ANNUAL COMPENSATION                             LONG TERM COMPENSATION
                                               -------------------                             ----------------------
                                                                                             Securities
               Name and                                                                      Underlying           All
        Principal Position(3)     Year      Salary $           Bonus $     Other $          Options (#)         Other $
        ---------------------     ----     ----------        ----------   ---------        --------------      ---------
       R. LANCE HEWITT            2000      $189,899    (1)   $89,923      $9,000     (1)    160,000      (1)    $   -
       President and Chief        1999      $179,846    (1)   $     -      $9,000     (1)    112,000      (1)    $   -
       Executive Officer          1998      $175,000    (1)   $61,250      $9,000     (1)          -      (1)    $   -

       STEPHEN L. BRINKMAN        2000      $132,333    (2)   $23,319      $    -             60,000      (2)    $   -
       Chief Financial Officer    1999      $124,038    (2)   $ 3,923      $    -             60,000      (2)    $   -
                                  1998      $115,293    (2)   $23,540      $    -                  -      (2)    $   -

Notes:
(1) Mr. Hewitt was appointed President in June 1997 and Chief Executive Officer in August 1997. He was eligible for a 35% bonus upon completing his first full year of employment in 1998. For every year thereafter he is eligible for a bonus of up to a maximum of 35% of his salary annually for achieving agreed-upon income targets, as approved by the Board of Directors, and an additional 25% of his salary for achieving certain specific objectives for each fiscal period. He was eligible to vest and vested 50,000 options in 1998 and 1999, because he was still employed by the Company on both the first and second anniversaries of his May 26, 1997 employment agreement. Mr. Hewitt was also eligible to receive, at the discretion of the Board of Directors, an additional 200,000 options during the first two years of employment split as follows: 120,000 for achieving agreed-upon business goals in the first year and 80,000 for achieving business goals in the second year. The cycle for measurement of Mr. Hewitt's eligibility for bonus, and those options tied to performance, was converted to a fiscal year basis during the fourth quarter of 1998 by resolution of the board of Directors at its October 22, 1998 meeting. At its February 9, 1999 Board of Directors meeting, the directors awarded 32,000 options to Mr. Hewitt for performance in his first full year of employment through fiscal year-end 1998, based on the new measurement cycle. The determination for the remainder of the options was made subsequent to 1999 fiscal year-end when Mr. Hewitt was awarded an additional 80,000 options which vested as of February 10, 2000. In May 1999 Mr. Hewitt was granted an additional 80,000 options based on milestones for the year 2000; 27,000 vested since he was still employed by the Company on December 30, 2000, and 53,000 will vest in 2001 based on achievement of performance objectives mutually agreed upon with the Board. During its February 2000 Board of Directors meeting the Board awarded Mr. Hewitt a 50% bonus for his 1999 performance. On February 29, 2000 Mr. Hewitt was granted an additional 80,000 options based on milestones for the year 2001; 27,000 will vest if he is still employed by the Company on December 30, 2001, and 53,000 will vest in 2002 based on achievement of performance objectives for 2001, mutually agreed upon with the Board. Mr. Hewitt also receives an auto allowance of $750 per month.

(2) Mr. Brinkman was appointed Chief Financial Officer in September 1997. He was eligible for, and received, a 20% bonus based upon performance upon completion of his first full year of employment in 1998. For every year thereafter he is eligible for a bonus of up to 20% based upon the achievement of performance criteria agreed upon with the Chief Executive Officer. Mr. Brinkman was granted 60,000 options in 1997. He vested 10,000 options upon his initial employment date, 10,000 options on his first anniversary and 10,000 options for achieving certain performance criteria in his first full year of employment. In addition, he was eligible to vest and vested 10,000 options on his second anniversary of employment, 10,000 options for achieving certain performance criteria in his second full year of employment, 5,000 options on his third anniversary of employment and 5,000 options for achieving certain performance criteria in his third full year of employment. The cycle for measurement of Mr. Brinkman's eligibility for bonus, and those options tied to performance, was converted to a fiscal year basis during the fourth quarter of 1998 at the direction of the Chief Executive Officer. He vested 3,000 options for performance through fiscal year-end 1998, based on the new measurement cycle. The vesting determination for the remainder of the options was made subsequent to 1999 fiscal year-end, at which time Mr. Brinkman vested an additional 6,666 options, with 334 forfeited based on 1998 performance criteria. In February 2000 Mr. Brinkman was awarded an 18.8% bonus for his 1999 performance. In May 1999 Mr. Brinkman was granted an additional 60,000 options based on milestones for the year 2000; 20,000

(3) No other officer received more than $100,000 compensation in any year vested since he was still employed by the Company on August 25, 2000, and 40,000 will vest in 2001 based on achievement of performance objectives mutually agreed upon with the CEO. On February 29, 2000 Mr. Brinkman was granted an additional 60,000 options based on milestones for the year 2001; 20,000 will vest if he is still employed by the Company on August 25, 2001, and 40,000 will vest in 2002 based on achievement of 2001 performance objectives mutually agreed upon with the CEO.

         OPTION GRANTS IN LAST FISCAL YEAR

         The Board of Directors awarded Mr. Hewitt 80,000 options for his 1998 performance as mentioned in Note 1 to the "Summary Compensation" table on the preceding page. In addition, the Board granted 80,000 options to Mr. Hewitt and 60,000 options to Mr. Brinkman for the year 2001 which will vest based on employment status and achievement of certain performance measures (See Notes 1 and 2 under "Executive Compensation"). Neither Mr. Hewitt nor Mr. Brinkman exercised any options during 2000.


                                               INDIVIDUAL GRANTS
                           Number of     % of Total
                          Securities       Options                                         Potential Realizable Value
                          Underlying     Granted to       Exercise                                On 12/31/00:
                            Options       Employees        Or Base         Expiration        Alternative Grant Date
         Name               Granted       in 2000           Price             Date                  Value
------------------------  ------------   ----------       ---------        ----------      --------------------------
R. Lance Hewitt              40,000          9.14          $ 2.125       October 20, 2009           $  58,082
R. Lance Hewitt              40,000          9.14          $ 1.313       October 20, 2009           $  93,918
R. Lance Hewitt              80,000         18.28          $ 3.344      February 28, 2010           $ 145,602

Stephen L. Brinkman          60,000         13.71          $ 3.344      February 28, 2010           $ 109,202


         The Alternative Grant-Date Value of Mr. Hewitt's and Mr. Brinkman's options was calculated using a Black-Scholes option pricing model assuming no dividends, a weighted average risk-free interest rate of 6.37% and a weighted-average volatility of 55.08%.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL
YEAR-END OPTION VALUES

                                     Number of Securities Underlying                    Value of Unexercised
                                          Unexercised Options at                      In-the-Money Options at
                                            December 31, 2000                            December 31, 2000
                                    -----------------------------------         -------------------------------------
         Name                         Exercisable      Unexercisable              Exercisable        Unexercisable
------------------------            ----------------  -----------------         ----------------    -----------------
R. Lance Hewitt                             239,000            133,000                 $646,355            $225,125

Stephen L. Brinkman*                         79,666*           100,000                 $225,227            $169,375

*Mr. Brinkman forfeited 334 options during 1999 related to performance objectives for 1998.

EMPLOYMENT CONTRACTS

         Mr. Hewitt and Mr. Brinkman have employment agreements, the terms of which are outlined under "Executive Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The table on page 22 sets forth as of February 6, 2000 (except as noted in the footnotes to the table), certain information with respect to the beneficial ownership of the Company's Common Stock by (i) all persons known by the Company to be the beneficial owners of more than 5% of the outstanding Common Stock of the Company, (ii) each director and director-nominee of the Company, (iii) the Chief Executive Officer as of February 6, 2001, and (iv) all executive officers and directors of the Company for fiscal year 2000 through February 6, 2001, as a group.

                                                                                    SHARES OWNED
                                                                 ---------------------------------------------------
NAME AND ADDRESS OF BENEFICIAL OWNER (1)                             NUMBER OF SHARES          PERCENTAGE OF CLASS
--------------------------------------------------------------   ------------------------   ------------------------
Gruber and McBaine Capital Management (2)                                2,526,900                     17.4%
50 Osgood Place, Penthouse
San Francisco, CA 94133

Thomas E. Kees (3)                                                           5,000                      *

Van Tunstall (4)                                                            67,740                      *

Floyd R. Hill (5)                                                          169,000                      1.2%

James Wong (6)                                                              12,500                      *

R. Lance Hewitt (7)                                                        307,000                      2.1%

Charles B. Bonner (8)                                                      134,727                      *

Stephen L. Brinkman (9)                                                    137,666                      *

Walter L. Henning (10)                                                      33,700                      *

All Officers and Directors as a group (8 persons) (11)                     867,333                      6.0%

---------------------
* Represents less than 1%

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options or warrants held by that person that are currently exercisable or will become exercisable within sixty (60) days after February 6, 2001 are deemed outstanding, while such shares are not deemed outstanding for purposes of computing percentage ownership of any other person. Options granted under the Company's First Amended and Restated 1993 Stock Option Plan (the "1993 Stock Option Plan") generally become exercisable as the underlying shares vest. Unless otherwise indicated in the footnotes below, the persons and entities named in the table have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Unless otherwise indicated, the address of each of the individuals listed in the table is: c/o Monterey Pasta Company, 1528 Moffett Street, Salinas, CA 93905.

(2) Jon D. Gruber and J. Patterson McBaine are the only directors of, and hold all executive offices of, Gruber and McBaine Capital Management ("GMCM"), an investment advisor. GMCM, together with Messrs. Gruber, McBaine, Thomas O. Lloyd-Butler, and Eric B. Swergold are the general partners of Lagunitas Partners, L.P. ("Lag"), a California investment limited partnership. As of February 06, 2001, GMCM had shared voting and investment power over 1,930,800 shares; Mr. Gruber has sole voting and investment power over 293,500 shares and shared voting and investment power over 1,930,800 shares; Mr. McBaine has sole voting and investment power over 302,600 shares and shared voting and investment power over 1,930,800 shares; Lag has sole voting and investment power over 780,000 shares; and Mr. Butler and Mr. Swergold have shared voting and investment power over 1,930,800 shares.

(3) Includes 5,000 shares subject to options granted under the 1993 Stock Option Plan which are exercisable within sixty (60) days of February 6, 2001.

(4) Includes 37,500 shares subject to options granted under the 1993 Stock Option Plan which are exercisable within sixty (60) days of February 6, 2001.

(5) Includes 69,000 shares subject to options granted under the 1993 Stock Option Plan which are exercisable within sixty (60) days of February 6, 2001.

(6) Includes 12,500 shares subject to options granted under the 1993 Stock Option Plan which are exercisable within sixty (60) days of February 6, 2001.

(7) Includes 292,000 shares subject to options granted under the 1993 Stock Option Plan which are exercisable within sixty (60) days of February 6, 2001.

(8) Includes 81,000 shares subject to options granted under the 1993 Stock Option Plan which are exercisable within sixty (60) days of February 6, 2001.

(9) Includes 119,666 shares subject to options granted under the 1993 Stock Option Plan which are exercisable within sixty (60) days of February 6, 2001.

(10) Includes 6,200 shares held in an IRA account in the name of Teresa A. Henning to which Mr. Henning claims beneficial ownership, and 5,000 shares subject to options granted under the 1993 Stock Option Plan which are exercisable within sixty (60) days of February 6, 2001.

(11) Includes 621,666 shares subject to options granted under the 1993 Stock Option Plan which are exercisable within sixty (60) days of February 6, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)   Consolidated Financial Statements of Monterey Pasta Company:                      Page Number(s)
                                                                                           ---------------
         Report of Independent Certified Public Accountants                                       24
         Consolidated Balance Sheets: Year-End 1999 and 2000                                      25
         Consolidated Statements of Operations: Years Ended 1998, 1999 and 2000                   26
         Consolidated Statements of Stockholders' Equity: Years Ended 1998, 1999 and 2000      27-28
         Consolidated Statements of Cash Flows:  Years Ended 1998, 1999 and 2000                  29
         Summary of Significant Accounting Policies                                            30-32
         Notes to Consolidated Financial Statements                                            32-43
         Schedule II - Valuation and Qualifying Accounts                                          44

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

(b)      Reports on Form 8-K filed in the fourth quarter of 2000:

         None

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Stockholders and Board of Directors of Monterey Pasta Company


We have audited the accompanying consolidated balance sheets of Monterey Pasta Company and subsidiary as of December 26, 1999 and December 31, 2000 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. We have also audited the Schedule listed in the accompanying index at Item 14(a). These financial statements and the Schedule are the responsibility of Monterey Pasta Company's management. Our responsibility is to express an opinion on these financial statements and the Schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Monterey Pasta Company and subsidiary at December 26, 1999 and December 31, 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with generally accepted accounting principles.

Also, in our opinion, the Schedule presents fairly in all material respects, the information set forth therein.





BDO Seidman, LLP
San Francisco, California
January 29, 2001

                             MONTEREY PASTA COMPANY
                           CONSOLIDATED BALANCE SHEETS

                                                        December 26, 1999   December 31, 2000
                                                        -----------------   -----------------
ASSETS
Current assets:
       Cash and cash equivalents (Note 1)                    $     71,399       $  1,457,499
       Accounts receivable, less allowances of
          $136,127 and $242,301 (Notes 1, 4  and 11)            3,813,611          4,944,009
       Inventories (Notes 2 and 4)                              2,703,314          3,088,097
       Deferred tax assets - short term (Note 8)                1,036,000          3,379,200
       Prepaid expenses and other (Note 10)                       487,433            415,438
                                                             ------------       ------------
             Total current assets                               8,111,757         13,284,243

Property and equipment, net (Notes 3 and 4)                     6,789,265          9,838,097
Deferred tax assets - long term (Note 8)                        2,394,000            379,800
Intangible assets, net (Note 15)                                1,281,277          1,590,555
Deposits and other                                                 89,716             96,316
                                                             ------------       ------------
             Total assets                                    $ 18,666,015       $ 25,189,011
                                                             ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
       Accounts payable                                      $  2,752,967       $  2,139,767
       Accrued payroll and related  benefits                      239,703            440,155
       Accrued liabilities (Note 13)                              303,006            873,070
       Current portion of notes, loans, and
          capitalized leases payable (Notes 1, 3 and 4)           688,186             32,398
                                                             ------------       ------------
             Total current liabilities                          3,983,862          3,485,390

Notes, loans, and capitalized leases payable,
       less current portion (Notes 1, 3 and 4)                     72,577             40,179
                                                             ------------       ------------
             Total liabilities                                  4,056,439          3,525,569
                                                             ------------       ------------

Commitments and contingencies (Notes 5, 9, 11, 13, and 15)

Stockholders' equity (Notes 6, 7, and 15):
       Common stock, $.001 par value, 70,000,000
          shares authorized, 12,938,922 and
          13,313,021 issued and outstanding                    40,262,579         41,175,344
       Accumulated deficit                                    (25,653,003)       (19,511,902)
                                                             ------------       ------------
             Total stockholders' equity                        14,609,576         21,663,442
                                                             ------------       ------------
             Total liabilities and stockholders' equity      $ 18,666,015       $ 25,189,011
                                                             ============       ============


See accompanying summary of significant accounting policies and notes to consolidated financial statements.

                             MONTEREY PASTA COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                             Years Ended
                                                             --------------------------------------------
                                                                 1998            1999           2000
                                                             --------------------------------------------
 Net revenues (Note 11)                                      $ 26,217,297    $ 36,901,772    $ 47,961,799

 Cost of sales                                                 15,579,059      22,748,471      29,474,723
                                                             ------------    ------------    ------------

 Gross profit                                                  10,638,238      14,153,301      18,487,076

 Selling, general and administrative (Notes 5, 10 and 13)       8,310,908      10,219,615      12,366,056
                                                             ------------    ------------    ------------
 Operating income                                               2,327,330       3,933,686       6,121,020

 Loss on disposition of assets                                    (26,387)        (13,004)        (37,421)
 Other income (expense), net                                       16,843           1,736         (11,260)
 Interest expense, net (Note 4)                                  (249,693)       (156,233)        (40,338)
                                                             ------------    ------------    ------------

 Income before provision for income taxes                       2,068,093       3,766,185       6,032,001

 Income tax benefit (provision) (Note 8)                          (31,135)      3,261,245         109,100
                                                             ------------    ------------    ------------

  Net income                                                 $  2,036,958    $  7,027,430    $  6,141,101
                                                             ============    ============    ============


Net income per common share (Note 6):
 Basic income per common share                               $       0.16    $       0.55    $       0.46

 Diluted income per common share                             $       0.16    $       0.54    $       0.44

 Basic shares outstanding                                      12,979,055      12,711,801      13,222,062

 Diluted shares outstanding                                    12,979,055      13,074,776      13,835,384


See accompanying summary of significant accounting policies and notes to consolidated financial statements.

                             MONTEREY PASTA COMPANY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    FOR THE YEARS ENDED 1997, 1998, AND 1999


                                     Preferred Stock            Common Stock           Stockholder
                                   ------------------   ---------------------------       Note      Accumulated
See Notes 6 and 7                  Shares     Amount       Shares         Amount       Receivable     Deficit          Total
----------------------             -------   --------   -----------    ------------    ----------   ------------    ------------
Balance, end of 1997                    --         --    15,206,259    $ 42,640,107    $(562,500)   $(34,717,391)   $  7,360,216

Issuance of common stock under
Employee Stock Purchase Plan, at
an average net price per share
of $1.14                                --         --         1,420           1,612           --              --           1,612

Reversal of share subscription          --         --      (300,000)       (562,500)     562,500              --              --

Reclassification of above
share subscription as an option         --         --            --          51,000           --              --          51,000

Repurchase and retirement of
Clearwater Fund IV, Ltd.
Common shares, at an average
total price per share of $1.16          --         --    (2,365,066)     (2,740,563)          --              --      (2,740,563)

Net income for the year                 --         --            --              --           --       2,036,958       2,036,958
                                   -------   --------   -----------    ------------    ---------    ------------    ------------
Balance, end of 1998                    --         --    12,542,613      39,389,656           --     (32,680,433)      6,709,223

Issuance of common stock under
Employee Stock Purchase Plan, at
an average net price per share
of $1.47                                --         --         1,534           2,257           --              --           2,257

Issuance of common stock as
part of net warrant exercised
with an exercise price of
$2.25 per share                         --         --        12,489              (5)          --              --              (5)

Issuance of common stock as
part of cash warrant exercise
with an exercise price of
$2.25 per share                         --         --        40,300          90,675           --              --          90,675

Issuance of common stock as
part of cash stock option
exercises                               --         --        41,986          72,496           --              --          72,496

Issuance of common stock to
former CEO upon repayment of
non-recourse stock loan                 --         --       300,000         562,500           --              --         562,500

Fair market value of options
issued as part of acquisition
of business                                                                 145,000                                      145,000

Net income for the year                 --         --            --              --           --       7,027,430       7,027,430
                                   -------   --------   -----------    ------------    ---------    ------------    ------------
Balance, end of 1999                    --   $     --    12,938,922    $ 40,262,579    $      --    $(25,653,003)   $ 14,609,576
                                   =======   ========   ===========    ============    =========    ============    ============

See accompanying summary of significant accounting policies and notes to consolidated financial statements.

                             MONTEREY PASTA COMPANY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    FOR THE YEARS ENDED 1998, 1999, AND 2000


                                            Preferred Stock           Common Stock
                                          -------------------   ------------------------     Accumulated
See Notes 6 and 7                          Shares     Amount      Shares        Amount         Deficit         Total
------------------------                  -------   ---------   ----------   -----------    ------------    -----------
Balance, end of 1999                           --   $      --   12,938,922   $40,262,579    $(25,653,003)   $14,609,576

Issuance of common stock under
Employee Stock Purchase Plan, at
an average net price per share
of $1.47                                       --          --        3,006         4,141              --          4,141

Issuance of common stock as
part of net warrant exercised
with an exercise price of
$2.25 per share                                --          --      152,839            --              --             --

Issuance of common stock as
part of cash warrant exercise
with an exercise price of
$2.25 per share                                --          --      115,950       260,888              --        260,888

Issuance of common stock as part
of cash stock option exercises                 --          --      102,304       163,403              --        163,402

Net settlement less legal
expenses and tax effect from
Clearwater Fund IV LLC (Note 6)                --          --           --       274,453              --        274,453

Tax benefit of disqualifying
dispositions (Note 8)                          --          --           --       117,400              --        117,400

Stock based compensation                       --          --           --        92,480              --         92,480

Net income for the year                        --          --           --            --       6,141,101      6,141,101
                                          -------   ---------   ----------   -----------    ------------    -----------
Balance, end of 2000                           --   $      --   13,313,021   $41,175,344    $(19,511,902)   $21,663,442
                                          =======   =========   ==========   ===========    ============    ===========

See accompanying summary of significant accounting policies and notes to consolidated financial statements.

                             MONTEREY PASTA COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          Years Ended
                                                                          -------------------------------------------
 See Note 12 - Supplemental Cash Flow Information                            1998            1999            2000
                                                                          -----------    ------------    ------------
 Cash flows from operating activities:
 Net Income                                                               $ 2,036,958    $  7,027,430    $  6,141,101
 Adjustments to reconcile net income
   to net cash provided by operating activities:
        Deferred income taxes                                                      --      (3,430,000)       (509,000)
        Depreciation and amortization                                         998,649       1,182,883       1,394,204
        Provisions for allowances for bad debt, returns,
          adjustments and spoils                                              477,674         693,727         476,341
        Tax benefit for disqualifying dispositions                                 --              --         117,400
        Provision for inventory reserves                                       55,000         149,500              --
        Loss on disposition and writedown of
           property and equipment                                              26,387          13,004          37,421
        Expenses paid in common stock and options                              51,000              --          92,480
        Changes in assets and liabilities:
                    Accounts receivable                                       (99,494)     (2,444,773)     (1,606,739)
                    Inventories                                              (650,107)       (821,886)       (365,713)
                    Prepaid expenses and other assets                         177,954         884,243          65,395
                    Accounts payable                                          381,613       1,422,318        (613,200)
                    Accrued expenses                                         (398,712)         24,289         770,516
                                                                          -----------    ------------    ------------
              Net cash provided by operations                               3,056,922       4,700,735       6,000,206


 Cash flows from investing activities:
        Purchase of property and equipment                                   (932,596)     (2,414,538)     (4,308,418)
        Repurchase of common stock                                         (2,740,563)             --              --
        Proceeds from sale of property and equipment                            5,293          27,600              --
        Acquisition of business operating assets                             (109,599)     (1,515,741)       (500,388)
                                                                          -----------    ------------    ------------
                    Net cash used in investing activities                  (3,777,465)     (3,902,679)     (4,808,806)
                                                                          -----------    ------------    ------------

 Cash flows from financing activities:
        Bank overdrafts                                                        (5,692)             --              --
        Proceeds from revolving line of credit                              8,181,621      16,393,424      11,682,598
        Repayments on revolving line of credit                             (8,611,259)    (16,311,796)    (12,287,483)
        Proceeds from long-term debt                                        2,399,234         750,000              --
        Securities and debt issue costs                                            --              --              --
        Repayment of long-term debt and capital lease obligations          (1,593,556)     (2,347,853)        (83,301)
        Section 16(b) settlement                                                   --              --         454,453
        Proceeds from issuance of common stock                                  1,612         727,923         428,433
                                                                          -----------    ------------    ------------
                    Net cash provided by (used in) financing activities       371,960        (788,302)        194,700
                                                                          -----------    ------------    ------------
 Net increase (decrease) in cash and cash equivalents                        (348,583)          9,754       1,386,100
 Cash and cash equivalents, beginning of year                                 410,228          61,645          71,399
                                                                          -----------    ------------    ------------
 Cash and cash equivalents, end of year                                   $    61,645    $     71,399    $  1,457,499
                                                                          ===========    ============    ============

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

         ACCOUNTING PERIODS

         For quarterly reporting purposes the Company employs a 4-week, 4-week, 5-week reporting period. The fiscal year ends on the last Sunday of each calendar year (52/53-week year). The 1998 and 1999 fiscal years contained 52 weeks and ended on December 27, 1998, December 26, 1999, respectively. The 2000 fiscal year contained 53 weeks and ended on December 31.

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

         INTANGIBLE ASSETS

         Intangible assets consist of tradenames, goodwill, and other intangibles and are recorded at cost, net of accumulated amortization. Intangibles are amortized over their respective useful lives, ranging from 3 to 10 years.

         INCOME TAXES

         The Company accounts for corporate income taxes in accordance with Statement of Financial Accounting Standards (SFAS) 109, ACCOUNTING FOR INCOME TAXES, which requires an asset and liability approach. This approach results in the recognition of deferred tax assets (future tax benefits) and liabilities for the expected future tax consequences of temporary timing differences between the book carrying amounts and the tax basis of assets and liabilities. Future tax benefits are subject to a valuation allowance to the extent of the likelihood that the deferred tax assets may not be realized.

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

         STOCK-BASED COMPENSATION

         As permitted under the provisions of SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, the Company continues to account for employee stock-based transactions under Accounting Principles Board Opinion (APB) No. 25, ACCOUNTING FOR STOCK ISSUED TO Employees. However, SFAS No. 123 requires the Company to disclose pro forma net income and earnings per share as if the fair value method had been adopted. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. For non-employees, cost is also measured at the grant date, but is actually recognized in the financial statements over the vesting period, or immediately if no further services are required.

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

         NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued SFAS 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings' effect of the hedged forecast transaction. For a derivative NOT designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS 133, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Historically the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company expects no material impact on the Company's financial position upon the adoption of SFAS 133.

         In December 1999, the SEC staff released Staff Accounting Bulletin
(SAB) No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS, which provides interpretive guidance on the recognition, presentation, and disclosure of revenue in financial statements. SAB 101 must be applied to financial statements no later than the quarter ended September 30, 2000. There was no material impact from the application of SAB 101 on the Company's financial position, results of operations, or cash flows.

         In March 2000, the FASB issued Interpretation No. 44 (FIN 44), ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION, an interpretation of APB Opinion No. 25. FIN 44 clarifies the application of Opinion No. 25 for (a) the definition of an employee for purposes of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 became effective July 2, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. FIN 44 did not have a material impact on the Company's financial position, results of operations, or cash flows.


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

FAIR VALUE OF FINANCIAL INSTRUMENTS

At December 26, 1999 and December 31, 2000, estimated fair values for the Company's financial instruments and methods and assumptions used in estimating fair values are expressed in the table on the following page.

                                                                                 1999                           2000
                                                                                 ----                           ----
                                                                     Carrying        Estimated        Carrying        Estimated
                                                                      Amount         Fair Value        Amount        Fair Value
                                                                     --------        ----------       --------       ----------
Cash and Cash Equivalents: the carrying amount in the
   balance sheet approximates fair value                              $   71,399      $   71,399      $1,457,499     $1,457,499

Accounts Receivable, less allowances: the carrying amount in the balance sheet approximates fair value due to the relatively short-term maturity of the receivables and the allowances
   reducing the amounts to estimated net realizable value              3,813,611       3,813,611       4,944,009      4,944,009

Notes and Loans Payable (credit facility): the carrying amount
   approximates fair value since the interest floats with prime rate     604,855         604,855               -              -

Capitalized Leases Payable: the fair value is estimated based on
   current interest rates and comparable current available terms      $  155,878         155,878          72,577     $   72,577

2.       INVENTORIES

                                                                                           1999                  2000
                                                                                    -----------------      ---------------
             Inventories consisted of the following:

                   Production - Ingredients                                              $   855,477          $ 1,168,907
                   Production - Finished goods                                               979,616            1,089,653
                   Paper goods and packaging materials                                       895,721              857,037
                                                                                    -----------------      ---------------
                                                                                           2,730,814            3,115,597
                    Allowances for spoils and obsolescence                                   (27,500)             (27,500)
                                                                                    -----------------      ---------------
                                                                                         $ 2,703,314          $ 3,088,097
                                                                                    =================      ===============

3.        PROPERTY AND EQUIPMENT

                                                                                    1999                   2000
                                                                              ----------------       ----------------
             Property and equipment consisted of the following:

             Leasehold improvements                                               $ 1,993,221            $ 3,592,696
             Machinery and equipment                                                6,623,919              8,269,797
             Computers, office furniture and equipment                                568,117                879,575
             Vehicles                                                                 335,401                391,302
                                                                              ----------------       ----------------
                                                                                    9,520,658             13,133,370
             Less accumulated depreciation and amortization                        (4,180,308)            (5,297,906)
                                                                              ----------------       ----------------
                                                                                    5,340,350              7,835,464
             Construction in progress                                               1,448,915              2,002,633
                                                                              ----------------       ----------------
                                                                                  $ 6,789,265            $ 9,838,097
                                                                              ================       ================

Construction in progress at December 31, 2000 includes deposits for equipment on order or yet to be installed.

4.       NOTES, LOANS, AND CAPITALIZED LEASES PAYABLE

             Year-end debt consisted of the following:                    1999                   2000
                                                                    ----------------       ----------------
             Credit Facility:
                   Receivable and inventory revolver                     $  604,885              $       -

             Capitalized leases payable                                     155,878                 72,577
                                                                    ----------------       ----------------
                                                                            760,763                 72,577
                   Less current maturities                                  688,186                 32,398
                                                                    ----------------       ----------------
                     Long term portion                                    $  72,577              $  40,179
                                                                    ================       ================

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

         The terms of the Credit Facility prohibit the payment of cash dividends (except with written approval) on the Company's capital stock and restricts payments for, among other things, repurchasing shares of its capital stock. Other terms of the Credit Facility limit the Company with respect to, among other things, (i) incurring additional indebtedness, (ii) adversely changing the capital structure, and (iii) acquiring assets other than in the normal course of business including specific limits on annual capital expenditures (currently $4.25 million). As of December 31, 2000, there were no violations of any loan covenants and no loans outstanding.

         CAPITALIZED LEASES PAYABLE

         The Company leases certain equipment under capitalized leases, including office equipment, a van and truck, as well as refrigeration equipment, most of which is located at retail sites of the Company's single largest customer (see Note 11).

         The leases are collateralized by the underlying equipment with original cost of $436,061 and $159,693 in 1999 and 2000, respectively. Future minimum lease payments consist of:

                  Year                                           Total
                  ----                                           -----
                  2001                                         $ 37,885
                  2002                                           31,074
                  2003                                           14,646
                  2004                                              722
                                                               ---------
                                                                 84,327

      Less amounts representing interest                         11,750
                                                               ---------

      Capitalized leases payable                               $ 72,577
                                                               =========

PRINCIPAL PAYMENT MATURITIES

         Capitalized leases payable require principal payments (including the principal portion of capitalized leases above) as follows:

                                                         Amount
                                                         ------
                   2001                                  $32,398
                   2002                                   28,478
                   2003                                   10,987
                   2004                                      714
                                                     ------------
                                                        $ 72,577
                                                     ============

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

         Future minimum annual lease payments due under non-cancelable operating leases with terms of more than one year and sublease income from the lease of the Company's former headquarters are as follows:


         Year                             Lease Amount          Sublease Income                   Net
         ----                             ------------          ----------------                  ---
         2001                               $  528,202                 $  31,108              $   497,094
         2002                                  503,344                         -                  503,344
         2003                                  511,845                         -                  511,845
         2004                                  492,770                         -                  492,770
                                       ----------------            --------------           -------------
                                           $ 2,036,161                  $ 31,108              $ 2,005,053
                                       ================            ==============           =============

         Gross rent expense under the leases for 1998, 1999, and 2000 was $536,738, $578,179 and $714,809 respectively. During 1997, the Company subleased its former San Francisco premises at a slight premium to the rent for which it has contractual liability. The sublease expires in 2001 on the same date as the underlying lease. Sublease income for the San Francisco property for 1998, 1999 and 2000 was $210,680, $230,700, and $247,865 respectively. The Company also subleased a portion of its Salinas headquarters for part of 1998 with sublease income of $48,132.

6.       STOCKHOLDERS' EQUITY

         PREFERRED STOCK

         In December 1997, $3,000,000 of Series A-1 Convertible Preferred Stock, originally issued in August 1996, was converted into 4,108,108 shares of common stock. On February 13, 1998, the Company was notified by the NASDAQ Stock Market, Inc. ("NASDAQ") that the Company's Series A Convertible Preferred stock offering, as amended by the Series A-1 Agreement in March of 1997, had violated Rule 4460(i)(l)(D)(ii) which requires stockholder approval prior to the issuance of securities convertible into common stock equal to, or in excess of, 20% of outstanding shares at the time of issuance. The NASDAQ required the Company to repurchase 2,365,066 shares, held by Clearwater Fund IV, Ltd., or face delisting from the National NASDAQ market.

         After reviewing its options, Company management, in concert with the Company's Board of Directors and its legal advisors, began negotiations with Clearwater Fund IV, Ltd. to repurchase 2,365,066 shares. Negotiations were completed March 5, 1998 and the Company repurchased the shares for a total consideration of $2,690,263 or $1.1375/share.

         On February 2, 2000 the United States District Court for the District of Delaware denied a motion to dismiss a lawsuit against Clearwater Fund IV, Ltd. and Clearwater Fund IV, LLC, stockholders of the Company, (collectively, "Clearwater"), Mark Levy v. Clearwater Fund IV, Ltd. and Clearwater Fund IV, LLC and Monterey Pasta Company, United States District Court for the District of Delaware, Case No. 99-004-SLR. The lawsuit alleged a violation of Section 16(b) of the Securities Exchange Act of 1934, as amended, in connection with alleged purchases and sales of the Company's stock within a six-month period following the conversion of Clearwater's convertible preferred stock to the Company's common stock. The Company was named as a nominal defendant in the lawsuit. Plaintiff sought the return of approximately $1,064,000 in alleged profit and Clearwater contested the claim. In July 2000, the parties signed a settlement agreement whereby Clearwater agreed to pay
$700,000 to the Company in settlement of the claim asserted by the plaintiff. Plaintiff's counsel applied to the court for attorney's fees and expenses of approximately $230,000 from the settlement. As part of the settlement, Clearwater and the Company exchanged mutual releases. The settlement was approved by the Board of Directors of the Company.

         The funds were placed in an interest-bearing escrow account pending approval of Plaintiff's attorney's fees. The court approved the fee application and on October 27, 2000 the Company received a check in the amount of $472,406 including the settlement amount of $470,000, and interest of $2,406. The stockholders' equity account was increased to reflect the disgorged profit settlement amount, net of the related $180,000 tax effect.

         COMMON STOCK

         In April 1997, the Company's then current Chief Executive Officer agreed to purchase 550,000 shares of common stock based on an agreement containing various time-served and performance restrictions with a full recourse note due December 31, 1997. Certain of the performance restrictions were not met and 250,000 shares were forfeited during 1997, leaving 300,000 shares outstanding at December 28, 1997. The note, with a remaining balance of $562,500, was converted to non-interest bearing, non-recourse status effective December 31, 1997 with an expiration date of December 31, 1999. Because the new note was non-recourse, the shares and related note were treated for accounting purposes as canceled and replaced with an option to purchase such shares. The $51,000 fair value of the resulting option grant was recorded as an expense during the first quarter of 1998. During 1999, the former Chief Executive Officer of the Company sold the shares and repaid the note entirely.

         During 1999, warrants representing 86,987 shares of Company common stock were exercised at $2.25 per share (See Note 7). Certain of the warrants were converted into stock as a "net exercise." In this case no actual cash exercise proceeds were received by the Company. Instead, shares were issued for only the difference between the average of the NASDAQ closing bid and ask on the day preceding exercise, and the exercise price, multiplied by the number of shares represented by warrants. This potential gain was then divided by the average of the closing bid and ask to determine the number of shares to issue. As a result, while warrants potentially representing 86,987 common shares were exercised, only 52,789 shares of common stock were issued.

         In addition, employee options representing 10,219 shares of common stock were exercised in 1999 with an average exercise price of $1.125. A former employee also exercised options during the third quarter of 1999 representing 24,000 shares of common stock with an exercise price of $1.875. A consultant exercised options representing 7,767 shares of common stock during the fourth quarter of 1999 with an exercise price of $2.06.

         During the first three months of 2000, warrants, with an exercise price of $2.25 and an expiration date of March 27, 2000, representing a potential of 445,813 shares of company common stock, were exercised. These warrants represented the remainder of those originally issued in connection with a March 1997 private placement in which the Company issued warrants to purchase up to 532,800 shares of common stock. Since certain of the warrants were converted into stock as a net exercise, only 268,789 shares of common stock were issued. At fiscal year-end 2000 there are still outstanding warrants, which expire in April 2003, to purchase 400,750 shares of common stock at $6.50 per share that were issued in connection with a 1996 private placement.

         During 2000 employee and director options representing 102,304 shares of common stock were exercised.

         EMPLOYEE STOCK PURCHASE PLAN

         In October 1994, the Company's Board of Directors adopted a qualified employee stock purchase plan. Under the purchase plan, eligible employees (those who have completed one year of continuous employment with the Company) may purchase shares of the Company's common stock through payroll deductions not to exceed 10% of gross wages. The Company has reserved 200,000 shares of its common stock for issuance under the purchase plan, which remains in effect until terminated by the Company's Board of Directors, or until all of the shares reserved for under the purchase plan have been issued. Unless the Board has otherwise provided a higher amount prior to the commencement of an offering period, the offering exercise price for each purchase period is 85% of the lesser of (a) the fair market value of the shares on the offering date of such offering period or (b) the fair market value of the shares on the given purchase date. There were 1,420, 1,534, and 3,006 shares of common stock issued under the plan in 1998, 1999 and 2000, respectively. At December 31, 2000 there were 190,936 available shares remaining under the plan.

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

         Options to purchase 1,002,581, 1,222,395, and 1,501,390 shares of common stock were outstanding at year-end 1998, 1999, and 2000, respectively (see Note 7). Because the options' exercise prices were greater than the average market price of the common shares, the options outstanding at the end of 1998 were not included in the computation of diluted earnings per share. A total of 1,152,395 options were included in the 1999 computation of diluted earnings per share, with 70,000 excluded, because of exercise prices. During 2000 a total of 1,465,590 options were included in the computation of diluted earnings per share, with 35,300 excluded, because of exercise prices. Warrants to purchase 933,550, 846,563, and 400,750 were outstanding at year-end 1998, 1999, and 2000, respectively (see Note 7). The 1998 warrant balances were not included in the calculation of diluted earnings per share because their exercise prices exceeded the average market price of the common shares. In 1999 warrants representing 445,813 shares of common stock were included in the calculation of diluted earnings per share, leaving warrants representing 400,750 shares excluded, because of exercise prices. During 2000 no warrants representing shares on common stock were included, with warrants representing 400,750 shares of common stock excluded, because of exercise prices.

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

         In March 1997, the Company issued warrants for 532,800 shares of its common stock at $2.25 per share in connection with a private placement of 1,600,000 shares of common stock. The warrants, with an estimated original value of $271,700, are valid for three years, expire in March, 2000, and included registration rights for the related shares which were part of the Company's S-3 which was effective October 24, 1997. Warrants representing a total of 86,987 and 445,813 potential shares were exercised in 1999 and 2000, respectively (See
Note 6). As of December 31, 2000 warrants to purchase 400,750 shares of common stock remained outstanding.

         STOCK OPTION PLAN

         Effective August 31, 1993, the Company's Board of Directors adopted a stock option plan, subsequently amended and restated, which provides for the granting of incentive stock options or non-qualified stock options to eligible employees, consultants and outside directors. The Company initially reserved 1,200,000 shares of its common stock for issuance under the plan. The plan provides that the option price shall not be less than the fair market value of the shares on the date of grant; therefore, no compensation expense is recorded for employees, unless the market price exceeds the strike price on the day of grant. Compensation or other expense is recorded for any non-employee grants at fair value of the option award. Options generally vest over a period of one to three years and may be exercised for a period of up to ten years. In January of 1998, the Company filed a Form S-8 to register up to 540,000 additional shares of common stock eligible to be issued pursuant to the Plan to increase the total number of registered shares to 1,740,000. The Plan was amended in July 1998 to allow two years from date of a transfer of control for the exercise of options for those employees and directors not retained after the transfer of control. On April 23, 1999, the Company filed an S-8 to register 300,000 shares of common stock associated with options issued outside of the plan, in conjunction with the March 12, 1999 purchase of the operating assets of Frescala Foods, Inc.

     The following table shows activity in outstanding options during 1998, 1999 and 2000.

                                                  1998                            1999                           2000
                                                        Weighted                        Weighted                        Weighted
                                                        Average                         Average                         Average
                                         Shares       Exercise Price      Shares     Exercise Price      Shares      Exercise Price
                                         ------       --------------      ------     --------------      ------      --------------
Outstanding at beginning of year         848,081         $   3.24       1,002,581       $   2.24       1,222,395       $   2.29
Granted (1)                              540,314             1.72         616,000           2.44         437,300           3.30
Exercised                                      -                -        (341,986)          1.86        (102,304)          1.60
Canceled or expired                     (385,814)            3.53         (54,200)          5.86         (56,501)          4.81
                                     -------------   --------------   -------------   ------------   -------------   -------------
Outstanding at end of year             1,002,581         $   2.24       1,222,395       $   2.29       1,500,890       $   2.54
                                     =============   ==============   =============   ============   =============   =============
Options exercisable at year end          826,581         $   2.38         880,645       $   2.26       1,008,589       $   2.15
                                     =============   ==============   =============   ============   =============   =============
Weighted average fair value of
       options granted during
       the year                                          $   0.38                       $   0.88                       $   1.98
                                                     ==============                   ============                  ==============

(1) Including non-officer employee options repriced in 1998.

     The following table shows information for options outstanding or exercisable as of December 31, 2000.

                                 Options Outstanding                               Options Exercisable
                 --------------------------------------------------   -----------------------------------------------
                                 Weighted                                          Weighted
                                 Average           Weighted                        Average           Weighted
Range of                         Remaining         Average                         Remaining         Average
Exercise            Number of    Contractual       Exercise           Number of    Contractual       Exercise
Prices              Shares       Life              Price              Shares       Life              Price
-----------------   -----------  ----------------  ----------------   -----------  ----------------  ----------------
  $0.00 - 2.99       1,119,090      5.7 years        $2.10/share         967,589      5.3 years        $2.03/share
  $3.00 - 4.99         346,500      9.1 years        $3.62/share          21,000      7.4 years        $3.94/share
  $5.00 - 6.99          25,300      8.0 years        $5.35/share          10,000      4.9 years        $5.50/share
     $7.00              10,000      4.7 years        $7.00/share          10,000      4.7 years        $7.00/share
                    -----------                                      ------------

Total                1,500,890      6.5 years        $2.54/share       1,008,589      5.3 years        $2.15/share
                    ===========                                      ============

         If the Company had elected the fair value method of accounting for stock-based compensation, compensation cost would be accrued at the estimated fair value of stock option grants over the service period, regardless of later changes in stock prices and price volatility. The fair value at date of grant for options granted in 1998, 1999, and 2000 has been estimated based on a modified Black-Scholes pricing model with the following assumptions: no dividend yield for any year; expected volatility for 1998, 1999 and 2000 grants of approximately 46%, 49%, and 55% based on historical results; risk-free interest rates of 6.60%, 7.37% and 6.37%; and expected lives of approximately five years for all grants. The table on the following page shows net income or loss and income or loss per share for 1998 1999, and 2000 as if the Company had elected the fair value method of accounting for stock options.

                                                               1998                   1999                   2000
                                                           -------------       ----------------       ----------------
Net income as reported                                       $ 2,036,958             $7,027,430             $6,141,101

Additional compensation expense, net of tax effect              (213,465)              (164,211)              (257,108)
                                                           -------------       ----------------       ----------------

Proforma net income, as adjusted                             $ 1,823,493             $6,863,219             $5,883,993
                                                           =============       ================       ================

Basic net income per share                                   $      0.16             $     0.55             $     0.46
Additional compensation expense                                    (0.02)                 (0.01)                 (0.02)
                                                           -------------       ----------------       ----------------
Basic Proforma net income per share, as adjusted             $      0.14             $     0.54             $     0.44
                                                           =============       ================       ================

Diluted net income per share                                 $      0.16             $     0.54             $     0.44
Additional compensation expense                                     (.02)                  (.01)                 (0.01)
                                                           -------------       ----------------       ----------------
Diluted Proforma net income (loss) per share, as adjusted    $      0.14             $     0.53             $     0.43
                                                           =============       ================       ================

8.       INCOME TAXES

         The Company's income tax benefit (provision) consists of:

                                                                 1998                   1999                   2000
                                                                 ----                   ----                   ----
              Current:

               Federal                                      $      -            $  (105,051)             $(244,500)
               State                                         (31,135)               (63,704)              (155,400)
                                                        --------------       ----------------       ----------------
                 Total                                       (31,135)              (168,755)              (399,900)
                                                        --------------       ----------------       ----------------

              Deferred:

               Federal                                             -              3,250,000               (221,100)
               State                                               -                180,000                730,100
                                                        --------------       ----------------       ---------------
                 Total                                             -              3,430,000                509,000

                                                        --------------       ----------------       ---------------
                Net tax benefit (expense)                   $(31,135)           $ 3,261,245              $ 109,100
                                                        ==============       ================       ===============

         A reconciliation between the Company's effective tax rate and U.S. federal income tax rate on loss from continuing operations follows:

                                                                 1998                   1999                   2000
                                                                 ----                   ----                   ----
              Federal statutory rate                            34.0%                  34.0%                  34.0%

              State income taxes, net of effect on
              Federal income taxes                               1.5                    1.7                    4.3

              Utilization of net operating losses for
              which deferred income tax assets had
              been reduced by valuation allowances             (36.4)                 (37.8)                     -

              Reversal of Federal and State valuation
              allowances                                           -                  (91.1)                 (40.3)


              Other                                              2.4                    7.0                     .2
                                                        --------------       ----------------       ----------------

              Effective income tax rate                          1.5%                 (86.2%)                 (1.8)%
                                                        ==============       ================       ================

         Due to the prior history of losses, a 100% valuation allowance against deferred tax assets was provided in 1998 and earlier years, as management could not determine that it was more likely than not that they would be realized. As of December 26, 1999, however, the Company had experienced three consecutive years of increasingly profitable operations. Accordingly, a portion of the valuation allowance totaling $3,430,000 was reversed in 1999, since the Company believed it was more likely than not that this portion of deferred tax assets will be realized. Remaining reserves were reversed in 2000.

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows:

                                                                     1999                   2000
                                                                     ----                   ----
               Federal loss carryforwards                          $ 10,077,000             $2,356,000
               Accumulated depreciation and amortization                 31,000                305,800
               Alternative minimum tax credit carryovers                105,000                248,000
               State income and franchise taxes, net of
                   effect on Federal income taxes                       519,000                613,100
               Other                                                    210,000                236,100
                                                                ----------------       ----------------
                                                                     10,942,000              3,939,000
               Less valuation allowance                              (7,512,000)                     -
                                                                ----------------       ----------------

               Net deferred tax assets                             $  3,430,000             $3,759,000
                                                                ================       ================

         The valuation allowance for 1998, 1999 and 2000 was reduced by $1,058,000, $4,563,000 and $7,512,000, respectively. Included in the year
2000 reduction was approximately $5.4 million covering a corresponding reduction in gross deferred tax assets related to net operating loss carryforwards ("NOLs") arising from the Company's previously-owned subsidiary Upscale Food Outlets, Inc. (UFO). The findings in a 2000 Federal Court case for an unrelated party involving some similar issues and fact patterns indicated that the UFO losses would probably not be useable by the Company. Accordingly, beginning of year Federal NOLs were reduced by approximately $17.6 million. The resulting $5.4 million reduction in gross deferred tax assets had no effect since it had been fully reserved in prior years.

         As of December 31, 2000, the Company has NOLs totaling approximately $7.0 and $3.5 million for Federal and State tax purposes, which expire in varying amounts through 2012 and 2002, respectively. Should more than a 50% change in Company ownership occur within a three-year period, utilization of these losses to reduce future years' taxable income. State income and franchise deferred tax assets include approximately $440,000 in California Manufacturer's Tax Credits available to offset future California income taxes which expire in varying amounts through 2008.

         The Company realizes tax benefits as a result of the exercise of non-qualified stock options and the exercise and subsequent sale of certain incentive stock options (disqualifying dispositions). For financial reporting purposes, any reduction in income tax obligations as a result of these tax benefits is credited to additional paid-in capital. In the year 2000, tax benefits of disqualifying dispositions totaling $117,400 has been credited to stockholders' equity. Also in 2000, the $180,000 tax effect of the Clearwater settlement (see Note 6) was debited directly to stockholders' equity.

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

         In November 2000 the Company received $472,406 in settlement of a
Section 16(b) lawsuit against a former significant stockholder (see Note 6).

         As of December 31, 2000 there are no other material pending legal proceedings, other than ordinary, routine litigation incidental to the Company's business, to which the Company is a party or to which any of its property is subject.

10.      SLOTTING AND ADVERTISING COSTS

         Included in the balance sheet under "Prepaid Expenses and Other" are slotting and advertising costs of $152,745 at December 26, 1999, and $37,177 at December 31, 2000, relating primarily to slotting fees paid or credited to club stores and grocery chains for shelf space allocations. Total advertising expenses and slotting fees included in Selling, General and Administrative expenses in the accompanying statements of operations for 1998, 1999 and 2000 were $1,827,355, $1,977,333, and $1,847,292 respectively.

11.      SIGNIFICANT CUSTOMERS

         Costco and Sam's Club stores each accounted for portions of total revenues as follows:

                                                      1998                   1999                   2000
                                                      ----                   ----                   ----
                        Costco                         46%                    49%                    50%
                        Sam's Club stores              33%                    31%                    30%

         At December 27, 1998, December 26, 1999, and December 31, 2000 Costco and Sam's Club stores accounted for the following concentration of accounts receivable.

                                                      1997                   1998                   1999
                                                      ----                   ----                   ----
                        Costco                         38%                    49%                    42%
                        Sam's Club stores              28%                    27%                    32%


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

No other single customer accounted for more than 10% of revenues or accounts receivable.

12.      SUPPLEMENTAL CASH FLOW INFORMATION

                                                                         1998                1999                2000
                                                                 ----------------    ----------------    ----------------
          CASH PAYMENTS:
                  Interest                                            $  241,243          $  171,212          $   43,954
                  Income Taxes                                            31,135             177,958             265,786

          NON-CASH FINANCING AND INVESTING ACTIVITIES:
                 Issuance of common stock in payment of
                     Assets                                                    -             145,000                   -
                 Purchase of leased equipment                            103,264              19,099                   -
                 Reversal of restricted stock purchase                $  562,500          $        -          $        -

13.      EMPLOYEE BENEFIT PLAN

         In 1996, the Company instituted a 401(k) Plan covering substantially all full-time employees with six months of service. Under the Plan, employees may elect to defer up to 15% of compensation (subject to certain limitations). The Company matches one-half of employee contributions up to 6% of compensation. In addition, the Company may make an annual discretionary profit-sharing contribution. Employee contributions, Company matching contributions and related earnings are always 100% vested. Company profit-sharing contributions and related earnings vest 20% a year, with 100% vesting after five years of service. During 1998, 1999 and

2000, the Company's expense for matching contributions was $37,527, $73,326, and $91,806, respectively; there were no profit-sharing contributions for 1998, 1999 or 2000.

14.      QUARTERLY INFORMATION (UNAUDITED)

         The summarized quarterly financial data presented below and on the following page reflect all adjustments which, in the opinion of management, are of a normal and recurring nature necessary to present fairly the results of operations for the periods presented.

                                                        First        Second         Third        Fourth
                                                      Quarter       Quarter       Quarter       Quarter          1999
                                                      -------       -------       -------       -------          ----
                             YEAR ENDED 1999
Net revenue                                       $7,973,250     $9,099,526    $9,942,782    $9,886,214   $36,901,772

Gross profit                                       3,077,336      3,631,509     3,779,726     3,664,730    14,153,301
Operating income                                     805,563        986,937     1,444,994       996,192     3,933,686

Net income                                        $  705,142     $  932,811    $1,025,149    $4,364,328   $ 7,027,430


   Basic earnings per common share                     $0.06          $0.07         $0.08         $0.34         $0.55
                                                       =====          =====         =====         =====         =====

   Diluted earnings per common share                   $0.06          $0.07         $0.08         $0.32         $0.54
                                                       =====          =====         =====         =====         =====

Significant 1999 fourth quarter adjustments included a reversal of portions of the Company's reserve against deferred tax assets amounting to $3,430,000 (See
Note 8).

                                                      First          Second         Third        Fourth
                                                    Quarter         Quarter       Quarter       Quarter          2000
                                                    -------         -------       -------       -------          ----
                             YEAR ENDED 2000

Net revenue                                     $ 11,155,539   $ 11,045,842  $ 12,160,813  $ 13,599,605   $47,961,799

Gross profit                                       4,124,081      4,260,230     4,796,379     5,306,386    18,487,076
Operating income                                   1,192,526      1,444,428     1,611,672     1,872,394     6,121,020

Net income                                        $1,094,434     $1,311,563    $1,825,411   $ 1,909,693   $ 6,141,101


   Primary earnings per common share                   $0.08          $0.10         $0.14         $0.14         $0.46
                                                       =====          =====         =====         =====         =====

   Diluted earnings per common share                   $0.08          $0.09         $0.13         $0.14         $0.44
                                                       =====          =====         =====         =====         =====

15.      INTANGIBLE ASSETS AND BUSINESS ACQUISITION

         Intangible assets consist of:

                                                          1998               1999               2000
                                                          ----               ----               ----
             Tradenames                                $  204,376         $  204,376         $  204,376
             Other intangibles                            247,684            247,684            262,684
             Goodwill and other intangibles not
               separately quantifiable                          -          1,243,466          1,709,784
                                                       ----------         ----------         ----------
                                                       $  452,060         $1,695,526         $2,176,844
             Less accumulated amortization                277,758            414,249            586,289
                                                       ----------         ----------         ----------
                  Net intangible assets                $  174,302         $1,281,277         $1,590,556
                                                       ==========         ==========         ==========

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

          The entire $1,660,000 cost of the acquisition (including acquisition costs of $73,000) was recorded as follows:

                    Inventories                        $  217,000
                    Fixed assets                          200,000
                    Goodwill including trademarks,
                      customer list, and recipes, not
                      specifically quantifiable         1,243,000
                                                       -----------
                           Total acquisition cost      $1,660,000
                                                       ===========

         Results of operations would not be materially different if Frescala would have been acquired as of January 1999.

         THE NATE'S PURCHASE

         On December 8, 2000 the Company purchased the Nate's polenta business of South San Francisco, California for a total consideration of $469,000, of which $19,000 was allocated to inventory, plus related acquisition costs of $31,000. The remaining $481,000, which included recipes, a licensing agreement, and customer list not specifically quantifiable was charged to goodwill. Additionally, Nate's former owners could receive an earn-out of a maximum of $100,000 to be paid as of August 8, 2001 based upon Nate's sales above a predetermined level.

         Results of operations would not be materially different if Nate's would have been acquired as of January 1999.

                                                     SCHEDULE II
                                               MONTEREY PASTA COMPANY
                                          VALUATION AND QUALIFYING ACCOUNTS

                                                                Additions -         Deductions -
                                                Balance,         Charged to          Write-offs           Balance,
                                                Beginning        Costs and           Charged to            End of
                                                 of 1998          Expense             Reserves              1998
                                              -------------   ---------------     ----------------      ------------
Allowances against Receivables --
       Spoils, Returns, Adjustments
       And Bad Debts                            $ 332,877        $ 477,674            $ 498,143          $ 312,408

Inventory Reserves --
       Spoils and Obsolescence                     55,000           55,000               80,000             30,000

                                                                Additions -         Deductions -
                                                Balance,         Charged to          Write-offs           Balance,
                                                Beginning        Costs and           Charged to            End of
                                                 of 1999          Expense             Reserves              1999
                                              -------------   ---------------     ----------------      ------------
Allowances against Receivables --
       Spoils, Returns, Adjustments
       And Bad Debts                            $ 312,408        $ 693,727            $ 870,008          $ 136,127

Inventory Reserves --
       Spoils and Obsolescence                     30,000          149,500              152,000             27,500

                                                                 Additions -        Deductions -
                                                Balance,         Charged to          Write-offs           Balance,
                                                Beginning         Costs and          Charged to            End of
                                                 of 2000           Expense            Reserves              2000
                                              -------------   ---------------     ----------------      ------------
Allowances against Receivables --
       Spoils, Returns, Adjustments
       and Bad Debts                            $ 136,127        $ 476,341            $ 370,167          $ 242,301

Inventory Reserves --
       Spoils and Obsolescence                     27,500                -                    -             27,500


                                   SIGNATURES

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of San Francisco, State of California, on the 7th day of February, 2001

                                     MONTEREY PASTA COMPANY


                                     By:  /s/ R. LANCE HEWITT
                                          -------------------
                                          R. Lance Hewitt
                                          President and Chief Executive Officer


                                     By:  /s/ STEPHEN L. BRINKMAN
                                          -----------------------
                                          Stephen L. Brinkman
                                          Chief Financial Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated and on the dates indicated.

             NAME                                                       TITLE                              DATE
             /s/ CHARLES B. BONNER                                      Director                           February 06, 2001
             ----------------------------------------------
             Charles B. Bonner

             /s/ FLOYD R. HILL                                          Director                           February 06, 2001
             ----------------------------------------------
             Floyd R. Hill

             /s/ THOMAS E. KEES                                         Director                           February 06, 2001
             ----------------------------------------------
             Thomas E. Kees

             /s/ VAN TUNSTALL                                           Director                           February 06, 2001
             ----------------------------------------------
             Van Tunstall

             /s/ JAMES WONG                                             Director                           February 06, 2001
             ----------------------------------------------
             James Wong

             /s/ WALTER L. HENNING                                      Director                           February 06, 2001
             ----------------------------------------------
             Walter L. Henning

             /s/ R. LANCE HEWITT                                        President, Chief Executive         February 06, 2001
             ----------------------------------------------             Officer and Director
             R. Lance Hewitt

             /s/ STEPHEN L. BRINKMAN                                    Chief Financial Officer,           February 06, 2001
             ----------------------------------------------             Secretary, and Director
             Stephen L. Brinkman


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

10.33    Second Amendment to Credit Agreement between the Company and Imperial Bank dated August 2, 1999 (incorporated by reference to Exhibit 10.33 in the
            Company's September 25, 2000 Quarterly Report on Form 10-Q filed on
            November 6, 2000 ("2000 Q3 10-Q"))

10.34    Third Amendment to Credit Agreement between the Company and Imperial Bank dated August 2, 1999 (incorporated by reference to Exhibit 10.34 in the
            Company's 2000 Q3 10-Q")

10.35    Royalty agreement dated February 11, 2000 between Company and William Naim for development of pizza and calzone recipes and process

10.36    Fourth Amendment to Credit Agreement between the Company and Imperial Bank dated August 2, 1999

10.37    Asset Purchase Agreement dated as of December 8, 2000, by and among the
            Company and the shareholders of Elena's Food Specialties, Inc.

10.38    Limited License for use of Nate's brand dated as of December 8, 2000, by and among the Company and the shareholders of Elena's Food Specialties,
            Inc.

* Management contract or compensatory plan or arrangement covering executive officers or directors of Monterey Pasta Company and its former subsidiary, Upscale Food Outlets, Inc.