Form 10-Q
period 2001-04-01
MONTEREY PASTA CO
filed 2001-05-07
CIK 913032

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                          ---------------------------

                                  FORM 10-Q


(Mark One)

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

          FOR THE QUARTERLY PERIOD ENDED APRIL 1, 2001.

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

          For the transition period from:               to:               .
                                         --------------     --------------

                        COMMISSION FILE NUMBER 0-22534-LA

                             MONTEREY PASTA COMPANY
             (Exact name of registrant as specified in its charter)



           DELAWARE                                    77-0227341
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

At May 7, 2001, 13,339,397 shares of common stock, $.001 par value, of the registrant were outstanding.

                             MONTEREY PASTA COMPANY

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                                                                PAGE

PART I.  FINANCIAL INFORMATION

              Item 1. Financial Statements:

                      Condensed Consolidated Balance Sheets April 1, 2001
                         (unaudited) and December 31, 2000                                                        3

                      Condensed Consolidated Statements of Operations (unaudited)
                         Three months ended April 1, 2001 and March 26, 2000                                      4

                      Condensed Consolidated Statements of Cash Flows
                         (unaudited) Three months ended April 1, 2001 and March
                         26, 2000                                                                                 5

                      Notes to Unaudited Consolidated Financial Statements                                        6

              Item 2. Management's Discussion and Analysis of Financial Condition and
                      Results of Operations                                                                       7

PART II.  OTHER INFORMATION

              Item 1. Legal Proceedings                                                                          12

              Item 2.   Changes in Securities                                                                    12

              Item 3.   Defaults upon Senior Securities                                                          12

              Item 4. Submission of Matters to a Vote of Security Holders                                        12

              Item 5. Other Information                                                                          12

              Item 6. Exhibits and Reports on Form 8-K                                                           12

              Signature Page                                                                                     13

              Index to Exhibits                                                                                  14

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             MONTEREY PASTA COMPANY

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                     APRIL 1, 2001    DECEMBER 31, 2000
                                                                     -------------    -----------------
                                                                      (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents ......................................   $  2,881,003       $  1,457,499
  Accounts receivable, net .......................................      5,303,441          4,944,009
  Inventories ....................................................      3,817,328          3,088,097
  Deferred tax assets - short term ...............................      2,626,148          3,379,200
  Prepaid expenses and other .....................................        458,323            415,438
                                                                     ------------       ------------
          Total current assets ...................................     15,086,243         13,284,243

  Property and equipment, net ....................................     10,293,240          9,838,097
  Deferred tax assets - long term ................................        379,800            379,800
  Intangible assets, net .........................................      1,536,126          1,590,555
  Deposits and other .............................................        117,828             96,316
                                                                     ------------       ------------

          Total assets ...........................................   $ 27,413,237       $ 25,189,011
                                                                     ============       ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable................................................   $  3,123,088       $  2,139,767
  Accrued liabilities ............................................      1,188,743          1,313,225
  Current portion of debt ........................................         30,335             32,398
                                                                     ------------       ------------

          Total current liabilities ..............................      4,342,166          3,485,390
                                                                     ------------       ------------

Long-term debt ...................................................         42,624             40,179
                                                                     ------------       ------------

Commitments and contingencies

Stockholders' equity:
  Common stock....................................................     41,564,885         41,175,344
  Deferred Compensation ..........................................       (249,573)                --
  Accumulated deficit ............................................    (18,286,865)       (19,511,902)
                                                                     ------------       ------------
  Total stockholders' equity .....................................     23,028,447         21,663,442
                                                                     ------------       ------------
          Total liabilities and stockholders' equity .............   $ 27,413,237       $ 25,189,011
                                                                     ============       ============


 The accompanying notes are an integral part of these consolidated financial statements.

                             MONTEREY PASTA COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                               THREE MONTHS ENDED
                                                                                               ------------------
                                                                                          APRIL 1, 2001     MARCH 26, 2000
                                                                                          -------------     --------------
Net revenues ........................................................................     $ 14,732,461       $ 11,155,539
Cost of sales .......................................................................        9,014,448          7,031,458
                                                                                          ------------       ------------
Gross profit ........................................................................        5,718,013          4,124,081

Selling, general and administrative .................................................        3,767,659          2,931,555
                                                                                          ------------       ------------

Operating income ....................................................................        1,950,354          1,192,526

Gain on disposition of assets .......................................................           17,759                 --
Other income (expense), net..........................................................           (1,794)             3,926
Interest income (expense), net ......................................................           25,609            (27,018)
                                                                                          ------------       ------------

Income before provision for income taxes ............................................        1,991,928          1,169,434

Provision for income ................................................................         (766,892)           (75,000)
                                                                                          ------------       ------------


Net income ..........................................................................     $  1,225,036       $  1,094,434
                                                                                          ============       ============

Basic and diluted income per share:..................................................     $       0.09       $       0.08
                                                                                          ============       ============

Primary shares outstanding ..........................................................       13,322,114         13,048,111
Diluted shares outstanding ..........................................................       14,176,883         13,619,031

The accompanying notes are an integral part of these consolidated financial statements.

                             MONTEREY PASTA COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                       THREE MONTHS ENDED
                                                                 -------------------------------
                                                                 APRIL 1, 2001    MARCH 26, 2000
                                                                 -------------    --------------
Cash flows from operating activities:
Net income from operations .................................     $ 1,225,036      $ 1,094,434
Adjustments to reconcile net income from operations to
  net cash provided by (used in) operating activities:
       Deferred income taxes ...............................         753,052               --
       Depreciation and amortization .......................         404,623          324,529
       Provisions for allowances for bad debts, returns,
           adjustments and spoils...........................         (84,863)         183,790
       Gain on disposition of property and equipment .......         (17,759)              --
       Expenses paid in common stock and options ...........          83,191               --
       Changes in assets and liabilities:
           Accounts receivable .............................        (274,569)          (7,597)
           Inventories......................................        (729,231)        (223,441)
           Prepaid expenses and other.......................         (64,397)          56,856
           Accounts payable ................................         983,321         (280,359)
           Accrued expenses ................................        (124,482)         (72,197)
                                                                 -----------      -----------
            Net cash provided by operations.................       2,153,922        1,076,015
                                                                 -----------      -----------

Cash flows from investing activities:
       Purchase of property and equipment ..................        (801,780)      (1,370,149)
       Proceeds from sale of property and equipment.........          25,156               --
                                                                 -----------      -----------
             Net cash used in investing activities .........        (776,624)      (1,370,149)
                                                                 -----------      -----------

Cash flows from financing activities:
       Proceeds from revolving line of credit...............              --        4,171,378
       Repayments on revolving line of credit...............              --       (4,179,591)
       Repayment of long-term debt and capital
              lease obligations ............................         (10,572)         (24,684)
       Proceeds from issuance of common stock ..............          56,778          322,611
                                                                 -----------      -----------
              Net cash provided by financing activities.....          46,206          289,714
                                                                 -----------      -----------

Net increase (decrease) in cash and cash equivalents .......       1,423,504           (4,420)

Cash and cash equivalents, beginning of period .............       1,457,499           71,399
                                                                 -----------      -----------
Cash and cash equivalents, end of period ...................     $ 2,881,003      $    66,979
                                                                 ===========      ===========


The accompanying notes are an integral part of these consolidated financial statements.

                             MONTEREY PASTA COMPANY
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     The condensed consolidated financial statements have been prepared by Monterey Pasta Company (the "Company") and are unaudited. Certain amounts shown in the 2000 financial statements have been reclassified to conform to the current presentation. The financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not necessarily include all information and footnotes required by generally accepted accounting principles and should be read in conjunction with the Company's 2000 Annual Report on Form 10-K. In the opinion of the Company, all adjustments necessary to present fairly the Company's consolidated financial position, results of operations and cash flows as of April 1, 2001, and for the three months then ended, have been recorded. A description of the Company's accounting policies and other financial information is included in the audited consolidated financial statements as filed with the Securities and Exchange Commission in the Company's Form 10-K for the year ended December 31, 2000. The consolidated results of operations for the interim quarterly periods are not necessarily indicative of the results expected for the full year.

2.   INVENTORIES

Inventories consisted of the following:

                                                                                    APRIL 1, 2001      DECEMBER 31, 2000
                                                                                    -------------      -----------------
Production  - Ingredients...............................................            $ 1,661,044        $    1,168,907
Production - Finished Goods.............................................              1,191,830             1,089,653
Paper goods and packaging materials ....................................                991,954               857,037
                                                                                    -------------      -----------------
                                                                                    $ 3,844,828        $    3,115,597
Reserve for spoils and obsolescence ....................................                (27,500)              (27,500)
                                                                                    -------------      -----------------
                                                                                    $ 3,817,328        $    3,088,097
                                                                                    =============      =================


3. PROPERTY AND EQUIPMENT

Property, plant and equipment consisted of the following:

                                                                                  APRIL 1, 2001        DECEMBER 31, 2000
                                                                                  -------------        -----------------
Machinery and equipment..................................................           $ 8,848,250        $    3,592,696
Leasehold improvements...................................................             4,055,042             8,269,767
Computers, office furniture and equipment................................               888,559               879,575
Vehicles.................................................................               257,966               391,302
                                                                                  -------------        -----------------
                                                                                     14,049,817            13,133,370
Less accumulated depreciation and amortization...........................            (5,493,314)           (5,297,906)
                                                                                  -------------        -----------------
                                                                                      8,556,503             7,835,464
Construction in progress.................................................             1,736,737             2,002,633
                                                                                  -------------        -----------------
                                                                                    $10,293,240        $    9,838,097
                                                                                  =============        =================

4.   NOTES, LOANS, AND CAPITALIZED LEASES PAYABLE

Components of long-term debt included the following:

                                                               APRIL 1, 2001              DECEMBER 31, 2000
                                                               -------------              -----------------
    Capitalized leases...................................      $      72,959               $      72,577

    Less current maturities..............................             30,335                      32,398
                                                               -------------              -----------------
                                                               $      42,624               $      40,179
                                                               =============              =================

     CREDIT FACILITY

     On August 10, 2000, the Company renewed its existing accounts receivable and inventory revolver. The revolving credit facility expires on August 9, 2001 with a commitment of $1.5 million and interest at LIBOR plus 185 basis points for a debt/tangible net worth ratio of 0.50:1. LIBOR premiums increase 25 basis points for increased debt/tangible net worth ratio increments of 0.25:1. In addition, the Company's lender approved a $8.5 million non-revolving term facility in the event of a need for major capital expenditures and acquisitions, with the same interest rate structure. The total credit facility is $10 million.

     The terms of the Credit Facility prohibit the payment of cash dividends (except with written approval) on the Company's capital stock and restricts payments for, among other things, repurchasing shares of its capital stock. Other terms of the Credit Facility limit the Company with respect to, among other things, (i) incurring additional indebtedness, (ii) adversely changing the capital structure, and (iii) acquiring assets other than in the normal course of business including specific limits on annual capital expenditures (currently $4.25 million). As of April 1, 2001, there were no violations of any loan covenants and no loans outstanding.

5.   INCOME TAXES

     The Company's income tax expense for the three months ended April 1, 2001 consists of estimated State and Federal taxes and Delaware corporation tax. Deferred tax assets, principally related to the expected benefit from utilization of net operating loss carryforwards, offset most of the estimated book taxes, with actual cash tax payments of $54,000 year-to-date for the current fiscal year. Deferred tax assets remaining on the Balance Sheet at the end of the first quarter to offset future cash taxes, are $2,626,148 short term and $379,800 long term.

6.   LITIGATION

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

     Other than the historical facts contained herein, this Quarterly Report contains forward-looking statements that involve substantial risks and uncertainties. For a discussion of such risks and uncertainties, please see the Company's Annual Report on Form 10-K for the year ended December 31, 2000. In addition to the risks and uncertainties discussed in the Annual Report, the risks set forth herein, including the Company's ability to expand distribution of food products to new and existing customers, attract and retain qualified management, and compete in the competitive wholesale food products industry, should be considered.

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

     The Company sells its pasta and pasta sauces through leading grocery store chains and club stores. As of April 1, 2001, approximately 6,100 grocery and club stores offered the Company's products. The Company plans to continue expansion of its distribution to grocery and club stores in its current market area and to further its penetration in other geographic regions of the U.S.

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

       - Introduce new products on a timely basis to maintain customer interest and to respond to changing consumer tastes. In order to maximize its margins, the Company will focus its efforts on those new products that can be manufactured and distributed out of its Salinas, California facility and will supplement its existing line of cut pasta, ravioli, tortelloni, tortellini, sauces, gnocchi, pizzas and calzones, borsellini, polenta, and soups.

       - Use the Company's Internet presence to create awareness of, and make available, Monterey Pasta products in areas in which they are not currently available, and to support the Company's existing retail and club store accounts.

       - Reduce operating costs as a per cent of sales through continual evaluation of administrative and production staffing and procedures. The Company will consider additional capital improvements at its manufacturing facility in order to increase production efficiencies and capacities, and to reduce the Company's cost of goods on a per unit basis.

       - Create brand awareness by communicating to the consumer that Monterey Pasta Company provides a healthful and nutritious line of products and promote repeat business by reinforcing positive experiences with the Company's products.

       - Consider the acquisition of other compatible companies or product lines to expand retail distribution, or the range of product offerings, or to accomplish other synergies where the acquisition will create long-term stockholder value.

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

RESULTS OF OPERATIONS

     Net revenues were $14,732,000 for the quarter ended April 1, 2001, as compared to $11,156,000 for the quarter ended March 28, 1999, a 32% increase. The sales gain primarily resulted from an increased number of retail and club stores as well as certain "same store growth" compared to first quarter of 2000.

     Gross profit was $5,718,000 or 39% of net revenues for the first quarter 2001, compared to $4,124,000 or 37% for the first quarter of 2000. This compares to a 38% gross margin for the year ended December 31, 2000. The gross margin improvement compared with first quarter 2000 and the year-ended December 31, 2000 was a function of cost savings associated with the 2000 capital program, and fixed overhead absorption related to the 32% sales increase, which offset significantly higher energy costs. Production economies and fixed overhead absorption offset the higher energy cost experienced in the first quarter of 2001, which exceeded $130,000.

     Selling, general and administrative expenses for the quarter ended April 1, 2001 were $3,768,000, an increase of $836,000 or 28% when compared to the same quarter last year when they were $2,932,000. The increase is primarily attributable to variable selling expenses associated with the 32% sales increase compared to first quarter of 2000, and planned additional product demonstration expenses related to the national rollout of calzones and borsellini with the club stores.

     Depreciation and amortization expense, included in cost of sales and selling, general and administrative expenses, was $405,000 or 3% of net revenues for the quarter ended April 1, 2001, compared to $325,000 or 3% of net revenues for the first quarter of 2000. The $67,000 increase in depreciation was mainly associated with the $4.3 million capital expenditure program in 2000. Amortization of intangibles increased by $13,000 compared to first quarter of 2000 because of goodwill associated with the December 2000 acquisition of the Nate's polenta business.

     There was a gain on disposition of fixed assets of $18,000 for the quarter ended April 1, 2001, compared to no gain or loss during the first quarter of 2000. The gain resulted from the disposal of two vehicles.

     Net interest income was $26,000 for the first quarter of 2001, compared to a $27,000 net expense for the same period in 2000. The interest income resulted from elimination of borrowings and subsequent investment in short term money market as a result of increased profitability.

     Income taxes for the first quarter of 2001 were $767,000 or approximately 39% of pretax income, as compared to $75,000 for the same period in 2000. The 2001 taxes have been accrued for book purposes at the full taxation rates, although most of the cash tax burden is expected to be offset by deferred tax assets, principally related to the expected benefit from utilization of net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

     The Company repaid all of its bank debt by the end of third quarter 2000, and currently has only small lease obligations remaining. The Company's credit facility expires on August 9, 2001 and will have to be replaced or extended by that date.

     During the three month period ended April 1, 2001, $2,154,000 of cash was provided by the Company's operations, compared to $1,076,000 cash provided in the first quarter, 2000. The $1.1 million increase in 2001 was a result of the $964,000 increase in net income and non-cash expenses, partially offset by an increase in working capital elements as part of the 32% sales growth.

SALES AND MARKETING

     The Company's sales and marketing strategy is twofold and targets sustainable growth in distribution of its products and the introduction of innovative new products to keep the Company positioned as the category leader in the marketplace.

     In keeping with its strategy of bringing innovative, new products to the marketplace, in the first quarter of 2001 the Company worked aggressively to introduce a new line of Veil-Thin Pastas to the marketplace. These products were successfully introduced to selected divisions of Costco Wholesale and nationally to Sam's Club stores during the quarter. The Company will begin introduction of the product line to retail accounts early in the second quarter of 2001.

     During the first quarter of 2001, the Company introduced its products to two new retail chains - Schenectady, NY-based Price Chopper Supermarkets, and Minneapolis, MN-based Jerry's Enterprises, the region's leading operator of Cub Foods stores.

     Expansion of the Company's club store business continued in the first quarter of 2001, with the introduction of the Company's Fresh Calzones into national distribution with Sam's Club locations throughout the U.S. The Company also expanded the distribution of its calzones into additional divisions of Costco Wholesale, as well as select retail chains.

MAJOR CUSTOMERS

     Two of the Company's customers, Costco and Sam's Club Stores, accounted for 48% and 30%, respectively, of the Company's sales for the three months ended April 1, 2001. No other customer accounted for greater than 10% of net revenues for the period.

BUSINESS RISKS

     Certain characteristics and dynamics of the Company's business and of financial markets generally create risks to the Company's long-term success and to predictable quarterly results. These risks include:

- NO ASSURANCE OF CONTINUED PROFITABILITY. In the second quarter of 1994, the Company reported its first operating loss from continuing operations. Subsequent to that quarter the Company incurred losses through the first quarter of 1997, after which it regained profitability, which has continued for sixteen consecutive quarters. At April 1, 2001, the Company had an accumulated deficit of $18,287,000. There can be no assurance that the Company will maintain its recent profitability in the long or short term.

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

- RISKS INHERENT IN FOOD PRODUCTION. The Company faces all of the risks inherent in the production and distribution of refrigerated food products, including contamination, adulteration and spoilage, and the associated risks of product liability litigation, which may be associated with even an isolated event. The Company has a modern production facility, employs what it believes is state-of-the-art thermal processing, temperature-controlled storage, HAACP programs intended to insure food safety, and has obtained USDA approval for its production plant. However, there can be no assurance that the Company's procedures will be adequate to prevent the occurrence of such events.

- DEPENDENCE ON MAJOR CUSTOMERS. During the first quarter of 2001, two customers, Costco and Sam's Club stores, accounted for 48% and 30%, respectively, of the Company's total revenues. The Company currently sells its products to seven separate Costco regions (approximately 230 stores) which make purchasing decisions independently of one another. These regions re-evaluate, on a regular basis, the products carried in their stores. There can be no assurance that these Costco regions will continue to offer Monterey Pasta products in the future or continue to allocate Monterey Pasta the same amount of shelf space. The Company also supplies its products to approximately 430 Sam's Club stores. Purchasing decisions are made at the company headquarters with input from the store level. While the Company is in the fourth year of its relationship with Sam's, and this relationship is expected to continue, there can be no assurance that Sam's Club stores will continue to carry its products. Loss of either of these customers, Costco or Sam's Club, would have a material adverse effect on the Company.

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

- CALIFORNIA ENERGY CRISIS. California is in the midst of an energy crisis that could disrupt the Company's operations and increase the Company's expenses. In the event of an acute power shortage, when power reserves for California fall below 1.5%, electricity providers have on some occasions implemented, and may in the future implement, rolling blackouts. If blackouts interrupt the power supply to the Company's production facilities, such facilities would temporarily be unable to continue production. Any such interruption could result in a loss of revenue as a result of reduced production and, in severe cases, spoilage of food product. In addition, as a result of the energy crisis many of the electricity suppliers have raised their rates substantially. Because the Company has most of its operations in California, its operating costs will be affected by an increase in electricity prices. As a result, the Company's operating results are likely to be affected in some measure by the current California energy crisis.

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

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

     Late in the first quarter of 2001, the Company leased an additional 11,000 square feet of ambient storage at its offsite distribution complex to accommodate material moved from its main facility. The move was necessary to create more production space to accommodate the rapid sales growth over the past 12 months.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       MONTEREY PASTA COMPANY


Date:  May 7, 2001                     By: /s/ R. LANCE HEWITT
                                           ---------------------------
                                           R. Lance Hewitt
                                           President and Chief Executive Officer


                                       By: /s/ STEPHEN L. BRINKMAN
                                          ----------------------------
                                          Stephen L. Brinkman
                                          Chief Financial Officer

                                INDEX TO EXHIBITS


 3.1     Certificate of Incorporation dated August 1, 1996 (incorporated by reference from Exhibit B to the
         Company's 1996 Proxy)
 3.2     Bylaws of the Company (incorporated by reference from Exhibit C to the 1996 Proxy)
 4.1     Form of Warrant for purchase of the Company's Common Stock, dated as of July 1, 1996
         (incorporated by reference from Exhibit 4.5 filed with the Company's 1996 Form S-3)
 4.2     Form of Registration Rights Agreement dated April 1996, among the Company, Spelman & Co., Inc. and investor (incorporated by reference from Exhibit 10.42 filed with the Company's Original
         March 31, 1996 Quarterly Report on Form 10-Q on May 1, 1996 ("1996 Q1 10-Q"))
 4.3     Stockholder Rights Agreement dated as of May 15, 1996 between the Company and Corporate Stock
         Transfer, as rights agent (incorporated by reference from Item 2 of Form 8-A filed with the
         Securities and Exchange Commission on May 28, 1996)
 4.4     Amendment to Registration Rights Agreement dated as of April 20, 1997 among the Company,
         Spelman & Co., Inc. and investor, amending the Registration Rights Agreement entered into as of
         April, 1996 (incorporated by reference from Exhibit 4.9 filed with the Company's 1996 Form 10-
         KA)
 4.5     Registration Rights Agreement dated as of December 31, 1996 among the Company, Sentra Securities
         Corporation and investor (incorporated by reference from Exhibit 4.12 filed with the Company's
         1996 Form 10-K/A)
 4.6     Form of Warrant ("Sentra Warrant") for purchase of Company's Common stock dated March 1997 issued in connection with the Company's March 1997 Private Placement (incorporated by reference from Exhibit 4.13 filed with the Company's Pre-Effective Amendment No. 1 to the
         Registration Statement on Form S-3 filed on May 6, 1997 ("1997 Amendment No. 1 to Form S-3))
 4.7*    Stock Purchase Agreement between the Company and Kenneth A. Steel, Jr. dated April 29, 1997
         (incorporated by reference from Exhibit 4.14 filed with the 1997 Amendment No. 1 to Form S-3)
10.1*    Second Amended and Restated 1993 Stock Option Plan (as amended on August 1, 1996) (incorporated by reference to Exhibit 10.1 filed with the Company's 1996 Form 10-K)
10.2*    1995 Employee Stock Purchase Plan (incorporated by reference from Exhibit 10.15 to the Company's
         1994 Form 10-K)
10.3     Monterey County Production Facility Lease of the Company, as amended (incorporated by reference from Exhibit 10.03 to the SB-2)
10.4     Amendment No. 1 dated February 1, 1995 and Amendment No. 2 dated March 1, 1995 to Monterey
         County Production Facility Lease of the Company (incorporated by reference from Exhibit 10.6 filed with the 1995 Form 10-K)
10.5     Amendment No. 3 dated September 12, 1997, and Amendment No. 4 dated February 6, 1999 to
         Monterey County Production Facility Lease of the Company (incorporated by reference from
         Exhibit 10.5 filed with the Company's September 27, 1999 Quarterly Report on Form 10-Q
         dated November 4, 1999 ("1999 Q3 10-Q"))
10.6     Trademark Registration - MONTEREY PASTA COMPANY, under Registration No. 1,664,278, registered on November 12, 1991 with the U.S. Patent and Trademark Office (incorporated by reference from Exhibit 10.09 to the SB-2)
10.7     Trademark Registration - MONTEREY PASTA COMPANY, under Registration No. 1,943,602, registered on December 26, 1995 with the U.S. Patent and trademark Office (incorporated by reference from Exhibit 10.24 to the 1995 Form 10-K)
10.8     Trademark Registration - MONTEREY PASTA COMPANY and Design, under Registration No.
         1,945,131, registered on January 2, 1996 with the U.S. Patent and trademark Office (incorporated by reference from Exhibit 10.25 to the 1995 Form 10-K)
10.9     Trademark Registration--MONTEREY PASTA COMPANY and Design, under Registration No.
         1,951,624, registered on January 23, 1996 with the U.S. Patent and Trademark Office
         (incorporated by reference from Exhibit 10.26 to the 1995 Form 10-K)
10.10    Trademark Registration--MONTEREY PASTA COMPANY and Design, under Registration No.
         1,953,489, registered on January 30, 1996 with the U.S. Patent and Trademark Office
         (incorporated by reference from Exhibit 10.27 to the 1995 Form 10-K)




10.11    Registration Rights Agreement dated as of June 15, 1995 with GFL Advantage Fund Limited, as amended on October 13 and 19, 1995, respectively (incorporated by reference from Exhibit 10.2 to the 1995 Q2
         10-Q, and Exhibits 10.6 and 10.7 to the Company's S-3 Registration Statement No. 33-96684, filed on
         December 12, 1995 ("1995 S-3"))
10.12*   The Company's 401(k) Plan, established to be effective as of January 1, 1996, adopted by the Board of
         Directors on June 7, 1996 (incorporated by reference from Exhibit 10.44 to the Company's Quarterly
         Report on Form 10-Q on August 13, 1996 ("1996 Q2 10-Q"))
10.13*   Directed Employee Benefit Trust Agreement dated June 17, 1996 between the Company and The Charles
         Schwab Trust Company, as Trustee of the Company's 401(k) Plan (incorporated by reference from
         Exhibit 10.45 to the 1996 Q2 10-Q)
10.14    Security and Loan Agreement (Accounts Receivable and/or Inventory) dated July 24, 1997 between the
         Company and Imperial Bank (incorporated by reference from Exhibit 10.47 of the Company's Pre-
         Effective Amendment No. 3 to Form S-3 filed on October 14, 1997 ("1997 Amendment No. 3 to Form
         S-3"))
10.15*   Agreement Regarding Employment, Trade Secrets, Inventions, and Competition dated May 26, 1997 with Mr. R. Lance Hewitt (incorporated by reference from Exhibit 10.48 of the 1997 Amendment No. 3 to Form S-3)
10.16*   Employment Agreement dated August 25, 1997 with Mr. Stephen L. Brinkman (incorporated by reference to Exhibit 10.49, in the Company's September 28, 1997 Quarterly Report on Form 10-Q filed on
         November 10, 1997)
10.17    First Amendment to Security and Loan Agreement dated July 24, 1997 between the Company and Imperial
         Bank (incorporated by reference from Exhibit 10.50 in the Company's 1997 Form 10-K)
10.18    Second Amendment to Security and Loan Agreement dated July 24, 1997 between the Company and
         Imperial Bank (incorporated by reference from Exhibit 10.18 filed with the Company's 1998 Q3 10-Q)
10.19    Security and Loan Agreement dated July 23, 1998 between the Company and Imperial Bank
         (incorporated by reference from Exhibit 10.19 filed with the Company's 1998 Q3 10-Q)
10.20    Addendum to Security and Loan Agreement dated July 23, 1998 between the Company and Imperial Bank
         (incorporated by reference from Exhibit 10.20 filed with the Company's 1998 Q3 10-Q)
10.21    Agreement for Handling and Storage Services between the Company and CS Integrated LLC dated
         February 5, 1999 (incorporated by reference to Exhibit 10.21 filed with the Company's 1998 Form 10-
         K on March 17, 1999 ("1998 Form 10-K"))
10.22    Defined Contribution Administrative Service Agreement between the Company and First Mercantile Trust dated December 15, 1999 (incorporated by reference to Exhibit 10.22 filed with the Company's 1998
         Form 10-K)
10.23    First Amendment to Security and Loan Agreement and Addendum thereto between the Company and
         Imperial Bank dated July 23, 1999 (incorporated by reference to Exhibit 10.23 filed with the
         Company's March 28, 1999 Quarterly Report on Form 10-Q filed on April 28, 1999)
10.24    Agreement for Purchase and Sale of Assets dated as of March 12, 1999, by and among the Company and the shareholders of Frescala Foods, Inc. (incorporated by reference from Exhibit 2.1 filed with the
         Company's 8-K on March 17, 1999)
10.25    Royalty agreement dated July 12, 1999 between Company and Chet's Gourmet Foods, Inc. for soups
         (incorporated by reference to Exhibit 10.25, in the Company's September 26, 1999 Quarterly Report on
         Form 10-Q filed on November 9, 1999 ("1999 Q3 10-Q"))
10.26    Storage Agreement Manufactured Products dated August 3, 1999 between the Company and Salinas Valley
         Public Warehouse for storage and handling of Company's product in Monterey County, California storage facility (incorporated by reference to Exhibit 10.26, filed with the Company's 1999 Q3 10-Q)
10.27    Commercial Lease dated August 10, 1999 between Company and Salinas Valley Public Warehouse for storage space in Monterey County, California (incorporated by reference to Exhibit 10.27, filed with the
         Company's 1999 Q3 10-Q)
10.28    Rental Agreement dated September 6, 1999 between Company and Porter Family Trust for storage space in
         Monterey County, California (incorporated by reference to Exhibit 10.28 filed with the Company's
         1999 Q3 10-Q)
10.29    Royalty agreement dated September 15, 1999 between Company and Chet's Gourmet Foods, Inc. for meatball and sauce item (incorporated by reference to Exhibit 10.29, filed with the Company's 1999 Q3
        10-Q)




10.30    Credit Agreement between the Company and Imperial Bank dated August 2, 1999 (incorporated by reference to Exhibit 10.30 filed with the Company's 1999 Form 10-K on February 18, 2000 ("1999
         Form 10-K"))
10.31    First Amendment to Credit Agreement between the Company and Imperial Bank dated August 2, 1999
         (incorporated by reference to Exhibit 10.21 filed with the Company's 1999 Form 10-K)
10.32    Commercial lease dated January 1, 2000 between the Company and PTF for Operating Engineers, LLC for storage space in Monterey County, California (incorporated by reference to Exhibit 10.32, in the
         Company's June 25, 2000 Quarterly Report on Form 10-Q filed on August 4, 2000)
10.33    Second Amendment to Credit Agreement between the Company and Imperial Bank dated August 2, 1999
         (incorporated by reference to Exhibit 10.33 in the Company's September 25, 2000 Quarterly Report on
         Form 10-Q filed on November 6, 2000 ("2000 Q3 10-Q"))
10.34    Third Amendment to Credit Agreement between the Company and Imperial Bank dated August 2, 1999
         (incorporated by reference to Exhibit 10.34 in the Company's 2000 Q3 10-Q)
10.35    Royalty agreement dated February 11, 2000 between Company and William Naim for development of pizza and calzone recipes and process (incorporated by reference to Exhibit 10.35 filed with the Company's
         2000 Form 10-K on February 7, 2001 ("2000 Form 10-K"))
10.36    Fourth Amendment to Credit Agreement between the Company and Imperial Bank dated August 2, 1999
         (incorporated by reference to Exhibit 10.36 filed with the Company's 2000 Form 10-K)
10.37    Asset Purchase Agreement dated as of December 8, 2000, by and among the Company and the shareholders of Elena's Food Specialties, Inc. (incorporated by reference to Exhibit 10.37 filed with the Company's
         2000 Form 10-K)
10.38    Limited License for use of Nate's brand dated as of December 8, 2000, by and among the Company and the shareholders of Elena's Food Specialties, Inc. (incorporated by reference to Exhibit 10.38 filed with the
         Company's 2000 Form 10-K)
10.39    Fifth Amendment to Credit Agreement between the Company and Imperial Bank dated August 2, 1999

*Management contract or compensatory plan or arrangement covering executive officers or directors of the Company and its former subsidiary, Upscale Food Outlets, Inc.