Form 10-Q
period 2001-07-01
MONTEREY PASTA CO
filed 2001-08-06
CIK 913032

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

/x/	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended July 1, 2001.

/ /	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from:                to:               .

Commission File Number 0-22534-LA

MONTEREY PASTA COMPANY
(Exact name of registrant as specified in its charter)

Delaware	77-0227341
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1528 Moffett Street
Salinas, California 93905
(Address of principal executive offices)

Telephone: (831) 753-6262
(Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    At August 6, 2001, 13,516,421 shares of common stock, $.001 par value, of the registrant were outstanding.

MONTEREY PASTA COMPANY

FORM 10-Q
Table of Contents

		Page
PART 1.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets (unaudited) July 1, 2001 and December 31, 2000	3
	Condensed Consolidated Statements of Operations (unaudited) Second Quarter Ended July 1, 2001 and June 25, 2000 and the Six Months Ended July 1, 2001 and June 25, 2000	4
	Condensed Consolidated Statements of Cash Flows (unaudited) Six Months Ended July 1, 2001 and June 25, 2000	5
	Notes to Unaudited Consolidated Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	8
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	15
Item 2.	Changes in Securities	15
Item 3.	Defaults Upon Senior Securities	15
Item 4.	Submission of Matters to a Vote of Security Holders	15
Item 5.	Other Information	15
Item 6.	Exhibits and Reports on Form 8-K	15
Signature Page		16
Exhibit Index		17

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

MONTEREY PASTA COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	July 1, 2001	December 31, 2000
ASSETS
Current assets:
Cash and cash equivalents	$4,054,331	$1,457,499
Accounts receivable, net	5,068,159	4,944,009
Inventories	3,475,964	3,088,097
Deferred tax assets—short term	2,093,656	3,379,200
Prepaid expenses and other	964,727	415,438

Total current assets	15,656,837	13,284,243
Property and equipment, net	10,840,827	9,838,097
Deferred tax assets—long term	518,300	379,800
Intangible assets, net	1,481,697	1,590,555
Deposits and other	101,160	96,316

Total assets	$28,598,821	$25,189,011

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,638,081	$2,139,767
Accrued liabilities	1,400,417	1,313,225
Current portion of long-term debt	31,440	32,398

Total current liabilities	4,069,938	3,485,390

Long-term debt	33,130	40,179

Commitments and contingencies
Stockholders' equity:
Common stock	42,110,383	41,175,344
Deferred compensation	(160,299)	—
Accumulated deficit equity	(17,454,331)	(19,511,902)

	24,495,753	21,663,442

Total liabilities and stockholders' equity	$28,598,821	$25,189,011

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONTEREY PASTA COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Second quarter ended		Six months ended
	July 1, 2001	June 25, 2000	July 1, 2001	June 25, 2000
2000
Net revenues	$14,011,656	$11,045,842	$28,744,117	$22,201,381
Cost of sales	8,882,096	6,785,612	17,896,544	13,817,070

Gross profit	5,129,560	4,260,230	10,847,573	8,384,311
Selling, general and administrative	3,802,693	2,815,802	7,570,352	5,747,357

Operating income	1,326,867	1,444,428	3,277,221	2,636,954
Gain on disposition of assets	—	—	17,759	—
Other income (expense), net	2,469	(6,828)	675	(2,902)
Interest income (expense), net	24,380	(26,037)	49,989	(53,055)

Income before provision for income taxes	1,353,716	1,411,563	3,345,644	2,580,997
Provision for income taxes	(521,181)	(100,000)	(1,288,073)	(175,000)

Net income	$832,535	$1,311,563	$2,057,571	$2,405,997

Basic income per share	$0.06	$0.10	$0.15	$0.18

Diluted income per share	$0.06	$0.09	$0.14	$0.18

Primary shares outstanding	13,366,923	13,255,655	13,344,518	13,151,883
Diluted shares outstanding	14,215,550	13,846,620	14,196,216	13,733,096

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONTEREY PASTA COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
	July 1, 2001	June 25, 2000
Cash flows from operating activities:
Net income from operations	$2,057,571	$2,405,997
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	1,147,044	—
Depreciation and amortization	817,039	654,361
Provisions for allowances for bad debts, returns, Adjustments and spoils	(83,314)	310,996
Tax benefit for disqualifying dispositions	103,806	—
Gain on disposition of property and equipment	(17,759)	—
Expenses paid in common stock and options	172,465	—
Changes in assets and liabilities:
Accounts receivable	(40,836)	(552,307)
Inventories	(387,867)	255,847
Prepaid expenses and other	(554,132)	69,814
Accounts payable	498,314	(670,475)
Accrued expenses	87,192	137,853

Net cash provided by operations	3,799,523	2,612,086

Cash flows from investing activities:
Proceeds from sale of assets	25,156	—
Purchase of property and equipment	(1,707,355)	(2,514,394)

Net cash used in investing activities	(1,682,199)	(2,514,394)

Cash flows from financing activities:
Proceeds from revolving line of credit	—	8,661,761
Repayments on revolving line of credit	—	(8,637,416)
Repayment of long term debt and capital lease obligations	(18,961)	(49,708)
Proceeds from issuance of common stock	498,469	377,457

Net cash provided by financing activities	479,508	352,094

Net increase in cash and cash equivalents	2,596,832	449,786
Cash and cash equivalents, beginning of period	1,457,499	71,399

Cash and cash equivalents, end of period	$4,054,331	$521,185

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONTEREY PASTA COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

    The condensed consolidated financial statements have been prepared by Monterey Pasta Company (the "Company") and are unaudited. Certain amounts shown in the 2000 financial statements have been reclassified to conform to the current presentation. The financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not necessarily include all information and footnotes required by generally accepted accounting principles and should be read in conjunction with the Company's 2000 Annual Report on Form 10-K. In the opinion of the Company, all adjustments necessary to present fairly the Company's consolidated financial position, results of operations and cash flows as of July 1, 2001, and for all the periods presented have been recorded. A description of the Company's accounting policies and other financial information is included in the audited consolidated financial statements as filed with the Securities and Exchange Commission in the Company's Form 10-K for the year ended December 31, 2000. The consolidated results of operations for the interim quarterly periods are not necessarily indicative of the results expected for the full year.

2. New Accounting Pronouncements

    In May 2000, the EITF reached a consensus on Issue 00-14, "Accounting for Certain Sales Incentives." This issue addresses the recognition, measurement, and income statement classification for sales incentives offered voluntarily by a vendor without charge to customers that can be used in, or are exercisable by a customer as a result of, a single exchange transaction. Issue 00-14, as amended in April 2001, will be effective for the Company's 2002 fiscal year. The Company is currently analyzing Issue 00-14. However, based on management's current understanding and interpretation, Issue 00-14 is not expected to have a material impact on the Company's financial position or results of operations, except that certain reclassifications may occur.

    In April 2001, the EITF reached a consensus on Issue 00-25, "Vendor Income Statement Characterization of Consideration to a Purchaser of the Vendor's Products or Services." This issue addresses the recognition, measurement and income statement classification of consideration, other than that directly addressed by Issue 00-14, from a vendor to a retailer or wholesaler. Issue 00-25 will be effective for the Company's 2002 fiscal year. The Company is currently analyzing Issue 00-25. However, based on management's current understanding and interpretation, Issue 00-25 is not expected to have a material impact on the Company's financial position or results of operations, except that certain reclassifications may occur. The consenses reached in Issue 00-25 and Issue 00-14 (amended by Issue 00-25) are effective for fiscal quarters beginning after December 15, 2001.

    In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

    SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

    The Company's previous business combinations were accounted for using the purchase method. As of July 1, 2001, the net carrying of amount of goodwill is $1,401,000 and other intangible assets is $81,000. Amortization expense during the six-month period ended July 1, 2001 was $109,000. At present, the Company is currently assessing but has not yet determined the impact the adoption of SFAS 141 and SFAS 142 will have on its financial position and results of operations.

3. Inventories

    Inventories consisted of the following:

	July 1, 2001	December 31, 2000
Production — ingredients	$1,535,810	$1,168,907
Production — finished Goods	782,152	1,089,653
Paper goods, parts and packaging materials	1,245,502	857,037

	3,563,464	3,115,597
Reserve for spoils and obsolescence	(87,500)	(27,500)

Net inventory	$3,475,964	$3,088,097

4. Property and Equipment

    Property, plant and equipment consisted of the following:

	July 1, 2001	December 31, 2000
Machinery and equipment	$9,111,493	$8,269,797
Leasehold improvements	4,085,145	3,592,696
Computers equipment	890,112	879,575
Vehicles	257,966	391,302

	14,344,716	13,133,370
Less accumulated depreciation and amortization	(5,851,302)	(5,297,906)

	8,493,414	7,835,464
Construction in progress	2,347,413	2,002,633

Property and equipment, net	$10,840,827	$9,838,097

5. Notes, Loans, and Capitalized Leases Payable

    Components of long-term debt included the following:

	July 1, 2001	December 31, 2000
Capitalized leases	$64,570	$72,577
Less current maturities	31,440	32,398

Long-term portion	$33,130	$40,179

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

    The terms of the Credit Facility prohibit the payment of cash dividends (except with written approval) on the Company's capital stock and restricts payments for, among other things, repurchasing shares of its capital stock. Other terms of the Credit Facility limit the Company with respect to, among other things, (i) incurring additional indebtedness, (ii) adversely changing the capital structure, and (iii) acquiring assets other than in the normal course of business including specific limits on annual capital expenditures (currently $4.25 million). As of July 1, 2001, there were no violations of any loan covenants and no loans outstanding.

6. Income Taxes

    The Company's income tax expense for the three months ended July 1, 2001 consists of estimated State and Federal taxes and Delaware corporation tax. Deferred tax assets, principally related to the expected benefit from utilization of net operating loss carryforwards, offset most of the estimated book taxes, with actual cash tax payments of $129,000 year-to-date for the current fiscal year. Deferred tax assets remaining on the Balance Sheet at the end of the second quarter to offset future cash taxes, are $2,094,000 short term and $518,000 long term.

7. Litigation

    There are no other material pending legal proceedings, other than ordinary, routine litigation incidental to the Company's business, to which the Company is a party or to which any of its property is subject.

8. Stockholders' Equity

    During the first six months of 2001, employee options representing 47,534 shares of common stock were exercised. Non-plan options representing 149,589 shares of common stock granted to the shareholders and plant manager of Frescala Foods, Inc. as part of the March 1999 acquisition were also exercised. In addition, warrants, with an exercise price of $6.50 and an expiration date of May 1, 2003, representing 310 shares of company common stock, were exercised. These warrants were originally issued in connection with a July 1996 private placement in which the Company issued warrants to purchase up to 400,750 shares of common stock. Warrants representing up to 398,250 shares of common stock remain unexercised in connection with the July 1996 private placement. Additionally, 2,504 employee stock purchase plan shares were issued.

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

    The Company sells its pasta and pasta sauces through leading grocery store chains and club stores. As of July 1, 2001, approximately 6,100 grocery and club stores offered the Company's products. The Company plans to continue expansion of its distribution to grocery and club stores in its current market area and to further its penetration in other geographic regions of the U.S.

    Monterey Pasta's objective is to become a leading national supplier of refrigerated gourmet food products through distribution of its products to grocery and club stores. The key elements of the Company's strategy include the following:

  •
  Expand market share through same-store revenue growth, addition of new grocery and club store chains, geographic diversification, and product line expansion, including creation of additional meal occasions using Monterey Pasta products.

  •
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

  •
  Use the Company's Internet presence to create awareness of, and make available, Monterey Pasta products in areas in which they are not currently available, and to support the Company's existing retail and club store accounts.

  •
  Reduce operating costs as a per cent of sales through continual evaluation of administrative and production staffing and procedures. The Company will consider additional capital improvements at its manufacturing facility in order to increase production efficiencies and capacities, and to reduce the Company's cost of goods on a per unit basis.

  •
  Create brand awareness by communicating to the consumer that Monterey Pasta Company provides a healthful and nutritious line of products and promote repeat business by reinforcing positive experiences with the Company's products.

  •
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

Results of Operations

    Net revenues from operations were $14,012,000 for the second quarter ended July 1, 2001, as compared to $11,046,000 for the second quarter ended June 25, 2000, a 27% increase. For the six months ended July 1, 2001, net revenues increased $6,542,000 to $28,744,000 from $22,201,000 for the six months ended June 25, 2000, a 29% increase. The quarterly increase in sales over last year resulted primarily from the Company's additional club and retail store distribution and an increase in same-store sales. The year-to-date increase also resulted from an increase in club and retail distribution, and an increase in same-store sales in some venues

    Gross profit was $5,130,000 or 37% of net revenues for the second quarter 2001, compared to $4,260,000 or 39% for the second quarter of 2000. For the six months ended July 1, 2001, gross profit was $10,848,000 or 38% compared to $8,384,000 or 38% for the six months ended June 25, 2000. This compares to a 38% gross margin for the year ended December 31, 2000. Gross margins in the second quarter were adversely affected by increased energy costs, increased dairy ingredient prices, and production inefficiencies associated with rapid national rollout of the calzone and borsellini lines.

    Selling, general and administrative expenses ("SG&A") for the second quarter ended July 1, 2001, were $3,803,000, an increase of 35% as compared to $2,816,000 in the same quarter last year. For the six months ended July 1, 2001, SG&A totaled $7,570,000, an increase of 32% as compared to $5,747,000 for the same period last year. The year-to-date increases compared to 2000 are related to variable selling expenses associated with the 29% sales increase, planned additional product demonstrations associated with the added club store business and national rollout of borsellini, pizzas, and calzones, and the addition of several salaried positions. Management believes that the current level of SG&A expenses is consistent with efficient operations, and additional expenses in future months, mainly in the sales and marketing area, will be directly associated with increased levels of profitable sales. On a year-to-date basis SG&A expenses were 26.3% of sales compared with 25.9% for the first six months of fiscal 2000. For fiscal year-end 2000 SG&A expenses were 25.8% of sales.

    Depreciation and amortization expense, included in cost of sales and SG&A, was $412,000 or 3% of net revenues for the quarter ended July 1, 2001, compared to $330,000 or 3% of net revenues for the quarter ended June 25, 2000. For the six months ended July 1, 2000, depreciation and amortization expense was $817,000, compared to $654,000 for the same period a year ago. The additional expense in 2001 was a result of amortization associated with the December 2000 acquisition of the Nate's polenta business, as well as depreciation associated with the significant 2000 capital program.

    There was no gain or loss on disposition of fixed assets for the second quarter ended July 1, 2001, and no gain or loss for the same period a year ago. For the six months ended July 1, 2001, there was an $18,000 gain on disposition of fixed assets, compared to no gain or loss for the six months ended June 25, 2000. The 2001 gain was related to disposal of two vehicles.

    Net interest income was $24,000 for the quarter ended July 1, 2001, compared to a net expense of $26,000 for the same quarter in 2000. For the six months ended July 1, 2001, net interest income was

$50,000, compared to a net interest expense of $53,000 for the six months ended June 25, 2000. The interest income is a result of the additional cash generated from the increased profit level, which eliminated loan balances.

Liquidity and Capital Resources

    During the six month period ended July 1, 2001, $3,800,000 of cash was provided by the Company's operations, compared to $2,612,000 cash provided in the first six months of 2000. The 2001 increase is primarily attributable to the substantial sales growth, and the resultant increase in net income plus non-cash expenses. There were also proceeds of $498,000 from the exercise of options, which partially funded the fixed asset expenditures, which were $1,707,000 year-to-date.

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

    In keeping with its strategy of generating sustainable sales growth, in the second quarter of 2001 the Company worked aggressively to expand the distribution of its new line of Veil-Thin Pastas. These products were successfully introduced to the Company's warehouse club store accounts in the first quarter of 2001, and expansion to additional divisions of Costco Wholesale continued in the second quarter.

    Also in the second quarter of 2001, the Company began its introduction of Veil-Thin Pasta to retail accounts. The introduction has enjoyed early success with acceptance from major chains such as Albertson's, Raley's and Safeway.

    From a new products perspective, expansion of the Company's club store business continued in the second quarter of 2001, with the introduction of a new line of "Italian Classic" pasta sauces into selected divisions of Costco Wholesale. The Company will continue the rollout of the new sauce line to both warehouse club and retail accounts in the third quarter.

Business Risks

    Certain characteristics and dynamics of the Company's business and of financial markets generally create risks to the Company's long-term success and to predictable quarterly results. These risks include:

  •
  No Assurance of Continued Profitability. In the second quarter of 1994, the Company reported its first operating loss from continuing operations. Subsequent to that quarter the Company incurred losses through the first quarter of 1997, after which it regained profitability, which has continued for seventeen consecutive quarters. At July 1, 2001, the Company had an accumulated deficit of $17,454,000. There can be no assurance that the Company will maintain its recent profitability in the long or short term.

  •
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

  •
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

  •
  Impact of Inflation. Except for dairy ingredients and energy price increases, (see "California Energy Crisis" and "Dairy Ingredients Prices" risks on page 12), the Company believes that inflation has not had a material impact on its operations through 2001. Substantial increases in labor, employee benefits, freight, ingredients and packaging, rents and other operating expenses, and further increases in cheese and energy prices could adversely affect the operations of the Company's business in future periods. The Company cannot predict whether such increases will occur in the future, or their magnitude.

  •
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

  •
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

  •
  Dependence on Major Customers. During the first six months of 2001, two customers, Costco and Sam's Club stores, accounted for 48% and 30%, respectively, of the Company's total revenues. The Company currently sells its products to seven separate Costco regions (approximately 250 stores) which make purchasing decisions independently of one another. These regions re-evaluate, on a regular basis, the products carried in their stores. There can be no assurance that these Costco regions will continue to offer Monterey Pasta products in the future or continue to allocate Monterey Pasta the same amount of shelf space. The Company also supplies its products to approximately 430 Sam's Club stores. Purchasing decisions are made at the company headquarters with input from the store level. While the Company is in the fourth year of its relationship with Sam's, and this relationship is expected to continue, there can be no assurance that Sam's Club stores will continue to carry its products. Loss of either of these customers, Costco or Sam's Club, would have a material adverse effect on the Company.

  •
  Seasonality and Quarterly Results. The Company's grocery and club store accounts are expected to experience seasonal fluctuations to some extent. The Company's business in general may also be affected by a variety of other factors, including but not limited to general economic trends, competition, marketing programs, and special or unusual events.

  •
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

  •
  California Energy Crisis. California is in the midst of an energy crisis that could disrupt the Company's operations and increase the Company's energy expenses. In the event of an acute power shortage, when power reserves for California fall below 1.5%, electricity providers have on some occasions implemented, and may in the future implement, rolling blackouts. If blackouts interrupt the power supply to the Company's production facilities, such facilities would temporarily be unable to continue production. Any such interruption could result in a loss of revenue as a result of reduced production and, in severe cases, spoilage of food product. In addition, related to the energy crisis, many of the electricity and natural gas suppliers have raised their rates substantially. Because the Company has most of its operations in California, its operating costs will be affected by an increase in electricity and natural gas prices. As a result, the Company's operating results are likely to be affected in some measure by the current California energy crisis.

  •
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

  •
  Dairy Ingredients Prices. During the first six months of 2001 average price of certain dairy ingredients increased over 40% compared with the average of the prior twelve months, as measured by butterfat prices published by the State of California Department of Food and Agriculture. Because the Company utilizes various dairy ingredients in many of its products, its operating costs will be affected by an increase in those ingredients. The Company's operating results were affected in the first six months of 2001, and may be affected in some measure in future months by the current price increases. Dairy ingredients historically tend to be cyclical in nature and subject to declines in price as well as increases. Management cannot predict with certainty the duration or magnitude of the current price cycle.

New Accounting Pronouncements

    In May 2000, the EITF reached a consensus on Issue 00-14, "Accounting for Certain Sales Incentives." This issue addresses the recognition, measurement, and income statement classification for sales incentives offered voluntarily by a vendor without charge to customers that can be used in, or are exercisable by a customer as a result of, a single exchange transaction. Issue 00-14, as amended in April 2001, will be effective for the Company's 2002 fiscal year. We are currently analyzing Issue 00-14. However, based on management's current understanding and interpretation, Issue 00-14 is not expected to have a material impact on the our financial position or results of operations, except that certain reclassifications may occur.

    In April 2001, the EITF reached a consensus on Issue 00-25, "Vendor Income Statement Characterization of Consideration to a Purchaser of the Vendor's Products or Services." This issue addresses the recognition, measurement and income statement classification of consideration, other than that directly addressed by Issue 00-14, from a vendor to a retailer or wholesaler. Issue 00-25 will be effective for the our 2002 fiscal year. We are currently analyzing Issue 00-25. However, based on our current understanding and interpretation, Issue 00-25 is not expected to have a material impact on our financial position or results of operations, except that certain reclassifications may occur. The consenses reached in Issue 00-25 and Issue 00-14 (amended by Issue 00-25) are effective for fiscal quarters beginning after December 15, 2001.

    In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that we recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that we reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

    SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that we identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires us to complete a transitional goodwill impairment test six months from the date of adoption. We are also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

    Our previous business combinations were accounted for using the purchase method. As of July 1, 2001, the net carrying of amount of goodwill is $1,401,000 and other intangible assets is $81,000. Amortization expense during the six-month period ended July 1, 2001 was $109,000. At present, We are currently assessing but have not yet determined the impact the adoption of SFAS 141 and SFAS 142 will have on our financial position and results of operations.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

    There are no other material pending legal proceedings, other than ordinary, routine litigation incidental to the Company's business, to which we the Company is a party or to which any of its property is subject.

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

MONTEREY PASTA COMPANY
Date: August 6, 2001	By:	/s/ R. LANCE HEWITT R. Lance Hewitt Chief Executive Officer
	By:	/s/ STEPHEN L. BRINKMAN Stephen L. Brinkman Chief Financial Officer

Index to Exhibits

3.1	Certificate of Incorporation dated August 1, 1996 (incorporated by reference from Exhibit B to the Company's 1996 Proxy)
3.2	Bylaws of the Company (incorporated by reference from Exhibit C to the 1996 Proxy)
4.1	Form of Warrant for purchase of the Company's Common Stock, dated as of July 1, 1996 (incorporated by reference from Exhibit 4.5 filed with the Company's 1996 Form S-3)
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
10.4
Amendment No. 1 dated February 1, 1995 and Amendment No. 2 dated March 1, 1995 to Monterey County Production Facility Lease of the Company (incorporated by reference from Exhibit 10.6 filed with the 1995 Form 10-K)
10.5
Amendment No. 3 dated September 12, 1997, and Amendment No. 4 dated February 6, 1999 to Monterey County Production Facility Lease of the Company (incorporated by reference from Exhibit 10.5 filed with the Company's September 27, 1999 Quarterly Report on Form 10-Q dated November 4, 1999 ("1999 Q3 10-Q"))

10.6
Trademark Registration—MONTEREY PASTA COMPANY, under Registration No. 1,664,278, registered on November 12, 1991 with the U.S. Patent and Trademark Office (incorporated by reference from Exhibit 10.09 to the SB-2)
10.7
Trademark Registration—MONTEREY PASTA COMPANY, under Registration No. 1,943,602, registered on December 26, 1995 with the U.S. Patent and trademark Office (incorporated by reference from Exhibit 10.24 to the 1995 Form 10-K)
10.8
Trademark Registration—MONTEREY PASTA COMPANY and Design, under Registration No. 1,945,131, registered on January 2, 1996 with the U.S. Patent and trademark Office (incorporated by reference from Exhibit 10.25 to the 1995 Form 10-K)
10.9
Trademark Registration—MONTEREY PASTA COMPANY and Design, under Registration No. 1,951,624, registered on January 23, 1996 with the U.S. Patent and Trademark Office (incorporated by reference from Exhibit 10.26 to the 1995 Form 10-K)
10.10
Trademark Registration—MONTEREY PASTA COMPANY and Design, under Registration No. 1,953,489, registered on January 30, 1996 with the U.S. Patent and Trademark Office (incorporated by reference from Exhibit 10.27 to the 1995 Form 10-K)
10.11
Registration Rights Agreement dated as of June 15, 1995 with GFL Advantage Fund Limited, as amended on October 13 and 19, 1995, respectively (incorporated by reference from Exhibit 10.2 to the 1995 Q2 10-Q, and Exhibits 10.6 and 10.7 to the Company's S-3 Registration Statement No. 33-96684, filed on December 12, 1995 ("1995 S-3"))
10.12*
The Company's 401(k) Plan, established to be effective as of January 1, 1996, adopted by the Board of Directors on June 7, 1996 (incorporated by reference from Exhibit 10.44 to the Company's Quarterly Report on Form 10-Q on August 13, 1996 ("1996 Q2 10-Q"))
10.13*
Directed Employee Benefit Trust Agreement dated June 17, 1996 between the Company and The Charles Schwab Trust Company, as Trustee of the Company's 401(k) Plan (incorporated by reference from Exhibit 10.45 to the 1996 Q2 10-Q)
10.14
Security and Loan Agreement (Accounts Receivable and/or Inventory) dated July 24, 1997 between the Company and Imperial Bank (incorporated by reference from Exhibit 10.47 of the Company's Pre-Effective Amendment No. 3 to Form S-3 filed on October 14, 1997 ("1997 Amendment No. 3 to Form S-3"))
10.15*
Agreement Regarding Employment, Trade Secrets, Inventions, and Competition dated May 26, 1997 with Mr. R. Lance Hewitt (incorporated by reference from Exhibit 10.48 of the 1997 Amendment No. 3 to Form S-3)
10.16*
Employment Agreement dated August 25, 1997 with Mr. Stephen L. Brinkman (incorporated by reference to Exhibit 10.49, in the Company's September 28, 1997 Quarterly Report on Form 10-Q filed on November 10, 1997)
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
10.37
Asset Purchase Agreement dated as of December 8, 2000, by and among the Company and the shareholders of Elena's Food Specialties, Inc. (incorporated by reference to Exhibit 10.37 filed with the Company's 2000 Form 10-K)
10.38
Limited License for use of Nate's brand dated as of December 8, 2000, by and among the Company and the shareholders of Elena's Food Specialties, Inc. (incorporated by reference to Exhibit 10.38 filed with the Company's 2000 Form 10-K)
10.39
Fifth Amendment to Credit Agreement between the Company and Imperial Bank dated August 2, 1999 (incorporated by reference to Exhibit 10.39 in the Company's April 1, 2001 Quarterly Report on Form 10-Q filed on May 7, 2001)

*
Management contract or compensatory plan or arrangement covering executive officers or directors of the Company and its former subsidiary, Upscale Food Outlets, Inc.

QuickLinks

MONTEREY PASTA COMPANY FORM 10-Q Table of Contents
PART I. FINANCIAL INFORMATION
MONTEREY PASTA COMPANY CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
MONTEREY PASTA COMPANY CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
MONTEREY PASTA COMPANY CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
MONTEREY PASTA COMPANY NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
PART II. OTHER INFORMATION
SIGNATURES
Index to Exhibits