Form 10-Q
period 2001-09-30
MONTEREY PASTA CO
filed 2001-11-07
CIK 913032

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒            Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                For the quarterly period ended September 30, 2001.

☐            Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

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

Yes   ☒                                                       No ☐

At November 7, 2001, 13,646,042 shares of common stock, $.001 par value, of the registrant were outstanding.

MONTEREY PASTA COMPANY

FORM 10-Q

Table of Contents

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Consolidated Balance Sheets (unaudited) September 30, 2001 and December 31, 20006

Condensed Consolidated Statements of Operations (unaudited) Third quarter ended September 30, 2001 and September 24, 2000 and the nine months ended September 30, 2001 and September 24, 2000

Condensed Consolidated Statements of Cash Flows (unaudited) Nine months ended September 30, 2001 and September 24, 2000

Notes to Unaudited Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Changes in Securities

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits and Reports on Form 8-K

Signature Page

Exhibit Index

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

MONTEREY PASTA COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30, 2001	December 31, 2000
ASSETS
Current assets:
Cash and cash equivalents	$4,575,668	$1,457,499
Accounts receivable, net	6,290,767	4,944,009
Inventories	3,808,312	3,088,097
Deferred tax assets-short term	1,427,326	3,379,200
Prepaid expenses	1,065,760	415,438

Total current assets	17,167,833	13,284,243

Property and equipment, net	10,858,271	9,838,097
Deferred tax assets-long term	518,300	379,800
Intangible assets, net	1,427,268	1,590,555
Deposits	100,182	96,316

Total assets	$30,071,854	$25,189,011

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,547,729	$2,139,767
Accrued liabilities	1,604,965	1,313,225
Current portion of long-term debt	31,350	32,398

Total current liabilities	4,184,044	3,485,390

Long-term debt	25,042	40,179

Commitments and contingencies

Stockholders' equity:
Common stock	42,382,831	41,175,344
Deferred compensation	(165,019)	-
Accumulated deficit	(16,355,044)	(19,511,902)
Total stockholders' equity	25,862,768	21,663,442

Total liabilities and stockholders' equity	$30,071,854	$25,189,011

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONTEREY PASTA  COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Third quarter ended		Nine months ended
	September 30, 2001	September 24, 2000	September 30, 2001	September 24, 2000
Net revenues	$14,929,347	$12,160,813	$43,673,464	$34,362,194
Cost of sales	9,382,952	7,364,434	27,279,496	21,181,504
Gross profit	5,546,395	4,796,379	16,393,968	13,180,690

Selling, general and administrative	3,788,985	3,184,707	11,359,337	8,932,064

Operating income	1,757,410	1,611,672	5,034,631	4,248,626

Gain on disposition of assets	2,571	-	20,330	-
Other income/(expense), net	374	(4,360)	1,049	(7,262)
Interest income (expense), net	27,293	(6,901)	77,282	(59,956)

Income before provision for income (expense)	1,787,648	1,600,411	5,133,292	4,181,408

Provision for income tax (expense)	(688,362)	225,000	(1,976,435)	50,000

Net income	$1,099,286	$1,825,411	$3,156,857	$4,231,408

Basic income per share	$0.08	$0.14	$0.24	$0.32
Diluted income per share	$0.08	$0.13	$0.22	$0.31

Primary shares outstanding	13,583,153	13,278,210	13,424,435	13,193,992

Diluted shares outstanding	14,378,552	13,939,510	14,257,387	13,801,901

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONTEREY PASTA COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended
	September 30, 2001	September 24, 2000
Cash flows from operating activities:
Net income from operations	$3,156,857	$4,231,408
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Deferred income taxes	1,813,374	(272,000)
Depreciation and amortization..	1,234,558	1,004,239
Provisions for allowances for bad debts, returns, adjustments and spoils	(19,760)	280,556
Tax benefit for disqualifying dispositions	103,806	-
Gain on disposition of assets	(20,330)	-
Expenses paid in common stock and options	167,746	-
Changes in assets and liabilities:
Accounts receivable	(1,326,998)	(2,288,409)
Inventories	(720,215)	294,948
Prepaid expenses and other	(650,322)	52,340
Accounts payable	407,962	(517,890)
Accrued expenses	291,740	767,158
Deposits	(3,866)	(8,600)
Net cash provided by operations	4,434,552	3,543,750

Cash flows from investing activities:
Proceeds from sale of assets	28,559	-
Purchase of property and equipment	(2,088,720)	(3,225,860)
Net cash used in investing activities	(2,060,161)	(3,225,860)

Cash flows from financing activities:
Proceeds from revolving line of credit	-	11,315,761
Repayments on revolving line of credit	-	(11,920,646)
Repayment of long term debt and capital lease obligations	(27,139)	(75,048)
Proceeds from issuance of common stock	770,917	378,382
Net cash used in financing activities	743,778	(301,551)

Net increase in cash and cash equivalents	3,118,169	16,339

Cash and cash equivalents, beginning of period	1,457,499	71,399
Cash and cash equivalents, end of period	$4,575,668	$87,738

The accompanying notes are an integral part of these consolidated financial statements.

MONTEREY PASTA COMPANY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.             Basis of Presentation

                The condensed consolidated financial statements have been prepared by Monterey Pasta Company (the “Company”) and are unaudited.  Certain amounts shown in the 2000 financial statements have been reclassified to conform to the current presentation.  The financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not necessarily include all information and footnotes required by generally accepted accounting principles and should be read in conjunction with the Company’s 2000 Annual Report on Form 10-K.   In the opinion of the Company, all adjustments necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows as of September 30, 2001, and for all the periods presented have been recorded.  A description of the Company’s accounting policies and other financial information is included in the audited consolidated financial statements as filed with the Securities and Exchange Commission in the Company’s Form 10-K for the year ended December 31, 2000.  The consolidated results of operations for the interim quarterly periods are not necessarily indicative of the results expected for the full year.

2.             New Accounting Pronouncements

                In May 2000, the EITF reached a consensus on Issue 00-14, "Accounting for Certain Sales Incentives." This issue addresses the recognition, measurement, and income statement classification for sales incentives offered voluntarily by a vendor without charge to customers that can be used in, or are exercisable by a customer as a result of, a single exchange transaction.  Issue 00-14, as amended in April 2001, will be effective for the Company’s 2002 fiscal year.  The Company is currently analyzing Issue 00-14. However, based on management's current understanding and interpretation, Issue 00-14 is not expected to have a material impact on the Company’s financial position or results of operations, except that certain reclassifications may occur.

In April 2001, the EITF reached a consensus on Issue 00-25, "Vendor Income Statement Characterization of Consideration to a Purchaser of the Vendor's Products or Services." This issue addresses the recognition, measurement and income statement classification of consideration, other than that directly addressed by Issue 00-14, from a vendor to a retailer or wholesaler. Issue 00-25 will be effective for the Company’s 2002 fiscal year. The Company is currently analyzing Issue 00-25. However, based on management's current understanding and interpretation, Issue 00-25 is not expected to have a material impact on the Company’s financial position or results of operations, except that certain reclassifications may occur. The consenses reached in Issue 00-25 and Issue 00-14 as amended are effective for fiscal quarters beginning after December 15, 2001.

In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, “Business Combinations” (SFAS 141), and No. 142, “Goodwill and Other Intangible Assets” (SFAS 142).  SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001.  SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria.  SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001.  It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

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

The Company’s previous business combinations were accounted for using the purchase method.  As of September 30, 2001, the net carrying of amount of goodwill is $1,358,000 and other intangible assets is $69,000.  Amortization expense during the nine-month period ended September 30, 2001 was $163,000.  At present, the Company is currently assessing but has not yet determined the impact the adoption of SFAS 141 and SFAS 142 will 00have on its financial position and results of operations.

3.             Inventories

                Inventories consisted of the following:

	September 30,2001	December 31, 2000

Production - Ingredients	$1,497,919	$1,168,907
Production – Finished Goods	1,116,032	1,089,653
Paper goods and packaging materials	1,311,861	857,037
	3,925,812	3,115,597
Reserve for spoils and obsolescence	(117,500)	(27,500)

Net inventory	$3,808,312	$3,088,097

4.             Property and Equipment

                Property, plant and equipment consisted of the following:

	September 30, 2001	December 31, 2000

Machinery and equipment	$9,588,048	$8,269,797
Leasehold improvements	4,107,103	3,592,696
Computers, office furniture and equipment	900,326	879,575
Vehicles	295,113	391,302
	14,890,590	13,133,370
Less accumulated depreciation and amortization	(6,214,164)	(5,297,906)
	8,676,426	7,835,464
Construction in progress	2,181,845	2,002,633
Property, plant and equipment, net	$10,858,271	$9,838,097

5.             Notes, Loans, and Capitalized Leases Payable

                Components of long-term debt included the following:

	September 30, 2001	December 31, 2000

Capitalized leases.	$56,392	$72,577

Less current maturities	31,350	32,398
Long-term portion..	$25,042	$40,179

                Credit Facility

On August 1, 2001 Imperial Bank provided a new multi-year credit facility to the Company.  The existing accounts receivable and inventory revolver was renewed to expire October 31, 2003 with a commitment of $1.5 million and interest at either prime rate or LIBOR plus 185 basis points for a debt/tangible net worth ratio of less than 1.0:1.  LIBOR premium increases 25 basis points for  debt/tangible net worth ratios from 1.0 to 1.25:1, with another 25 basis point increase for debt/tangible net worth ratios above 1.25:1.  In addition, the Company’s lender approved a $8.5 million non-revolving term facility in the event of a need for major capital expenditures and acquisitions to expire October 31, 2009.   Pricing is at either prime rate or LIBOR plus premiums for the same debt/tangible net worth ratios beginning at 200 basis points over LIBOR and increasing 25 basis points for successive debt/tangible net worth increments.  The total credit facility is $10.0 million.  The term loan facility is subject to annual review if unused.  If used it converts to an 84 month term loan.

The terms of the Credit Facility prohibit the payment of cash dividends (except with written approval) on the Company’s capital stock and restricts payments for, among other things, repurchasing shares of its capital stock.  Other terms of the Credit Facility limit the Company with respect to, among other things, (i) incurring additional indebtedness,  (ii) adversely changing the capital structure, and (iii) acquiring assets other than in the normal course of business including specific limits on annual capital expenditures (currently $4.25 million).  As of September 30, 2001, there were no violations of any loan covenants and no loans outstanding.

6.             Income Taxes

The Company’s income tax expense for the three months ended September 30, 2001 consists of estimated State and Federal taxes and Delaware corporation tax.   Deferred tax assets, principally related to the expected benefit from utilization of net operating loss carryforwards, offset most of the estimated book taxes, with actual cash tax payments of $150,000 year-to-date for the current fiscal year.  Deferred tax assets remaining on the Balance Sheet at the end of the third quarter to offset future cash taxes, are $1,427,000 short term and $518,000 long term.

The findings in a 2000 Federal Court case for an unrelated party involving some similar issues and fact patterns indicated that certain losses arising in connection with the Company’s previously-owned subsidiary Upscale Food Outlets, Inc. would probably not be useable by the Company.  Accordingly, in the third quarter of 2000, beginning of year Federal NOLs were reduced by approximately $17.6 million.  The resulting $5.4 million reduction in gross deferred tax assets in 2000 had no effect since it had been fully reserved.

In 2001, the Federal Court case referred to above was reversed on appeal.  The Internal Revenue Service has issued a notice indicating it does not agree with the Federal Court’s decision. The IRS has recommended, and the government has filed, a petition for rehearing and reconsideration with the Federal Circuit Court.  Thus, although the NOLs have been restored, they are fully reserved, as it cannot currently be determined that their utilization is probable.

7.             Litigation, Contingencies and Subsequent Event

There are no material pending legal proceedings, other than ordinary, routine litigation incidental to the Company’s business, to which the Company is a party or to which any of its property is subject.

8.             Stockholders’ Equity

During the first nine months of 2001, employee and director options representing 171,784 shares of common stock were exercised.  Non-plan options representing 149,589 shares of common stock granted to the shareholders and plant manager of Frescala Foods, Inc. as part of the March 1999 acquisition were also exercised.  In addition, warrants with an exercise price of $6.50 and an expiration date of May 1, 2003, representing 523 shares of company common stock, were exercised.  These warrants were originally issued in connection with a July 1996 private placement in which the Company issued warrants to purchase up to 400,750 shares of common stock. Warrants representing up to 396,964 shares of common stock remain unexercised in connection with the July 1996 private placement.  Additionally, 5,875 employee stock purchase plan shares were issued.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion should be read in conjunction with the financial statements and related notes and other information included in this report.  The financial results reported herein do not indicate the financial results that may be achieved by the Company in any future period.

Other than the historical facts contained herein, this Quarterly Report contains forward-looking statements that involve substantial risks and uncertainties.  For a discussion of such risks and uncertainties, please see the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.  In addition to the risks and uncertainties discussed in the Annual Report, the risks set forth herein, including the Company’s ability to expand distribution of food products to new and existing customers, attract and retain qualified management, and compete in the competitive wholesale food products industry, should be considered.

Background

Monterey Pasta Company was incorporated in June 1989 as a producer and wholesaler of refrigerated gourmet pasta and sauces to restaurants and grocery stores in the Monterey, California area.  The Company has since expanded its operations to provide its products to grocery and club stores throughout the United States.  The Company’s overall strategic plan is to enhance the value of the Monterey Pasta Company brand name by distributing its gourmet food products through multiple channels of distribution.

The Company sells its pasta and pasta sauces through leading grocery store chains and club stores.  As of September 30, 2001, approximately 6,300 grocery and club stores offered the Company’s products.  The Company plans to continue expansion of its distribution to grocery and club stores in its current market area and to further its penetration in other geographic regions of the U.S.

Monterey Pasta’s objective is to become a leading national supplier of refrigerated gourmet food products through distribution of its products to grocery and club stores.  The key elements of the Company’s strategy include the following:

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

•

Use the Company’s Internet presence to create awareness of, and make available, Monterey Pasta products in areas in which they are not currently available, and to support the Company’s existing retail and club store accounts.

•

Reduce operating costs as a per cent of sales through continual evaluation of administrative and production staffing and procedures.  The Company will consider additional capital improvements at its manufacturing facility in order to increase production efficiencies and capacities, and to reduce the Company’s cost of goods on a per unit basis.

•

Create brand awareness by communicating to the consumer that Monterey Pasta Company provides a healthful and nutritious line of products and promote repeat business by reinforcing positive experiences with the Company’s products.

•

Consider the acquisition of other compatible companies or product lines to expand retail distribution, or the range of product offerings, or to accomplish other synergies where the acquisition will create long-term stockholder value.

The Company will continue to direct its advertising and promotional activities to specific programs customized to suit its retail grocery and club store accounts.  These will include in-store demonstrations, coupons, scan backs, cross-couponing and other related activities. There can be no assurance that the Company will be able to increase its net revenues from grocery and club stores.  Because the Company will continue to make expenditures associated with the expansion of its business, the Company’s results of operations may be affected.

The success of the Company’s acquisition strategy is dependent upon its ability to generate cash from current operations, attract new capital, find suitable acquisition candidates, and successfully integrate new businesses and operations.  There is no assurance that acquisitions can be financed from current cash flow, and, if not, that outside sources of capital will be available to supplement internally-generated funds.  There is no assurance that management can successfully select suitable acquisition candidates and that these new businesses can be successfully integrated to create long term stockholder value.

Results of Operations

Net revenues were $14,929,000 for the third quarter ended September 30, 2001, as compared to $12,161,000 for the third quarter ended September 24, 2000, an increase of 23%.   For the nine months ended September 30, 2001, net revenues increased $9,311,000 or 27% to $43,673,000 from $34,362,000 for the nine months ended September 24, 2000.  The year-to-date increase also resulted from an increase in club and retail distribution, and an increase in same-store sales in some venues.

Gross profit was $5,546,000 or 37% of net revenues for the third quarter of 2001, compared to $4,796,000 or 39.0% for the third quarter of 2000.  For the nine months ended September 30, 2001, gross profit was $16,394,000 or 38% compared to $13,181,000 or 38% for the nine months ended September 24, 2000.  Gross margins in the third quarter and year-to-date were adversely affected by increased energy costs, increased dairy ingredient prices, and production inefficiencies associated with rapid national rollout of the calzone and borsellini lines.   The production inefficiencies with borsellini and calzones were resolved late in the third quarter, and are not expected to impact fourth quarter 2001.

Selling, general and administrative expenses “SG&A” for the third quarter ended September 30, 2001, were $3,789,000, an increase of 19% or $604,000 when compared to $3,185,000 in the third quarter of 2000.  For the nine months ended September 30, 2001, SG&A increased $2,427,000 or 27% to $11,359,000 from $8,932,000 for the same period in 2000. The increases compared to 2001 are related to the 27% year-to-date sales increase, additional product demonstrations associated with the borsellini and calzone national rollouts, and the addition of several salaried positions.  Management believes that the current level of SG&A expenses is consistent with efficient operations, and increased expenses in future months, mainly in the sales and marketing area, will be directly associated with increased levels of profitable sales.

Depreciation and amortization expense, included in cost of sales and SG&A, was $417,000 or 3% of net revenues for the quarter ended September 30, 2001, compared to $350,000 or 3% of net revenues for the quarter ended September 24, 2000.  For the nine months ended September 30, 2001, depreciation and amortization expense was $1,235,000 or 3% of net revenues, compared to $1,004,000 for the same period last year, also 3% of net revenues. The additional expense in 2001 was a result of amortization associated with the December 2000 acquisition of the Nate’s polenta business, as well as depreciation associated with the significant 2000 capital program.

There was a gain on disposition of fixed assets for the third quarter ended September 30, 2001 of $3,000 compared with no gain or loss for the third quarter last year.  For the nine months ended September 30, 2001, there was a gain of $20,000 on disposition of fixed assets, mostly vehicles, compared with no gain or loss for the nine months ended September 24, 2000.

Net interest income was $27,000 for the quarter ended September 30, 2001, compared to net interest expense of $7,000 for the same quarter in 2000.   For the nine months ended September 30, 2001, net interest income was $77,000 compared to a net interest expense of $60,000 for the nine months ended September 24, 2000. The interest income is a result of the additional cash generated from the increased profit level, which eliminated loan balances and provided investment income.

The Company’s income tax expense for the three months ended September 30, 2001 consists of estimated State and Federal taxes and Delaware corporation tax accrued for book purposes at an estimated rate of 38.5%, which is net of certain tax credits.  The year-to-date tax expense is accrued on a similar basis and represents an increase in book taxes of $2,026,000 when compared to the $50,000 tax credit accrued through third quarter of 2000.  Applying a similar taxation basis to 2000 income before tax results in the following comparison with 2001 after tax net income:

	Third quarter ended		Nine months ended
	September 30, 2001	September 24, 2000	September 30, 2001	September 24, 2000

Net income before tax	$1,787,648	$1,600,411	$5,133,292	$4,181,408

Tax at 38.5%	(688,362)	(616,158)	(1,976,435)	(1,609,842)

Income after tax*	$1,099,286	$984,253	3,156,857	$2,571,566

Primary income /sh.	$0.08	$0.07	$0.24	$0.20

Diluted income/sh.	$0.08	$0.07	$0.22	$0.19

_________________

*2000 numbers are proforma

Liquidity and Capital Resources

                During the nine month period ended September 30, 2001, $4,434,000 of cash was provided by the Company’s continuing operations, compared to $3,544,000 in the first nine months of 2000, an increase of $890,000.  The 2001 improvement in cash income from operations (net income plus depreciation, amortization, and deferred income taxes) of $1,241,000 increase is primarily attributable to the substantial sales growth.  The sales growth also resulted in growth in net working capital to which part of the operating cash was applied.  There were also proceeds of $771,000 from the exercise of options and the employee stock purchaser plan, which partially funded the fixed asset expenditures, which were $2,089,000 year-to-date. (refer to Statements of Cash Flows and Balance Sheets).

The Company believes that its existing credit facilities, together with cash flow from operations, will be sufficient to meet its cash needs for normal operations for the next twelve months.

Sales and Marketing

The Company’s sales and marketing strategy is twofold and targets sustainable growth in distribution of its products and the introduction of innovative new products to keep the Company positioned as the category leader in the marketplace.

In keeping with its strategy of generating sustainable sales growth, the third quarter of 2001 saw the expansion of the Company ‘s retail business with the addition of the 204 stores of Albertson’s Northern California Division. The Company was also successful in expanding the distribution of its popular Fresh Stuffed Calzone line to all of Costco Wholesale’s 60 Canadian warehouses.

Reinforcing its continued leadership in the new products area, the Company introduced its new “Italian Classic” sauces to retail accounts during the Third Quarter, and further expanded its distribution of these new sauces into its club store accounts.   The Company also made several additions to its line of Fresh Stuffed Calzones and successfully introduced them to both retail and club store accounts.

Deferred Tax Assets

The findings in a 2000 Federal Court case for an unrelated party involving some similar issues and fact patterns indicated that certain losses arising in connection with the Company’s previously-owned subsidiary Upscale Food Outlets, Inc. would probably not be useable by the Company.  Accordingly, in the third quarter of 2000, beginning of year Federal NOLs were reduced by approximately $17.6 million.  The resulting $5.4 million reduction in gross deferred tax assets in 2000 had no effect since it had been fully reserved.

In 2001, the Federal Court case referred to above was reversed on appeal.  The IRS has recommended, and the government has filed, a petition for rehearing and reconsideration with the Federal Circuit Court.  Thus, although the NOLs have been restored, they are fully reserved, as it cannot currently be determined that their utilization is probable.  Management continues to explore possible alternatives and tax treatment theory; however, there can be no assurance that the NOLs and resultant future tax benefit will be retained.

Business Risks

Certain characteristics and dynamics of the Company’s business and of financial markets generally create risks to the Company’s long-term success and to predictable quarterly results.  These risks include:

•       No Assurance of Continued Profitability.  In the second quarter of 1994, the Company reported its first operating loss from continuing operations.   Subsequent to that quarter the Company incurred losses through the first quarter of 1997, after which it regained profitability, which has continued for eighteen consecutive quarters. At September 30, 2001, the Company had an accumulated deficit of $16,355,000.  There can be no assurance that the Company will maintain its recent profitability in the long or short term.

•       Liquidity:  Need for Additional Capital.  Management believes that its operations and existing bank lines of credit will provide adequate liquidity to meet the Company’s planned capital and operating requirements for normal operations and capital expenditures through 2001.  If the Company’s operations do not provide cash sufficient to fund its operations, and the Company seeks outside financing, there can be no assurance that the Company will be able to obtain such financing when needed, on acceptable terms, or at all.  In addition, any future equity financing or convertible debt financing would cause the Company’s stockholders to incur dilution in net tangible book value per share of Common Stock.

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

•       Impact of Inflation.  Except for dairy ingredients and energy price increases, (see “California Energy Crisis” and “Dairy Ingredients Prices” risks on page 12), the Company believes that inflation has not had a material impact on its operations through 2001.  Substantial increases in labor, employee benefits, freight, ingredients and packaging, rents and other operating expenses, and further increases in cheese and energy prices could adversely affect the operations of the Company’s business in future periods.  The Company cannot predict whether such increases will occur in the future, or their magnitude.

•       Volatility of Stock Price.  The market price of the Company’s common stock has fluctuated substantially since the initial public offering of the Company’s common stock in December 1993.  Such volatility may, in part, be attributable to the Company’s operating results or to changes in the direction of the Company’s expansion efforts.  In addition, changes in general conditions in the economy, the financial markets or the food industry, natural disasters or other developments affecting the Company or its competitors could cause the market price of the Company’s common stock to fluctuate substantially.  In addition, in recent years, the stock market has experienced extreme price and volume fluctuations.  This volatility has had a significant effect on the market prices of securities issued by many companies, including the Company, for reasons sometimes unrelated to the operating performance of these companies.  Any shortfall in the Company’s net sales or earnings from levels expected by securities analysts or the market could have an immediate and significant adverse effect on the trading price of the Company’s common stock in any given period.  Additionally, the Company may not learn of such shortfalls until late in the fiscal quarter. This could result in an even more immediate and significant adverse impact on the trading price of the Company’s common stock upon announcement of the shortfall or quarterly operating results.

•       Risks Inherent in Food Production.  The Company faces all of the risks inherent in the production and distribution of refrigerated food products, including contamination, adulteration and spoilage, and the associated risks of product liability litigation, which may be associated with even an isolated event.  The Company has a modern production facility, employs what it believes is state-of-the-art thermal processing, temperature-controlled storage, HAACP programs intended to insure food safety, and has obtained USDA approval for its production plant.  However, there can be no assurance that the Company’s procedures will be adequate to prevent the occurrence of such events.

•       Dependence on Major Customers.  During the first nine months of 2001, two customers, Costco and Sam’s Club stores, accounted for 48% and 31%, respectively, of the Company’s total revenues.  The Company currently sells its products to seven separate Costco regions (approximately 340 stores) which make purchasing decisions independently of one another.  These regions re-evaluate, on a regular basis, the products carried in their stores. There can be no assurance that these Costco regions will continue to offer Monterey Pasta products in the future or continue to allocate Monterey Pasta the same amount of shelf space.  The Company also supplies its products to approximately 430 Sam’s Club stores.  Purchasing decisions are made at the company headquarters with input from the store level.  While the Company is in the fourth year of its relationship with Sam’s, and this relationship is expected to continue, there can be no assurance that Sam’s Club stores will continue to carry its products. Loss of either of these customers, Costco or Sam’s Club, would have a material adverse effect on the Company.

•       Seasonality and Quarterly Results.  The Company’s grocery and club store accounts are expected to experience seasonal fluctuations to some extent.  The Company’s business in general may also be affected by a variety of other factors, including but not limited to general economic trends, competition, marketing programs, and special or unusual events.

•       Competition and Dependence on Common Carriers.  The Company’s business continues to be dominated by several very large competitors, which have significantly greater resources than the Company; such competitors can outspend the Company and negatively affect the Company’s market share and results of operations.  The Company also continues to be dependent on common carriers to distribute its products.  Any disruption in its distribution system or increase in the costs thereof could have a material adverse impact on the Company’s business.

•       California Energy Crisis.  California is experiencing an energy crisis that could disrupt the Company's operations and increase the Company's energy expenses.  In the event of an acute power shortage, when power reserves for California fall below 1.5%, electricity providers have on some occasions implemented, and may in the future implement, rolling blackouts. If blackouts interrupt the power supply to the Company’s production facilities, such facilities would temporarily be unable to continue production.  Any such interruption could result in a loss of revenue as a result of reduced production and, in severe cases, spoilage of food products.  In addition, related to the energy crisis, many of the electricity and natural gas suppliers raised their rates substantially during the first six months of 2001. Because the Company has most of its operations in California, its operating costs are affected by an increase in electricity and natural gas prices. As a result, the Company's operating results are likely to be affected in some measure by the current California energy crisis.  Electricity prices have remained unchanged from May through September 2001, while natural gas prices have declined substantially from their levels in the first five months of 2001.  Management cannot predict the level of future energy prices with certainty.

•       Marketing and Sales Risks.  The future success of the Company’s efforts will depend on a number of factors, including whether grocery and club store chains will continue to expand the number of their individual stores offering the Company’s products and whether allowances and other incentives will expand retail distribution.  Expansion into new markets increases the risk of significant product returns resulting from the Company’s supply of slower selling items to its customers.  In addition, grocery and club store chains continually re-evaluate the products carried in their stores and no assurances can be given that the chains currently offering the Company’s products will continue to do so in the future.  Should these channels choose to reduce or eliminate products, the Company could experience a significant reduction in its product sales.  As indicated previously, the Company remains dependent on the use of slotting allowances and other incentives to expand retail distribution.  In order to reduce risk, the Company has significantly reduced expansion into new markets requiring such major expenditures.

•       Dairy Ingredients Prices.  During the first nine months of 2001 average price of certain dairy ingredients increased over 40% compared with the average of the prior twelve months, as measured by butterfat prices published by the State of California Department of Food and Agriculture.  Because the Company utilizes various dairy ingredients in many of its products, its operating costs will be affected by an increase in those ingredients. The Company's operating results were affected in the first nine months of 2001, and may be affected in some measure in future months by the current price increases.  Dairy ingredients historically tend to be cyclical in nature and subject to declines in price as well as increases.  Management cannot predict with certainty the duration or magnitude of the current price cycle.

New Accounting Pronouncements

In May 2000, the EITF reached a consensus on Issue 00-14, "Accounting for Certain Sales Incentives." This issue addresses the recognition, measurement, and income statement classification for sales incentives offered voluntarily by a vendor without charge to customers that can be used in, or are exercisable by a customer as a result of, a single exchange transaction.  Issue 00-14, as amended in April 2001, will be effective for the Company’s 2002 fiscal year.  We are currently analyzing Issue 00-14. However, based on management's current understanding and interpretation, Issue 00-14 is not expected to have a material impact on the our financial position or results of operations, except that certain reclassifications may occur.

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

The Company’s previous business combinations were accounted for using the purchase method.  As of September 30, 2001, the net carrying of amount of goodwill is $1,358,000 and other intangible assets is $69,000.  Amortization expense during the nine-month period ended September 30, 2001 was $163,000.  At present, the Company is currently assessing but has not yet determined the impact the adoption of SFAS 141 and SFAS 142 will have on its financial position and results of operations.

PART II.  OTHER  INFORMATION

Item 1.    Legal Proceedings

There are no material pending legal proceedings, other than ordinary, routine litigation incidental to the Company’s business, to which the Company is a party or to which any of its property is subject.

Item 2.    Changes in Securities

None

Item 3.    Defaults upon Senior Securities

None

Item 4.    Submission of Matters to a Vote of Security Holders

(a) The Company’s annual Stockholders’ meeting was held July 26, 2001.

(b) At the annual meeting the following matters were approved:

(i) the election of the following seven directors to hold office for the ensuing year and until their successors are elected and qualified.  The following directors received the identical vote total listed below

		Votes Against
	Votes For	or abstain
R. Lance Hewitt

10,975,276

35,001

Charles B. Bonner	10,975,276	35,001
Thomas E. Kees	10,975,276	35,001
Van Tunstall	10,975,276	35,001
James Wong	10,975,276	35,001
Stephen L. Brinkman	10,975,276	35,001
Walter L. Henning	10,675,276	35,001

(ii) the appointment of  BDO Seidman, LLP as the independent public accountants for the year ending December 30, 2001 was approved with 10,935,667 votes in favor, 52,305 votes against or with-held, and 22,305 votes abstaining.

Item 5.    Other Information

None

Item 6.    Exhibits and Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONTEREY PASTA COMPANY

Date: November 7, 2001

By:

/s/ R. LANCE HEWITT

R. Lance Hewitt

Chief Executive Officer

By:

/s/ STEPHEN L. BRINKMAN

Stephen L. Brinkman

Chief Financial Officer

Index to Exhibits
3.1	Certificate of Incorporation dated August 1, 1996 (incorporated by reference from Exhibit B to the Company’s 1996 Proxy)
3.2	Bylaws of the Company (incorporated by reference from Exhibit C to the 1996 Proxy)
4.1	Form of Warrant for purchase of the Company’s Common Stock, dated as of July 1, 1996 (incorporated by reference from Exhibit 4.5 filed with the Company’s 1996 Form S-3)
4.2

Form of Registration Rights Agreement dated April 1996, among the Company, Spelman & Co., Inc. and investor (incorporated by reference from Exhibit 10.42 filed with the Company’s Original March 31, 1996 Quarterly Report on Form 10-Q on May 1, 1996 (“1996 Q1 10-Q”))

4.3

Stockholder Rights Agreement dated as of May 15, 1996 between the Company and Corporate Stock Transfer, as rights agent (incorporated by reference from Item 2 of Form 8-A filed with the Securities and  Exchange Commission on May 28, 1996)

4.4

Amendment to Registration Rights Agreement dated as of April 20, 1997 among the Company, Spelman & Co., Inc. and investor, amending the Registration Rights Agreement entered into as of April, 1996 (incorporated by reference from Exhibit 4.9 filed with the Company’s 1996 Form 10-KA)

4.5

Registration Rights Agreement dated as of December 31, 1996 among the Company, Sentra Securities Corporation and investor (incorporated by reference from Exhibit 4.12 filed with the Company’s 1996 Form 10-K/A)

4.6

Form of Warrant (“Sentra Warrant”) for purchase of Company’s Common stock dated  March 1997 issued  in connection with the Company’s March 1997 Private Placement (incorporated by reference from Exhibit 4.13 filed with the Company’s Pre-Effective Amendment No. 1 to the Registration Statement on Form S-3 filed on May 6, 1997 (“1997 Amendment No. 1 to Form S-3))

4.7*	Stock Purchase Agreement between the Company and Kenneth A. Steel, Jr. dated April 29, 1997 (incorporated by reference from Exhibit 4.14 filed with the 1997 Amendment No. 1 to Form S-3)
10.1*	Second Amended and Restated 1993 Stock Option Plan (as amended on August 1, 1996) (incorporated by reference to Exhibit 10.1 filed with the Company’s 1996 Form 10-K)
10.2*	1995 Employee Stock Purchase Plan (incorporated by reference from Exhibit 10.15 to the Company’s 1994 Form 10-K)
10.3	Monterey County Production Facility Lease of the Company, as amended (incorporated by reference from Exhibit 10.03 to the SB-2)
10.4

Amendment No. 1 dated February 1, 1995 and Amendment No. 2 dated March 1, 1995 to Monterey County Production Facility Lease of the Company  (incorporated by reference from Exhibit 10.6 filed with the 1995 Form 10-K)

10.5

Amendment No. 3 dated September 12, 1997, and Amendment No. 4 dated February 6, 1999 to Monterey County Production Facility Lease of the Company (incorporated by reference from Exhibit 10.5 filed with the Company’s September 27, 1999 Quarterly Report on Form 10-Q dated November 4, 1999 (“1999 Q3 10-Q”))

10.6

Trademark Registration – MONTEREY PASTA COMPANY, under Registration No. 1,664,278, registered on November 12, 1991 with the U.S. Patent and Trademark Office (incorporated by reference from Exhibit 10.09 to the SB-2)

10.7

Trademark Registration – MONTEREY PASTA COMPANY, under Registration No. 1,943,602, registered on December 26, 1995 with the U.S. Patent and trademark Office (incorporated by reference from Exhibit 10.24 to the 1995 Form 10-K)

10.8

Trademark Registration – MONTEREY PASTA COMPANY and Design, under Registration No. 1,945,131, registered on January 2, 1996 with the U.S. Patent and trademark Office (incorporated by reference from Exhibit 10.25 to the 1995 Form 10-K)

10.9

Trademark Registration—MONTEREY PASTA COMPANY and Design, under Registration No. 1,951,624, registered on January 23, 1996 with the U.S. Patent and Trademark Office (incorporated by reference from Exhibit 10.26 to the 1995 Form 10-K)

10.10

Trademark Registration—MONTEREY PASTA COMPANY and Design, under Registration No. 1,953,489, registered on January 30, 1996 with the U.S. Patent and Trademark Office (incorporated by reference from Exhibit 10.27 to the 1995 Form 10-K)

10.11

Registration Rights Agreement dated as of June 15, 1995 with GFL Advantage Fund Limited, as amended on October 13 and 19, 1995, respectively  (incorporated by reference from Exhibit 10.2 to the 1995 Q2 10-Q, and Exhibits 10.6 and 10.7 to the Company’s S-3 Registration Statement No. 33-96684, filed on December 12, 1995 (“1995 S-3”))

10.12*

The Company’s 401(k) Plan, established to be effective as of January 1, 1996, adopted  by the Board of Directors on June 7, 1996  (incorporated by reference from Exhibit 10.44 to the Company’s Quarterly Report on Form 10-Q on August 13, 1996 (“1996 Q2 10-Q”))

10.13*

Directed Employee Benefit Trust Agreement dated June 17, 1996 between the Company and The Charles Schwab Trust Company, as Trustee of the Company’s 401(k) Plan (incorporated by reference from Exhibit 10.45 to the 1996 Q2 10-Q)

10.14

Security and Loan Agreement (Accounts Receivable and/or Inventory) dated July 24, 1997 between the Company and Imperial Bank (incorporated by reference from  Exhibit 10.47 of the Company’s Pre-Effective Amendment No. 3 to Form S-3 filed on October 14, 1997 (“1997 Amendment No. 3 to Form S-3”))

10.15*

Agreement  Regarding  Employment,  Trade  Secrets,  Inventions,  and  Competition  dated  May 26, 1997 with Mr. R. Lance Hewitt (incorporated by reference from Exhibit 10.48 of the 1997 Amendment No. 3 to Form S-3)

10.16*

Employment Agreement dated August 25, 1997 with Mr. Stephen L. Brinkman (incorporated by reference to Exhibit 10.49, in the Company’s September 28, 1997 Quarterly Report on Form 10-Q filed on November 10, 1997)

10.17	First Amendment to Security and Loan Agreement dated July 24, 1997 between the Company and Imperial Bank (incorporated by reference from Exhibit 10.50 in the Company’s 1997 Form 10-K)
10.18	Second Amendment to Security and Loan Agreement dated July 24, 1997 between the Company and Imperial Bank (incorporated by reference from Exhibit 10.18 filed with the Company’s 1998 Q3 10-Q)
10.19	Security and Loan Agreement dated July 23, 1998 between the Company and Imperial Bank (incorporated by reference from Exhibit 10.19 filed with the Company’s 1998 Q3 10-Q)
10.20	Addendum to Security and Loan Agreement dated July 23, 1998 between the Company and Imperial Bank (incorporated by reference from Exhibit 10.20 filed with the Company’s 1998 Q3 10-Q)
10.21

Agreement for Handling and Storage Services between the Company and CS Integrated LLC dated February 5, 1999 (incorporated by reference to Exhibit 10.21 filed with the Company’s 1998 Form 10-K on March 17, 1999 (“1998 Form 10-K”))

10.22

Defined Contribution Administrative Service Agreement between the Company and First Mercantile Trust dated December 15, 1999 (incorporated by reference to Exhibit 10.22 filed with the Company’s 1998 Form 10-K)

10.23

First Amendment to Security and Loan Agreement and Addendum thereto between the Company and Imperial Bank dated July 23, 1999 (incorporated by reference to Exhibit 10.23 filed with the Company’s March 28, 1999 Quarterly Report on Form 10-Q filed on April 28, 1999)

10.24

Agreement for Purchase and Sale of Assets dated as of March 12, 1999, by and among the Company and  the shareholders of Frescala Foods, Inc. (incorporated by reference from Exhibit 2.1 filed with the Company’s 8-K on March 17, 1999)

10.25

Royalty agreement dated July 12, 1999 between Company and Chet’s Gourmet Foods, Inc. for soups (incorporated by reference to Exhibit 10.25, in the Company’s September 26, 1999 Quarterly Report on Form 10-Q filed on November 9, 1999 (“1999 Q3 10-Q”))

10.26

Storage Agreement Manufactured Products dated August 3, 1999 between the Company and Salinas Valley Public Warehouse for storage and handling of Company’s product in Monterey County, California storage facility (incorporated by reference to Exhibit 10.26, filed with the Company’s 1999 Q3 10-Q)

10.27

Commercial Lease dated August 10, 1999 between Company and Salinas Valley Public Warehouse for storage space in Monterey County, California (incorporated by reference to Exhibit 10.27, filed with the Company’s 1999 Q3 10-Q)

10.28

Rental Agreement dated September 6, 1999 between Company and Porter Family Trust for storage space in Monterey County, California (incorporated by reference to Exhibit 10.28 filed with the Company’s 1999 Q3 10-Q)

10.29

Royalty agreement dated September 15, 1999 between Company and Chet’s Gourmet Foods, Inc. for meatball and sauce item (incorporated by reference to Exhibit 10.29, filed with the Company’s 1999 Q3 10-Q)

10.30	Credit Agreement between the Company and Imperial Bank dated August 2, 1999 (incorporated by reference to Exhibit 10.30 filed with the Company’s 1999 Form 10-K on February 18, 2000 (“1999 Form 10-K”))

10.31	First Amendment to Credit Agreement between the Company and Imperial Bank dated August 2, 1999 (incorporated by reference to Exhibit 10.21 filed with the Company’s 1999 Form 10-K)
10.32

Commercial lease dated January 1, 2000 between the Company and PTF for Operating Engineers, LLC for storage space in Monterey County, California (incorporated by reference to Exhibit 10.32, in the Company’s June 25, 2000 Quarterly Report on Form 10-Q filed on August 4, 2000)

10.33

Second Amendment to Credit Agreement between the Company and Imperial Bank dated August 2, 1999 (incorporated by reference to Exhibit 10.33 in the Company’s September 25, 2000 Quarterly Report on Form 10-Q filed on November 6, 2000 (“2000 Q3 10-Q”))

10.34	Third Amendment to Credit Agreement between the Company and Imperial Bank dated August 2, 1999 (incorporated by reference to Exhibit 10.34 in the Company’s 2000 Q3 10-Q)
10.35

Royalty agreement dated February 11, 2000 between Company and William Naim for development of pizza and calzone recipes and process (incorporated by reference to Exhibit 10.35 filed with the Company’s 2000 Form 10-K on February 7, 2001 (“2000 Form 10-K”))

10.36	Fourth Amendment to Credit Agreement between the Company and Imperial Bank dated August 2, 1999 (incorporated by reference to Exhibit 10.36 filed with the Company’s 2000 Form 10-K)
10.37

Asset Purchase Agreement dated as of December 8, 2000, by and among the Company and the shareholders of Elena’s Food Specialties, Inc. (incorporated by reference to Exhibit 10.37 filed with the Company’s 2000 Form 10-K)

10.38

Limited License for use of Nate’s brand dated as of December 8, 2000, by and among the Company and the shareholders of Elena’s Food Specialties, Inc. (incorporated by reference to Exhibit 10.38 filed with the Company’s 2000 Form 10-K)

10.39

Fifth Amendment to Credit Agreement between the Company and Imperial Bank dated August 2, 1999 (incorporated by reference to Exhibit 10.39 in the Company’s April 1, 2001 Quarterly Report on  Form 10-Q filed on May 7, 2001)

10.40	Lease Extension and Modification Agreement between the Company and Marco Warehouse d.b.a. Salinas Valley Public Warehouse dated September 1, 2001

*Management contract or compensatory plan or arrangement covering executive officers or directors of the Company and its former subsidiary, Upscale Food Outlets, Inc.