Form 10-K
period 2001-12-30
MONTEREY PASTA CO
filed 2002-02-11
CIK 913032

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON DC  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 30, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO

Commission file number 0-22534-LA

MONTEREY PASTA COMPANY

(Exact name of registrant as specified in its charter)

Delaware	77-0227341
(State of incorporation)	(IRS employer identification number)

1528 Moffett Street

Salinas, California 93905

(831) 753-6262

(Address, including zip code, and telephone number, including area code,

of Registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 par value

                Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.   YES  ☒  NO  ☐

                Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

                The approximate aggregate market value of the voting stock held by non-affiliates of the issuer as of February 11, 2002 was $64,689,240.  The number of shares outstanding of the issuer’s common stock as of February 11, 2002 was 13,807,100.

PART I

ITEM 1.  BUSINESS

Introduction

                Monterey Pasta Company (“the Company”) was incorporated in June 1989 as a producer and distributor of refrigerated gourmet pasta and sauces to restaurants and grocery stores in the Monterey, California area.  The Company has since expanded its operations to include a more diversified range of gourmet refrigerated food products, which it provides to grocery and club stores throughout the United States, as well as selected regions in Canada, the Caribbean, Latin America, and Asia Pacific.  The Company’s overall strategic plan is to enhance the value of the Monterey Pasta Company brand name by distributing its gourmet food products through multiple channels of distribution, while selectively participating in private label partnerships.

                The Company currently produces and markets premium quality refrigerated gourmet pastas, soups, gnocchi, pasta sauces, stuffed pizzas and calzones, pierogies, and polenta emphasizing superior flavors and innovative products.  It seeks to build brand recognition and customer loyalty by employing a marketing program that focuses on developing multiple points of sale for the Company’s products, and increasing consumer awareness of the Company’s offerings.  The Company markets and sells its products primarily through grocery and club stores.

The Company offers over 185 varieties of contemporary gourmet food products that are produced using the Company’s proprietary recipes.   Examples of the Company’s products are listed under “Products” on pages four, five, and six.  In 2001, the Company introduced two new product lines, veil thin pasta in the borsellini shape with five flavors, and a new line of sauces called “Italian Classics” with three selections.  Several extensions of existing lines were also marketed.

                The Company sells its products through leading grocery store chains including Albertson’s, King Soopers, Safeway, Dominick’s, Ralphs, Fred Meyer, Kroger, Raley’s, and QFC; and warehouse club stores including Costco Wholesale and Sam’s Club (a division of Wal-Mart).  As of December 30, 2001, approximately 6,400 grocery and club stores offered Monterey Pasta’s products.

In 1998, the Company added a web site, www.montereypasta.com, to further support its brand by providing both consumer and investor information, and opened an on-line store offering Monterey Pasta products to the rapidly growing number of Internet shoppers.  Shoppers can now order items for delivery within two days.  In 1999, the Company expanded the site to offer other non-food items as well.  In 2000, the website was updated to improve its speed of access, ease of navigation and technical sophistication related to multi-media, and links to other websites.   Further “user friendly” improvements were made in 2001.

                The success of the Company’s sales efforts will depend in large part on three key factors: (1) whether grocery and club store chains will continue to increase the number of their stores offering the Company’s products, (2) whether the Company can continue to increase the number of grocery and club store chains offering its products, and 3) whether the Company can continue to introduce new products that meet consumer acceptance.  Grocery and club store chains continually re-evaluate the products carried in their stores, and no assurances can be given that the chains currently offering the Company’s products will continue to do so in the future.

                This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, that involve substantial risks to the Company, including statements about the Company’s past operating losses, the ability to attract and retain qualified management, the impact of inflation, dependence on major customers, and marketing and sales risks.  In connection therewith, please see the cautionary statements contained herein in “Business Risks” which identify important factors that could cause actual results to differ materially from those in the forward-looking statements.

Industry Overview

                The Company believes that the U.S. retail market for refrigerated pasta is large and highly fragmented.  Although refrigerated pasta products are not new, fresh pasta and pasta sauce were essentially created as a national specialty food category in 1986 when Nestle Fresh Foods Co., a division of Nestle S.A. (“Nestle”), introduced its Contadina® (now Buitoni®) brand of fresh pasta.  In 1990, Kraft General Foods, Inc., a division of Philip Morris (“Kraft”), unveiled its DiGiorno® brand of fresh pasta nationally.

The Company believes that the interest in the fresh pasta category was influenced by several factors including heavy advertising and promotion by Nestle and Kraft, the changing consumer preference for freshly prepared healthy foods, and increasing consumer demand for convenient, quick meal solutions.  The Company is further encouraged by industry research reports, which show that spending on refrigerated gourmet, specialty foods by consumers in the Company’s target market appears to be growing.

                No assurance can be given that the refrigerated industry will expand further.  Nor can there be any assurance that current trends in healthy eating, perception of fresh pasta and pasta sauce as a healthy eating alternative, consumer demand for meal solutions, or consumer spending levels in the specialty food category will continue in the future.  Additionally, as the Company expands into different geographic regions, it may encounter different consumer perceptions, attitudes and behavior.  This may adversely impact the Company’s marketing and expansion strategy and cause it to incur greater expenses in the promotion of its products.

                The market for refrigerated stuffed pizzas and calzones is made up of many small local producers, none of whom, to the Company’s knowledge, offer extended shelf life.  The Company also has one larger competitor (San Francisco Foods of San Leandro, CA) claiming a relatively short shelf life compared to the Company’s guarantee of 30 days, and offering competition with some of the Company’s current accounts.

                The refrigerated soup market is comprised of many small local producers and two other more substantial competitors, Stock Pot (owned by Campbell Soup Company), and Harry’s, an independent headquartered in Portland, Oregon.  The Company believes it benefited by the promotion of Stock Pot, which increased consumer awareness of the refrigerated soup category.

                While the frozen pierogy market is dominated by one large producer with over 80% of sales revenue, the refrigerated pierogy market is comprised of very small local producers who sell through delis and cannot claim extended shelf life.  To its knowledge, the Company possesses the only refrigerated extended shelf life pierogy with national distribution.

                The polenta business is also highly fragmented and comprised of several regional competitors in retail chains with no club store presence.  The Company will initially market under the Nate’s label, with the potential of also selling under its own brand sometime in the future.  During 2001 the company began marketing an organic polenta, its first organic product.

                No assurance can be given that the market for refrigerated gourmet food products will expand further and that space will be made available at the store level to house refrigerated products.  Nor can there be any assurance that current trends in healthy gourmet eating, perception of many of the Company’s products as healthy gourmet eating alternatives, consumer demand for quick meal solutions, or consumer spending levels in the specialty food category will continue in the future.  Additionally, as the Company expands into different geographic regions, it may encounter different consumer perceptions, attitudes and behavior.  This may adversely impact the Company’s marketing and expansion strategy and cause it to incur greater expenses in the promotion of its products.

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

Products

                The Company produces and markets a variety of gourmet refrigerated cut pasta, borsellini, ravioli, tortelloni, tortellini, soups, gnocchi, pasta sauces, stuffed pizzas, calzones, pierogies, and polenta under the Monterey Pasta Company, Arthur’s and Nate’s labels, as well as private labels.  Arthur’s is a mid-priced pasta and sauce label which was acquired as part of the March 1999 acquisition of San Antonio Texas-based Frescala Foods, Inc. and the Nate’s label was acquired in December 2000 (See “Liquidity, Capital Resources, and Business Acquisitions”, page 13).  Following is a representative list of the Company’s products with those sold under the Arthur’s label so noted:

Cut Pasta:	Year Introduced or Acquired
Garlic Basil Fettuccine	1989
Angel Hair	1989
Spinach Fettuccine (Arthur’s)	1999
Lemon Pepper Linguine (Arthur’s)	1999

Ravioli:
Lobster	1997
Fire Roasted Vegetable	1997
Artichoke & Cheese	1998
Chicken Piccata	1998
Gorgonzola Cheese	1998
Snow Crab	1998
Roasted Garlic, Herb, and Cheese	1998
Spinach Ricotta	1998
Shrimp Scampi	1998
Chicken Rosemary	1999
Four Cheese (Arthur’s)	1999
Light Garden Vegetable (Arthur’s)	1999
Spinach and Cheese	2000
Italian Sausage	2001

Tortelloni:	Year Introduced or Acquired
Spinach Mushroom	1994
Sundried Tomato and Asiago Cheese	1994
Rainbow Five Cheese	1998
Italian Sausage (Arthur’s)	1999
Proscuitto, Spinach & Cheese (Arthur’s)	1999

Tortellini:
Garlic Basil Cheese	1996
Tri-Color (Arthur’s)	1999
Cheese (Arthur’s)	1999
Cheese Tortellini	2001

Sauces:
Roasted Garlic Artichoke	1995
Thick and Chunky Tomato Basil	1996
Roasted Garlic and Parmesan	1998
Basil Cream Sauce with Artichokes	1998
Pesto Sauce with Garlic and Basil	1998
Garden Fresh Marinara	1999
Fresh Alfredo with Herbs	1999
Sun Dried Tomato Pesto (Arthur’s)	1999
Alfredo (Arthur’s)	1999
Roasted Garlic Pesto (Arthur’s)	1999
Sun dried Tomato Cream	1999
Italian Classics:
Florentine Marinara	2001
Cacciatore	2001
Sicilian Tomato with Pesto	2001

Soups:
Tuscan Minestrone	1999
Monterey Clam Chowder	1999
Autumn Classic Butternut Squash	1999
Old Fashioned Chicken Noodle	1999
Red Ripe Tomato with Basil	1999
Southwest Style Tortilla	2000

Tortelloni Grandi:
Spinach and Cheese	1999
Italian Sausage	1999
Five Cheese and Rainbow Five Cheese	1999

Gnocchi:
Potato Parmesan	1999

Stuffed Pizzas:
Spicy Chicken with Sun-dried Tomatoes	2000
6 Italian Cheeses	2000
Italian Sausage and Pepperoni	2000
Pepperoni	2000

Calzones:	Year Introduced or Acquired
Spinach, Feta Cheese and Pesto with Red Onions	2000
Black Forest Ham and Swiss Cheese	2000
Scrambled Eggs with Country Sausage and Two Cheeses	2000
Meatball	2000
Italian Sausage, Pepper, and Onion	2000
Philly Cheese Steak	2001
Portobello Mushroom and Artichoke	2001
Fajita	2001
Florentine Chicken with spinach And Cheese	2001

Pierogies:
Potato and Cheese	2000
Potato and Onion	2000

Polenta (Nate’s):
Original	2000
Sun Dried Tomato	2000
Mexican Pepper	2000
Italian Herb	2000
Wild Mushroom	2000

Borsellini:
Grilled Chicken with Cheese and Dijon	2001
Feta Cheese with Spinach	2001
Aged Italian Cheeses	2001
Italian Herb	2001
Wild Mushroom	2001

                The Company is committed to diversifying its product offerings with innovative new pasta products and other gourmet product lines.  The Company’s product development team and product development consultants focus on creating new products that innovatively blend complementary tastes, food textures and ingredients while strictly adhering to the Company’s emphasis on freshness, healthfulness and quality.  As new products are introduced, selected items will be discontinued to help ensure that the product line is focused on consumer demand, to maximize the Company’s return on its shelf space in grocery and club stores, and to respond to changing trends and consumer preferences.

                The Company’s refrigerated products are packaged in clear lightweight containers, which reveal the fresh appearance of its products.  Monterey Pasta presents its products with a colorful logo, distinctive packaging styles, ingredient information and cooking instructions to communicate the gourmet, fresh and healthful qualities of its products.  Its pizza, borsellini, and sauce products feature new packaging to maximize shelf impact and generate increased consumer interest in the products, with increased emphasis on food photography.

                The goal of the Company is to introduce new products on a timely and regular basis to maintain customer interest and to respond to changing consumer tastes.  There can be no assurance that the Company’s efforts to achieve such a goal will result in successful new products or product lines or that new products can be developed and introduced on a timely and regular basis.  If the Company’s new products are not successful, the Company’s grocery and club store sales may be adversely affected as customers seek new products.

                Production

                The Company produces its products in a 43,680 square foot Monterey County, California facility.  It is strategically located in one of the largest produce-growing regions in the United States and is near several major vendors and food service distributors.  The facility is certified by the United States Department of Agriculture (USDA) and utilizes state of the art thermal processing, chilling and packaging processes.   The Company added a new 20,000 square foot refrigerated distribution center in December 1999, which is also located in Monterey County, approximately three miles from its production facility.  During 2001 the distribution center was further expanded with the addition of 25,000 square feet of ambient storage to augment existing storage and replace storage lost at the  production facility which was converted to production space.  Further expansion is contemplated at the distribution center location for 2002 to included an unspecified amount of production space and additional storage.  Approximately 19 people are employed at the distribution center, including shipping personnel, customer service and traffic personnel, and the logistics manager.

                The current production/headquarters facility is staffed by approximately 330 employees, including plant management, a purchasing agent, quality control, accounting personnel, sales staff, drivers, and production line workers.  Refrigerated pasta is manufactured at the facility using high quality ingredients such as Extra Fancy Durham wheat, whole eggs or egg whites, fresh herbs and IQF (Individually Quick Frozen) herbs and spices, and local cheeses and milk products.  The ingredients are mixed in accordance with the Company’s proprietary recipes.  After filling with fresh and unusual ingredients such as snow crab, spinach and feta cheese, lobster, and Vermont cheddar cheese, the pasta products receive a prescribed thermal process (pasteurization) to insure product safety and to preserve flavor, quality and shelf life.  The products are then chilled immediately and packaged in controlled atmosphere trays.  Pasta sauces are mixed and processed in individual batches in accordance with the Company’s proprietary processes and recipes and then directly packed and sealed in plastic containers.  Pizza and calzone products are baked in continuous process ovens before being chilled, packed, and sealed using the same process as is used for pasta products.  After preparation, processing, chilling and packaging, all pasta, baked products, and sauces are kept in cold storage to preserve quality and shelf life.

                The Company continuously reviews a variety of capital projects for the production department and in the past two years has spent approximately $9.4 million on capital improvements. These included a new tortelloni line, a new packaging line and clean room, increased sauce capacity and efficiency, a new pasteurizer, a pizza/calzone line, and boiler and utility upgrades to accommodate capacity increases.   Approximately $900,000 was invested in a new state-of-the-art 20,000 square foot refrigerated distribution center, which materially improved efficiencies and customer service in 2000 when compared with 1999.  The 2000 additions created a 100% increase in sauce capacity, a 200% increase in filling and mixing capacity, and a 25% increase in packline capacity compared with 1999 levels.  Significant 2001 expenditures included $1.2 million to double the capacity of the pizza/calzone line and improve the overall process, an improved sauce labeling machine, two machines and dies to produce borsellini, and an upgraded ingredients blending area.  Future additions of assets will be evaluated for increased efficiency, flexibility and need.

Distribution

                The Company’s success depends upon an effective system of distribution for its products.   In Northern California, the Company maintains three direct store delivery (“DSD”) routes to deliver its products to approximately 140 stores.  The Company also delivers product directly to warehouses for Safeway, its largest Northern California customer. To distribute its products to other customers and parts of the country (over 90% of its business), the Company uses common carriers.  The dependence on other companies for delivery of its products poses a risk to the Company.  While the common carrier method of delivery has been reliable and available at acceptable rates thus far, there can be no assurance that the Company will continue to be able to negotiate acceptable freight rates in the future and that delivery will not be disrupted for reasons including, but not limited to, adverse weather, natural disasters or labor disputes in the trucking industry.

Grocery Chain and Club Store Sales

                Monterey Pasta sells its products to chain grocery and club stores.

	Number of Stores Carrying Monterey Pasta Products
	1999	2000	2001
Retail Grocery Stores	3,900	5,330	5,640
Club Stores	640	670	780
Total	4,540	6,000	6,420

                For the years 1999, 2000 and 2001, Costco accounted for 49%, 50% and 48% of total net revenues, while Sam’s Club stores accounted for 31%, 30%, and 31% of revenues for the same years.  The Company currently sells its products to eight separate Costco regions which make purchasing decisions independently of one another.  These regions re-evaluate, on a regular basis, the products carried in their stores.  There can be no assurance that these Costco regions will continue to offer Monterey Pasta products in the future or continue to allocate Monterey Pasta the same amount of shelf space.  The Company currently supplies its products to approximately 450 Sam’s Club stores which feature expanded delis.  Purchasing decisions are made at the company headquarters with input from the store level.  While the Company is in the fifth year of its relationship with Sam’s, there can be no assurance that Sam’s Club stores will continue to carry its products or allocate Monterey Pasta the same amount of shelf space.  The loss of either of these major customers could materially adversely affect the Company’s business operations.

                In 2001, the average grocery store carried 12 individual Monterey Pasta products, or Stock Keeping Units  (“SKUs”), and the average club store carried 11 SKUs.

Marketing

                The Company’s marketing strategy is to create brand awareness by communicating to the consumer that Monterey Pasta Company provides a gourmet quality nutritious line of products and to promote repeat business by reinforcing positive experiences with the Company’s products.  The Company’s approach includes the introduction of new products on a timely basis to maintain customer interest and to respond to changing consumer tastes.  Additionally, the Company will continue to expand its sales into those geographic regions that will best support the purchase of the Company’s upscale, premium grade products.

Competition

                The Company’s business is subject to significant competition.  The fresh pasta and pasta sauce industry is highly competitive and is dominated by a two very large multinational companies, Nestle, with its Contadina® and Buitoni® brands, and Kraft, with its DiGiorno® brand.   There are also a number of smaller regional competitors, such as Mallards® (owned by Tyson), Romance, and Trios®, (owned by ConAgra) which focuses mostly on the food service trade.  Multinational competitors have significantly more brand name recognition, marketing personnel, and cash resources than the Company.  Moreover, competition for shelf space in grocery stores is intense and poses great difficulty for smaller food companies.

                To date, the Company has benefited indirectly from the marketing efforts of Nestle and Kraft in the pasta and sauce business, and Stockpot (Campbell Soup Company) in the soup business.  These companies committed significant financial resources towards advertisement, promotion and development of the fresh pasta, sauce and soup industries, which have contributed to the rapid expansion of these markets and to the increased consumer attention to the categories. No assurance, however, can be given that these companies will continue to expend such resources in the future or that the Company will continue to enjoy such benefits. In the future, the Company may be required to incur significantly greater expenses for promotion, advertisement and marketing, which could adversely affect profitability.  There can be no assurance that the Company will be able to continue to commit sufficient funds to promotion, advertisement and marketing while operating profitably.

                The pizza and calzone products produced by the Company are believed to be the only nationally distributed extended shelf life product in the refrigerated section of the supermarket.  The Company is unaware of a significant competitor offering these products that can guarantee at least a 30-day shelf life, which is the minimum committed to by the Company.

                Competitive factors in the refrigerated food market include brand awareness, product quality and taste, healthfulness, price and availability of grocery and club store shelf space. The Company’s suggested retail prices are slightly higher than its competitors’ prices for many of its items to emphasize the premium quality of its product line.  The Company believes the excellent quality, taste and healthfulness of its products are superior to that of its competitors, although its brand name recognition and access to grocery shelf space is significantly less than some of its competitors.  The Company also believes that the quality of its products and the variety of its product lines provide a competitive advantage over many companies which market more traditional products.

Management

                Information relating to directors and executive officers of the Company is set forth in Part III of this report.

Management Information Systems

The Company purchased a new integrated management information system in 1996 with the objective to implement an electronic link between the Company’s retail sales operations, production facilities and the corporate offices.  The Expandable MRP system (“Expandable”) is central to the Company’s efforts to automate, centralize and streamline many of the Company’s key functions including accounting and finance, human resources, and production and inventory control.  During the fall of 1998, the Company successfully installed a new version of Expandable to ensure compliance with year 2000 needs.  All other systems were successfully updated to comply with year 2000 needs during 1999.  The Company is scheduled to install a new Windows® version of Expandable in the first or second quarter of 2002.  Improvements will also be made to its client server system to augment redundancy and increase capacity.

Government Regulation

                The Company is subject to the regulations of the U.S. Food and Drug Administration (FDA), the U.S. Department of Agriculture (USDA), and state and local regulations relating to cleanliness, maintenance of food production equipment, food storage, cooking and cooling temperatures and food handling, and is subject to unannounced on-site inspections of production facilities.  Regulations in new markets, new regulations in existing markets, and future changes in existing regulations may adversely impact the

Company by raising the cost of production and delivery of pasta and sauces and/or by affecting the perceived healthfulness of the Company’s products.  A failure to comply with one or more regulatory requirements could result in a variety of sanctions, including fines and the withdrawal of the Company’s products from store shelves.  The Company is not aware of any currently existing facts or circumstances that it is not addressing which would cause it to fail to comply with any of the regulations to which it is currently subject.

Employees

                As of December 30, 2001, the Company employed a total of approximately 350 persons, including 40 administrative personnel, 6 sales personnel, 5 drivers, and 299 distribution and production personnel.  None of the Company’s employees are represented by a labor union and the Company believes its relations with its employees are good.

Trademarks and Service Marks

                The Company has registered the “Monterey Pasta Company” name and “postage stamp” logo design with the United States Patent and Trademark Office.  There can be no assurance that competitors will not adopt similar names or logo designs outside the protection of the Company’s trademark registration. In March of 1999, the Company acquired the right to use the “Arthur’s” label with its acquisition of the Frescala Foods, Inc. business.  In December 2000, it acquired the right to use the “Nate’s” label through its acquisition of the Nate’s polenta business (See “Liquidity, Capital Resources, and Business Acquisitions,” page 13). In January 2001 the Company applied for registration with the United States Patent and Trademark Office for the “Borsellini” trademark name currently used for its filled pasta of the same name.  Additionally, In November 2001, the United States Patent and Trademark Office approved the “Homestyle-Fresh” trademark currently used in its soup line.

ITEM 2.  PROPERTIES

                The total square footage California leased by the Company at 1528 Moffett Street in Salinas (Monterey County), California for its production facility and corporate offices is 43,680, or approximately one acre of building space, and comprises the entire building.  Company management is in the process of leasing an additional 40,000 square feet adjacent to its distribution facility (see following paragraph) to provide additional production, ambient and refrigerated storage space and to provide for future growth.  The current production facilities/headquarters lease expires in October 2004 with two ten-year options for renewal.

                The Company currently leases two outside warehouse facilities in Salinas, California adjacent to each other within the same warehouse complex, approximately three-miles from its production facility.  One, comprised of approximately 25,000 square feet, is used to store raw materials, packaging materials, excess coolers and display racks, idle equipment and company records, and is a month-to-month lease.   The second is for 20,000 square feet of refrigerated storage, from which the Company distributes its finished products.  The term is for five years and expires January 2005.

During February 1996, the Company leased 9,160 square feet of executive office and training space facilities in downtown San Francisco.  The Company vacated this space in January 1997 following a staff reduction and consolidation of all operations in the Company’s factory in Monterey County.  The Company subleased the San Francisco property at a small premium, as of April 1, 1997, to a large publishing interest for the remaining term of the lease, which expired February 14, 2001.  Following its expiration the lease was relinquished.

ITEM 3.  LEGAL PROCEEDINGS

On February 2, 2000, the United States District Court for the District of Delaware denied a motion to dismiss a lawsuit against Clearwater Fund IV, Ltd. and Clearwater Fund IV, LLC, stockholders of the Company, (collectively, “Clearwater”), Mark Levy v.

Clearwater Fund IV, Ltd. and Clearwater Fund IV, LLC and Monterey Pasta Company, United States District Court for the District of Delaware, Case No. 99-004-SLR.  The lawsuit alleged a violation of Section 16(b) of the Securities Exchange Act of 1934, as amended, in connection with alleged purchases and sales of the Company’s stock within a six-month period.  The Company was named as a nominal defendant in the lawsuit. Plaintiff sought the return of approximately $1,064,000 in alleged profit and Clearwater contested the claim.  During the week of July 10, 2000, the parties signed a settlement agreement whereby Clearwater agreed to pay $700,000 to the Company in settlement of the claim asserted by the plaintiff.  Plaintiff’s counsel applied to the court for attorney’s fees and expenses of approximately $230,000 from the settlement.  As part of the settlement, Clearwater and the Company  exchanged mutual releases.  The settlement was approved by the Board of Directors of the Company.

                On October 27, 2000 the Company received a check in the amount of $472,406 including the settlement amount of $470,000, and interest of $2,406.  The stockholders’ equity account was increased to reflect the disgorged profit settlement amount, net of the related $180,000 tax effect.

There are no other material pending legal proceedings, other than ordinary, routine litigation incidental to the Company’s business, to which the Company is a party or to which any of its property is subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                No matters were submitted to vote during the fourth quarter of 2001.

PART II

ITEM 5.     MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock

                The Company effected its initial public offering on December 7, 1993 at a price to the public of $6.00 per share.  Since that date, the Company’s Common Stock has traded on the NASDAQ National Market System under the symbol “PSTA.”   The table on the following page sets forth in decimals for the period indicated, the high and low sales prices of shares of the Common Stock on the NASDAQ National Market System.

	High	Low
Fiscal year 2000:
First quarter	$4.8125	$3.3750
Second quarter	4.3125	3.2500
Third quarter	5.2500	3.6250
Fourth quarter	5.8750	4 .3125

Fiscal year 2001:
First quarter	$7.0625	4.6875
Second quarter	8.2000	5.6250
Third quarter	7.9700	5.0500
Fourth quarter	7.5000	5.1000

                As of February 11, 2002, there were 231 stockholders of record of the Common Stock and approximately 4,600 investors with shares in street name.

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

	Years Ended
	1997	1998	1999	2000	2001
	(dollar amounts in thousands except per share data)
Consolidated Statements of Operations Data:
Net revenues from continuing operations	$23,447	$26,217	$36,902	$47,962	$59,220
Income from continuing operations	$474	$2,037	$7,027	$6,141	$4,429
Income from discontinued operations	$37	$—	$—	$—	$—
Basic net income per common share	$0.02	$0.16	$0.55	$0.46	$0.33
Diluted income per common share	$0.02	$0.16	$0.54	$0.44	$0.31

Weighted average primary shares outstanding	10,458,451	12,979,055	12,711,801	13,222,062	13,491,177
Weighted average diluted shares outstanding	10,458,451	12,979,055	13,074,776	13,835,384	14,254,248

Consolidated Balance Sheet Data:
Working capital	$2,444	$1,601	$4,128	$9,799	$14,934
Total assets	$11,029	$10,835	$18,666	$25,189	$31,596
Total debt and capital lease obligations	$1,797	$2,277	$761	$73	$49
Stockholders’ equity	$7,360	$6,709	$14,610	$21,663	$27,981

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS

                The following discussion should be read in conjunction with the financial statements and related notes and other information included in this report.  The financial results reported herein do not indicate the financial results that may be achieved by the Company in any future period.

Background

                Monterey Pasta Company was incorporated in June 1989 as a producer and wholesaler of refrigerated gourmet pasta and sauces to restaurants and grocery stores in the Monterey, California area.  The Company has since expanded its operations to provide a variety of gourmet refrigerated food products to grocery and club stores throughout the United States, selected regions in Canada, the Caribbean, Latin America, and Asia Pacific.  The Company’s overall strategic plan is to enhance the value of the Monterey Pasta Company brand name by distributing its gourmet products through multiple channels of distribution.

                The Company’s product distribution to grocery and club stores increased from approximately 25 stores as of December 1989, to approximately 4,300 by December 1995, declined to approximately 3,100 as of December 28, 1997 and increased, once again, to approximately 6,400 stores by December 30, 2001.   During 1994, 1995 and 1996, significant costs were incurred to promote the expansion that occurred, including product demonstration, advertising, warehousing, and distribution costs and the hiring of additional personnel.  In 1997, the focus was changed to developing a profitable distribution base.  Hence, the reduction in store totals, and the return to profitability.  During 1998 through 2001, the Company added profitable retail and club distribution including approximately 250 additional club stores, 550 retail stores as part of the March, 1999 Frescala Foods acquisition, and several new retail chains comprising approximately 2,200 stores.

                The success of the Company’s efforts to increase revenue will depend on three key factors: (1) whether grocery and club store chains will continue to increase the number of their stores offering the Company’s products, (2) whether the Company can continue to increase the number of grocery and club store chains offering its products, and (3) continued introduction of new products that meet consumer acceptance.  Grocery and club store chains continually re-evaluate the products carried in their stores, and no assurances can be given that the chains currently offering the Company’s products will continue to do so in the future or that such chains will not reduce the number of stores carrying the Company’s products.

                The Company believes that access to substantially greater capital resources, coupled with continued reduction of its administrative and production costs as a percent of sales revenue, will be key requirements in the Company’s efforts to enhance its competitive position and increase its market penetration.  In order to support its expansion program, the Company has developed, and is continuing to develop new products for consumers and revised advertising and promotional activities for its retail grocery and club store accounts. There can be no assurance that the Company will be able to increase its net revenues from grocery and club stores.  Because the Company will continue to make expenditures associated with the expansion of its business, the Company’s results of operations may be affected.

Operations for 1999, 2000 and 2001

                Net revenues from were $36,902,000, $47,962,000, and $59,220,000 for 1999, 2000, and 2001, respectively, reflecting an annual increase in sales of 30% for 2000, when compared to 1999, and a 23% increase for 2001 when compared to 2000. The 2000 and 2001 increases resulted from same store sales growth as well as increased store numbers from approximately 4,500 at the end of 1999 to approximately 6,000 individual grocery and club stores by year-end of 2000, and approximately 6,400 at year end 2001.  The 2001 sales level represents a compound annual average growth since 1998, when sales were $26,217,000, of over 31%.

                Gross margin for 2001 remained close to the 2000 level at 38.4% compared with 38.5%, although the last quarter of 2001 evidenced an increase in gross margin at 40.9%, when compared to the first three quarters, which averaged 37.5%.  Gross margin in 1999 was 38.5%.  The 2001 decline was influenced by significant energy cost increases in the first two quarters, substantial increases in dairy ingredients affecting the first ten months of 2001 in varying degrees, and production inefficiencies associated with the rapid national rollout of the successful borsellini and calzone product lines.  Electricity prices at year-end were 65% higher than they were in January of 2001.  Natural gas prices increased in excess of 160% compared with average year 2000 levels by March of 2001.  By year-end 2001 they were approximately 12% below year average 2000 levels.  The production inefficiencies related to the borsellini and calzone lines were completely resolved by the middle of quarter three.  Dairy ingredients at year-end 2001 were tracking at or below levels originally budgeted for 2001, although the decline did not begin influencing margins until the middle of the fourth quarter.

                Selling, general and administrative expenses (“SG&A”) increased to $15,515,000, up $3,149,000 or 26% from $12,366,000 in 2000, which had increased $2,146,000 or 21% from 1999. The 2001 increase resulted from variable expense increase associated with the 23% sales increase.  It also reflected an increased investment in marketing expenditures, most notably product demonstrations, the addition of several salaried positions to further support growth, and $323,000 in non-cash compensation expense related to performance-based stock options granted to executives in year 2000.  Eliminating the one-time option compensation expense would reduce the SG&A increase from 26% to 23%   The 21% increase in 2000 over 1999 resulted primarily from variable costs associated with the 30% sales increase.  SG&A expenses as a percent of sales were 27.7%, 25.8%, and 26.2% for 1999, 2000, and 2001, respectively.  Adjusting for the one time option compensation expense would reduce SG&A expense as a percent of sales for 2001 to 25.6%.  Management believes the current level of SG&A expenses is consistent with efficient operations, and additional expenses in future periods, mainly in the sales and marketing area, will be directly associated with increased levels of sales.

Depreciation and amortization expense, included in cost of sales and SG&A, increased to $1,661,000, or 3% of net revenues in 2001, compared to $1,394,000 or 3% of net revenues in 2000, and $1,183,000 or 3% in 1999.  The increases over the past two years relate primarily to capital expenditures in the Salinas, California production facility and the addition of the Frescala Foods business that added $94,000 amortization expense during 1999, $126,000 in 2000, and 124,000 in 2001. The acquisition of the Nate’s polenta business in December 2000 (See “Liquidity, Capital Resources and Business Acquisitions”, page 13) added $55,000 in amortization expense in 2001.  The Company anticipates further increase in depreciation expense in future periods as additional equipment is purchased and placed in service.  Because of the changes associated with Statement of Financial Accounting Standards 142 (see “New Accounting Pronouncements” on page 36), however, amortization of existing intangibles is expected to decline from $218,000 in 2001 to $47,000 in 2002.

                Net interest income of $108,000 was recognized in 2001 compared to net interest expense of $40,000 in 2000 and $156,000 in 1999. The 2001 interest income was generated from investment in short-term money funds, pending the need for investment in capital assets or a potential acquisition.  At year-end 2001, the Company had no bank debt and the net interest income for the year included $5,000 of interest expense from financing leases.  The 2000 decrease in interest expense compared with 1999 resulted from the reduction of, and by the end of quarter three, the elimination of debt resulting from increased profitability. (See “Consolidated Balance Sheets” page 28).

Income tax benefit (expense) for 1999, 2000, and 2001 was $3,261,2000, $109,100 and $(2,936,000), respectively.  The 1999 benefit resulted primarily from the reversal of prior valuation allowances against deferred tax assets.    As of December 26, 1999, we had experienced three consecutive years of increasingly profitable operations.  Accordingly, a portion of the valuation allowance totaling $3,430,000 was reversed in 1999, since we believed it was more likely than not that at least this portion of deferred tax assets, relating to net operating loss carryforwards (“NOLs”), California Manufacturer’s Tax credits, and various timing differences, would be realized.  Additional reserves were reversed in 2000.    In 2000, we realized additional actual tax benefits as a result of the exercise of non-qualified stock options and the exercise and subsequent sale of certain incentive stock options (“disqualifying dispositions”). For financial reporting purposes, any resulting reduction in income tax obligations is credited to additional paid-in capital.

In 2001, estimated income tax expense of $2,936,000 was offset for actual cash liability purposes by use of NOLs, the tax credits, and the effect of current year disqualifying dispositions.  Accordingly, estimated income tax liability for 2001 is only $217,000 towards which $228,000 has been paid as of December 31, 2001, leaving a prepayment of $11,000, associated with 2001.  Future income tax expense may fluctuate significantly depending upon the outcome of a Tax Court case involving a similar tax situation which may result in our ability to use approximately $17.7 million in additional NOLs relating to our previously-owned subsidiary Upscale Food Outlets, Inc. (“UFO”), currently covered with a valuation reserve as we cannot yet determine that utilization of these NOLs is probable. Alternatively, it is at least possible that approximately $4.0 million in UFO NOLs already utilized might be disallowed.  See also “Liquidity, Capital Resources and Business Acquisition: Deferred Tax Assets” and Note 8 to the consolidated financial statements.

Liquidity, Capital Resources, and Business Acquisitions

                During the twelve months ended December 30, 2001, $7,416,000 of cash was provided by the Company’s operations, compared to $6,000,000 provided in 2000.  The decline in 2001 net income of $1,712,000 was offset by a $2,184,000 decrease in deferred tax assets, leaving a net increase of $472,000 attributable to profit performance associated with operations.  The Company accrued $2,936,000 in tax expense for book purposes but paid only $228,000 in cash taxes for year 2001 due primarily to utilization of NOLs as discussed above.  The $1.5 million increase in net cash income over 2000 (net income plus depreciation and amortization, deferred income taxes and non-cash compensation expense) was partially offset by growth in the working capital components to support the 23% sales growth.  The $724,000 increase in prepaid expenses was a result of a $325,000 reclassification of operating supplies inventory from the production inventory account, increased prepaid insurance and taxes of $172,000, and other prepaid expense increases of $227,000 mainly associated with customer programs.  The 2001improvement in cash flow from operations followed a $1.3 improvement of 2000 over 1999, most of which was contributed by an increased net cash income, partially offset by a decrease in accounts payable.  The 1999 accounts payable balance included nearly $800,000 in accrued fixed asset expenditures associated with the significant plant expansion program completed in 2000.  The 2000 accounts payable balance was $613,000 lower because of a much lower level of capital commitments at year-end.

                The Company currently has a credit facility, which was renegotiated in August, 2001 for $10.0 million in aggregate borrowings, of which zero was outstanding at December 30, 2001 (See Note 4 to the financial statements).  The $1.5 million working capital portion of the facility is priced at either prime rate or LIBOR, plus 185 basis points for a debt/tangible net worth ratio of .50:1, with LIBOR premiums increasing in 25 basis point increments based on increased debt/tangible net worth increments of .25:1.   The $8.5 million non-revolving term portion of the facility pricing is at either prime rate or LIBOR plus premiums for the same debt/tangible net worth ratios beginning at 200 basis points over LIBOR and increasing 25 basis points for successive debt/tangible net worth increments.  The term loan facility is subject to annual review if unused.  If used it converts to an 84-month term loan.  A term note from the same institution, in the amount of $750,000, was obtained in March 1999 to assist with the Frescala Foods acquisition discussed below, and was repaid in September 1999.

A total of $500,000 in cash was used in 2000 in connection with the Nate’s polenta acquisition, including costs associated with the transaction, compared with $1,516,000 in 1999 associated with the March 1999 acquisition of Frescala Foods, Inc. discussed below.  In addition, $4,308,000 in cash was used to purchase equipment and leasehold improvements in 2000, compared to $2,415,000 in 1999.  Approximately $1.3 million of the 1999 capital expenditures were part of a $3.5 million capital plan approved by the Company’s Board of Directors in October 1999 for the period of October 1999 through December 2000.  The Company made additional capital expenditures in 2000 of approximately $1.7 million to expand production capability, improve packaging efficiency and maintain quality and upgrade utilities including boiler capacity and waste water treatment, as well as another $.6 million for a stuffed pizza/calzone line.

The Company invested $2.6 million in capital assets in 2001.  Major projects included approximately $900,000 for expansion of and improvements in the pizza/calzone line, approximately $300,000 for ingredients blending upgrade, and over $250,000 for the borsellini dies and pasta machines.  The Company also invested over $500,000 in facility improvements to enhance sanitation and support growth, and $150,000 in new or improved packaging equipment, as well as many other capital projects designed to support growth, improve processes, or assist in compliance issues. The Company anticipates capital expenditures in 2002 to be approximately $2.7 million.  All future capital expenditures are expected to be funded with a combination of cash flow from operations and use of the Company’s credit facility.

On March 12, 1999, the Company purchased the operating assets and inventory of Frescala Foods, Inc. (“Frescala”), a San Antonio, Texas based fresh pasta and sauce producer with an emphasis on private label production. The consideration to Frescala consisted of $1,345,000 in cash plus fully vested options to purchase 300,000 shares of the Company’s common stock.  The options had an approximate fair market value of $145,000, an exercise price of $2.33 per share, and a three-year expiration.  Additionally, Frescala owners received an earn-out of $97,000 as of October 31, 1999 based upon Frescala sales above a predetermined level.  Funding for the transaction came from a new $750,000 two-year term loan, since repaid, use of existing accounts receivable and inventory line, and cash flow from operations.

                The total consideration for Frescala of $1,587,000 plus related acquisition costs of $73,000 was allocated to identifiable fixed assets totaling $200,000 and inventories of $217,000.  The balance of $1,243,000, which includes trademarks and recipes not specifically quantifiable, was charged to goodwill.

                On December 8, 2000, the Company purchased the Nate’s polenta business of South San Francisco, California for a total consideration of $469,000, plus related acquisition costs of $31,000.  Approximately $19,000 was allocated to inventory.  The remaining $481,000, which included recipes, a licensing agreement, and customer list was charged to goodwill. Additionally, Nate’s former owners could have received an earn-out of a maximum of $100,000 to be paid as of August 8, 2001 based upon Nate’s sales above a predetermined level.  However, sales did not reach the predetermined level so no additional payment was made.

Management believes that the Company’s $10 million credit facility, cash generated from operations, and its current cash balance will provide adequate funding to meet its needs for normal operations and capital purchases through 2002.

Deferred Tax Assets

Due to the prior history of losses, a 100% valuation allowance against deferred tax assets was provided in 1998 and earlier years, as we could not determine that it was more likely than not that we could use them. As of December 26, 1999, however, we had experienced three consecutive years of increasingly profitable operations.  Accordingly, we reversed a portion of the valuation allowance totaling $3,430,000 at year-end 1999, since we believed it was more likely than not that at least this portion of deferred tax assets would be realized.  Additional reserves, other than those referred to below, were reversed in 2000.

 The findings in a 2000 Federal Court case for an unrelated party involving some similar issues and fact patterns indicated that we would probably not be able to use certain net operating losses (NOLs) arising in connection with our previously-owned subsidiary Upscale Food Outlets, Inc. (UFO).   Accordingly, beginning of year Federal NOLs in 2000 were reduced, as were the related deferred tax assets.   The resulting reduction in related gross deferred tax assets had no income statement effect in 2000 since they had been fully reserved in prior years.  In late 2001, however, this Federal Court case was reversed on appeal.  The Internal Revenue Service has issued a notice indicating it does not agree with the Federal Court’s decision. The IRS has recommended, and the government has filed, a petition for rehearing and reconsideration with the Federal Circuit Court.  Thus, although the deferred tax assets related to the NOLs have been restored, amounts potentially available for future usage are substantially all reserved, as it cannot currently be determined that their utilization is probable.  We believe that the UFO NOLs utilized to date of approximately $4.0 million will probably not be disallowed, as it is more likely that any negative determination through the Tax Court or legislatively would be prospective in nature.

As this case progresses, we will continue to re-evaluate whether we can utilize any portion of the NOLs relating to UFO.  Any such positive determination would reduce both income tax expense for book purposes and the amounts actually payable to the Federal taxing authorities.  The disallowance of any previous UFO NOL usage would increase both income tax expense and amounts actually payable.

Sales and Marketing

                The Company’s sales and marketing strategy is twofold and targets sustainable growth in distribution of its products and the introduction of innovative new products to keep the Company positioned as the gourmet refrigerated category leader in the marketplace.  Its focus is on increasing sales through expansion of its club store and retail grocery business.

                After gaining over 300 new club stores during 1997 and 1998, expansion of the Company’s club store business continued in 1999 with the rollout of the Company’s products in Costco’s Los Angeles and San Diego divisions with 72 total warehouses.  The Company’s presence in Costco was approximately 230 stores at year-end 2000.  Distribution of the Company’s products also continues to grow with the national expansion of Sam’s Club.  Monterey Pasta’s products are now found in approximately 430 Sam’s Club locations, an increase of approximately 100 stores over 1998.

                During 1999, the Company’s retail grocery distribution increased significantly with the addition of over 200 Ralph’s stores in California, 79 stores of Denver-based King Soopers, 44 stores of Norfolk, VA-based Farm Fresh, Inc., 150 Smart and Final Stores throughout the western United States, as well as a third Direct Store Delivery route in Northern California.  It also acquired 750 new stores with the March 1999 Frescala acquisition, of which it retained approximately 550.  During 2000, the net retail store increase was approximately 1,430 with the addition of 24 Whole Foods and Wild Oats stores, 147 Raley’s, 30 Super Targets, 77 Vons, 35 Furr’s, and the balance, over 1,100 stores from an increased presence with a large private label customer, to whom the Company formerly sold its branded product.

                Monterey Pasta’s products typically are made with no preservatives or artificial ingredients.  Capitalizing on this strength, the Company continues to pursue increased distribution through natural and organic food retailers, whose growth has exceeded 20% in recent years.  The Company estimates there are 450 potential natural and organic retail grocery stores available, as potential markets for its products.

                During 2000, the Company continued its emphasis on bringing innovative new products to the market place with the introduction of refrigerated stuffed pizzas, calzones, pierogies, a tortilla soup, and a vodka sauce.   The refrigerated pizzas and calzones were introduced late in the third quarter with a guaranteed shelf life of 30 days, and, to the company’s knowledge, are the only extended shelf life refrigerated pizzas and calzones.  The pierogies, introduced in the first quarter of 2000, are also the only extended shelf life refrigerated pierogy the Company is aware of, have been accepted nationally at Sam’s Club stores, and have regional distribution elsewhere.  These introductions are part of an ongoing effort to rapidly introduce new products in the refrigerated section, which further enhance the Company’s gourmet image.

Expansion of the Company’s club store business took on an international flavor during 2001 with the introduction of the Company’s products into the Eastern Canada division of Costco, as well as Costco locations in Mexico, and  locations in Asia Pacific.  The Company’s products are now found in approximately 330 Costco Wholesale locations.  Distribution of the Company’s products also continues to grow with the national expansion of Sam’s Club, and the introduction of the Company’s products into Sam’s Club locations in Mexico.  Monterey Pasta’s products are now found in approximately 450 Sam’s Club locations.

During 2001 the Company’s retail business increased significantly with an additional 279 Albertson’s stores including 75 in the metro Phoenix market, and 204 in Northern California, over 50 Dominick’s stores in the metro Chicago market, and 14 Jerry’s Enterprises stores in the upper Midwest, which average 75,00 square feet in size. The Company also acquired significant retail business with its purchase of the Nate’s Polenta brand in late 2000.  The Nate’s Polenta business added distribution to over 700 retail outlets.  At end of 2001, the Company had distribution in over 5,600 retail outlets.

In 2001, the Company continued its emphasis on bringing innovative new products to the marketplace with the introduction of two new product lines: Veil-thin pasta and Italian Classic sauces.  Veil-thin pasta features a delicate dough that is significantly thinner than traditional refrigerated pasta doughs.  The Company’s first offering in the Veil-thin line is its Borsellini, which wraps gourmet fillings in small pouches of veil-thin dough.  The product line has enjoyed considerable success in both retail and club store accounts.  The Italian Classics sauce line expands the Company’s sauce offerings, and features three varieties of Traditional-style Italian sauces.  Italian Classics sauces can be found in both retail and club store accounts.  In addition, the Company also added significantly to its existing line of refrigerated, fresh calzones during the year, and was successful in introducing them to both retail and club store accounts.

Business Risks

                Certain characteristics and dynamics of the Company’s business and of financial markets generally create risks to the Company’s long-term success and to predictable quarterly results.  These risks include:

•                    No Assurance of Continued Profitability.  In the second quarter of 1994, the Company reported its first operating loss from continuing operations.   Subsequent to that quarter the Company incurred losses through the first quarter of 1997, after which it regained profitability, which has continued for nineteen consecutive quarters.   At December 30, 2001, the Company had an

accumulated deficit of $15,083,000.  There can be no assurance that the Company will maintain its recent profitability in the long or short term.

•                    Liquidity:  Need for Additional Capital.   Management believes that its current cash balances, operations and existing bank lines of credit will provide adequate liquidity to meet the Company’s planned capital and operating requirements for normal operations and capital expenditures through the next twelve months, assuming that its existing bank lines can be extended when they expire in October, 2003.  In addition, the disallowance of a significant portion of previously-utilized UFO NOLs might require an unexpected cash outlay.   If the Company’s operations do not provide cash sufficient to fund its operations, and the Company seeks outside financing, there can be no assurance that the Company will be able to obtain such financing when needed, on acceptable terms, or at all.  In addition, any future equity financing or convertible debt financing would cause the Company’s stockholders to incur dilution in net tangible book value per share of Common Stock.

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

•                    Impact of Inflation. Except for dairy ingredients and energy price increases, (see “California Energy Crisis” and “Dairy Ingredients Prices” risks on page 17), the Company believes that inflation has not had a material impact on its operations through 2001.  Substantial increases in labor, employee benefits, freight, ingredients and packaging, rents and other operating expenses, and further increases in cheese and energy prices could adversely affect the operations of the Company’s business in future periods.  The Company cannot predict whether such increases will occur in the future, or their magnitude.

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

•                    Dependence on Major Customers.  During 2001, two customers, Costco and Sam’s Club stores, accounted for 48% and 31%, respectively, of the Company’s total revenues.  The Company currently sells its products to seven separate Costco regions (approximately 330 stores) which make purchasing decisions independently of one another.  These regions re-evaluate, on a regular basis, the products carried in their stores. There can be no assurance that these Costco regions will continue to offer Monterey Pasta products in the future or continue to allocate Monterey Pasta the same amount of shelf space.  The Company also supplies its products to approximately 450 Sam’s Club stores.  Purchasing decisions are made at the company headquarters with input from the store level.  While the Company is in the fifth year of its relationship with Sam’s, and this relationship is expected to continue, there can be no assurance that Sam’s Club stores will continue to carry its products. Loss of either of these customers, Costco or Sam’s Club, would have a material adverse effect on the Company.

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

•                    California Energy Crisis. During 2001, California experienced an energy crisis that could have disrupted the Company’s operations and did increase the Company’s energy expenses.  In the event of an acute power shortage, when power reserves for California fall below 1.5%, electricity providers have on some occasions implemented, and may in the future implement, rolling blackouts. If blackouts interrupt the power supply to the Company’s production facilities, such facilities would temporarily be unable to continue production.  Any such interruption could result in a loss of revenue as a result of reduced production and, in severe cases, spoilage of food products.  In addition, related to the energy crisis, many of the electricity and natural gas suppliers raised their rates substantially during the first six months of 2001. Because the Company has most of its operations in California, its operating costs are affected by an increase in electricity and natural gas prices. As a result, the Company’s operating results are likely to be affected in some measure by the current California energy crisis.  Electricity prices have remained unchanged from May through December 2001, while natural gas prices have declined substantially from their levels in the first five months of 2001.  Management cannot predict the level of future energy prices with certainty.

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

•                    Dairy Ingredients Prices.  During the first ten months of 2001 average price of certain dairy ingredients increased over 40% compared with the average of the prior twelve months, as measured by butterfat prices published by the State of California Department of Food and Agriculture.  Because the Company utilizes various dairy ingredients in many of its products, its operating costs will be affected by an increase in those ingredients. The Company’s operating results were affected in the first eleven months of 2001, and could be affected in some measure in future months by price increases.  Dairy ingredients historically tend to be cyclical in nature and subject to declines in price as well as increases.  Management cannot predict with certainty the duration or magnitude of the current price cycle.

Recently Issued Accounting Standards

               In May 2000, the EITF reached a consensus on Issue 00-14, “Accounting for Certain Sales Incentives.” This issue addresses the recognition, measurement, and income statement classification for sales incentives offered voluntarily by a vendor without charge to customers that can be used in, or are exercisable by a customer as a result of, a single exchange transaction.   In April 2001, the EITF reached a consensus on Issue 00-25, “Vendor Income Statement Characterization of Consideration to a Purchaser of the Vendor’s Products or Services.” This issue addresses the recognition, measurement and income statement classification of consideration, other than that directly addressed by Issue 00-14, from a vendor to a retailer or wholesaler. Issue 00-25 will be effective for the Company’s 2002 fiscal year. Both Issue 00-14 and 00-25 have been codified under issue 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products.”  We are currently analyzing Issue 01-09.   Issue 00-25 is not expected to have a material impact on the Company’s financial position or results of operations, except that certain reclassifications will occur. The consenses reached in Issue 00-25 and Issue 00-14 (codified by Issue 01-09) are effective for fiscal quarters beginning after December 15, 2001.  The Company analyzed the impact of reclassifications on its operating results for the last three fiscal years, if EITF 01-09 had been adopted with the following proforma results shown on page 18:

	—1999—		—2000—		—2001—
(000’s)	As Stated	Reclassified	As Stated	Reclassified	As Stated	Reclassified
Net Revenues	$36,902	$36,902	$47,962	$47,962	$59,220	$59,220
Coupon Expense	—	(153)	—	(167)	—	(66)
Slotting Expense	—	(1,568)	—	(1,478)	—	(1,990)
Promos, Trade Ads	—	(283)	—	(227)	—	(178)
Adjusted Net Revenues	$36,902	$34,898	$47,962	$46,090	$59,220	$56,986

Cost of Sales	22,748	22,748	29,475	29,475	36,469	36,469

Gross Profit	$14,154	$12,150	$18,487	$16,615	$22,751	$20,517
Gross Profit%	38.4	34.8	38.5	36.0	38.4	36.0

Sales, Gen’l & Admin.	$10,220	$10,220	$12,366	$12,366	$15,515	$15,515
Coupon Expense	—	(153)	—	(167)	—	(66)
Slotting Expense	—	(1,568)	—	(1,478)	—	(1,990)
Promos, Trade Ads	—	(283)	—	(227)	—	(178)
Adjusted SG&A	$10,220	$8,216	$12,366	$10,494	$15,515	$13,281

SG&A%	27.7	23.5	25.8	22.8	26.2	23.3
Operating Profit	$3,934	$3,934	$6,121	$6,121	$7,236	$7,236
Operating Profit%	10.7	11.3	12.8	13.3	12.2	12.7

                In June 2001, the Financial Accounting Standards Board finalized FASB Statements 141, Business Combinations (SFAS 141), and 142, Goodwill and Other Intangible Assets (SFAS 142).  SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001.  SFAS 141 also requires that we recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria.  SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001.  It also requires, upon adoption of SFAS 142 that we reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

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

The Company’s previous business combinations were accounted for using the purchase method.  As of December 30, 2001, the net carrying of amount of goodwill is $1,316,000 and other intangible assets is $57,000.  Amortization expense for the fiscal year ended December 30, 2001 was $218,000. Due to the adoption of SFAS 142 the Company estimates that amortization expense for 2002 is expected to decline to $47,000, a decline of $171,000 compared with that expected prior to the adoption of SFAS 142.  Impairment testing at year-end 2001, under the provisions of SFAS 121 “Accounting for Impairment of Long-lived Assets and Long-Lived Assets to be Disposed of (which will be superseded by SFAS 144 “Accounting for the Impairment or Disposal of Lone-Lived Assets”) indicated no need for writedown of goodwill.  The Company will perform impairment testing again at the end of the second quarter of 2002 to determine if any writedowns are necessary.

In August 2001, Statement of Financial Standards No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets” (“FAS 144”) was issued. FAS 144 supersedes Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-lived Assets to be Disposed of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently occurring Events and Transactions.” FAS 144 also amends ARB (“Accounting Research Bulletins”) No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. FAS 144 retains the fundamental provisions of FAS 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while resolving significant implementation issues associated with FAS 121. Among other things, FAS 144 provides guidance on how long-lived assets used as part of a group should be evaluated for impairment, establishes criteria for when long-lived assets are held for sale, and prescribes the accounting for long-lived assets that will be disposed of other than by sale. FAS 144 is effective for fiscal years beginning after December 15, 2001. While the Company has not yet completed the process of determining the effect of this new accounting pronouncement on its consolidated financial statements, the Company currently expects that the effect of SFAS No. 144 on the Company’s consolidated financial statements, when it becomes effective, will not be significant.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                The financial statements and supplementary data of the Company required by this item are set forth at the pages indicated at Item 14(a).

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                None

PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                As of February 11, 2002, the directors, executive officers, and other significant employees of the Company are as follows:

                Directors and Executive Officers:

Name	Age	Position
Charles B. Bonner	59	Director

F. Christopher Cruger	67	Director

R. Lance Hewitt	62	Chief Executive Officer, President and Director

Michael P. Schall	48	Director

Van Tunstall	55	Director

James Wong	54	Director

Walter L Henning	57	Director

Stephen L. Brinkman	53	Chief Financial Officer, Corporate Secretary Secretary and Director

Other significant employees:

Name	Age	Position
Lynn Port	57	Plant Controller

Roy Scotton	42	Director-Logistics

Dan Brown	42	Plant Manager

Ron Hendershott	51	Director-Technical Services

Dan Engle	50	Sales Manager-Central/Southeast Central Region

Rick Falkenberg	49	Director-Quality Assurance

Clifford Farmer	45	Natural Foods/DSD Sales Manager

Lisa Player	41	Sales Manager— East

Joseph Stirlacci	41	National Sales Manager

                Normally each director is elected for a period of one year and serves until the stockholders duly elect his or her successor.  Directors may be elected by the Board to fill a vacancy between annual stockholder meeting elections.

                The principal occupations of each director and executive officer of the Company, for at least the past five years, are as follows:

                Charles B. Bonner, Director.  Mr. Bonner served as a Director of the Company from 1993 through January 1995, and was reappointed as a Director effective September 1995.  Mr. Bonner is President of Pacific Resources, Inc., a mergers and acquisitions advisory firm, a position he has held since September 1989.  Mr. Bonner also serves as a director for the following entities:  Everything Metal Imaginable, Inc., Scrip Advantage, Inc., Vision One Worldwide, Northwest Log Homes and Daystar Venture Fund, LP.

                F. Christopher Cruger, Director.  Mr. Cruger was elected to the Board of Directors in December of 2001.  He is a retired investor and former senior manager or executive of several consumer product or food companies including Proctor and Gamble, Quaker Oats, Sara Lee, Mrs. Smith’s Pies, Tone Brothers, Inc, and McCormick and Company.  He was President and CEO of Tone Brothers from 1985 to 1995.  Mr. Cruger joined McCormick and Company in 1995 and served for four years as Manger of the Food Service Division before retiring.  He is a Director of Kemin Industries, Inc, The Graham Group, Inc. and Chairman and Director of Dominex, LC.

                R. Lance Hewitt, President, Chief Executive Officer and Director.  Mr. Hewitt joined the Company in June 1997 as President and Director.  He was named Chief Executive Officer in August 1997.  Mr. Hewitt was most recently President of Carriage House Fruit Company from 1995 to 1997.  He was Chief Operating Officer of Ingro Mexican Foods from 1988 to 1995.  Hewitt also served as Vice President of Marketing and Sales for the Lawry’s Foods division of Thomas J. Lipton, Inc., a subsidiary of Unilever, and spent fifteen years with McCormick Schilling, Inc., in various executive capacities.

                Michael P. Schall, Director.  Mr. Schall was elected to the Board of Directors in December of 2001.   He is Senior Vice President of Sales, Marketing, and DSD with Wise Foods.  He was President and CEO of The B. Manischewitz Company, LLC from 2000 until 2002.  Prior to that he was President and CEO of Guiltless Gourmet from 1994 to 2000.  In addition to holding executive or senior positions with Carnation , Lawry’s and Prepared Foods, Mr. Schall founded his own strategic consulting firm called Strategic Marketing Methods, Inc. which he ran for six years.

                Van Tunstall, Director.  Mr. Tunstall was elected to the Board of Directorsin February 1997.  Since 1997, he has served as President of the Central Coast Group, a strategic consulting and business services firm.  He has been an independent consultant with a variety of companies since 1997.  Mr. Tunstall was a senior executive with Gilroy Foods, Inc., an international manufacturer of various food product ingredients, from 1977 to 1995.  He served as President and Chairman of the Board from 1991 through 1995.   Previously, Mr. Tunstall held several executive positions with McCormick & Company, Inc.

                James Wong, Director.  Mr. Wong was elected to the Board of Directors in March 1997.  Since March 2000 Mr. Wong has served as CEO of Service Interactive, Inc., a service, maintenance, and consulting company for the food and hospitality industry. He is also Chairman and Chief Executive Officer of Restaurant Connections International, Inc., a company he co-founded in September 1998, which owns and operates a chain of restaurants in Brazil.  Since 1988 he has worked on five continents facilitating strategic alliances with suppliers and joint venture partners to improve global market share and profitability, as Chairman and CEO of Directions International, a U.S. based management consulting firm.  Mr. Wong also serves as a Director of Nevada Gold and Casinos.

                Walter L. Henning, Director.  Mr. Henning was elected to the Board of Directors in December 1999.  He is currently Plant Manager of the Salinas Plant, McCormick & Company, Inc., a position he has held since early 1999.  Mr. Henning began his career with McCormick and Company in 1971 as Manager, Technical Services.  He subsequently was promoted several times to other positions in technical and plant management before leaving the company in 1983 to accept the position of Vice President of Operations with Tone Spices.  Following the sale of Tone, Mr. Henning returned to a subsidiary of McCormick and Company, Gilroy Foods, Inc. in 1995 as Vice President of Operations.  Mr. Henning remained with Gilroy Foods, Inc. in the same capacity after it was purchased by ConAgra in 1996, before ultimately returning to McCormick & Company in 1999.

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

                 Roy G. Scotton, Director-Logistics.  Mr. Scotton joined the Company in June 1996 as Production Manager and was subsequently promoted to Plant Manager.  Mr. Scotton served at Nestle Food Company from 1987 to 1996, most recently as Organizational Development Manager.  In March 1998, Mr. Scotton was reassigned to the responsibilities formerly held by Mr. Klein, with the exception of plant maintenance.  He is now head of Logistics and responsible for the Company’s new distribution center.

                Dan Brown, Director of Operations.  Mr. Brown joined the Company as Director of Operations in May 2001.  Prior to that, Mr. Brown was with Gilroy Foods, Inc, and its successor Gilroy Foods (under new ownership) from 1986 until 2001 where he served in a variety of technical and operations positions, ultimately being promoted to Manager of Plant Operations in 1997.  He also served  as a Logistics Supervisor with Frito Lay from 1984-86.

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

                Dan Engle, Sales Manager-Central/Southeast.  Mr. Engle joined the Company in June 2000 to replace Don Anspaugh who  left the Company.  Mr. Engle has over 25 years food related sales and management experience, most recently with Benzel’s Bretzels, where he served as Private Label Manager from 1998 to 2000.  He was National Sales Manager with Nutritional Medical from 1997 to 1998, and Vice President of Sales and Marketing for Freedom Foods from 1996 to 1998.  Prior to that he worked in private label development and sales over a period of 13 years with several companies, after concluding a seven-year stint as Account Manager with Oscar Mayer.

                Rick Falkenberg, Director-Quality Assurance.  Dr. Falkenberg joined the Company in December 2000 to further strengthen the Quality Assurance efforts of the Company with 25 years of food processing background.  During his career, he worked his way up the chain of responsibilities from plant sanitarian, QA lab manager, QA divisional manager and then Director of Quality and Technical Services.  From 1998 to 2000, Dr. Falkenberg was the Director of Quality and Technical Services for Basic Vegetable Products, a large industrial ingredient supplier.  Prior to that he ran his own International Business Development Company for three years.  From 1993-1996 he was the Corporate Manager of Regulatory Affairs for Cadbury Beverages, following a three-year stay with Gilroy Foods, Inc. as Quality Assurance Manager.

                Clifford M. (Rick) Farmer, Natural Foods/DSD Sales Manager.  Mr. Farmer joined Monterey Pasta Company in April 1991 and was responsible for developing the Company’s Direct Store Delivery operation.   After the successful startup of the DSD system, he was promoted in 1992 to Plant Operations/Distribution Manager.  Her moved back to the DSD operation in June 1993 in the capacity of Northern California Division Manager and was ultimately promoted to Western Regional Operations Manager.  He has been responsible for the Company’s DSD operations since 1993 and in 1999 added natural food and specialty stores to his responsibilities.  Mr. Farmer has over 15 years of food sales and distribution experience including as four-year stint as Executive Vice President of Golden Yolk Egg Company in San Francisco.

                Lisa Player, Sales Manager-East.  Ms. Player joined the Company in the capacity of Eastern Zone Sales Manager and Sam’s Club stores Account Manager in March 1998 after spending a year as Corporate Sales Account Executive with FTP Travel Management Group, a large regional corporate travel management company.  Prior to that she was employed for over five years by Trio’s Pasta Products of Chelsea, Massachusetts, a competitor of the Company, ultimately as National Account Sales Manager.  During her tenure with Trio’s, Ms. Player was responsible for the Sam’s Club account (which, after her tenure with Trio’s, was acquired by the Company in September, 1997).

                Philip Costello, Sales Manager-West.   Mr. Costello joined the Company in February 2001 as Sales Manager-West. After 23 years food sales experience with retail grocery chains, and brokerage firms.  He also held a variety of sales positions with General Mills from 1985-1996.  From 1996 to 2001 he worked with brokerage firms as Business Manager or Team Manager for the Minute Maid Company account.  His retail grocery experience included five years with Save-Mart, and two years with Safeway Stores working at the store level.

                Joseph Stirlacci, National Sales Manager.  Mr. Stirlacci served as Western Zone Manager since December 1995 until December 1999 when he was promoted to Senior Sales Manager-West.  In January 2001 he was promoted to National Sales Manger.  His primary responsibility is to manage, maintain and secure club store and retail accounts.  Mr. Stirlacci has been in the food and beverage industry since 1981, serving seven years with Young’s Market managing wholesale liquor and wine from 1988 to 1995, after six years as the account executive for four large grocery chains.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

                Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and executive officers, and persons who own more than 10% of a registered class of the Company’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company.  Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish the Company with copies of all reports they file under Section 16(a).  To the Company’s knowledge, based solely on its review of the copies of such reports furnished to the Company and written representations that no other reports were required, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with during the fiscal year ended December 30, 2001, with the exception that the Forms 3 for Messrs. Cruger and Schall were filed late.

ITEM 11.               EXECUTIVE COMPENSATION

SUMMARY  COMPENSATION  TABLE

	Annual Compensation						Long Term Compensation
Name and Principal Position	Year	Salary $		Bonus $	Other		Securities Underlying $Options (#)		All Other $
R. Lance Hewitt	2001	$200,477	(1)	$94,949	$9,000	(1)	80,000	(1)	$—
President and Chief	2000	$189,899	(1)	$89,923	$9,000	(1)	160,000	(1)	$—
Executive Officer	1999	$179,846	(1)	$—	$9,000	(1)	112,000	(1)	$—

Stephen L. Brinkman	2001	$140,884	(2)	$39,700	$—		60,000	(2)	$—
Chief Financial Officer	2000	$132,333	(2)	$23,319	$—		60,000	(2)	$—
	1999	$124,038	(2)	$3,923	$—		60,000	(2)	$—

Notes:  (“options” in all cases refer to an option to purchase one share of common stock for each option granted)

(1)           Mr. Hewitt was appointed President in June 1997 and Chief Executive Officer in August 1997.   He was eligible for a 35% bonus upon completing his first full year of employment in 1998.  For every year thereafter he is eligible for a bonus of up to a maximum of 35% of his salary annually for achieving agreed-upon income targets, as approved by the Board of Directors, and an additional 25% of his salary for achieving certain specific objectives for each fiscal period.  He was eligible to vest and vested 50,000 options in each of 1998 and 1999, because he was still employed by the Company on both the first and second anniversaries of his May 26, 1997 employment agreement.  Mr. Hewitt was also eligible to receive, at the discretion of the Board of Directors, an additional 200,000 options during the first two years of employment split as follows: 120,000 for achieving agreed-upon business goals in the first year and 80,000 for achieving business goals in the second year. The cycle for measurement of Mr. Hewitt’s eligibility for bonus, and those options tied to performance, was converted to a fiscal year basis during the fourth quarter of 1998 by resolution of the board of Directors at its October 22, 1998 meeting.  At its February 9, 1999 Board of Directors meeting, the directors awarded 32,000 options to Mr. Hewitt for performance in his first full year of employment through fiscal year-end 1998, based on the new measurement cycle.  The determination for the remainder of the options was made subsequent to 1999 fiscal year-end when Mr. Hewitt was awarded an additional 80,000 options which vested as of February 10, 2000.  In May 1999 Mr. Hewitt was granted an additional 80,000 options based on milestones for the year 2000; 27,000 vested since he was still employed by the Company on December 30, 2000, and 53,000 vested in 2001 based on achievement of performance objectives mutually agreed upon with the Board.  During its February 2000 Board of Directors meeting the Board awarded Mr. Hewitt a 50% bonus for his 1999 performance.  On February 29, 2000, Mr. Hewitt was granted an additional 80,000 options based on milestones for the year 2001; 27,000 vested because he was still employed by the Company on December 30, 2001, and 53,000 could vest in 2002 based on achievement of performance objectives for 2001, mutually agreed upon with the Board.  On October 29, 2001 Mr. Hewitt was granted 80,000 options which will vest if he is still employed by the Company December 29, 2002.  Mr. Hewitt also receives an auto allowance of $750 per month.

(2)           Mr. Brinkman was appointed Chief Financial Officer in September 1997.  He was eligible for, and received, a 20% bonus based upon performance upon completion of his first full year of employment in 1998.  For every year thereafter he is eligible for a bonus of up to 20% based upon the achievement of performance criteria agreed upon with the Chief Executive Officer.  Mr. Brinkman was granted 60,000 options in 1997.  He vested 10,000 options upon his initial employment date, 10,000 options on his first anniversary and 10,000 options for achieving certain performance criteria in his first full year of employment.  In addition, he was eligible to vest and vested 10,000 options on his second anniversary of employment, 10,000 options for achieving certain performance criteria in his second full year of employment, 5,000 options on his third anniversary of employment and 5,000 options for achieving certain performance criteria in his third full year of employment.  The cycle for measurement of Mr. Brinkman’s eligibility for bonus, and those options tied to performance, was converted to a fiscal year basis during the fourth quarter of 1998 at the direction of the Chief

Executive Officer.  He vested 3,000 options for performance through fiscal year-end 1998, based on the new measurement cycle.  The vesting determination for the remainder of the options was made subsequent to 1999 fiscal year-end, at which time Mr. Brinkman vested an additional 6,666 options, with 334 forfeited based on 1998 performance criteria.  In February 2000 Mr. Brinkman was awarded an 18.8% bonus for his 1999 performance.  In May 1999, Mr. Brinkman was granted an additional 60,000 options based on milestones for the year 2000; 20,000 vested since he was still employed by the Company on August 25, 2000, and 40,000 vested in 2001 based on achievement of performance objectives mutually agreed upon with the CEO.  On February 29, 2000, Mr. Brinkman was granted an additional 60,000 options based on milestones for the year 2001; 20,000 vested because he was still employed by the Company on August 25, 2001, and 40,000 could vest in 2002 based on achievement of 2001 performance objectives mutually agreed upon with the CEO.  On October 29, 2001 Mr. Brinkman was granted 60,000 options which will vest if he is still employed by the Company December 29, 2002.

                Option Grants in Last fiscal Year

                The Board granted 80,000 options to Mr. Hewitt and 60,000 options to Mr. Brinkman for the year 2002 which will vest based on employment status (see Notes 1 and 2 under “Executive Compensation”).  Mr. Hewitt exercised and sold the underlying shares for 120,000 options during 2001.

		Individual Grants
Name	Number of Securities Underlying Options Granted	% of Total Options Granted to Employees In 2001	Exercise Or Base Price	Expiration Date	Potential Realizable Value On 12/30/01 Alternative Grant Date Value

R. Lance Hewitt	80,000	15.03	$6.55	October 28, 2011	$232,800

Stephen L. Brinkman	60,000	11.27	$6.55	October 28, 2011	$174,600

                The Alternative Grant-Date Value of Mr. Hewitt’s and Mr. Brinkman’s options was calculated using a Black-Scholes option pricing model assuming no dividends, a weighted average risk-free interest rate of 3.91% and a weighted-average volatility of 44.93%.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

	# of Securities Underlying Options Exercised	Number of Securities Underlying Unexercised Options at December 30, 2001		Value of Unexercised In-the-Money Options at December 30, 2001
Name	During 2001	Exercisable	Unexercisable	Exercisable	Unexercisable

R. Lance Hewitt	120,000	199,000	133,000	$937,019	$256,381

Stephen L Brinkman	—	139,666	100,000	$680,534	$193,250

Employment Contracts

                Mr. Hewitt and Mr. Brinkman have employment agreements, the terms of which are outlined under “Executive Compensation.”

ITEM 12.                                              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                Thetable below sets forth as of February 8, 2002  (except as noted in the footnotes to the table), certain information with respect to the beneficial ownership of the Company’s Common Stock by  (i) all persons known by the Company to be the beneficial owners of more than 5% of the outstanding Common Stock of the Company,  (ii) each director and director-nominee of the Company,  (iii) the Chief Executive Officer as of February 8, 2002, and  (iv) all executive officers and directors of the Company for fiscal year 2001 throughFebruary 8, 2002,  as a group.

	Shares Owned
Name and Address of Beneficial Owner (1)	Number of Shares	Percentage of Class
Gruber and McBaine Capital Management (2) 50 Osgood Place, Penthouse San Francisco, CA 94133	2,529,900	16.7%
RS Investment Management Co, LLC (3) 388 Market Street San Francisco, CA 94111	1,114,050	7.4%
T Rowe Price Associates, Inc. (4) 100 East Pratt Street Baltimore, MD 21202	885,100	5.9%
Kern Capital Management LLC (5) 114 West 47th Street, Suite 1926 New York, New York 10036	767,600	5.1%
F. Christopher Cruger	—	*
Van Tunstall (6)	82,740	*
Michael P. Schall	2,000	*
James Wong (7)	20,000	*
R. Lance Hewitt (8)	214,000	1.4%
Charles B. Bonner (9)	111,227	*
Stephen L. Brinkman (10)	157,666	1.0%
Walter L. Henning (11)	46,200	*
All Officers and Directors as a group (8 persons) (12)	633,833	4.2%

* Represents less than 1%

(1)              Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission.  In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options or warrants held by that person that are currently exercisable or will become exercisable within sixty (60) days after February 8, 2002 are deemed outstanding, while such shares are not deemed outstanding for purposes of computing percentage ownership of any other person.  Options granted under the Company’s First Amended and Restated 1993 Stock Option Plan (the “1993 Stock Option Plan”) generally become exercisable as the underlying shares vest.  Unless otherwise indicated in the footnotes below, the persons and entities named in the table have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws where applicable.  Unless otherwise indicated, the address of each of the individuals listed in the table is: c/o Monterey Pasta Company, 1528 Moffett Street, Salinas, CA  93905.

(2)              Jon D. Gruber and J. Patterson McBaine are the only directors of, and hold all executive offices of, Gruber and McBaine Capital Management (“GMCM”), an investment advisor.  GMCM, together with Messrs. Gruber, McBaine, Thomas O. Lloyd-Butler, and Eric B. Swergold are the general partners of Lagunitas Partners, L.P. (“Lag”), a California investment limited partnership.  As of February 06, 2001, GMCM had shared voting and investment power over 1,931,300 shares; Mr. Gruber has sole voting and investment power over 294,000 shares and shared voting and investment power over 1,931,300 shares; Mr. McBaine has sole voting and investment power over 304,600 shares and shared voting and investment power over 1,931,300 shares; Lag has sole voting and investment power over 1,045,600 shares; and Mr. Butler and Mr. Swergold have shared voting and investment power over 1,931,300 shares.

(3)              RS Investment Management Co. LLC (“RSIM Co. LLC”) is the General Partner of RS investment Management L.P. (“RSIM, L.P.”) and the sole member of RS Regulated I, LLC, the sole shareholder of RS Investment Management, Inc. (“RSIM, Inc”). RSIM, L.P. has sole investment dispositive and voting power over 1,087,400 shares.  RSIM, Inc. has sole investment, dispositive and voting power over 26,650 shares.  These securities are owned by institutional investors for which RSIM. L.P. and RSIM, Inc. serve as investment advisor.  For purposes of reporting requirements of the Securities and Exchange Act of 1934, RSIM, L.P.  and RSIM, Inc. disclaim beneficial ownership of such securities.

(4)              T. Rowe Price Associates, Inc (“Price Associates”) has sole dispositive power for the entire holding of 885,100 shares and sole voting power over 219,800 shares.  These securities are owned by various individual and institutional investors for which Price Associates serves as investment advisor with power to direct investments and/or sole power to vote the securities.  For purposes of the reporting requirements of the Securities Exchange Act of 1934, Price Associates expressly disclaims that it is, in fact, the beneficial owner of such securities.

(5)              Kern Capital Management LLC (“Kern Capital”) is the beneficial owner of the shares.  Robert E. Kern Jr. and David Kern are Controlling Members of Kern Capital and may be deemed the beneficial owner of the securities in that they may be deemed to share the power as to the voting or disposition of the securities.  This does not constitute an admission that either Robert Kern or David Kern is, for any purpose, the beneficial owner of the securities and such beneficial ownership is expressly denied.

(6)              Includes 52,500 shares subject to options granted under the 1993 Stock Option Plan which are exercisable within sixty (60) days of February 8, 2002.

(7)              Includes 15,000 shares subject to options granted under the 1993 Stock Option Plan which are exercisable within sixty (60) days of February 8, 2002.

(8)              Includes 199,000 shares subject to options granted under the 1993 Stock Option Plan which are exercisable within sixty (60) days of February 8, 2002.

(9)              Includes 57,500 shares subject to options granted under the 1993 Stock Option Plan which are exercisable within sixty (60) days of February 8, 2002.

(10)        Includes 139,666 shares subject to options granted under the 1993 Stock Option Plan which are exercisable within sixty (60) days of February 8, 2002.

(11)        Includes 6,200 shares held in an IRA account in the name of Teresa A. Henning to which Mr. Henning claims beneficial ownership, and 17,500 shares subject to options granted under the 1993 Stock Option Plan which are exercisable within sixty (60) days of February 8, 2002.

(12)        Includes 481,666 shares subject to options granted under the 1993 Stock Option Plan which are exercisable within sixty (60) days of February 8, 2002.

ITEM 13.               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                None

PART IV

ITEM 14.               EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)	Consolidated Financial Statements of Monterey Pasta Company:

Report of Independent Certified Public Accountants
Consolidated Balance Sheets: Year-End 2000 and 2001
Consolidated Statements of Operations: Years Ended 1999, 2000 and 2001
Consolidated Statements of Stockholders’ Equity: Years Ended 1999, 2000 and 2001
Consolidated Statements of Cash Flows: Years Ended 1999, 2000 and 2001
Summary of Significant Accounting Policies
Notes to Consolidated Financial Statements
Schedule II - Valuation and Qualifying Accounts

                All other schedules have been omitted since the required information is contained in the

                Consolidated Financial Statements or because such schedules are not required.

(a)(2)       Exhibits:  See Index to Exhibits on page 49.  The Exhibits listed in the accompanying Index of Exhibits are filed or incorporated by reference as part of this report.  Exhibit Nos. 4.7, 10.1, 10.2, 10.12, 10.13, 10.15, and 10.16 are management contracts or compensatory plans or arrangements.

(b)           Reports on Form 8-K filed in the fourth quarter of 2001:

                None

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of

Monterey Pasta Company

We have audited the accompanying consolidated balance sheets of Monterey Pasta Company and subsidiary as of December 31, 2000 and December 30, 2001 and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 30, 2001. We have also audited the schedule listed in the accompanying index at Item 14(a).  These financial statements and the schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America.  These standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Monterey Pasta Company and subsidiary at December 31, 2000 and December 30, 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 30, 2001, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedule presents fairly in all material respects, the information set forth therein.

BDO Seidman, LLP

San Francisco, California

February 1, 2002

MONTEREY PASTA COMPANY

CONSOLIDATED BALANCE SHEETS

ASSETS	December 31, 2000	December 30, 2001
Current assets:
Cash and cash equivalents (Note 1)	$1,457,499	$7,232,128
Accounts receivable, less allowances of $242,301 and $305,483 (Notes 1, 4 and 11)	4,944,009	6,025,323
Inventories (Notes 2 and 4)	3,088,097	3,113,679
Deferred tax assets — short term (Note 8)	3,379,200	1,021,800
Prepaid expenses and other (Note 10)	415,438	1,139,042
Total current assets	13,284,243	18,531,972

Property and equipment, net (Notes 3 and 4)	9,838,097	11,036,044
Deferred tax assets — long term (Note 8)	379,800	553,700
Intangible assets, net (Note 15)	1,590,555	1,372,839
Deposits and other	96,316	101,270
Total assets	$25,189,011	$31,595,825

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,139,767	$1,613,090
Accrued payroll and related benefits	440,155	610,086
Accrued liabilities (Note 13)	873,070	1,343,054
Current portion of notes, loans, and capitalized leases payable (Notes 3 and 4)	32,398	32,008
Total current liabilities	3,485,390	3,598,238

Notes, loans, and capitalized leases payable, less current portion (Notes 3 and 4)	40,179	16,749
Total liabilities	3,525,569	3,614,987

Commitments and contingencies (Notes 5, 9, 11, 13, and 15)

Stockholders’ equity (Notes 6, 7, and 15):
Common stock, $.001 par value, 70,000,000 shares authorized, 13,313,021 and 13,766,692 issued and outstanding	41,175,344	43,063,750
Accumulated deficit	(19,511,902)	(15,082,912)
Total stockholders’ equity	21,663,442	27,980,838

Total liabilities and stockholders’ equity	$25,189,011	$31,595,825

See accompanying summary of significant accounting policies and notes to consolidated financial statements

MONTEREY PASTA COMPANY

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended
	1999	2000	2001
Net revenues(Note 11)	$36,901,772	$47,961,799	$59,220,134

Cost of sales	22,748,471	29,474,723	36,469,186

Gross profit	14,153,301	18,487,076	22,750,948

Selling, general and administrative (Notes 5, 10 and 13)	10,219,615	12,366,056	15,515,013
Operating income	3,933,686	6,121,020	7,235,935

Gain/(loss) on disposition of assets	(13,004)	(37,421)	20,330
Other income (expense), net	1,736	(11,260)	1,278
Interest income (expense), net (Note 4)	(156,233)	(40,338)	107,779

Income before provision for income taxes	3,766,185	6,032,001	7,365,322

Income tax benefit (provision) (Note 8)	3,261,245	109,100	(2,936,332)

Net income	$7,027,430	$6,141,101	$4,428,990

Net income per common share (Note 6):
Basic income per common share	$0.55	$0.46	$0.33

Diluted income per common share	$0.54	$0.44	$0.31

Basic shares outstanding	12,711,801	13,222,062	13,491,177
Diluted shares outstanding	13,074,776	13,835,384	14,254,248

See accompanying summary of significant accounting policies and notes to consolidated financial statements

MONTEREY PASTA COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED  1999, 2000, and 2001

	Common Stock		Accumulated
See Notes 6 and 7	Shares	Amount	Deficit	Total
Balance, end of 1998	12,542,613	39,389,656	(32,680,433)	6,709,223

Issuance of common stock under Employee Stock Purchase Plan, at an average net price per share of $1.47	1,534	2,257	—	2,257

Issuance of common stock as part of net warrant exercised with an exercise price of $2.25 per share	12,489	(5)	—	(5)

Issuance of common stock as part of cash warrant exercise with an exercise price of $2.25 per share	40,300	90,675	—	90,675

Issuance of common stock as part of cash stock option exercises	41,986	72,496	—	72,496

Issuance of common stock to former CEO upon repayment of non-recourse stock loan	300,000	562,500	—	562,500

Fair market value of options issued as part of acquisition of business	—	145,000	—	145,000

Net income for the year	—	—	7,027,430	7,027,430
Balance, end of 1999	12,938,922	$40,262,579	$(25,653,003)	$14,609,576

See accompanying summary of significant accounting policies and notes to consolidated financial statements.

MONTEREY PASTA COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED 1999, 2000, and 2001

	Common Stock		Accumulated
See Notes 6 and 7	Shares	Amount	Deficit	Total
Balance, end of 1999	12,938,922	$40,262,579	$(25,653,003)	$14,609,576

Issuance of common stock under Employee Stock Purchase Plan, at an average net price per share of $1.47	3,006	4,141	—	4,141

Issuance of common stock as part of net warrant exercised with an exercise price of $2.25 per share	152,839	—	—	—

Issuance of common stock as part of cash warrant exercise with an exercise price of $2.25 per share	115,950	260,888	—	260,888

Issuance of common stock as part of cash stock option exercises	102,304	163,403	—	163,403

Net settlement less legal expenses and tax effect from Clearwater Fund IV LLC (Note 6)	—	274,453	—	274,453

Tax benefit of disqualifying dispositions (Note 8)	—	117,400	—	117,400

Stock based compensation	—	92,480	—	92,480

Net income for the year	—	—	6,141,101	6,141,101
Balance, end of 2000	13,313,021	$41,175,344	$(19,511,902)	$21,663,442

See accompanying summary of significant accounting policies and notes to consolidated financial statements.

MONTEREY PASTA COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED 1999, 2000, and  2001

	Common Stock		Accumulated
See Notes 6 and 7	Shares	Amount	Deficit	Total
Balance, end of 2000	13,313,021	$41,175,344	$(19,511,902)	$21,663,442

Issuance of common stock under Employee Stock Purchase Plan, at an average net price per share of $3.37	5,875	19,830	—	19,830

Issuance of common stock as part of net warrant exercised with an exercise price of $6.50 per share	523	—	—	—

Issuance of common stock as part of cash stock option exercises	447,273	969,309	—	969,309

Net settlement less legal expenses and tax effect from investor 16b violation	—	14,299	—	14,299

Tax benefit of disqualifying dispositions (Note 8)	—	562,200	—	562,200

Stock based compensation	—	322,768	—	322,768

Net income for the year	—	—	4,428,990	4,428,990
Balance, end of 2001	13,766,692	$43,063,750	$(15,082,912)	$27,980,838

See accompanying summary of significant accounting policies and notes to consolidated financial statements.

MONTEREY PASTA COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
See Note 12 — Supplemental Cash Flow Information	1999	2000	2001
Cash flows from operating activities:
Net Income	$7,027,430	$6,141,101	$4,428,990
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(3,430,000)	(509,000)	2,183,500
Depreciation and amortization	1,182,883	1,394,204	1,661,327
Provisions for allowances for bad debt, returns, adjustments and spoils	693,727	476,341	63,182
Tax benefit of disqualifying dispositions	—	117,400	562,200
Provision for inventory reserves	149,500	—	—
Loss (gain) on disposition and writedown of property and equipment	13,004	37,421	(20,330)
Stock based compensation	—	92,480	322,768
Changes in assets and liabilities:
Accounts receivable	(2,444,773)	(1,606,739)	(1,144,496)
Inventories	(821,886)	(365,713)	(25,582)
Prepaid expenses and other assets	884,243	65,395	(728,558)
Accounts payable	1,422,318	(613,200)	(526,676)
Accrued expenses	24,289	770,516	639,914
Net cash provided by operations	4,700,735	6,000,206	7,416,239

Cash flows from investing activities:
Purchase of property and equipment	(2,414,538)	(4,308,418)	(2,638,833)
Proceeds from sale of property and equipment	27,600	—	28,559
Acquisition of business operating assets	(1,515,741)	(500,388)	—
Net cash used in investing activities	(3,902,679)	(4,808,806)	(2,610,274)

Cash flows from financing activities:
Proceeds from revolving line of credit	16,393,424	11,682,598	—
Repayments on revolving line of credit	(16,311,796)	(12,287,483)	—
Proceeds from long-term debt	750,000	—	—
Repayment of long-term debt and capital lease obligations	(2,347,853)	(83,301)	(34,774)
Section 16(b) settlement	—	454,453	14,299
Proceeds from issuance of common stock	727,923	428,433	989,139
Net cash provided by (used in) financing activities	(788,302)	194,700	968,664
Net increase in cash and cash equivalents	9,754	1,386,100	5,774,629
Cash and cash equivalents, beginning of year	61,645	71,399	1,457,499
Cash and cash equivalents, end of year	$71,399	$1,457,499	$7,232,128

See accompanying summary of significant accounting policies and notes to consolidated financial statements.

MONTEREY PASTA COMPANY

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                Principles of Consolidation and Nature of Operations

                The consolidated financial statements include the accounts of Monterey Pasta Company (a producer and distributor of pasta, pasta sauces, soups, and related items), together with its wholly-owned subsidiary, Monterey Pasta Development Company  (a franchiser of restaurants - inactive).  All significant intercompany accounts and transactions have been eliminated in consolidation.  Collectively, Monterey Pasta Company and Monterey Pasta Development Company are referred to as the “Company.”

                The Company’s production facility and distribution center are both located in Monterey County, California.  Its products are available throughout the United States as well as selected distribution areas in Canada, the Caribbean, Latin America, and Asia Pacific.  The principal customers are retail groceries and club stores.  The Company offers credit and payment terms to its customers in line with industry practices, generally calling for unsecured trade accounts receivable.

                Accounting Periods

                For quarterly reporting purposes the Company employs a 4-week, 4-week, 5-week reporting period.  The fiscal year ends on the last Sunday of each calendar year (52/53-week year).  The 1999 fiscal year contained 52 weeks and ended on December 26.  The 2000 fiscal year contained 53 weeks and ended on December 31, while the 2001 fiscal year contained 52 weeks and ended on December 30.

                Reclassifications

                Certain of the prior year financial statement amounts have been reclassified to conform to the current year presentation.

                Cash and Cash Equivalents

                The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

                Accounts Receivable and Allowances

                The Company provides allowances for estimated credit losses, product returns, spoilage, and adjustments at a level deemed appropriate to adequately provide for known and inherent risks related to such amounts.  The allowances are based on reviews of loss, return, spoilage, adjustment history, contractual relationships with customers, current economic conditions, and other factors that deserve recognition in estimating potential losses.  While management uses the best information available in making its determination, the ultimate recovery of recorded accounts, notes, and other receivables is also dependent on future economic and other conditions that may be beyond management’s control.

                Inventories

                Inventories are stated at the lower of cost (using the first-in, first-out method) or market and consist principally of component ingredients to the Company’s refrigerated pasta and sauces, finished goods, and packaging materials.

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

                Stock-based Compensation

                As permitted under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, the Company continues to account for employee stock-based transactions under Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees.  However, SFAS No. 123 requires the Company to disclose pro forma net income and earnings per share as if the fair value method had been adopted.  Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period.  For non-employees, cost is also measured at the grant date, using the fair value method, but is actually recognized in the financial statements over the vesting period, or immediately if no further services are required.

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

                New Accounting Pronouncements

                In May 2000, the EITF reached a consensus on Issue 00-14, “Accounting for Certain Sales Incentives.” This issue addresses the recognition, measurement, and income statement classification for sales incentives offered voluntarily by a vendor without charge

to customers that can be used in, or are exercisable by a customer as a result of, a single exchange transaction.   In April 2001, the EITF reached a consensus on Issue 00-25, “Vendor Income Statement Characterization of Consideration to a Purchaser of the Vendor’s Products or Services.” This issue addresses the recognition, measurement and income statement classification of consideration, other than that directly addressed by Issue 00-14, from a vendor to a retailer or wholesaler. Issue 00-25 will be effective for the Company’s 2002 fiscal year.  Both Issue 00-14 and 00-25 have been codified under issue 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products.”  We are currently analyzing Issue 01-09.  Issue 01-09 is not expected to have a material impact on the Company’s financial position or results of operations, except that certain reclassifications may occur. The consenses reached in Issue 00-25 and Issue 00-14 (codified by Issue 01-09) are effective for fiscal quarters beginning after December 15, 2001.

                In June 2001, the Financial Accounting Standards Board finalized SFAS 141, “Business Combinations,” and SFAS 142, “Goodwill and Other Intangible Assets.”  SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001.  SFAS 141 also requires recognition of acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria.  SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001.  It also requires, upon adoption of SFAS 142, the reclassification of the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

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

The Company’s previous business combinations were accounted for using the purchase method.  As of December 30, 2001, the net carrying of amount of goodwill is $1,316,000 and other intangible assets is $57,000. Amortization expense for the fiscal year ended December 30, 2001 was $218,000.  Due to the adoption of SFAS 142 the Company estimates that amortization expense for 2002 is expected to decline to $47,000, a decline of $171,000 compared with that expected prior to the adoption of SFAS 142.  Impairment testing at year-end 2001, under the provisions of SFAS 121 “Accounting for Impairment of Long-lived Assets and Long-Lived Assets to be Disposed of (which will be superseded by SFAS 144 “Accounting for the Impairment or Disposal of Lone-Lived Assets”) indicated no need for writedown of goodwill.  The Company will perform impairment testing again at the end of the second quarter of 2002 to determine if any writedowns are necessary.

                In August 2001, Statement of Financial Standards No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets” (“FAS 144”) was issued. FAS 144 supersedes Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-lived Assets to be Disposed of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently occurring Events and Transactions.” FAS 144 also amends ARB (“Accounting Research Bulletins”) No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. FAS 144 retains the fundamental provisions of FAS 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while resolving significant implementation issues associated with FAS 121. Among other things, FAS 144 provides guidance on how long-lived assets used as part of a group should be evaluated for impairment, establishes criteria for when long-lived assets are held for sale, and prescribes the accounting for long-lived assets that will be disposed of other than by sale. FAS 144 is effective for fiscal years beginning after December 15, 2001. While the Company has not yet completed the process of determining the effect of this new accounting pronouncement on its consolidated financial statements, the Company currently expects that the effect of SFAS No. 144 on the Company’s consolidated financial statements, when it becomes effective, will not be significant.

MONTEREY PASTA COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.             Concentration of Credit Risk

                Financial instruments, which potentially subject the Company to concentration of credit risk, include cash and accounts receivable.   The Company maintains its cash accounts in Comerica, Fresno, California.  The bank cash balances are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000.   At December 30, 2001 uninsured cash balances totaled $7,132,000.  As of December 30, 2001, approximately 76% of the Company’s accounts receivable are concentrated with two major customers (See Note 11).

2.             Inventories

	2000	2001
Inventories consisted of the following:

Production — Ingredients	$1,168,907	$1,088,763
Production — Finished goods	1,089,653	1,101,410
Paper goods and packaging materials	606,349	907,640
Operating supplies	250,688	43,366
	3,115,597	3,141,179
Allowances for spoils and obsolescence	(27,500)	(27,500)
	$3,088,097	$3,113,679

        The Company records shipping cost for product delivered to customers.  These costs were approximately $1,279,000, $1,908,000, 2,211,000 for 1999, 2000, and 2001, respectively.

3.             Property and Equipment

	2000	2001
Property and equipment consisted of the following:

Leasehold improvements	$3,592,696	4,551,297
Machinery and equipment	8,269,797	11,273,229
Computers, office furniture and equipment	879,575	943,987
Vehicles	391,302	295,113
	13,133,370	17,063,626
Less accumulated depreciation and amortization	(5,297,906)	(6,586,503)
	7,835,464	10,477,123
Construction in progress	2,002,633	558,921
	$9,838,097	$11,036,044

        Construction in progress at December 30, 2001 includes deposits for equipment on order or yet to be installed.

4.             Notes, Loans, and Capitalized Leases Payable

        Capitalized Leases

The Company leases certain equipment under capitalized leases, including office equipment, a van and truck with book values of  $60,603 and $51,681 in 2000, and 2001, respectively.  Future minimum lease payments consist of:

Year	Total
2002	$35,442
2003	19,015
2004	1,814
56,271

Less amounts representing interest	7,514

Capitalized leases payable	$48,757
Less current portion	32,008
Long term portion	$16,749

        Credit Facility

                On August 1, 2001 Imperial Bank provided a new multi-year credit facility to the Company.  The existing accounts receivable and inventory revolver was renewed to expire October 31, 2003 with a commitment of $1.5 million and interest at either prime rate or LIBOR plus 185 basis points for a debt/tangible net worth ratio of less than 1.0:1.  LIBOR premium increases 25 basis points for  debt/tangible net worth ratios from 1.0 to 1.25:1, with another 25 basis point increase for debt/tangible net worth ratios above 1.25:1.  In addition, the Company’s lender approved a $8.5 million non-revolving term facility in the event of a need for major capital expenditures and acquisitions to expire October 31, 2009.   Pricing is at either prime rate or LIBOR plus premiums for the same debt/tangible net worth ratios beginning at 200 basis points over LIBOR and increasing 25 basis points for successive debt/tangible net worth increments.  The total credit facility is $10.0 million.  The term loan facility is subject to annual review if unused.  If used it converts to an 84-month term loan.

                The terms of the Credit Facility prohibit the payment of cash dividends (except with written approval) on the Company’s capital stock and restricts payments for, among other things, repurchasing shares of its capital stock.  Other terms of the Credit Facility limit the Company with respect to, among other things, (i) incurring additional indebtedness,  (ii) adversely changing the capital structure, and (iii) acquiring assets other than in the normal course of business including specific limits on annual capital expenditures (currently $4.25 million).  As of December 30, 2001, there were no violations of any loan covenants and no loans outstanding.

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

                Future minimum annual lease payments due under non-cancelable operating leases with terms of more than one year are as follows:

Year	Lease Amount

2002	$487,368
2003	487,505
2004	469,787
2005	35,062
$1,479,722

                Gross rent expense under the leases for 1999, 2000, and 2001 was $578,179, $714,809 and $594,454 respectively.  During 1997, the Company subleased its former San Francisco premises at a slight premium to the rent for which it had a contractual liability.  The

sublease expired in 2001 on the same date as the underlying lease.   Sublease income for the San Francisco property for 1999, 2000 and 2001 was $230,700, $247,865, and $31,108 respectively.

6.             Stockholders’ Equity

                Preferred Stock

                In December 1997, $3,000,000 of Series A-1 Convertible Preferred Stock, originally issued in August 1996, was converted into 4,108,108 shares of common stock.  On February 13, 1998, the Company was notified by the NASDAQ Stock Market, Inc. (“NASDAQ”) that the Company’s Series A Convertible Preferred stock offering, as amended by the Series A-1 Agreement in March of 1997, had violated Rule 4460(i)(l)(D)(ii) which requires stockholder approval prior to the issuance of securities convertible into common stock equal to, or in excess of, 20% of outstanding shares at the time of issuance.  The NASDAQ required the Company to repurchase 2,365,066 shares, held by Clearwater Fund IV, Ltd., or face delisting from the National NASDAQ market.

                After reviewing its options, Company management, in concert with the Company’s Board of Directors and its legal advisors, began negotiations with Clearwater Fund IV, Ltd. to repurchase 2,365,066 shares.  Negotiations were completedMarch 5, 1998 and the Company repurchased the shares for a total consideration of $2,690,263 or $1.1375/share.

On February 2, 2000, the United States District Court for the District of Delaware denied a motion to dismiss a lawsuit against Clearwater Fund IV, Ltd. and Clearwater Fund IV, LLC, stockholders of the Company, (collectively, “Clearwater”), Mark Levy v. Clearwater Fund IV, Ltd. and Clearwater Fund IV, LLC and Monterey Pasta Company, United States District Court for the District of Delaware, Case No. 99-004-SLR.  The lawsuit alleged a violation of Section 16(b) of the Securities Exchange Act of 1934, as amended, in connection with alleged purchases and sales of the Company’s stock within a six-month period following the conversion of Clearwater’s convertible preferred stock to the Company’s common stock.  The Company was named as a nominal defendant in the lawsuit.  Plaintiff sought the return of approximately $1,064,000 in alleged profit and Clearwater contested the claim.  In July 2000, the parties signed a settlement agreement whereby Clearwater agreed to pay $700,000 to the Company in settlement of the claim asserted by the plaintiff.  Plaintiff’s counsel applied to the court for attorney’s fees and expenses of approximately $230,000 from the settlement.  As part of the settlement, Clearwater and the Company  exchanged mutual releases.  The settlement was approved by the Board of Directors of the Company.

                On October 27, 2000 the Company received a check in the amount of $472,406 including the settlement amount of $470,000, and interest of $2,406.  The stockholders’ equity account was increased to reflect the disgorged profit settlement amount, net of the related $180,000 tax effect.

                Common Stock

The Company includes its additional paid-in capital under the heading common stock on its consolidated balance sheets.  The additional paid in capital portion amounted to $13,313 and $13,767 at December 31, 2000 and December 31, 2001, respectively.

                In April 1997, the Company’s then current Chief Executive Officer agreed to purchase 550,000 shares of common stock based on an agreement containing various time-served and performance restrictions with a full recourse note due December 31, 1997.  Certain of the performance restrictions were not met and 250,000 shares were forfeited during 1997, leaving 300,000 shares outstanding at December 28, 1997.  The note, with a remaining balance of $562,500, was converted to non-interest bearing, non-recourse status effective December 31, 1997 with an expiration date of December 31, 1999.   Because the new note was non-recourse, the shares and related note were treated for accounting purposes as canceled and replaced with an option to purchase such shares.  The $51,000 fair value of the resulting option grant was recorded as an expense during the first quarter of 1998.  During 1999, the former Chief Executive Officer of the Company sold the shares and repaid the note entirely.

                During 1999, warrants representing 86,987 potential shares of Company common stock were exercised at $2.25 per share (See Note 7).  Certain of the warrants were converted into stock as a “net exercise.”  In this case, no actual cash exercise proceeds were received by the Company.  Instead, shares were issued for only the difference between the average of the NASDAQ closing bid and ask on the day preceding exercise, and the exercise price, multiplied by the number of shares represented by warrants.  This potential gain was then divided by the average of the closing bid and ask to determine the number of shares to issue.  As a result, while warrants potentially representing 86,987 common shares were exercised, only 52,789 shares of common stock were issued.

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

         During 2000, employee and director options representing 102,304 shares of common stock were exercised.

         In 2001, employee and director options representing 297,684 shares of common stock were exercised.  Non-plan options representing 149,589 shares of common stock granted to the shareholders and plant manager of Frescala Foods, Inc. as part of the March 1999 acquisition were also exercised.  In addition, warrants representing 3,786 potential shares with an exercise price of $6.50 and an expiration date of May 1, 2003, were exercised.  Since the warrants were converted into stock as a net exercise, only 523 shares of common stock were issued.  These warrants were originally issued in connection with a July 1996 private placement in which the Company issued warrants to purchase up to 400,750 shares of common stock. Warrants representing up to 396,964 shares of common stock remain unexercised in connection with the July 1996 private placement.  Additionally during 2001, 5,875 employee stock purchase plan shares were issued.

         Employee Stock Purchase Plan

                In October 1994, the Company’s Board of Directors adopted a qualified employee stock purchase plan.  Under the purchase plan, eligible employees (those who have completed one year of continuous employment with the Company) may purchase shares of the Company’s common stock through payroll deductions not to exceed 10% of gross wages.  The Company has reserved 200,000 shares of its common stock for issuance under the purchase plan, which remains in effect until terminated by the Company’s Board of Directors, or until all of the shares reserved for under the purchase plan have been issued.  Unless the Board has otherwise provided a higher amount prior to the commencement of an offering period, the offering exercise price for each purchase period is 85% of the lesser of (a) the fair market value of the shares on the offering date of such offering period or (b) the fair market value of the shares on the given purchase date.  There were 1,534, 3,006, and 5,875 shares of common stock issued under the plan in 1999, 2000 and 2001, respectively.  At December 30, 2001, there were 185,061 available shares remaining under the plan.

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

                Options to purchase 1,222,395, 1,500,890, and 1,527,250 shares of common stock were outstanding at year-end 1999, 2000, and 2001, respectively (see Note 7).  A total of 1,152,395 options were included in the 1999 computation of diluted earnings per share, with 70,000 excluded, because exercise prices were greater than the average market price of the common shares.  During 2000, a total of 1,465,590 options were included in the computation of diluted earnings per share, with 35,300 excluded, because of exercise prices.  At 2001 year-end a total of 1,465,250 options were included in the computation of diluted earnings per share, with 62,000 excluded, because of exercise prices. Warrants to purchase 846,563, 400,750, and 396,964 shares were outstanding at year-end 1999, 2000, and 2001, respectively (see Note 7).  In 1999, warrants representing 445,813 shares of common stock were included in the calculation of diluted earnings per share, leaving warrants representing 400,750 shares excluded, because of exercise prices.  During 2000, no warrants representing shares on common stock were included, with warrants representing 400,750 shares of common stock excluded, because of exercise prices.  At year-end 2001 no warrants representing shares on common stock were included, with warrants representing 396,964 shares of common stock excluded, because of exercise prices.

7.             Warrants and Stock Options

                Warrants

                In April 1996, the Company issued warrants to purchase 400,750 shares of its common stock at $6.50 per share in connection with a placement of 916,000 shares of common stock.  The warrants, with an estimated original value of $137,400, are valid for seven years, expire in April 2003, and include registration rights for the related shares, which were registered effective October 24, 1997.  During 2001 warrants representing 3,786 potential shares of common stock were exercised, leaving warrants representing 396,964 potential shares of common stock outstanding at year-end.

                In March 1997, the Company issued warrants for 532,800 shares of its common stock at $2.25 per share in connection with a private placement of 1,600,000 shares of common stock.  The warrants, with an estimated original value of $271,700, were valid for three years, expired in March, 2000, and included registration rights for the related shares which were part of the Company’s S-3 which was effective October 24, 1997.  Warrants representing a total of 86,987 and 445,813 potential shares were exercised in 1999 and 2000, respectively (See Note 6).  Therefore, as of December 31, 2000 none of the March 1997 warrants remained outstanding.

                Stock Option Plan

                                Effective August 31, 1993, the Company’s Board of Directors adopted a stock option plan, subsequently amended and restated, which provides for the granting of incentive stock options or non-qualified stock options to eligible employees, consultants and outside directors.  The Company initially reserved 1,200,000 shares of its common stock for issuance under the plan.  The plan provides that the option price shall not be less than the fair market value of the shares on the date of grant; therefore, no compensation expense is recorded for employees, unless the market price exceeds the strike price on the day of grant.  Compensation or other expense is recorded for any non-employee grants at fair value of the option award.  Options generally vest over a period of one to three years and may be exercised for a period of up to ten years.  In January of 1998, the Company filed a Form S-8 to register up to 540,000 additional shares of common stock eligible to be issued pursuant to the Plan to increase the total number of registered shares to 1,740,000.  As of December 30, 2001, the Company had 60,654 shares available under the Plan.  The Plan was amended in July 1998 to allow two years from date of a transfer of control for the exercise of options for those employees and directors not retained after the transfer of control.  On April 23, 1999, the Company filed an S-8 to register 300,000 shares of common stock associated with options issued outside of the plan, in conjunction with the March 12, 1999 purchase of the operating assets of Frescala Foods, Inc. During 2001, the Company issued additional options to purchase up to 155,200 shares outside of the Plan.  Management expects to register these shares in 2002.

        The following table shows activity in outstanding options during 1999, 2000, and 2001.

	1999		2000		2001
		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	1,002,581	$2.24	1,222,395	$2.29	1,500,890	$2.54
Granted	616,000	2.44	437,300	3.30	532,200	6.41
Exercised	(341,986)	1.86	(102,304)	1.60	(447,273)	2.17
Canceled or expired	(54,200)	5.86	(56,501)	4.81	(58,567)	4.67
Outstanding at end of year	1,222,395	$2.29	1,500,890	$2.54	1,527,250	$3.91

Options exercisable at year end	880,645	$2.26	1,008,589	$2.15	847,634	$2.47

Weighted average fair value of Options granted during the year		$0.88		$1.98		$3.00

        The following table shows information for options outstanding or exercisable as of December 30, 2001

	Options Outstanding			Options Exercisable
		Weighted			Weighted
		Average	Weighted		Average	Weighted
Range of		Remaining	Average		Remaining	Average
Exercise	Number of	Contractual	Exercise	Number of	Contractual	Exercise
Prices	Shares	Life	Price	Shares	Life	Price
$1.13 — 2.99	705,550	4.9 years	$2.17/share	702,884	4.9 years	$2.16/share
$3.00 — 4.99	291,000	8.1 years	$3.58/share	126,750	7.9 years	$3.61/share
$5.00 — 6.99	499,200	9.6 years	$6.38/share	8,000	8.9 years	$5.23/share
$7.00 — 8.00	31,500	8.0 years	$7.11/share	10,000	3.7 years	$7.00/share

Total	1,527,250	7.1 years	$3.91/share	847,634	5.4 years	$2.47/share

                If the Company had elected the fair value method of accounting for stock-based compensation, compensation cost would be accrued at the estimated fair value of stock option grants over the service period, regardless of later changes in stock prices and price volatility.  The fair value at date of grant for options granted in 1999, 2000, and 2001 has been estimated based on a modified Black-Scholes pricing model with the following assumptions: no dividend yield for any year; expected volatility for 1999, 2000 and 2001 grants of approximately 49%, 55%, and 48% based on historical results; risk-free interest rates of 7.37%, 6.37% and 4.18%; and expected lives of approximately five years for all grants.  The table on the following page shows net income per share for 1999, 2000, and 2001 as if the Company had elected the fair value method of accounting for stock options.

	1999	2000	2001
Net income as reported	$7,027,430	$6,141,101	$4,428,990

Additional compensation expense, net of tax effect	(164,211)	(257,108)	(174,564)

Proforma net income, as adjusted	$6,863,219	$5,883,993	$4,254,426

Basic net income per share	$0.55	$0.46	$0.33
Additional compensation expense	(0.01)	(0.02)	(0.01)
Basic Proforma net income per share, as adjusted	$0.54	$0.44	$0.32

Diluted net income per share	$0.54	$0.44	$0.31
Additional compensation expense	(.01)	(.01)	(0.01)
Diluted Proforma net income (loss) per share, as adjusted	$0.53	$0.43	$0.30

8.             Income Taxes

         The Company’s income tax benefit (provision) consists of:

	1999	2000	2001
Current:

Federal	$105,051)	$(244,500)	$(618,100)
State	(63,704)	(155,400)	(134,732)
Total	(168,755)	(399,900)	(752,832)

Deferred:

Federal	3,250,000	(221,100)	(1,919,400)
State	180,000	730,100	(264,100)
Total	3,430,000	509,000	(2,183,500)

Net tax benefit (expense)	$3,261,245	$109,100	$(2,936,332)

                A reconciliation between the Company’s effective tax rate and U.S. Federal income tax rate on loss from continuing operations follows:

	1999	2000	2001
Federal statutory rate	34.0%	34.0%	34.0%

State income taxes, net of effect on Federal income taxes	1.7	4.3	2.8

Utilization of net operating losses for which deferred income tax assets had been reduced by valuation allowances	(37.8)	—	—

Reversal of Federal and State valuation allowances	(91.1)	(40.3)	—

Other	7.0	.2	3.1

Effective income tax rate	(86.2)%	(1.8)%	39.9%

Due to the prior history of losses, a 100% valuation allowance against deferred tax assets was provided in 1998 and earlier years, as management could not determine that it was more likely than not that they would be realized. As of December 26, 1999, however, the Company had experienced three consecutive years of increasingly profitable operations.  Accordingly, a portion of the valuation allowance totaling $3,430,000 was reversed in 1999, since the Company believed it was more likely than not that at least this portion of deferred tax assets would be realized.  Additional reserves, other than those referred to below, were reversed in 2000.

The valuation allowance for 1999, 2000 and 2001 was increased (reduced) by ($4,563,000), ($7,512,000), and $6,008,000, respectively.  The findings in a 2000 Federal Court case for an unrelated party involving some similar issues and fact patterns indicated that the Company would probably not be able to use certain net operating losses (NOLs) arising in connection with its previously-owned subsidiary Upscale Food Outlets, Inc. (UFO).   Accordingly, beginning of year Federal NOLs in 2000 were reduced, as were the related deferred tax assets.   The resulting reduction in related gross deferred tax assets had no income statement effect in 2000 since they had been fully reserved in prior years.  In late 2001, however, this Federal Court case was reversed on appeal.  The Internal Revenue Service has issued a notice indicating it does not agree with the Federal Court’s decision. The IRS has recommended, and the government has filed, a petition for rehearing and reconsideration with the Federal Circuit Court.  Thus, although the deferred tax assets related to the NOLs have been restored, amounts potentially available for future usage are substantially all reserved, as it cannot currently be determined that their utilization is probable.  There is no reserve or accrual for the tax effect of UFO NOLs utilized through December 30, 2001, as management believes it is more likely that any negative determination through the Tax Courts of legislatively would be prospective in nature.

                Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax assets are as follows:

	2000	2001
Federal loss carryforwards	$2,356,000	$6,008,000
Accumulated depreciation and Amortization	305,800	322,600
Alternative minimum tax credit carryovers	248,000	384,000
State income and franchise taxes, net of
effect on Federal income taxes	519,000	499,100
Other	236,100	370,300
	3,759,000	7,584,000
Less valuation allowance	—	(6,008,500)

Net deferred tax assets	$3,759,000	$1,575,500

                As of December 31, 2001, the Company has restored Federal NOLs totaling $17.7, which expire in varying amounts through 2012, respectively.  Should more than a 50% change in Company ownership occur within a three-year period, utilization of these losses to reduce future years’ taxable income would be further limited. State income and franchise deferred tax assets include approximately $489,000 in California Manufacturer’s Tax Credits available to offset future California income taxes, expiring in varying amounts through 2010.

                The Company realizes tax benefits as a result of the exercise of non-qualified stock options and the exercise and subsequent sale of certain incentive stock options (disqualifying dispositions). For financial reporting purposes, any reduction in income tax obligations as a result of these tax benefits is credited to additional paid-in capital. In the years 2000 and 2001, tax benefits of disqualifying dispositions totaling $117,400 and $562,200 have been credited to stockholders’ equity.

9.             Litigation and Contingencies

                In November 2000, the Company received $472,406 in settlement of a Section 16(b) lawsuit against a former significant stockholder (see Note 6).

                As of December 30, 2001, there are no other material pending legal proceedings, other than ordinary, routine litigation incidental to the Company’s business, to which the Company is a party or to which any of its property is subject.

10.          Slotting and Advertising Costs

                Included in the balance sheet under “Prepaid Expenses and Other” was slotting and advertising costs of $37,177 at December 31, 2000, with no prepaid balance at December 30, 2001,  These expenses relate primarily to slotting fees paid or credited to grocery chains for shelf space allocations.  Total advertising expenses and slotting fees included in Selling, General and Administrative expenses in the accompanying statements of operations for 1999, 2000 and 2001 were $1,977,333, $1,847,292, and $2,444,056 respectively.  In accordance with EITF  01-09 “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products,” certain of these expenses will be reclassified and offset against revenues in 2002.

11.          Significant Customers

                Costco and Sam’s Club stores each accounted for portions of total revenues as follows:

	1999	2000	2001
Costco	49%	50%	48%
Sam’s Club stores	31%	30%	31%

                At December 26, 1999, December 31, 2000, and December 30, 2001 Costco and Sam’s Club stores accounted for the following concentration of accounts receivable.

	1999	2000	2001
Costco	49%	42%	35%
Sam’s Club stores	27%	32%	41%

                The Company currently sells its products to eight separate Costco regions which make purchasing decisions independently of one another.  On a regular basis, these regions re-evaluate the products carried in their stores.  There can be no assurance that these Costco regions will continue to offer Monterey Pasta’s products in the future or continue to allocate Monterey Pasta the same amount of shelf space.  Purchasing decisions for Sam’s Club stores (“Sam’s”), the Company’s second largest customer, are made at the head office level with input from the stores.  While the Company is in the fifth year of its relationship with Sam’s, there can be no assurance that Sam’s will continue to carry the Company’s products.  Currently, the loss of either Costco or Sam’s would materially adversely affect the Company’s business operations.

                No other single customer accounted for more than 10% of revenues or accounts receivable.

12.          Supplemental Cash Flow information

Cash payments:	1999	2000	2001
Interest	$171,212	$43,954	$4,719
Income Taxes	177,958	265,786	230,975

Non-cash Financing and Investing Activities:
Issuance of common stock in payment of assets	145,000	—	—
Purchase of leased equipment	19,099	—	10,954

13.          Employee Benefit Plan

                In 1996, the Company instituted a 401(k) Plan covering substantially all full-time employees with six months of service.  Under the Plan, employees may elect to defer up to 15% of compensation (subject to certain limitations).  The Company matches one-half of employee contributions up to 6% of compensation.  In addition, the Company may make an annual discretionary profit-sharing contribution.   Employee contributions, Company matching contributions and related earnings are always 100% vested.  Company profit-sharing contributions and related earnings vest 20% a year, with 100% vesting after five years of service.  During 1999, 2000 and 2001, the Company’s expense for matching contributions was $73,326, $91,806, and $109,619 respectively; there were no profit-sharing contributions for 1999, 2000, or 2001.

14.          Quarterly Information (unaudited)

                The summarized quarterly financial data presented on the following page and on the following page reflect all adjustments which, in the opinion of management, are of a normal and recurring nature necessary to present fairly the results of operations for the periods presented.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	2000
Year Ended 2000

Net revenue	$11,155,539	$11,045,842	$12,160,813	$13,599,605	$47,961,799
Gross profit	4,124,081	4,260,230	4,796,379	5,306,386	18,487,076
Operating income	1,192,526	1,444,428	1,611,672	1,872,394	6,121,020

Net income	$1,094,434	$1,311,563	$1,825,411	$1,909,693	$6,141,101

Basic earnings per common share	$0.08	$0.10	$0.14	$0.14	$0.46

Diluted earnings per common share	$0.08	$0.09	$0.13	$0.14	$0.44

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	2001
Year Ended 2001

Net revenue	$14,732,461	$14,011,656	$14,929,347	$15,546,670	$59,220,134
Gross profit	5,718,013	5,129,560	5,546,395	6,356,980	22,750,948
Operating income	1,950,354	1,326,867	1,757,410	2,201,304	7,235,935

Net income	$1,225,036	$832,535	$1,099,286	$1,272,133	$4,428,990

Primary earnings per common share	$0.09	$0.06	$0.08	$0.11	$0.33

Diluted earnings per common share	$0.09	$0.06	$0.08	$0.11	$0.31

15.          Intangible Assets and Business Acquisition

                Intangible assets consist of:

	2000	2001
Tradenames	$204,376	$204,376
Other intangibles	262,684	262,684
Goodwill and other intangibles not separately quantifiable	1,709,784	1,709,784
	$2,176,844	$2,176,844
Less accumulated amortization	586,289	804,005
Net intangible assets	$1,590,555	$1,372,839

The Frescala Purchase

On March 12, 1999, the Company purchased the operating assets and inventory of Frescala Foods, Inc. (“Frescala”), a San Antonio, Texas based fresh pasta and sauce producer with an emphasis on private label production. The consideration to Frescala consisted of $1,345,000 in cash plus fully vested options to purchase 300,000 shares of the Company’s common stock.  The options have an approximate fair market value of $145,000, an exercise price of $2.33 per share, and a three-year expiration.  Additionally, Frescala owners received an earn-out of $97,000 as of October 31, 1999 (treated as additional purchase price) based upon Frescala sales above a predetermined level. The entire $1,660,000 cost of the acquisition (including acquisition costs of $73,000) was recorded as follows:

Inventories	$217,000
Fixed assets	200,000
Goodwill including trademarks, customer list, and recipes, not specifically quantifiable	1,243,000
Total acquisition cost	$1,660,000

                Results of operations would not be materially different if Frescala would have been acquired as of January 1999.

The Nate’s Purchase

On December 8, 2000, the Company purchased the Nate’s polenta business of South San Francisco, California for consideration of $469,000, of which $19,000 was allocated to inventory, plus related acquisition costs of $31,000.  The remaining $481,000, which included recipes, a licensing agreement, and customer list, not specifically quantifiable, was charged to goodwill. Additionally, Nate’s former owners could have received an earn-out of a maximum of $100,000 to be paid as of August 8, 2001 based upon sales above a predetermined level.  However, sales did not reach the predetermined level so no additional payment was made.

                Results of operations would not be materially different if Nate’s would have been acquired as of January 1999.

SCHEDULE II

MONTEREY PASTA COMPANY

VALUATION AND QUALIFYING ACCOUNTS

		Additions —	Deductions —
	Balance,	Charged to	Write-offs	Balance,
	Beginning	Costs and	Charged to	End of
	of 1999	Expense	Reserves	1999
Allowances against Receivables — Spoils, Returns, Adjustments And Bad Debts	$312,408	$693,727	$870,008	$136,127

Inventory Reserves — Spoils and Obsolescence	30,000	149,500	152,000	27,500

		Additions —	Deductions —
	Balance,	Charged to	Write-offs	Balance,
	Beginning	Costs and	Charged to	End of
	of 2000	Expense	Reserves	2000
Allowances against Receivables — Spoils, Returns, Adjustments And Bad Debts	$136,127	$476,341	$370,167	$242,301

Inventory Reserves — Spoils and Obsolescence	27,500	—	—	27,500

		Additions —	Deductions —
	Balance,	Charged to	Write-offs	Balance,
	Beginning	Costs and	Charged to	End of
	of 2001	Expense	Reserves	2001
Allowances against Receivables — Spoils, Returns, Adjustments and Bad Debts	$242,301	$1,331,337	$1,268,155	$305,483

Inventory Reserves — Spoils and Obsolescence	27,500	111,000	111,000	27,500

SIGNATURES

                Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of San Francisco, State of California, on the 8th day of February, 2002

MONTEREY PASTA COMPANY

By:	/s/ R. LANCE HEWITT
R. Lance Hewitt
President and Chief Executive Officer

By:	/s/STEPHEN L. BRINKMAN
Stephen L. Brinkman
Chief Financial Officer

                Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated and on the dates indicated.

Name	Title	Date

/s/ CHARLES B. BONNER	Director	February 08, 2002
Charles B. Bonner

/s/ F. CHRISTOPHER CRUGER	Director	February 08, 2002
F. Christopher Cruger

/s/ MICHAEL P. SCHALL	Director	February 08, 2002
Michael P. Schall

/s/ VAN TUNSTALL	Director	February 08, 2002
Van Tunstall

/s/ JAMES WONG	Director	February 08, 2002
James Wong

/s/ WALTER L. HENNING	Director	February 08, 2002
Walter L. Henning

/s/ R. LANCE HEWITT	President, Chief Executive	February 08, 2002
R. Lance Hewitt	Officer and Director

/s/ STEPHEN L. BRINKMAN	Chief Financial Officer,	February 08, 2002
Stephen L. Brinkman	Secretary, and Director

Index to Exhibits
3.1	Certificate of Incorporation dated August 1, 1996 (incorporated by reference from Exhibit B to the Company’s 1996 Proxy)
3.2	Bylaws of the Company (incorporated by reference from Exhibit C to the 1996 Proxy)
4.1	Form of Warrant for purchase of the Company’s Common Stock, dated as of July 1, 1996 (incorporated by reference from Exhibit 4.5 filed with the Company’s 1996 Form S-3)
4.2

Form of Registration Rights Agreement dated April 1996, among the Company, Spelman & Co., Inc. and investor (incorporated by reference from Exhibit 10.42 filed with the Company’s Original March 31, 1996 Quarterly Report on Form 10-Q on May 1, 1996 (“1996 Q1 10-Q”))

4.3

Stockholder Rights Agreement dated as of May 15, 1996 between the Company and Corporate Stock Transfer, as rights agent (incorporated by reference from Item 2 of Form 8-A filed with the Securities and  Exchange Commission on May 28, 1996)

4.4

Amendment to Registration Rights Agreement dated as of April 20, 1997 among the Company, Spelman & Co., Inc. and investor, amending the Registration Rights Agreement entered into as of April, 1996 (incorporated by reference from Exhibit 4.9 filed with the Company’s 1996 Form 10-KA)

4.5

Registration Rights Agreement dated as of December 31, 1996 among the Company, Sentra Securities Corporation and investor (incorporated by reference from Exhibit 4.12 filed with the Company’s 1996 Form 10-K/A)

4.6

Form  of  Warrant  (“Sentra Warrant”)  for purchase of  Company’s Common stock dated  March 1997 issued  in  connection  with  the  Company’s  March  1997  Private  Placement(incorporated  by reference  from  Exhibit  4.13  filed  with  the  Company’s  Pre-Effective Amendment No. 1 to the Registration Statement on Form S-3 filed on May 6, 1997 (“1997 Amendment No. 1 to Form S-3))

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
10.4

Amendment No. 1 dated February 1, 1995 and Amendment No. 2 dated March 1, 1995 to Monterey County Production Facility Lease of the Company  (incorporated by reference from Exhibit 10.6 filed with the 1995 Form 10-K)

10.5

Amendment No. 3 dated September 12, 1997, and Amendment No. 4 dated February 6, 1999 to Monterey County Production Facility Lease of the Company (incorporated by reference from Exhibit 10.5 filed with the Company’s September 27, 1999 Quarterly Report on Form 10-Q dated November 4, 1999 (“1999 Q3 10-Q”))

10.6

Trademark Registration — MONTEREY PASTA COMPANY, under Registration No. 1,664,278, registered on November 12, 1991 with the U.S. Patent and Trademark Office (incorporated by reference from Exhibit 10.09 to the SB-2)

10.7

Trademark Registration — MONTEREY PASTA COMPANY, under Registration No. 1,943,602, registered on December 26, 1995 with the U.S. Patent and trademark Office (incorporated by reference from Exhibit 10.24 to the 1995 Form 10-K)

10.8

Trademark Registration — MONTEREY PASTA COMPANY and Design, under Registration No. 1,945,131, registered on January 2, 1996 with the U.S. Patent and trademark Office (incorporated by reference from Exhibit 10.25 to the 1995 Form 10-K)

10.9

Trademark Registration-MONTEREY PASTA COMPANY and Design, under Registration No. 1,951,624, registered on January 23, 1996 with the U.S. Patent and Trademark Office (incorporated by reference from Exhibit 10.26 to the 1995 Form 10-K)

10.10

Trademark Registration-MONTEREY PASTA COMPANY and Design, under Registration No. 1,953,489, registered on January 30, 1996 with the U.S. Patent and Trademark Office (incorporated by reference from Exhibit 10.27 to the 1995 Form 10-K)

10.11

Registration Rights Agreement dated as of June 15, 1995 with GFL Advantage Fund Limited, as amended on October 13 and 19, 1995, respectively  (incorporated by reference from Exhibit 10.2 to the 1995 Q2 10-Q, and Exhibits 10.6 and 10.7 to the Company’s S-3 Registration Statement No. 33-96684, filed on December 12, 1995 (“1995 S-3”))

10.12*

The Company’s 401(k) Plan, established to be effective as of January 1, 1996, adopted  by the Board of Directors on June 7, 1996  (incorporated by reference from Exhibit 10.44 to the Company’s Quarterly Report on Form 10-Q on August 13, 1996 (“1996 Q2 10-Q”))

10.13*

Directed Employee Benefit Trust Agreement dated June 17, 1996 between the Company and The Charles Schwab Trust Company, as Trustee of the Company’s 401(k) Plan (incorporated by reference from Exhibit 10.45 to the 1996 Q2 10–Q)

10.14

Security and Loan Agreement (Accounts Receivable and/or Inventory) dated July 24, 1997 between the Company and Imperial Bank (incorporated by reference from  Exhibit 10.47 of the Company’s Pre-Effective Amendment No. 3 to Form S-3 filed on October 14, 1997 (“1997 Amendment No. 3 to Form S-3”))

10.15*

Agreement  Regarding  Employment,  Trade  Secrets,  Inventions,  and  Competition  dated  May 26, 1997 with Mr. R. Lance Hewitt (incorporated by reference from Exhibit 10.48 of the 1997 Amendment No. 3 to Form S-3)

10.16*

Employment Agreement dated August 25, 1997 with Mr. Stephen L. Brinkman (incorporated by reference to Exhibit 10.49, in the Company’s September 28, 1997 Quarterly Report on Form 10-Q filed on November 10, 1997)

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
10.37

Asset Purchase Agreement dated as of December 8, 2000, by and among the Company and the shareholders of Elena’s Food Specialties, Inc. (incorporated by reference to Exhibit 10.37 filed with the Company’s 2000 Form 10-K)

10.38

Limited License for use of Nate’s brand dated as of December 8, 2000, by and among the Company and the shareholders of Elena’s Food Specialties, Inc. (incorporated by reference to Exhibit 10.38 filed with the Company’s 2000 Form 10–K)

10.39

Fifth Amendment to Credit Agreement between the Company and Imperial Bank dated August 2, 1999 (incorporated by reference to Exhibit 10.39 in the Company’s April 1, 2001 Quarterly Report on  Form 10-Q filed on May 7, 2001)

10.40

Lease Extension and Modification Agreement between the Company and Marco Warehouse d.b.a. Salinas Valley Public Warehouse dated September 1, 2001 (incorporated by reference to Exhibit 10.40 in the Company’s September 30, 2001 Quarterly Report on  Form 10-Q filed on November 7, 2001)

10.41	Consent of BDO Seidman, LLP

*  Management contract or compensatory plan or arrangement covering executive officers or directors of the Company and its former subsidiary, Upscale Food Outlets, Inc.