Form 10-Q
period 2002-03-31
MONTEREY PASTA CO
filed 2002-05-08
CIK 913032

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

(Mark One)

☒               Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2002.

☐               Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from: _________  to: ___________.

Commission File Number 0-22534-LA

MONTEREY PASTA COMPANY

(Exact name of registrant as specified in its charter)

Delaware	77-0227341
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

1528 Moffett Street

Salinas, California  93905

(Address of principal executive offices)

Telephone: (831) 753-6262

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒                              No ☐

At May 7, 2002, 14,042,649 shares of common stock, $.001 par value, of the registrant were outstanding.

MONTEREY PASTA COMPANY

FORM 10–Q

        PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

MONTEREY PASTA COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2002	December 30, 2001
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,514,973	$7,232,128
Accounts receivable, net	6,292,248	6,025,323
Inventories	3,571,744	3,113,679
Deferred tax assets — short term	1,021,764	1,021,800
Prepaid expenses and other	953,431	1,139,042

Total current assets	21,354,160	18,531,972

Property and equipment, net	11,712,507	11,036,044
Deferred tax assets — long term	553,700	553,700
Intangible assets, net	1,471,813	1,372,839
Deposits and other	121,516	101,270

Total assets	$35,213,696	$31,595,825

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,865,685	$1,613,090
Accrued liabilities	1,832,531	1,953,140
Current portion of debt	32,802	32,008

Total current liabilities	4,731,018	3,598,238

Long-term debt	8,225	16,749

Commitments and contingencies

Stockholders’ equity:
Common stock	43,570,893	43,063,750
Accumulated deficit	(13,096,440)	(15,082,912)
Total stockholders’ equity	30,474,453	27,980,838

Total liabilities and stockholders’ equity	$35,213,696	$31,595,825

The accompanying notes are an integral part of these consolidated financial statements.

MONTEREY PASTA COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended
	March 31, 2002	April 1, 2001

Net revenues	$16,062,327	14,180,192
Cost of sales	9,975,185	9,014,448
Gross profit	6,087,142	5 ,165,744

Selling, general and administrative	3,812,175	3,215,390

Operating income	2,274,967	1,950,354

Gain (loss) on disposition of assets	(67,880)	17,759
Other income (expense), net	7,225	(1,794)
Interest income, net	43,042	25,609

Income before provision for income taxes	2,257,354	1,991,928

Provision for income taxes	(270,882)	(766,892)

Net income	$1,986,472	$1,225,036

Basic and diluted income per share	$0.14	$0.09

Primary shares outstanding	13,860,540	13,322,114
Diluted shares outstanding	14,599,802	14,176,883

The accompanying notes are an integral part of these consolidated financial statements.

MONTEREY PASTA COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended
	March 31, 2002	April 1, 2001
Cash flows from operating activities:
Net income from operations	$1,986,472	$1,225,036
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred income taxes	—	753,052
Depreciation and amortization	404,953	404,623
Provisions for allowances for bad debts, returns, adjustments and spoils	67,240	(84,863)
Loss (gain) on disposition of property and equipment	67,880	(17,759)
Expenses paid in common stock and options	—	83,191
Changes in assets and liabilities:
Accounts receivable	(334,165)	(274,569)
Inventories	(458,065)	(729,231)
Prepaid expenses and other	165,400	(64,397)
Accounts payable	1,252,594	983,321
Accrued liabilities	(120,608)	(124,482)
Net cash provided by operations	3,031,701	2,153,922

Cash flows from investing activities:
Purchase of property and equipment	(1,136,092)	(801,780)
Purchase of trademark, recipes and rights	(112,177)	—
Proceeds from sale of property and equipment	—	25,156
Net cash used in investing activities	(1,248,269)	(776,624)

Cash flows from financing activities:
Repayment of long-term debt and capital lease obligations	(7,730)	(10,572)
Proceeds from issuance of common stock	507,143	56,778
Net cash provided by financing activities	499,413	46,206

Net increase in cash and cash equivalents	2,282,845	1,423,504

Cash and cash equivalents, beginning of period	7,232,128	1,457,499
Cash and cash equivalents, end of period	$9,514,973	$2,881,003

Supplemental Cash Flow information

Cash payments:	March 31, 2002	April 1, 2001
Interest	$2,221	$1,902
Income Taxes	13,655	51,840

Non-Cash activities:
Purchase of leased equipment	10,954	—

                          The accompanying notes are an integral part of these consolidated financial statements.

                                                                          MONTEREY PASTA COMPANY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.      Basis of Presentation

         The condensed consolidated financial statements have been prepared by Monterey Pasta Company (the “Company”) and are unaudited.  Certain amounts shown in the 2001 financial statements have been reclassified to conform to the current presentation.  The financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not necessarily include all information and footnotes required by generally accepted accounting principles and should be read in conjunction with the Company’s 2001 Annual Report on Form 10-K.   In the opinion of the Company, all adjustments necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows as of March 31, 2002, and for the three months then ended, have been recorded.  A description of the Company’s accounting policies and other financial information is included in the audited consolidated financial statements as filed with the Securities and Exchange Commission in the Company’s Form 10-K for the year ended December 30, 2001.  The consolidated results of operations for the interim quarterly periods are not necessarily indicative of the results expected for the full year.

2.      New Accounting Pronouncements

  In May 2000, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (FASB) reached a consensus on Issue 00-14, “Accounting for Certain Sales Incentives.” This issue addresses the recognition, measurement, and income statement classification for sales incentives offered voluntarily by a vendor without charge to customers that can be used in, or are exercisable by a customer as a result of, a single exchange transaction. In April 2001, the EITF reached a consensus on Issue 00-25, “Vendor Income Statement Characterization of Consideration to a Purchaser of the Vendor’s Products or Services.” This issue addresses the recognition, measurement and income statement classification of consideration, other than that directly addressed by Issue 00-14, from a vendor to a retailer or wholesaler.  Both Issue 00-14 and 00-25 have been codified under Issue 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products.”  The Company adopted this Issue effective first quarter 2002.   EITF 01-09 requires the characterization of certain vendor sales incentives such as promotions, trade ads, slotting fees, and coupons as reductions of revenue.  Certain of these expenses, previously classified as selling, general and administrative costs, are now characterized as offsets to revenue.  Prior period adjustments have been reclassed to conform to the current year presentation.  Total vendor sales incentives now characterized as reductions of revenue that previously would have been classified as selling general and administrative costs were approximately $865,000 and $552,000 in 2002 and 2001 respectively.

          In June 2001, the FASB finalized FASB Statements SFAS 141, “Business Combinations,” and 142, “Goodwill and Other Intangible Assets.”  SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001.  SFAS 141 also requires that we recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria.  SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001.  It also requires, upon adoption of SFAS 142 that we reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

  SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually.  In addition, SFAS 142 requires that we identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life.  An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142.  SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized.  SFAS 142 requires completion a transitional goodwill impairment test six months from the date of adoption.  The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

  The Company’s previous business combinations were accounted for using the purchase method.  As of March 31, 2002, the net carrying of amount of goodwill is $1,316,000 and other intangible assets is $156,000.  Amortization expense for first quarter 2002 was $13,000.  Due to the adoption of SFAS 142 the Company estimates that amortization expense for 2002 from businesses acquired prior to December 30, 2001 is expected to decline to $47,000, a decline of $171,000 compared with that expected prior to the adoption of SFAS 142.  Impairment testing at year-end 2001, under the provisions of SFAS 121 “Accounting for Impairment of Long-lived Assets and Long-

Lived Assets to be Disposed of (which will be superseded by SFAS 144 “Accounting for the Impairment or Disposal of Lone-Lived Assets”) indicated no need for writedown of goodwill.  The Company will perform the transitional impairment testing by the end of the second quarter of 2002 to determine if any writedowns are necessary.

3.      Inventories

Inventories consisted of the following:

	March 31, 2002	December 30, 2001

Production — Ingredients	$1,378,596	$1,088,763
Production — Finished Goods	1,310,596	1,101,410
Paper goods and packaging materials	913,710	907,640
Operating Supplies	26,342	43,366
	$3,629,244	$3,141,179
Reserve for spoils and obsolescence	(57,500)	(27,500)
	$3,571,744	$3,113,679

4. Property and Equipment

Property and equipment consisted of the following:

	March 31, 2002	December 30, 2001

Machinery and equipment	$11,802,232	$11,273,229
Leasehold improvements	4,689,114	4,551,297
Computers, office furniture and equipment	709,918	943,987
Vehicles	305,819	295,113
	17,507,083	17,063,626
Less accumulated depreciation and amortization	(6,787,742)	(6,586,503)
	10,719,341	10,477,123
Construction in progress	993,166	558,921
Net property and equipment	$11,712,507	$11,036,044

5.     Notes, Loans, and Capitalized Leases Payable

Components of long-term debt included the following:

	March 31, 2002	December 30, 2001

Capitalized leases	$41,027	$48,757

Less current maturities	32,802	32,008
	$8,225	$16,749

        Credit Facility

         On August 1, 2001 Imperial Bank provided a new multi-year credit facility to the Company.  The existing accounts receivable and inventory revolver was amended to expire October 31, 2003 with a commitment of $1.5 million and interest at either prime rate or LIBOR plus 185 basis points for a debt/tangible net worth ratio of less than 1.0:1.  LIBOR premium increases 25 basis points for  debt/tangible net worth ratios from 1.0 to 1.25:1, with another 25 basis point increase for debt/tangible net worth ratios above 1.25:1.  In addition, the Company’s lender approved a $8.5 million non-revolving term facility in the event of a need for major capital expenditures and acquisitions to expire October 31, 2009.   Pricing is at either prime rate or LIBOR plus premiums for the same debt/tangible net worth ratios beginning at 200 basis points over LIBOR and increasing 25 basis points for successive debt/tangible net worth increments.  The total credit facility is $10.0 million.  The term loan facility is subject to annual review if unused.  If used it converts to an 84-month term loan.

         The terms of the Credit Facility prohibit the payment of cash dividends (except with written approval) on the Company’s capital stock and restricts payments for, among other things, repurchasing shares of its capital stock.  Other terms of the Credit Facility limit the Company with respect to, among other things, (i) incurring additional indebtedness,  (ii) adversely changing the capital structure, and (iii) acquiring assets other than in the normal course of business including specific limits on annual capital expenditures (currently $4.25 million).  As of March 31, 2002, there were no violations of any loan covenants and no loans outstanding.

6.     Income Taxes

        Income tax expense for the three months ended March 31, 2002 consists primarily of estimated State taxes, after utilization of net operating loss carryforwards (NOLs) for which the deferred tax benefit was previously reserved.  The findings in a 2000 Federal Court case for an unrelated party involving some similar issues and fact patterns indicated that certain losses arising in connection with the Company’s previously-owned subsidiary Upscale Food Outlets, Inc. (“UFO”) would probably not be useable by the Company.  In 2001, this Federal Court case was reversed on appeal.  The Internal Revenue Service has issued a notice indicating it does not agree with the Federal Court’s decision. The IRS has recommended, and the government has filed, a petition for rehearing and reconsideration with the Federal Circuit Court.  Thus, approximately $15.5 million of NOLs beyond the current quarter’s usage of approximately $2 million are fully reserved, as it cannot currently be determined that their ultimate utilization is probable.   Book tax expense in 2001 included the full Federal tax burden, as NOLs unrelated to UFO and other deferred tax benefits utilized to reduce taxable income in that time period were not reserved.  Deferred tax assets related to other timing differences are expected to offset future estimated book taxes with $1,022,000 short term, and $554,000 long term remaining on the books at the end of the first quarter of 2002.

 7.    Litigation

        There are no material pending legal proceedings, other than ordinary, routine litigation incidental to the Company’s business, to which the Company is a party or to which any of its property is subject.

8.      Stockholders’ Equity

        During the first quarter of 2002, employee and director options representing 42,939 shares of common stock were exercised.  Non-plan options representing 150,411 shares of common stock granted to the shareholders and plant manager of Frescala Foods, Inc. as part of the March 1999 acquisition were also exercised.  In addition, warrants with an exercise price of $6.50 and an expiration date of May 1, 2003, representing 376 shares of company common stock, were exercised.  These warrants were originally issued in connection with a July 1996 private placement in which the Company issued warrants to purchase up to 400,750 shares of common stock. Warrants representing up to 394,464 shares of common stock remain unexercised in connection with the July 1996 private placement.  Additionally, 3,793 employee stock purchase plan shares were issued.

9.    Related Party Transactions

During the first quarter of 2002 the Company acquired certain recipes and a non-registered trademark from a former director and plant manager for a $100,000 cash consideration and an ongoing royalty agreement.

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

 Other than the historical facts contained herein, this Quarterly Report contains forward-looking statements that involve substantial risks and uncertainties.  For a discussion of such risks and uncertainties, please see the Company’s Annual Report on Form 10-K for the year ended December 30, 2001.  In addition to the risks and uncertainties discussed in the Annual Report, the risks set forth herein, including the Company’s ability to expand distribution of food products to new and existing customers, attract and retain qualified management, and compete in the competitive wholesale food products industry, should be considered.

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

        The Company sells its pasta and pasta sauces through leading grocery store chains and club stores.  As of March 31, 2002, approximately 6,700 grocery and club stores offered the Company’s products.  The Company plans to continue expansion of its distribution to grocery and club stores in its current market area and to further its penetration in other geographic regions of the U.S. and other parts of the world.

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

•                  Introduce new products on a timely basis to maintain customer interest and to respond to changing consumer tastes.  In order to maximize its margins, the Company will focus its efforts on those new products that can be manufactured and distributed out of its Salinas, California facilities and will supplement its existing line of cut pasta, ravioli, tortelloni, tortellini, sauces, gnocchi, pizzas and calzones, borsellini, polenta, and soups.

•                  Use the Company’s Internet presence to create awareness of, and make available, Monterey Pasta products in areas in which they are not currently available, and to support the Company’s existing retail and club store accounts.

•                  Reduce operating costs as a percent of sales through continual evaluation of administrative and production staffing and procedures.  The Company will consider additional capital improvements at its manufacturing facilities in order to increase production efficiencies and capacities, and to reduce the Company’s cost of goods on a per unit basis.

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

Results of Operations

        Net revenues were $16,062,000 for the quarter ended March 31, 2002, as compared to $14,180,000 for the quarter ended April 1, 2001, a 13% increase.  These sales reflect the reclassification of certain expenses formerly charged to sales and marketing expense to reflect the adoption of EITF 01-09 (“EITF 01-09”) “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products” (refer to “New Accounting Pronouncements, p. 6).  Net revenues before those adjustments increased 15% compared with the quarter ended April 1, 2001.  The sales gain primarily resulted from an increased number of retail and club stores as well as certain “same store growth” compared to first quarter of 2001.

        Gross profit was $6,087,000 or 38% of net revenues for the first quarter 2002, compared to $5,166,000 or 36% for the first quarter of 2001.  This compares to a 38% gross margin for the year ended December 30, 2001.  The first quarter 2002 gross margin reflects the reclassification of certain expenses formerly charged to sales and marketing expense to reflect the adoption of EITF 01-09.  Gross margin before those adjustments was 41%, an increase of 2% compared with the quarter ended April 1, 2001.  The gross margin improvement compared with first quarter 2001 and the year-ended December 30, 2001 was a function of cost savings associated with the 2001 capital and operations cost savings programs, fixed overhead absorption related to the 15% adjusted sales increase, and lower dairy ingredients and energy costs.

        Selling, general and administrative expenses (“SG&A”) for the quarter ended March 31, 2002 were $3,812,000, an increase of $596,000 or 18% when compared to the same quarter last year when they were $3,216,000.  The increase is net of the reclassification of certain selling expenses in the amount of $865,000 to reflect the adoption of EITF 01-09.   SG&A expenses were $4,677,000 before the reclassification, an increase of $909,000 or 24%, compared with the same period of 2001.  The increased SG&A expenses are related to the 15% adjusted sales increase, additional commitment of sales and marketing funds in the areas of promotions, coupons, and trade ads (the reclassified expenses), up $313,000 from a year ago, and product demonstrations, which increased $245,000 compared with quarter one of 2001.  Additional sales expenses reflect support for the new products rollout launched during the quarter, and support for new distribution gaining efforts.

        EITF 01-09 requires the characterization of certain vendor sales incentives such as promotions, trade ads, slotting fees, and coupons as reductions of revenue.  Certain of these expenses, previously classified as selling, general and administrative costs, are now characterized as offsets to revenue.  The table below reflects the impact of the adoption of Issue EITF 01-09 on financial statement presentation and is meant to allow the investor to better understand the results of the reclassifications.

	Q1 2002	Q1 2001	Q1 2002	Q1 2001
(000’s)	After Reclass.	After Reclass.	Before Reclass.	Before Reclass.
Net Revenues	$16,927	$14,732	$16,927	$14,732
Sales Incentives	(865)	(552)	—	—
Adjusted Net Revenues	$16,062	$14,180	$16,927	$14,732
Revenue Increase Percent	13.0%	—	14.9%	—

Cost of Sales	9,975	9,014	9,975	9,014
Gross Margin	$6,087	$5,166	$6,952	$5,718
Gross Margin Percent	37.9%	36.4%	41.1%	38.8%

Sales General & Adm.	$4,677	$3,768	$4,677	$3,768
Sales Incentives	(865)	(552)	—	—
Adjusted SG&A	$3,812	$3,216	$4,677	$3,768
SG&A Increase Percent	18.5%	—	24.1%	—
SG&A as a Percent of Sales	23.7%	22.7%	27.6%	25.6%

Depreciation and amortization expense, included in cost of sales and selling, general and administrative expenses, was $405,000 or 3% of net revenues for the quarter ended March 31, 2002, compared to $405,000 or 3% of net revenues for the first quarter of 2001.  However, the 2001 numbers reflected $43,000 in goodwill amortization expense from the March 1999 Frescala Foods, Inc. and the December 2000 Nate’s acquisitions, which is no longer being amortized due to the adoption of Statement of Financial Accounting Standards number 142 “Goodwill and Other Intangible Assets” (SFAS 142).  The $42,000 depreciation increase in 2002, to $392,000 from $350,000, is a result of depreciation related to the 2001 asset additions of $2.6 million, as well as those projects completed in the first quarter of 2002.

        There was a loss on disposition of fixed assets of $68,000 for the quarter ended March 31, 2002, compared to a gain of $18,000 during the first quarter of 2001.  The loss in 2002 reflected the writeoff of obsolete and abandoned computer hardware, software and office equipment.  The 2001 gain resulted from the disposal of two vehicles.

        Net interest income was $43,000 for the first quarter of 2002, compared to a $26,000 the same period in 2001.  The increase in interest income resulted from increased profitability, which allowed more funds to be invested in short-term money market and bond instruments.

Income taxes for the first quarter of 2002 were $271,000 or approximately 12% of pretax income, as compared to $767,000 for the same period in 2001.  The 2001 taxes were accrued for book purposes at the full taxation rates, which were mostly offset by deferred tax assets, while the 2002 taxes were accrued primarily for State taxes and Federal alternative minimum tax.

The findings in a 2000 Federal Court case for an unrelated party involving some similar issues and fact patterns indicated that certain losses arising in connection with the Company’s previously-owned subsidiary Upscale Food Outlets, Inc. would probably not be useable by the Company.  In 2001, this Federal Court case was reversed on appeal.  The IRS has recommended, and the government has filed, a petition for rehearing and reconsideration with the Federal Circuit Court.  Thus, the NOLs beyond the current quarter’s usage are fully reserved, as it cannot currently be determined that their ultimate utilization is probable.  Management continues to explore possible alternatives and tax treatment theory; however, there can be no assurance that the NOLs and resultant future tax benefit will be retained.

Liquidity and Capital Resources

The Company repaid all of its bank debt by the end of third quarter 2000, and currently has only small lease obligations remaining.  The Company’s revolving credit facility expires on October 31, 2003 and will have to be replaced or extended by that date.

During the three month period ended March 31, 2002, $3,032,000 of cash was provided by the Company’s operations, compared to $2,154,000 cash provided in the first quarter, 2001.  The $878,000 increase in 2002 was a result mainly of change in working capital items including increased level of payables due to timing of receipt of invoices ($269,000), lower level of prepaid expenses ($229,000) and overall smaller growth in inventories when compared with the prior year-end ($271,000).

Sales and Marketing

        The Company’s sales and marketing strategy is twofold and targets sustainable growth in distribution of its products and the introduction of innovative new products to keep the Company positioned as the category leader in the marketplace.

In keeping with its strategy of bringing innovative, new products to the marketplace, in the first quarter of 2002 the Company worked aggressively to introduce a new line of Stuffed Potato Gnocchi to the marketplace with three flavors initially.  These products were successfully introduced to selected divisions of Costco Wholesale and nationally to Sam’s Club stores during the quarter.  The Company will begin introduction of the line to retail accounts later this year.

The Company also began its national rollout of a new sauce line in attractive new PET jars with the introduction of the Company’s new Roasted Garlic Pesto to several divisions of Costco Wholesale.   The Company also introduced a new Fresh Cut Roma Tomato Sauce during the quarter and will continue the introduction in the coming months.  Expansion of the new line into additional Costco divisions as well as other customers will continue throughout the year.

During the first quarter of 2002, the Company introduced its products into over 200 locations in the New York City metro market through the following retail chains — A&P, Food Emporium and King Kullen.  The Company will continue to expand its retail presence in this market during the year.  In addition, the Company expanded its presence in the Denver market with the addition of 65 Albertson’s stores.

Major Customers

        Two of the Company’s customers, Costco and Sam’s Club Stores, accounted for 45% and 32%, respectively, of the Company’s sales for the three months ended March 31, 2002.  No other customer accounted for greater than 10% of net revenues for the period.

Business Risks

        Certain characteristics and dynamics of the Company’s business and of financial markets generally create risks to the Company’s long-term success and to predictable quarterly results.  These risks include:

•                  No Assurance of Continued Profitability.  In the second quarter of 1994, the Company reported its first operating loss from continuing operations.   Subsequent to that quarter the Company incurred losses through the first quarter of 1997, after which it regained profitability, which has continued for twenty consecutive quarters.   At March 31, 2002, the Company had an accumulated deficit of $13,096,000.  There can be no assurance that the Company will maintain its recent profitability in the long or short term.

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

•                  Impact of Inflation. Except for dairy ingredients and energy price increases, (see “California Energy Crisis” and “Dairy Ingredients Prices” risks on page 12), the Company believes that inflation has not had a material impact on its operations through first quarter 2002.  Substantial increases in labor, employee benefits, freight, ingredients and packaging, rents and other operating expenses, and future increases in cheese and energy prices could adversely affect the operations of the Company’s business in future periods.  The Company cannot predict whether such increases will occur in the future, or their magnitude.

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

•                  Dependence on Major Customers.  During the first quarter of 2002, two customers, Costco and Sam’s Club stores, accounted for 45% and 32%, respectively, of the Company’s total revenues.  The Company currently sells its products to seven separate Costco regions (approximately 330 stores) which make purchasing decisions independently of one another.  These regions re-evaluate, on a regular basis, the products carried in their stores. There can be no assurance that these Costco regions will continue to offer Monterey Pasta products in the future or continue to allocate Monterey Pasta the same amount of shelf space.  The Company also supplies its products to approximately 450 Sam’s Club stores.  Purchasing decisions are made at the company headquarters with input from the store level.  While the Company is in the fifth year of its relationship with Sam’s, and this relationship is expected to continue, there can be no assurance that Sam’s Club stores will continue to carry its products. Loss of either of these customers, Costco or Sam’s Club, would have a material adverse effect on the Company.

•                  Seasonality and Quarterly Results.  The Company’s grocery and club store accounts are expected to experience seasonal fluctuations to some extent.  The Company’s business in general may also be affected by a variety of other factors, including but not limited to general economic trends, competition, marketing programs, and special or unusual events.

•                  Competition and Dependence on Common Carriers. The Company’s business continues to be dominated by several very large competitors, that have significantly greater resources than the Company; such competitors can outspend the Company and negatively affect the Company’s market share and results of operations.  The Company also continues to be dependent on common carriers to distribute its products.  Any disruption in its distribution system or increase in the costs thereof could have a material adverse impact on the Company’s business.

•                  California Energy Crisis. During 2001, California experienced an energy crisis that could have disrupted the Company’s operations and did increase the Company’s energy expenses.  In the event of an acute power shortage, when power reserves for California fall below 1.5%, electricity providers have on some occasions implemented, and may in the future implement, rolling blackouts.  If blackouts interrupt the power supply to the Company’s production facilities, such facilities would temporarily be unable to continue production.  Any such interruption could result in a loss of revenue as a result of reduced production and, in severe cases, spoilage of food products.  In addition, related to the energy crisis, many of the electricity and natural gas suppliers raised their rates substantially during the first six months of 2001. Because the Company has most of its operations in California, its operating costs are affected by an increase in electricity and natural gas prices. As a result, the Company’s operating results are likely to be affected in some measure by the current California energy crisis.  Electricity prices have remained unchanged from May through March 2002, except for adjustment to a lower wintertime rate schedule, which began in November 2001 and ends in April 2002.  Natural gas prices have declined substantially from their levels in the first five months of 2001.  Management cannot predict the level of future energy prices with certainty.

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

•                  Dairy Ingredients Prices.  During the first ten months of 2001 average price of certain dairy ingredients increased over 40% compared with the average of the prior twelve months, as measured by butterfat prices published by the State of California Department of Food and Agriculture.  Because the Company utilizes various dairy ingredients in many of its products, its operating costs will be affected by an increase in those ingredients. The Company’s operating results were affected in the first eleven months of 2001, and, although dairy ingredients prices have declined significantly in the past five months, results could be affected in some measure in future months by renewed price increases.  Dairy ingredients historically tend to be cyclical in nature and subject to declines in price as well as increases.  Management cannot predict with certainty the duration or magnitude of the current price cycle.

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

                   None

Item 3.      Defaults upon Senior Securities

                   None

Item 4.       Submission of Matters to a Vote of Security Holders

                    None

Item 5.      Other Information

          During the first quarter of 2002, the Company leased an additional 41,318 square feet of space at its offsite distribution complex to accommodate plant expansion and to provide for future growth.  The added space will only be partially developed with up to two new production lines to be ready by August 2002, thereby leaving the space and flexibility for future expansion.  The Company now leases approximately 133,000 square feet, comprised of 43,680 at its headquarters facility and 89,211 at its distribution facility three miles from its headquarters. The headquarters facility is dedicated to operations, offices and its test kitchen.  The distribution complex is comprised of 19,845 feet of refrigerated cold storage, 2,070 of office space, 25,978 of ambient storage, and the new lease (41,318 sq. ft.), which will be dedicated to production space and storage, with approximately 8,000 square feet initially earmarked for production space.

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
10.21

Agreement for Handling and Storage Services between the Company and CS Integrated LLC dated February 5, 1999 (incorporated by reference to Exhibit 10.21 filed with the Company’s 1998 Form 10-K on March 17, 1999 (“1998 Form 10-K”))

10.22

Defined Contribution Administrative Service Agreement between the Company and First Mercantile Trust dated December 15, 1999 (incorporated by reference to Exhibit 10.22 filed with the Company’s 1998 Form 10-K)

10.23

First Amendment to Security and Loan Agreement and Addendum thereto between the Company and Imperial Bank dated July 23, 1999 (incorporated by reference to Exhibit 10.23 filed with the Company’s April 1, 2001 Quarterly Report on Form 10-Q filed on April 28, 1999)

10.24

Agreement for Purchase and Sale of Assets dated as of March 12, 1999, by and among the Company and  the shareholders of Frescala Foods, Inc. (incorporated by reference from Exhibit 2.1 filed with the Company’s 8-K on March 17, 1999)

10.25

Royalty agreement dated July 12, 1999 between Company and Chet’s Gourmet Foods, Inc. for soups (incorporated by reference to Exhibit 10.25, in the Company’s September 26, 1999 Quarterly Report on Form 10-Q filed on November 9, 1999 (“1999 Q3 10-Q”))

10.26

Storage Agreement Manufactured Products dated August 3, 1999 between the Company and Salinas Valley Public Warehouse for storage and handling of Company’s product in Monterey County, California storage facility (incorporated by reference to Exhibit 10.26, filed with the Company’s 1999 Q3 10-Q)

10.27

Commercial Lease dated August 10, 1999 between Company and Salinas Valley Public Warehouse for storage space in Monterey County, California (incorporated by reference to Exhibit 10.27, filed with the Company’s 1999 Q3 10-Q)

10.28

Rental Agreement dated September 6, 1999 between Company and Porter Family Trust for storage space in Monterey County, California (incorporated by reference to Exhibit 10.28 filed with the Company’s 1999 Q3 10-Q)

10.29

Royalty agreement dated September 15, 1999 between Company and Chet’s Gourmet Foods, Inc. for meatball and sauce item (incorporated by reference to Exhibit 10.29, filed with the Company’s 1999 Q3 10-Q)

10.30	Credit Agreement between the Company and Imperial Bank dated August 2, 1999 (incorporated by reference to Exhibit 10.30 filed with the Company’s 1999 Form 10-K on February 18, 2001 (“1999 Form 10-K”))
10.31	First Amendment to Credit Agreement between the Company and Imperial Bank dated August 2, 1999 (incorporated by reference to Exhibit 10.21 filed with the Company’s 1999 Form 10-K)
10.32

Commercial lease dated January 1, 2001 between the Company and PTF for Operating Engineers, LLC for storage space in Monterey County, California (incorporated by reference to Exhibit 10.32, in the Company’s June 25, 2001 Quarterly Report on Form 10-Q filed on August 4, 2001)

10.33

Second Amendment to Credit Agreement between the Company and Imperial Bank dated August 2, 1999 (incorporated by reference to Exhibit 10.33 in the Company’s September 25, 2001 Quarterly Report on Form 10-Q filed on November 6, 2001 (“2001 Q3 10-Q”))

10.34	Third Amendment to Credit Agreement between the Company and Imperial Bank dated August 2, 1999 (incorporated by reference to Exhibit 10.34 in the Company’s 2001 Q3 10-Q)
10.35

Royalty agreement dated February 11, 2001 between Company and William Naim for development of pizza and calzone recipes and process (incorporated by reference to Exhibit 10.35 filed with the Company’s 2001 Form 10-K on February 7, 2001 (“2001 Form 10-K”))

10.36	Fourth Amendment to Credit Agreement between the Company and Imperial Bank dated August 2, 1999 (incorporated by reference to Exhibit 10.36 filed with the Company’s 2001 Form 10-K)
10.37

Asset Purchase Agreement dated as of December 8, 2001, by and among the Company and the shareholders of Elena’s Food Specialties, Inc. (incorporated by reference to Exhibit 10.37 filed with the Company’s 2001 Form 10-K)

10.38

Limited License for use of Nate’s brand dated as of December 8, 2001, by and among the Company and the shareholders of Elena’s Food Specialties, Inc. (incorporated by reference to Exhibit 10.38 filed with the Company’s 2001 Form 10-K)

10.39

Fifth Amendment to Credit Agreement between the Company and Imperial Bank dated August 2, 1999 (incorporated by reference to Exhibit 10.39 in the Company’s April 1, 2001 Quarterly Report on  Form 10-Q filed on May 7, 2001)

10.40

Lease Extension and Modification Agreement between the Company and Marco Warehouse d.b.a. Salinas Valley Public Warehouse dated September 1, 2001 (incorporated by reference to Exhibit 10.40 in the Company’s September 30, 2001 Quarterly Report on  Form 10-Q filed on November 7, 2001)

*Management contract or compensatory plan or arrangement covering executive officers or directors of the Company and its former subsidiary, Upscale Food Outlets, Inc.