Form 10-Q
period 2002-06-30
MONTEREY PASTA CO
filed 2002-08-09
CIK 913032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2002.

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

Yes ☒                                    No☐

At August 9, 2002, 14,098,549 shares of common stock, $.001 par value, of the registrant were outstanding.

MONTEREY PASTA COMPANY

FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

MONTEREY PASTA COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2002	December 30, 2001
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,693,129	$7,232,128
Accounts receivable, net	6,383,460	6,025,323
Inventories	3,880,008	3,113,679
Deferred tax assets – short term	1,083,417	1,021,800
Prepaid expenses and other	1,069,370	1,139,042

Total current assets	21,109,384	18,531,972

Property and equipment, net	13,176,086	11,036,044
Deferred tax assets – long term	435,700	553,700
Intangible assets, net	1,490,571	1,372,839
Deposits and other	123,300	101,270

Total assets	$36,335,041	$31,595,825

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,765,017	$1,613,090
Accrued liabilities	1,541,413	1,953,140
Current portion of capital leases	26,997	32,008

Total current liabilities	4,333,427	3,598,238

Capital lease obligations, less current portion	6,134	16,749

Commitments and contingencies

Stockholders’ equity:
Common stock	43,991,509	43,063,750
Accumulated deficit	(11,996,029)	(15,082,912)
Total stockholders’ equity	31,995,480	27,980,838

Total liabilities and stockholders’ equity	$36,335,041	$31,595,825

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONTEREY PASTA  COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Second quarter ended		Six months ended
	June 30, 2002	July 1, 2001	June 30, 2002	July 1, 2001

Net revenues	$13,794,029	$13,396,464	$29,856,356	$27,576,656
Cost of sales	8,875,226	8,882,096	18,850,411	17,896,544
Gross profit	4,918,803	4,514,368	11,005,945	9,680,112

Selling, general and administrative	3,706,614	3,187,501	7,518,789	6,402,891

Operating income	1,212,189	1,326,867	3,487,156	3,277,221

Gain (loss) on disposition of assets	—	—	(67,880)	17,759
Other income (expense), net	(4,535)	2,469	2,690	675
Interest income (expense), net	42,812	24,380	85,854	49,989

Income before provision for income taxes	1,250,466	1,353,716	3,507,820	3,345,644

Provision for income taxes	(150,056)	(521,181)	(420,938)	(1,288,073)

Net income	$1,100,410	$832,535	$3,086,882	$2,057,571

Basic income per share	$0.08	$0.06	$0.22	$0.15
Diluted income per share	$0.07	$0.06	$0.21	$0.14

Primary shares outstanding	14,039,847	13,366,923	13,950,193	13,151,883

Diluted shares outstanding	14,821,487	14,215,550	14,710,374	13,733,096

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONTEREY PASTA COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended
	June 30, 2002	July 1, 2001

Net income	$3,086,882	$2,057,571
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	56,347	1,147,044
Depreciation and amortization	819,103	817,039
Provisions for allowances for bad debts, returns, Adjustments and spoils	(49,865)	(83,314)
Tax benefit of disqualifying dispositions	241,000	103,806
Loss (gain) on disposition of property and Equipment	67,880	(17,759)
Stock based compensation	—	172,465
Changes in assets and liabilities:
Accounts receivable	(308,272)	(40,836)
Inventories	(766,329)	(387,867)
Prepaid expenses and other	47,678	(554,132)
Accounts payable	1,151,926	498,314
Accrued expenses	(411,726)	87,192
Net cash provided by operations	3,934,624	3,799,523

Cash flows from investing activities:
Purchase of property and equipment	(2,995,465)	(1,707,355)
Purchase of trademark, recipes, and rights	(149,292)	—
Proceeds from sale of property and equipment	—	25,156
Net cash used in investing activities	(3,144,757)	(1,682,199)

Cash flows from financing activities:
Repayment of capital lease obligations	(15,626)	(18,961)
Proceeds from issuance of common stock	686,760	498,469

Net cash provided by financing activities	671,134	479,508

Net increase in cash and cash equivalents	1,461,001	2,596,832
Cash and cash equivalents, beginning of period	7,232,128	1,457,499
Cash and cash equivalents, end of period	$8,693,129	$4,054,331

Supplemental Cash Flow information

	June 30, 2002	July 1, 2001
Cash payments:
Interest	$3,563	$2,562
Income Taxes	17,655	134,262

Non-Cash activities:
Purchase of leased equipment	—	10,954

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONTEREY PASTA COMPANY

NOTES TO UNAUDITED CEONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     Basis of Presentation

The condensed consolidated financial statements have been prepared by Monterey Pasta Company (the “Company”) and are unaudited.  Certain amounts shown in the 2001 financial statements have been reclassified to conform to the current presentation.  The financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not necessarily include all information and footnotes required by generally accepted accounting principles and should be read in conjunction with the Company’s 2001 Annual Report on Form 10-K.   In the opinion of the Company, all adjustments necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows as of June 30, 2002, and for the six months then ended, have been recorded.  A description of the Company’s accounting policies and other financial information is included in the audited consolidated financial statements as filed with the Securities and Exchange Commission in the Company’s Form 10-K for the year ended December 30, 2001.  The consolidated results of operations for the interim quarterly periods are not necessarily indicative of the results expected for the full year.

2.      New Accounting Pronouncements

In May 2000, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) reached a consensus on Issue 00-14, “Accounting for Certain Sales Incentives.” This issue addresses the recognition, measurement, and income statement classification for sales incentives offered voluntarily by a vendor without charge to customers that can be used in, or are exercisable by a customer as a result of, a single exchange transaction. In April 2001, the EITF reached a consensus on Issue 00-25, “Vendor Income Statement Characterization of Consideration to a Purchaser of the Vendor’s Products or Services.” This issue addresses the recognition, measurement and income statement classification of consideration, other than that directly addressed by Issue 00-14, from a vendor to a retailer or wholesaler.  Both Issue 00-14 and 00-25 have been codified under Issue 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products.”  The Company adopted this Issue effective first quarter 2002.   EITF 01-09 requires the characterization of certain vendor sales incentives such as promotions, trade ads, slotting fees, and coupons as reductions of revenue.  Certain of these expenses, previously classified as selling, general and administrative costs, are now characterized as offsets to revenue.  Reclassifications have been made to prior period financial statements to conform to the current year presentation.  Total vendor sales incentives now characterized as reductions of revenue that previously would have been classified as selling, general and administrative costs were approximately $1,405,000 and $1,167,000 for the first six months of 2002 and 2001 respectively.

In June 2001, the FASB finalized FASB Statements (“SFAS 141”), “Business Combinations,” and SFAS 142, “Goodwill and Other Intangible Assets.”  SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001.  SFAS 141 also requires the recognition of acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria.  SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001.  It also requires, upon adoption of SFAS 142 that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

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

The Company’s previous business combinations were accounted for using the purchase method.  As of June 30, 2002, the net carrying of amount of goodwill is $1,316,000, and other intangible assets is $175,000.  Amortization expense for the first six months of 2002 was $32,000.  Due to the adoption of SFAS 142, the Company estimates that amortization expense for 2002 from businesses acquired prior to December 30, 2001 will decline to $47,000, a reduction of $171,000 compared with that expected prior to the adoption of SFAS 142.  Impairment testing at year-end 2001, under the provisions of SFAS 121, “Accounting for Impairment of Long-lived Assets and Long-Lived Assets to be Disposed of” (which has been superseded by SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”), indicated no need for writedown of goodwill.  The Company performed transitional impairment testing as required by SFAS 142 at the end of the second quarter of 2002 to determine if any writedowns were necessary, with no impairment adjustments needed.

3.     Inventories

Inventories consisted of the following:

	June 30, 2002	December 30, 2001

Production - Ingredients	$1,348,989	$1,088,763
Production - Finished goods	1,562,118	1,101,410
Paper goods and packaging materials	1,001,984	907,640
Operating supplies	34,417	43,366
	3,947,508	$3,141,179
Reserve for spoils and obsolescence	(67,500)	(27,500)
Net inventory	$3,880,008	$3,113,679

4.     Property and Equipment

Property, plant and equipment consisted of the following:

	June 30, 2002	December 30, 2001

Machinery and equipment	$12,127,098	$11,273,229
Leasehold improvements	4,721,041	4,551,297
Computers, office furniture and equipment	716,443	943,987
Vehicles	346,092	295,113
	17,910,674	17,063,626
Less accumulated depreciation and amortization	(7,183,535)	(6,586,503)
	10,727,139	10,477,123
Construction in progress	2,448,947	558,921
Net property and equipment	$13,176,086	$11,036,044

5.     Credit Facility

On August 1, 2001 Imperial Bank (now Comerica Bank) provided a new multi-year credit facility to the Company.  The existing accounts receivable and inventory revolver was amended to expire October 31, 2003 with a commitment of $1.5 million and interest at either prime rate or LIBOR plus 185 basis points for a debt/tangible net worth ratio of less than 1.0:1.  LIBOR premium increases 25 basis points for  debt/tangible net worth ratios from 1.0 to 1.25:1, with another 25 basis point increase for debt/tangible net worth ratios above 1.25:1.  In addition, the Company’s lender approved a $8.5 million non-revolving term facility in the event of a need for major capital expenditures and acquisitions, which expires October 31, 2009.  The term loan facility is subject to annual review if unused.  If used, it converts to an 84-month term loan.  Pricing is at either prime rate or LIBOR plus premiums for the same debt/tangible net worth ratios beginning at 200 basis points over LIBOR and increasing 25 basis points for successive debt/tangible net worth increments.  The total credit facility is $10.0 million.

The terms of the Credit Facility prohibit the payment of cash dividends (except with written approval) on the Company’s capital stock and restricts payments for, among other things, repurchasing shares of its capital stock.  Other terms of the Credit Facility limit the Company with respect to, among other things, (i) incurring additional indebtedness,  (ii) adversely changing the capital structure, and (iii) acquiring assets other than in the normal course of business including specific limits on annual capital expenditures (currently $4.25 million).  As of June 30, 2002, there were no violations of any loan covenants and no loans outstanding.

6.      Income Taxes

Income tax expense for the six months ended June 30, 2002 consists primarily of estimated State taxes, after  utilization of net operating loss carryforwards (NOLs) for which the deferred tax benefit was previously reserved.  Deferred tax assets related to other timing differences are available to offset future estimated book taxes with $1,083,000 short term, and $436,000 long term remaining on the books at the end of the second quarter of 2002.

7.      Litigation

There are no material pending legal proceedings, other than ordinary, routine litigation incidental to the Company’s business, to which the Company is a party or to which any of its property is subject.

8.      Stockholders’ Equity

During the first six months of 2002, employee and director options representing 104,239 shares of common stock were exercised.  Non-plan options representing 150,411 shares of common stock granted to the shareholders and plant manager of Frescala Foods, Inc. as part of the March 1999 acquisition were also exercised.  In addition, warrants with an exercise price of $6.50 and an expiration date of May 1, 2003, representing 47,414 shares of company common stock, were exercised.  These warrants were originally issued in connection with a July 1996 private placement in which the Company issued warrants to purchase up to 400,750 shares of common stock. Warrants representing up to 242,171 shares of common stock remain unexercised in connection with the July 1996 private placement.  Additionally, 3,793 employee stock purchase plan shares were issued.

9.      Related Party Transactions

During the first quarter of 2002 the Company acquired certain recipes and a non-registered trademark from a former director and plant manager for a $100,000 cash consideration and an ongoing royalty agreement.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion should be read in conjunction with the financial statements and related notes and other information included in this report.  The financial results reported herein do not necessarily indicate the financial results that may be achieved by the Company in any future period.

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

The Company sells its pasta and pasta sauces through leading grocery store chains and club stores.  As of June 30, 2002, approximately 6,750 grocery and club stores offered the Company’s products.  The Company plans to continue expansion of its distribution to grocery and club stores in its current market area and to further its penetration in other geographic regions of the U.S. and other parts of the world.

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

Results of Operations

Net revenues from operations were $13,794,000 for the second quarter ended June 30, 2002 as compared to $13,396,000 for the second quarter ended July 1, 2001, a 3% increase. These sales reflect the reclassification of certain expenses formerly charged to sales and marketing expense to reflect the adoption of EITF 01-09 (“EITF 01-09”) “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products” (refer to “New Accounting Pronouncements, p. 6).  Net revenues before those adjustments increased 2% from $14,012,000 for the quarter ended July 1, 2001 to $14,334,000 for the quarter June 30, 2002.  For the six months ended June 30, 2002, net revenues after reclassifications increased $2,279,000 to $29,856,000 from $27,577,000 for the six months ended July 1, 2001, an 8% increase. Net revenues before those adjustments increased 9% to $31,261,000 from $28,744,000.  The quarterly and year-to-date increases in sales over last year resulted primarily from the Company’s additional club and retail store distribution and an increase in same-store sales in some venues.

Gross profit was $4,919,000 or 36% of net revenues for the second quarter 2002, compared to $4,514,000 or 34% for the second quarter of 2001. The second quarter and first six months’ 2002 and 2001 gross margins reflect the reclassification of certain expenses formerly charged to sales and marketing expense to reflect the adoption of EITF 01-09.  Second quarter gross margin before those adjustments was 38%, an increase of 1% compared with the quarter ended July 1, 2001.  Year-to-date 2002 gross margin after reclassifications was 37%, compared with 35% for the first six months of 2001 calculated on the same basis. First six months’ gross margin before those adjustments was 40%, an increase of 2% compared with the first six months unadjusted 2001 results, which were 38%.  This compares to a 38% gross margin for the year ended December 30, 2001.  The gross margin improvement compared with first quarter 2001 and the year-ended December 30, 2001 was a function of cost savings associated with the 2001 capital and operations cost savings programs, fixed overhead absorption related to the 8%

adjusted sales increase, and lower dairy ingredients and energy costs.  Gross margins in the second quarter of 2001 were also adversely affected by increased energy costs, increased dairy ingredient prices, and production inefficiencies associated with rapid national rollout of the calzone and borsellini lines.

Selling, general and administrative expenses (“SG&A”) for the second quarter ended June 30, 2002, were $3,707,000 an increase of 16% as compared to $3,188,000 for the same quarter last year.  The increase is net of the reclassification of certain selling expenses in the amount of $540,000 to reflect the adoption of EITF 01-09, while 2001 SG&A reflected $616,000 in reclassified selling expenses.  For the six months ended June 30, 2002, SG&A, after reclassifications consistent with EITF 01-09, totaled $7,519,000, an increase of 17% as compared to $6,403,000 for the same period last year.  Unadjusted six months SG&A expenses for 2002 were $8,924,000 or 28.5% of sales, compared with $7,570,000 unadjusted SG&A (26.3% of sales) for the first six months of 2001, an increase of $1,354,000, or 18%.  For fiscal year-end 2001 unadjusted SG&A expenses were 26.2% of sales.  The quarterly and year-to-date increases compared to 2001 are related to variable selling expenses associated with the 8% sales increase, planned additional product demonstrations associated with the added club store business and national rollout of stuffed gnocchi, sauces in jars, and other new products.  The increased percent of SG&A expenses as a percent of sales is attributable to spending levels geared to a higher sales growth expectation than was achieved in the first six months.  Management believes that the current level of SG&A expenses is consistent with efficient operations, and additional expenses in future months, mainly in the sales and marketing area, will be directly associated with the future growth of profitable sales.

EITF 01-09 requires the characterization of certain vendor sales incentives such as promotions, trade ads, slotting fees, and coupons as reductions of revenue.  Certain of these expenses, previously classified as selling, general and administrative costs, are now characterized as offsets to revenue.  The tables on the following page reflect the impact of the adoption of Issue EITF 01-09 on financial statement presentation and are meant to allow the investor to better understand the results of the reclassifications.

Impact of the Adoption of EITF 01-09

“Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products”

Second Quarters 2002, 2001

(000’s)	Q2 2002 After Reclass.	Q2 2001 After Reclass.	Q2 2002 Before Reclass.	Q2 2001 Before Reclass.
Net Revenues	$14,334	$14,012	$14,334	$14,012
Sales Incentives	(540)	(616)	—	—
Adjusted Net Revenues	$13,794	$13,396	$14,334	$14,012
Revenue Increase Percent	3.0%	—	2.3%	—

Cost of Sales	8,875	8,882	8,875	8,882
Gross Margin	$4,918	$4,514	$5,459	$5,130
Gross Margin Percent	35.7%	33.7%	38.1%	36.6%

Sales General & Adm.	$4,247	$3,803	$4,247	$3,803
Sales Incentives	(540)	(616)	—	—
Adjusted SG&A	$3,707	$3,187	$4,247	$3,803
SG&A Increase Percent	16.3%	—	11.7%	—
SG&A as a Percent of Sales	26.9%	23.8%	29.6%	27.1%

Year-to-Date 2002, 2001

(000’s)	YTD 2002 After Reclass.	YTD 2001 After Reclass.	YTD 2002 Before Reclass.	YTD 2001 Before Reclass.
Net Revenues	$31,261	$28,744	$31,261	$28,744
Sales Incentives	(1,405)	(1,167)	—	—
Adjusted Net Revenues	$29,856	$27,577	$31,261	$28,744
Revenue Increase Percent	8.3%	—	8.8%	—

Cost of Sales	18,850	17,897	18,850	17,897
Gross Margin	$11,006	$9,680	$12,411	$10,847
Gross Margin Percent	36.9%	35.1%	39.7%	37.7%

Sales General & Adm.	$8,924	$7,570	$8,924	$7,570
Sales Incentives	(1,405)	(1,167)	—	—
Adjusted SG&A	$7,519	$6,403	$8,924	$7,570
SG&A Increase Percent	17.4%	—	17.9%	—
SG&A as a Percent of Sales	25.2%	23.2%	28.5%	26.3%

Depreciation and amortization expense, included in cost of sales and SG&A, was $414,000 or 3% of net revenues for the quarter ended June 30, 2002, compared to $412,000 or 3% of net revenues for the quarter ended July 1, 2001.  For the six months ended June 30, 2002, depreciation and amortization expense was $819,000, compared to $817,000 for the same period a year ago. However, the 2001 numbers reflected $85,000 in goodwill amortization expense from the March 1999 Frescala Foods, Inc. and the December 2000 Nate’s acquisitions, which is no longer being amortized due to the adoption of Statement of Financial Accounting Standards number 142 “Goodwill and Other Intangible Assets” (SFAS 142).  The $80,000 depreciation increase in 2002, to $788,000 from $708,000, is a result of depreciation related to the 2001 asset additions of $2.6 million, as well as those projects completed in the first two quarters of 2002.

There was no gain or loss on disposition of fixed assets for the second quarter ended June 30, 2002, and no gain or loss for the same period a year ago.  For the six months ended June 30, 2002, there was a $68,000 loss on disposition of fixed assets, compared to a $18,000 gain for the six months ended July 1, 2001. The loss in 2002 reflected the writeoff of obsolete and abandoned computer hardware, software and office equipment.  The 2001 gain resulted from the disposal of two vehicles.

Net interest income was $43,000 for the quarter ended June 30, 2002, compared to net interest income of $24,000 for the same quarter in 2001.   For the six months ended June 30, 2002, net interest income was $86,000, compared to a net interest income of $50,000 for the six months ended July 1, 2001. The increase in interest income resulted from increased profitability, which allowed more funds to be invested in short-term money market and bond instruments.

Income taxes for the second quarter of 2002 were $150,000 or approximately 12% of pretax income, as compared to $521,000 for the same period in 2001.   For the first six months of 2002, income taxes were $421,000 as compared to $1,288,000 for the same period in 2001.  During late summer of 2001, the Company learned that certain losses arising in connection with the Company’s previously-owned subsidiary Upscale Food Outlets, Inc. (“UFO”) would probably be useable by the Company, although previously this had not been believed to be the case.    Thus, book tax expense for the first six months of 2001 included the full Federal tax burden as well as State taxes for a composite accrual rate of 38.5%, as NOLs unrelated to UFO and other deferred tax benefits utilized to reduce taxable income in that time period were not reserved.  UFO NOLs beyond the current period’s usage are still fully reserved, as it cannot currently be determined that their ultimate utilization is probable.

Liquidity and Capital Resources

During the six month period ended June 30, 2002, $3,935,000 of cash was provided by the Company’s operations, compared to $3,800,000 cash provided in the first six months of 2001.  The 2002 increase is primarily attributable to the sales growth, and the resultant increase in net cash income.  There were also proceeds of $687,000 from the exercise of options and sale of employee stock, which partially funded the fixed asset expenditures, which were $2,995,000 year-to-date, an increase of $1.3 million from the prior year for the same period.

The Company believes that its existing credit facilities, for which the Company has a verbal commitment to renew, together with cash flow from operations, are sufficient to meet its cash needs for normal operations for the next twelve months.

Summary of Critical Accounting Policies

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

In keeping with its strategy of bringing distinctive, new products to the marketplace, in the second quarter of 2002 the Company worked aggressively to introduce its new line of Pezzo Grandi Chunky Stuffed Ravioli, which is a line of large round raviolis deeply filled with large pieces of savory filling.  The five item line initially was introduced with three flavors, Chicken and Prosciutto with Swiss and Mozzarella Cheeses, Atlantic Lobster in Sherry Cream Sauce with Herbs, and Roasted Vegetables in a Light Herb Tomato Sauce.  The Company began introduction of this new line to selected divisions of Costco Wholesale late in the quarter.  The Company will begin introduction of the line to retail accounts later in the year.

The Company also continued the national rollout of its new sauce line in distinctive PET jars with the introduction of its new Roasted Garlic Pesto to additional divisions of Costco Wholesale.  The Company also placed its new Fresh Cut Roma Tomato Sauce into national distribution with Sam’s Club stores during the quarter, and expanded its distribution within the divisions of Costco Wholesale.

During the second quarter of 2002, the Company introduced 18 of its products to over 500 Wal-Mart Supercenter locations nationally.  In addition, the Company expanded its presence in the Pacific Northwest with the introduction of its products to the 137 stores of Albertson’s Northwest division.

Business Risks

Certain characteristics and dynamics of the Company’s business and of financial markets generally create risks to the Company’s long-term success and to predictable quarterly results.  These risks include:

•                  No Assurance of Continued Profitability.  In the second quarter of 1994, the Company reported its first operating loss from continuing operations.   Subsequent to that quarter the Company incurred losses through the first quarter of 1997, after which it regained profitability, which has continued for twenty-one consecutive quarters. At June 30, 2002, the Company had an accumulated deficit of $11,996,000.  There can be no assurance that the Company will maintain its profitability in the long or short term.

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

•                  Impact of Inflation.  Dairy ingredients and energy prices had a significant impact on its operations during the first six months of 2001.  However, management believes that inflation has not had a material impact on its operations through the first two quarters of 2002.  Substantial increases in labor, employee benefits, freight, ingredients and packaging, rents and other operating expenses, and future increases in cheese and energy prices could adversely affect the operations of the Company’s business in future periods.  The Company cannot predict whether such increases will occur in the future, or their magnitude.

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

•                  Dependence on Major Customers.  During the first six months of 2002, two customers, Costco and Sam’s Club stores including Wal-Mart Supercenters, accounted for 45% and 32%, respectively, of the Company’s total revenues.  The Company currently sells its products to seven separate Costco regions (approximately 330 stores) which make purchasing decisions independently of one another.  These regions re-evaluate, on a regular basis, the products carried in their stores. There can be no assurance that these Costco regions will continue to offer Monterey Pasta products in the future or continue to allocate Monterey Pasta the same amount of shelf space.  The Company also supplies its products to approximately 450 Sam’s Club stores.  Purchasing decisions are made at the company headquarters with input from the store level.  While the Company is in the fifth year of its relationship with Sam’s, and this relationship is expected to continue, there can be no assurance that Sam’s Club stores will continue to carry its products. Loss of either of these customers, Costco or Sam’s Club, would have a material adverse effect on the Company.

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

•                  California Energy Crisis. During 2001, California experienced an energy crisis that could have disrupted the Company’s operations and did increase the Company’s energy expenses.  In the event of an acute power shortage, when power reserves for California fall below 1.5%, electricity providers have on some occasions implemented, and may in the future implement, rolling blackouts.  If blackouts interrupt the power supply to the Company’s production facilities, such facilities would temporarily be unable to continue production.  Any such interruption could result in a loss of revenue as a result of reduced production and, in severe cases, spoilage of food products.  In addition, related to the energy crisis, many of the electricity and natural gas suppliers raised their rates substantially during the first six months of 2001. Because the Company has most of its operations in California, its operating costs are affected by an increase in electricity and natural gas prices. As a result, the Company’s operating results could to be affected in some measure by in the future by fluctuations in the price or supply of energy.  Electricity prices remained unchanged from May through March 2002, except for adjustment to a lower wintertime rate schedule, which began in November 2001 and ended in April 2002.  Current rates since April 2002 are similar to the same period a year ago.  Natural gas prices have declined substantially from their levels in the first five months of 2001.  Management cannot predict the level of future energy prices or supply with certainty.

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

•                  Dairy Ingredients Prices.  During the first ten months of 2001 average price of certain dairy ingredients increased over 40% compared with the average of the prior twelve months, as measured by butterfat prices published by the State of California Department of Food and Agriculture.  Because the Company utilizes various dairy ingredients in many of its products, its operating costs will be affected by an increase in those ingredients. The Company’s operating results were affected in the first eleven months of 2001, and, although dairy ingredients prices have declined significantly in the past eight months, results could be affected in some measure in future months by renewed price increases, if they occur.  Dairy ingredients historically tend to be cyclical in nature and subject to declines in price as well as increases.  Management cannot predict with certainty the duration or magnitude of the current price cycle.

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

Date: August 9, 2002

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
10.4

Amendment No. 1 dated February 1, 1995 and Amendment No. 2 dated March 1, 1995 to Monterey County Production Facility Lease of the Company  (incorporated by reference from Exhibit 10.6 filed with the 1995 Form 10-K)

10.5

Amendment No. 3 dated September 12, 1997, and Amendment No. 4 dated February 6, 1999 to Monterey County Production Facility Lease of the Company (incorporated by reference from Exhibit 10.5 filed with the Company’s September 27, 1999 Quarterly Report on Form 10-Q dated November 4, 1999 (“1999 Q3 10-Q”))

10.6

Trademark Registration – MONTEREY PASTA COMPANY, under Registration No. 1,664,278, registered on November 12, 1991 with the U.S. Patent and Trademark Office (incorporated by reference from Exhibit 10.09 to the SB-2)

10.7

Trademark Registration – MONTEREY PASTA COMPANY, under Registration No. 1,943,602, registered on December 26, 1995 with the U.S. Patent and trademark Office (incorporated by reference from Exhibit 10.24 to the 1995 Form 10-K)

10.8

Trademark Registration – MONTEREY PASTA COMPANY and Design, under Registration No. 1,945,131, registered on January 2, 1996 with the U.S. Patent and trademark Office (incorporated by reference from Exhibit 10.25 to the 1995 Form 10-K)

10.9

Trademark Registration–MONTEREY PASTA COMPANY and Design, under Registration No. 1,951,624, registered on January 23, 1996 with the U.S. Patent and Trademark Office (incorporated by reference from Exhibit 10.26 to the 1995 Form 10-K)

10.10

Trademark Registration – MONTEREY PASTA COMPANY and Design, under Registration No. 1,953,489, registered on January 30, 1996 with the U.S. Patent and Trademark Office (incorporated by reference from Exhibit 10.27 to the 1995 Form 10-K)

10.11

Registration Rights Agreement dated as of June 15, 1995 with GFL Advantage Fund Limited, as amended on October 13 and 19, 1995, respectively  (incorporated by reference from Exhibit 10.2 to the 1995 Q2 10-Q, and Exhibits 10.6 and 10.7 to the Company’s S-3 Registration Statement No. 33-96684, filed on December 12, 1995 (“1995 S-3”))

10.12*

The Company’s 401(k) Plan, established to be effective as of January 1, 1996, adopted  by the Board of Directors on June 7, 1996  (incorporated by reference from Exhibit 10.44 to the Company’s Quarterly Report on Form 10-Q on August 13, 1996 (“1996 Q2 10-Q”))

10.13*

Directed Employee Benefit Trust Agreement dated June 17, 1996 between the Company and The Charles Schwab Trust Company, as Trustee of the Company’s 401(k) Plan (incorporated by reference from Exhibit 10.45 to the 1996 Q2 10-Q)

10.14

Security and Loan Agreement (Accounts Receivable and/or Inventory) dated July 24, 1997 between the Company and Imperial Bank (incorporated by reference from  Exhibit 10.47 of the Company’s Pre-Effective Amendment No. 3 to Form S-3 filed on October 14, 1997 (“1997 Amendment No. 3 to Form S-3”))

10.15*

Agreement  Regarding  Employment,  Trade  Secrets,  Inventions,  and  Competition  dated  May 26, 1997 with Mr. R. Lance Hewitt (incorporated by reference from Exhibit 10.48 of the 1997 Amendment No. 3 to Form S-3)

10.16*

Employment Agreement dated August 25, 1997 with Mr. Stephen L. Brinkman (incorporated by reference to Exhibit 10.49, in the Company’s September 28, 1997 Quarterly Report on Form 10-Q filed on November 10, 1997)

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

10.41	Royalty Agreement dated January 18, 2002 Company and Toscana Foods, LLC for ravioli with unique rough chopped filling

*Management contract or compensatory plan or arrangement covering executive officers or directors of the Company and its former subsidiary, Upscale Food Outlets, Inc.

Attachment A

Certification pursuant to 18 U.S.C. Section 1350,
as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-Q of Monterey Pasta Company (the “Company”) for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Stephen L. Brinkman, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1)              the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2)              the information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Company

Name: Stephen L. Brinkman

Title: Chief Financial Officer

Date: August 9, 2002

Attachment A

Certification pursuant to 18 U.S.C. Section 1350,
as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-Q of Monterey Pasta Company (the “Company”) for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, R. Lance Hewitt, President of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

3)              the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

4)              the information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Company

Name: R. Lance Hewitt

Title: President

Date: August 9, 2002