Form 10-Q
period 2002-09-29
MONTEREY PASTA CO
filed 2002-11-12
CIK 913032

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 29, 2002.

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

Yes  ☒                      No  ☐

At November 12, 2002, 14,133,926 shares of common stock, $.001 par value, of the registrant were outstanding.

MONTEREY PASTA COMPANY

FORM 10-Q

Table of Contents

PART 1.	FINANCIAL INFORMATION

	Item 1.	Financial Statements

Condensed Consolidated Balance Sheets September 29, 2002 (unaudited) and December 30, 2001

Condensed Consolidated Statements of Operations (unaudited) Third quarter ended September 29, 2002 and September 30, 2001 and the nine months ended September 29, 2002 and September 30, 2001

Condensed Consolidated Statements of Cash Flows (unaudited) Nine months ended September 29, 2002 and September 30, 2001

Notes to Unaudited Condensed Consolidated Financial Statements

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk

	Item 4.	Disclosure Controls and Procedure

PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings

	Item 2.	Changes in Securities

	Item 3.	Defaults Upon Senior Securities

	Item 4.	Submission of Matters to a Vote of Security Holders

	Item 5.	Other Information

	Item 6.	Exhibits and Reports on Forms 8-K and S-8

Signature Page

Certifications

Exhibit Index

Certification of Chief Executive Officer – Exhibit 99.1

Certification of Chief Executive Officer – Exhibit 99.2

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

MONTEREY PASTA COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 29, 2002	December 30, 2001
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,087,252	$7,232,128
Accounts receivable, net	8,011,552	6,025,323
Inventories	4,102,275	3,113,679
Deferred tax assets-short term	4,620,599	1,021,800
Prepaid expenses	1,464,220	1,139,042

Total current assets	22,285,898	18,531,972

Property and equipment, net	13,373,948	11,036,044
Deferred tax assets-long term	435,700	553,700
Goodwill, net	6,167,886	1,315,932
Intangible assets, net	814,061	56,907
Deposits	123,800	101,270

Total assets	$43,201,293	$31,595,825

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,758,106	$1,613,090
Accrued liabilities	1,600,584	1,953,140
Current portion of long-term debt	21,053	32,008

Total current liabilities	5,379,743	3,598,238

Long-term debt	3,988	16,749

Commitments and contingencies

Stockholders’ equity:
Common stock	44,270,180	43,063,750
Accumulated deficit	(6,452,618)	(15,082,912)
Total stockholders’ equity	37,817,562	27,980,838

Total liabilities and stockholders’ equity	$43,201,293	$31,595,825

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONTEREY PASTA  COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Third quarter ended		Nine months ended
	September 29, 2002	September 30, 2001	September 29, 2002	September 30, 2001
Net revenues	$16,568,577	$14,408,439	$46,424,933	$41,985,094
Cost of sales	10,385,662	9,382,952	29,236,073	27,279,496
Gross profit	6,182,915	5,025,487	17,188,860	14,705,598

Selling, general and administrative	4,194,117	3,268,077	11,712,906	9,670,967

Operating income	1,988,798	1,757,410	5,475,954	5,034,631

Gain (loss) on disposition of assets	—	2,571	(67,880)	20,330
Other income (expense), net	(223)	374	2,467	1,049
Interest income (expense), net	5,598	27,293	91,452	77,282

Income before provisions for income tax benefit (expense)	1,994,173	1,787,648	5,501,993	5,133,292

Provision for income tax benefit (expense)	3,549,238	(688,362)	3,128,300	(1,976,435)

Net income	$5,543,411	$1,099,286	$8,630,293	$3,156,857

Basic income per share	$0.39	$0.08	$0.62	$0.24
Diluted income per share	$0.38	$0.08	$0.59	$0.22

Basic shares outstanding	14,106,434	13,583,153	14,002,273	13,424,435

Diluted shares outstanding	14,641,970	14,378,552	14,687,571	14,257,387

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONTEREY PASTA COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended
	September 29, 2002	September 30, 2001
Cash flows from operating activities:
Net income	$8,630,293	$3,156,857
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Deferred income taxes	(3,480,835)	1,813,374
Depreciation and amortization	1,231,480	1,234,558
Provisions for allowances for bad debts, returns, adjustments and spoils	108,702	(19,760)
Tax benefit for disqualifying dispositions	379,400	103,806
Loss (gain) on disposition and writedown of property and equipment	67,880	(20,330)
Stock based compensation	—	167,746
Changes in assets and liabilities:
Accounts receivable	(2,094,931)	(1,326,998)
Inventories	(689,577)	(720,215)
Prepaid expenses and other assets	(347,672)	(654,188)
Accounts payable	2,145,015	407,962
Accrued expenses	(352,555)	291,740
Net cash provided by operations	5,597,200	4,434,552

Cash flows from investing activities:
Purchase of property and equipment	(3,465,125)	(2,088,720)
Purchase of trademark, recipes, and rights	(149,292)
Proceeds from sale of property and equipment	—	28,559
Acquisition of business operating assets	(5,930,974)	—
Net cash used in investing activities	(9,545,391)	(2,060,161)

Cash flows from financing activities:
Repayment of long term debt and capital lease obligations	(23,716)	(27,139)
Proceeds from issuance of common stock	827,031	770,917
Net cash used in financing activities	803,315	743,778

Net increase in cash and cash equivalents	(3,144,876)	3,118,169

Cash and cash equivalents, beginning of period	7,232,128	1,457,499
Cash and cash equivalents, end of period	$4,087,252	$4,575,668

	September 29, 2002	September 30, 2001
Cash payments:
Interest	$4,285	$3,809
Income Taxes	(12,924)	211,294

Non-Cash activities:
Purchase of leased equipment	—	10,954

The accompanying notes are an integral part of these consolidated financial statements.

MONTEREY PASTA COMPANY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation

The condensed consolidated financial statements have been prepared by Monterey Pasta Company (the “Company”) and are unaudited.  Certain amounts shown in the 2001 financial statements have been reclassified to conform to the current presentation.  The financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not necessarily include all information and footnotes required by generally accepted accounting principles and should be read in conjunction with the Company’s 2001 Annual Report on Form 10-K.   In the opinion of the Company, all adjustments necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows as of September 29, 2002, and for the nine months then ended, have been recorded.  A description of the Company’s accounting policies and other financial information is included in the audited consolidated financial statements as filed with the Securities and Exchange Commission in the Company’s Form 10-K for the year ended December 30, 2001.  The consolidated results of operations for the interim quarterly periods are not necessarily indicative of the results expected for the full year.

For quarterly reporting purposes the Company employs a 4-week, 4-week, 5-week reporting period.  The fiscal year ends on the last Sunday of each calendar year (52/53-week year).  The 1999 fiscal year contained 52 weeks and ended on December 26.  The 2000 fiscal year contained 53 weeks and ended on December 31, while the 2001 fiscal year contained 52 weeks and ended on December 30.  The current fiscal year contains 52 weeks and will end on December 29, 2002.

2.    Business Acquisition and Statement of Cash Flows

On August 23, 2002 the Company purchased the operating assets and inventory of Emerald Valley Kitchen, Inc. (“Emerald Valley”), a Eugene, Oregon based producer of organic fresh salsas, dips, hummus, and sauces with over 90% retail chain distribution. The Company considered this purchase an opportunity to enter the rapidly growing organic food market.  The consideration to the sellers consisted of $5,744,000 in cash.  Additionally, the Emerald Valley owners are eligible to receive an earn-out based upon Emerald Valley Earnings before Interest, Taxes, Depreciation, and Amortization (“EBITDA”) above a predetermined level for the first five years after the acquisition date.  The earn-out will be calculated annually at the end of successive twelve-month periods following acquisition.  Funding for the transaction came from existing bank balances.

During the third quarter of 2002 the total consideration of $5,744,000, plus related acquisition costs of $187,000, was allocated to identifiable property and equipment totaling $120,000 and inventories of $299,000.  The balance of $5,512,000 was allocated to trademark ($600,000), recipes ($60,000), and goodwill ($4,852,000).  The trademark, which has been included in intangible assets, will continue to be used for an indefinite period.  Therefore, this asset balance will not be amortized on a monthly basis, but will be tested for impairment annually in keeping with Statement of Financial Accounting Standards (“SFAS”) 142.  Recipes will be amortized over a three-year life.

The following unaudited proforma financial data present the combined results of operations of Monterey Pasta Company and Emerald Valley as if the purchase had occurred January 1, 2001.  The proforma information gives effect to certain adjustments, including the amortization of goodwill during 2001, prior to the adoption of new accounting pronouncements discussed in note 3.  This proforma summary does not necessarily reflect the results of operations, as they would have been if Monterey Pasta Company and Emerald Valley had constituted a single entity during such periods, and is not necessarily indicative of results that may be obtained in the future.

	Nine months ended
	September 29, 2002	September 30, 2001
Net Sales	$49,096	$44,853
Net Income	$3,862	$3,658

Basic income per share	$0.28	$0.27
Diluted Income per share	$0.26	$0.26

3.    New Accounting Pronouncements

In May 2000, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) reached a consensus on Issue 00-14, “Accounting for Certain Sales Incentives.” This issue addresses the recognition, measurement, and income statement classification for sales incentives offered voluntarily by a vendor without charge to customers that can be used in, or are exercisable by a customer as a result of, a single exchange transaction. In April 2001, the EITF reached a consensus on Issue 00-25, “Vendor Income Statement Characterization of Consideration to a Purchaser of the Vendor’s Products

or Services.” This issue addresses the recognition, measurement and income statement classification of consideration, other than that directly addressed by Issue 00-14, from a vendor to a retailer or wholesaler.  Both Issue 00-14 and 00-25 have been codified under Issue 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products.”  The Company adopted this Issue effective first quarter 2002.   EITF 01-09 requires the characterization of certain vendor sales incentives such as promotions, trade ads, slotting fees, and coupons as reductions of revenue.  Certain of these expenses, previously classified as selling, general and administrative costs, are now characterized as offsets to revenue.  Reclassifications have been made to prior period financial statements to conform to the current year presentation.  Total vendor sales incentives now characterized as reductions of revenue that previously would have been classified as selling, general and administrative costs were approximately $2,038,000 and $1,688,000 for the first nine months of 2002 and 2001 respectively.

In June 2001, the FASB finalized FASB Statements Statement of Financial Accounting Standard (“SFAS”) 141, “Business Combinations,” and SFAS 142, “Goodwill and Other Intangible Assets.”  SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001.  SFAS 141 also requires the recognition of acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria.  SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001.  It also requires, upon adoption of SFAS 142 that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually.  In addition, SFAS 142 requires that we identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life.  An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142.  SFAS 142 requires completion of a transitional goodwill impairment test six months from the date of adoption.  The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

The Company’s previous business combinations were accounted for using the purchase method.  As of September 29, 2002, the net carrying amount of goodwill is $6,168,000 and other intangible assets is $814,000.  Amortization expense for the first nine months of 2002 was $52,000.  Due to the adoption of SFAS 142, and prior to the Emerald Valley acquisition, the Company estimated that amortization expense for 2002 from businesses acquired prior to December 30, 2001 would have declined to $47,000 for the year, a reduction of $171,000 compared with that expected prior to the adoption of SFAS 142.  Impairment testing at year-end 2001, under the provisions of SFAS 121, “Accounting for Impairment of Long-lived Assets and Long-Lived Assets to be Disposed of” (which has been superseded by SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”), indicated no need for writedown of goodwill.  The Company performed transitional impairment testing as required by SFAS 142 at the end of the second quarter of 2002 to determine if any writedowns were necessary, with no impairment adjustments needed.

The following table reflects consolidated results of operations as though the adoption of SFAS 141 and 142 occurred as of the beginning of the nine-month period ended September 30, 2001.

	Three Months Ended September 30, 2001	Nine Months Ended September 30, 2001
Net income as reported	$1,099,000	$3,157,000
Goodwill and indefinite-life intangibles amortization, net	43,000	128,000
Net earnings as adjusted	$1,142,000	$3,285,000

Basic income per common share:
As reported	$0.08	$0.24
As adjusted	$0.08	$0.24

Diluted income per common share:
As reported	$0.08	$0.22
As adjusted	$0.08	$0.23

The following table reflects the components of trademarks and other intangible assets as of September 29, 2002:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
License agreements and other intangibles	$539,000	$325,000	$214,000
Non-amortized intangible assets:
Trademark	$600,000	—	$600,000
Total gross and net carrying amounts	$1,139,000	$325,000	$814,000

In August 2001 SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets” was issued.  SFAS 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-lived Assets to be Disposed of” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.”  SFAS 144 also amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary.  SFAS 144 retains the fundamental provisions of SFAS 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while resolving significant implementation issues associated with SFAS 121.  Among other things, SFAS 144 provides guidance on how long-lived assets used as part of a group should be evaluated for impairment, establishes criteria for when long-lived assets are held for sale, and prescribes the accounting for long-lived assets that will be disposed of other than by sale.  SFAS 144 is effective for fiscal years beginning after December 15, 2001.  The Company’s financial position and results of operations have not been affected by the adoption of SFAS 144.

4.    Inventories

Inventories consisted of the following:

	September 29, 2002	December 30, 2001

Production – Ingredients	$1,492,314	$1,088,763
Production – Finished Goods	1,591,963	1,101,410
Paper Goods and Packaging Materials	1,084,113	907,640
Operating Supplies	31,385	43,366
	4,199,775	3,141,179
Reserve for spoils and obsolescence	(97,500)	(27,500)

Net Inventories	$4,102,275	$3,113,679

5.    Property and Equipment

Property, plant and equipment consisted of the following:

	September 29, 2002	December 30, 2001

Machinery and equipment	$12,373,352	$11,273,229
Leasehold improvements	4,952,576	4,551,297
Computers, office furniture and equipment	797,599	943,987
Vehicles	363,747	295,113
	18,487,274	17,063,626
Less accumulated depreciation and amortization	(7,575,334)	(6,586,503)
	10,911,940	10,477,123
Construction in progress	2,462,008	558,921
Property, plant and equipment, net	$13,373,948	$11,036,044

The majority of construction in progress is related to the plant expansion program to be completed during the fourth quarter of 2002 at a current projected cost of approximately $2.1 million.  Other construction in progress is associated with typical annual projects involving replacement, regulatory, food safety and efficiency projects.

6.    Credit Facility

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

The terms of the Credit Facility prohibit the payment of cash dividends (except with written approval) on the Company’s capital stock and restricts payments for, among other things, repurchasing shares of its capital stock.  Other terms of the Credit Facility limit the Company with respect to, among other things, (i) incurring additional indebtedness,  (ii) adversely changing the capital structure, and (iii) acquiring assets other than in the normal course of business including specific limits on annual capital expenditures (currently $4.25 million).  As of September 29, 2002, there were no violations of any loan covenants and no loans outstanding.

The Company has a verbal commitment from Comerica Bank to renew its credit facility as of its expiration date on terms at least as favorable as the prior year.

7.    Income Taxes

During the quarter and nine months ended September 29, 2002, the Company completed its evaluation of the likelihood of realizing certain deferred tax assets arising from net operating losses (NOLs) originated in connection with its former restaurant operating subsidiary Upscale Food Outlets, Inc. (UFO). As a result, reserves against these deferred tax assets totaling $5,404,000 were released during the nine months ended September 29, 2002 and offset against income tax expense.  This credit, together with permanent differences and other current tax effects resulted in a net year-to-date income tax benefit of $3,128,000.  Of these amounts, $4,674,000 in reserves released during the third quarter along with permanent differences and other current tax effects, resulted in a net income tax benefit for the quarter of $3,549,000. Utilization of these NOLS and other deferred tax assets will offset substantially all of the federal income taxes otherwise payable for 2002.  As of September 2002, remaining net deferred tax assets available to offset future cash taxes are $4,621,000 short term and $436,000 long term.

8.    Litigation, Contingencies and Subsequent Event

There are no material pending legal proceedings, other than ordinary, routine litigation incidental to the Company’s business, to which the Company is a party or to which any of its property is subject.

9.    Stockholders’ Equity

During the first nine months of 2002, employee and director options representing 160,239 shares of common stock were exercised for proceeds of $476,573.  Non-plan options representing 150,411 shares of common stock granted to the shareholders and plant manager of Frescala Foods, Inc. as part of the March 1999 acquisition were also exercised, resulting in proceeds of $314,638.  In addition, warrants with an exercise price of $6.50 and an expiration date of May 1, 2003, representing 47,414 shares of company common stock were exercised as parts of net exercises, with no cash proceeds to the Company.  These warrants were originally issued in connection with a July 1996 private placement in which the Company issued warrants to purchase up to 400,750 shares of common stock. Warrants representing up to 242,171 shares of common stock remain unexercised in connection with the July 1996 private placement.  Additionally, 7,670 employee stock purchase plan shares were issued with proceeds of $35,820.

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

The Company sells its pasta and pasta sauces through leading grocery store chains and club stores.  As of September 29, 2002, approximately 8,400 grocery and club stores offered the Company’s products.  The Company plans to continue expansion of its distribution to grocery and club stores in its current market area and to further its penetration in other geographic regions of the U.S. and other parts of the world.

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

Results of Operations

Net revenues from operations were $16,569,000 for the third quarter ended September 29, 2002 as compared to $14,408,000 for the third quarter ended September 30, 2001, a 15% increase. These sales reflect the reclassification of certain expenses formerly charged to sales and marketing expense to reflect the adoption of EITF 01-09 (“EITF 01-09”) “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products” (refer to “New Accounting Pronouncements, p. 6).  Net revenues before those reclassifications also increased 15% from $14,929,000 for the quarter ended September 30, 2001 to $17,202,000 for the quarter September 29, 2002.  For the nine months ended September 29, 2002, net revenues after reclassifications increased $4,440,000 to $46,425,000 from $41,985,000 for the nine months ended September 30, 2001, an 11% increase. Net revenues before those adjustments also increased 11% to $48,463,000 from $43,673,000.  The quarterly and year-to-date increases in sales over last year resulted primarily from the Company’s additional retail and club store distribution and an increase in same-store sales in some venues.

Gross profit was $6,183,000 or 37.3% of net revenues for the third quarter 2002, compared to $5,025,000 or 34.9% for the third quarter of 2001. The third quarter and first nine months’ 2002 and 2001 gross margins reflect the reclassification of certain expenses formerly charged to sales and marketing expense to reflect the adoption of EITF 01-09.  Third quarter gross margin before those adjustments was 39.6%, an increase of 2.5% compared with the quarter ended September 29, 2002, which was 37.1.  Year-to-date 2002 gross margin after reclassifications was 37.1%, compared with 35.0% for the first nine months of 2001 calculated on the same basis.  First nine months’ gross margin before those adjustments was 39.7%, an increase of over 2% compared with the first nine months unadjusted 2001 results, which were 37.5%.  This compares to a 38.4% gross margin for the year ended December 30, 2001.  The gross margin improvement compared with third quarter 2001 and the year-ended December 30, 2001 was a function of cost savings associated with the 2001 capital and operations cost savings programs, fixed overhead absorption related to the 11% adjusted sales increase, and lower dairy ingredients and energy costs.  Gross margins in the third quarter of 2001 were also adversely affected by increased energy costs, increased dairy ingredient prices, and production inefficiencies associated with rapid national rollout of the calzone and borsellini lines.

Selling, general and administrative expenses (“SG&A”) for the third quarter ended September 29, 2002, were $4,194,000 an increase of 28% as compared to $3,268,000 for the same quarter last year.  The increase is net of the reclassification of certain selling expenses in the amount of $633,000 to reflect the adoption of EITF 01-09, while 2001 SG&A reflected $521,000 in reclassified selling expenses.  For the nine months ended September 29, 2002, SG&A, after reclassifications consistent with EITF 01-09, totaled $11,713,000, an increase of 21% as compared to $9,671,000 for the same period last year.  Unadjusted nine months SG&A expenses for 2002 were $13,751,000 or 28.4% of sales, compared with $11,359,000 unadjusted SG&A (26.0% of sales) for the first nine months of 2001, an increase of $2,393,000, or 21%.  For fiscal year-end 2001 unadjusted SG&A expenses were 26.2% of sales.  The quarterly and year-to-date increases compared to 2001 are related to variable selling expenses associated with the 11% sales increase, planned additional product demonstrations associated with club store business and national rollout of stuffed gnocchi, sauces in jars, chunky ravioli, and other new products.  The increased percent of SG&A expenses as a percent of sales is attributable to spending levels geared to a higher sales growth expectation than was achieved in the first nine months, one time expenses approximating $450,000 associated with a union organizing effort, which was overwhelmingly defeated by a vote of Company employees, and the successful search for a new President.  These one-time expenses, and $60,000 of SG&A from the first five weeks of Emerald Valley Kitchen operations, accounted for over 5% of the 21% increase compared with the prior year.  Management believes that the current level of SG&A expenses is consistent with efficient operations, and additional expenses in future months, mainly in the sales and marketing area, will be directly associated with the future growth of profitable sales.

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

Impact of the Adoption of EITF 01-09

“Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products”

Third Quarters 2002, 2001

(000’s)	Q3 2002 After Reclass.	Q3 2001 After Reclass.	Q3 2002 Before Reclass.	Q3 2001 Before Reclass.
Net Revenues	$17,202	$14,929	$17,202	$14,929
Sales Incentives	(633)	(521)	—	—
Adjusted Net Revenues	$16,569	$14,408	$17,202	$14,929
Revenue Increase Percent	15.0%	—	15.2%	—

Cost of Sales	10,386	9,383	10,386	9,383
Gross Margin	$6,183	$5,025	$6,816	$5,546
Gross Margin Percent	37.3%	34.9%	39.6%	37.1%

Sales General & Adm.	$4,828	$3,789	$4,828	$3,789
Sales Incentives	(633)	(521)	—	—
Adjusted SG&A	$4,195	$3,268	$4,828	$3,789
SG&A Increase Percent	28.4%	—	27.4%	—
SG&A as a Percent of Sales	25.3%	22.7%	28.1%	25.4%

Year-to-Date 2002, 2001

(000’s)	YTD 2002 After Reclass.	YTD 2001 After Reclass.	YTD 2002 Before Reclass.	YTD 2001 Before Reclass.
Net Revenues	$48,463	$43,673	$48,463	$43,673
Sales Incentives	(2,038)	(1,688)	—	—
Adjusted Net Revenues	$46,425	$41,985	$48,463	$43,673
Revenue Increase Percent	10.6%	—	11.0%	—

Cost of Sales	29,236	27,279	29,236	27,279
Gross Margin	$17,189	$14,706	$19,227	$16,394
Gross Margin Percent	37.0%	35.0%	39.7%	37.5%

Sales General & Adm.	$13,752	$11,359	$13,752	$11,359
Sales Incentives	(2,038)	(1,688)	—	—
Adjusted SG&A	$11,714	$9,671	$13,752	$11,359
SG&A Increase Percent	21.1%	—	21.1%	—
SG&A as a Percent of Sales	25.2%	23.0%	28.4%	26.0%

Depreciation and amortization expense, included in cost of sales and SG&A, was $412,000 or 2.5% of net revenues for the quarter ended September 29, 2002, compared to $417,000 or 2.9% of net revenues for the quarter ended September 30, 2001.  For the nine months ended September 29, 2002, depreciation and amortization expense was $1,231,000 or 2.6% of net revenues, compared to $1,235,000 for the same period last year, which was 2.9% of net revenues. Expense was flat because of the suspension of goodwill amortization on the Frescala Foods, Inc. and Nate’s Polenta acquisitions of 1999 and 2001, respectively, and the writeoff of over $250,000 of obsolete and abandoned computer hardware, software and furniture and fixtures.

There was no gain on disposition of fixed assets for the third quarter ended September 29, 2002 compared with a gain of $3,000 for the third quarter last year.  For the nine months ended September 29, 2002, there was a loss of $68,000 compared to a gain of $20,000 for the nine months ended September 30, 2001.  The loss in 2002 resulted from writeoff of over $250,000 of obsolete and abandoned computer hardware, software and furniture and fixtures.

Net interest income was $6,000 for the quarter ended September 29, 2002, compared to net interest income of $27,000 for the same quarter in 2001.   For the nine months ended September 29, 2002, net interest income was $91,000 compared to a net interest income of $77,000 for the nine months ended September 30, 2001. The interest income increase is the result of the additional cash generated from the increased profit level, which was invested in short term money instruments.   The lower total in third quarter 2002 was a result of lower interest rates and the funding of the Emerald Valley acquisition from funds that were formerly interest bearing.

The Company’s 2002 income tax expense was adjusted as of September 29, 2002 to reflect the reversal of a deferred tax asset valuation account associated with NOLs originating in connection with the Company’s former restaurant subsidiary, UFO.  This makes it difficult to compare after tax results from 2002 with those from 2001, for which taxes were accrued at an estimated book rate of 38.5%.  If the 2002 tax expense were accrued at the same rate as was used for 2001, the resulting tax expense would be $768,000 for the quarter and $2,118,000 for the year-to-date, respectively.   Below are proforma results if the same rate were applied for both years:

	Third quarter ended		Nine months ended
	September 29, 2002	September 30, 2001	September 29, 2002	September 30, 2001

Net income before tax

$

1,994,000

$

1,787,000

$

5,502,000

$

5,133,000

Tax at 38.5%

(768,000

)

(688,000

)

(2,118,000

)

(1,976,000

)

Income after tax*

$

1,226,000

$

1,099,000

$

3,384,000

$

3,157,000

Primary income /sh.	$0.09	$0.08	$0.24	$0.24

Diluted income/sh.

$

0.08

$

0.08

$

0.23

$

0.22

*2002 numbers are proforma

As a result, after 2002, future income tax expense will more closely approach a “normalized” combined tax rate of approximately 38.5%.  Results for the final quarter and full 2002 year will still be impacted by the release of reserves referred to above.

Liquidity and Capital Resources

We finance our operations and growth primarily with cash flows we generate from our operations. We have available a $10,000,000 credit facility consisting of a $1.5 million accounts receivable and inventory revolver and an $8.5 million non-revolving term facility for major capital expenditures and acquisitions (discussed in further detail on Note 6 to the financial statements on page 9).  This access to capital provides us with flexible working capital which occasionally may be needed in the normal course of business, and the opportunity to grow our business through acquisitions or develop our existing infrastructure through capital investment.

Net cash provided by operations was $5,597,000 and $4,435,000 million for the nine months ended September 29, 2002 and September 30, 2001, respectively. The increase in operating cash flows is primarily due to the increase income before provision for income taxes of approximately $369,000 and increases in accounts payable caused principally by the timing of payments to vendors.  Our working capital was $16.9 million, and our current ratio was 4.14 to 1, respectively, at September 29, 2002, compared with $14.9 million and 5.15 to 1 respectively, at December 30, 2001. The change in the working capital and current ratio is mainly due to the August 23rd acquisition of the operating assets and inventory of Emerald Valley Kitchen with a cash use of $5.9 million.

In addition to operating cash flows the Company also received cash proceeds from the exercise of employee stock options and sales of stock under the Company’s stock purchase plan totaling approximately $827,000.

The cash from operations combined with the cash proceeds from stock sales and option exercises and accumulated cash balances were used principally to fund $3,465,000 of plant expansion and improvement projects, and to fund the $5,744,000 in cash paid for the acquisition of the operating assets and inventory of Emerald Valley, and acquistion related costs of $187,000.

We believe that cash on hand of $4.1 million at September 29, 2002, as well as projected remaining fiscal 2002 and 2003 cash flows from operations, and availability under our Credit Facility are sufficient to fund our working capital needs, anticipated capital expenditures, and any acquisitions the Company may enter into for the remainder of fiscal 2002 and 2003. We currently invest our cash on hand in highly liquid short-term investments yielding approximately 2% interest.

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

Sales incentives and Advertising Costs

The Company expenses advertising costs as incurred or when the related campaign commences.  Sales incentives paid or credited to club stores and grocery chains for shelf space allocations are amortized between six and twelve months depending on the nature of the chain program or agreement.

Goodwill/Intangible Assets

Intangible assets consist of tradenames, goodwill, and other intangibles and are recorded at cost, net of accumulated amortization.  Intangibles other than goodwill are amortized over their respective useful lives, if determinate, ranging from 3 to 10 years.  Goodwill and intangibles with indeterminate useful lives are assessed for impairment at least annually.  The valuation of these intangibles is determined based upon valuations performed by third party specialists and management’s best estimates of fair value.  As a result the ultimate value and recoverability of these assets is subject to the validity of the assumptions used.

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

Deferred tax asset valuation allowance

The Company has significant deferred tax assets comprised principally of NOLs from the Company’s former restaurant operating subsidiary UFO. These NOLs were previously fully reserved based upon management’s best estimate of ultimate realizeability. During the current quarter, based upon new evidence and management’s judgments these reserves were substantially reduced.  The amount of the reserve is significantly dependent on management’s assumptions regarding future taxable income and the availability of these NOLs to offset future taxable income. The effect on the Company’s net income is significant whenever the estimate of realizability changes. The Company expects to fully utilize all of the remaining NOLs in fiscal 2002 and 2003.

Sales and Marketing

The Company’s sales and marketing strategy is twofold and targets sustainable growth in distribution of its products and the introduction of innovative new products to keep the Company positioned as the category leader in the marketplace.

In keeping with its strategy of generating sustainable sales growth and balancing its sales mix to complement its strong club presence, the third quarter of 2002 saw the expansion of the Company ‘s retail business with the addition of the two new Albertson’s divisions encompassing 196 stores, as well as adding to two items to 260 Publix stores.   The Company was also successful in expanding the distribution of its products to an additional 1,125 Wal-Mart stores, the remainder of the Supercenters and Neighborhood Markets, after its 73 store test market proved successful.

Continuing its emphasis on high impact new products, the Company introduced its new “Pezzo Grandi” Chunky Stuffed Ravioli line to club accounts during the Third Quarter.   The Company believes it is the only fresh pasta maker offering this item, which features a deeper filling of large morsels of gourmet ingredients in contrast with traditional offerings, which use a pureed filling.  The Company’s line of premium sauces in jars also gained increased distribution during the quarter

Deferred Tax Assets

During the quarter and nine months ended September 29, 2002, the Company completed its evaluation of the likelihood of realizing certain deferred tax assets arising from net operating losses (NOLs) originated in connection with its former restaurant operating subsidiary Upscale Food Outlets, Inc. (UFO). As a result, reserves against these deferred tax assets totaling $5,404,000 were released during the nine months ended September 29, 2002 and offset against income tax expense.  This credit, together with permanent differences and other current tax effects resulted in a net year-to-date income tax benefit of $3,128,000.  Of these amounts, $4,674,000 in reserves released during the third quarter along with permanent differences and other current tax effects, resulted in a net income tax benefit for the quarter of $3,549,000. Utilization of these NOLS and other deferred tax assets will offset substantially all of the federal income taxes otherwise payable for 2002.  As of September 2002, remaining net deferred tax assets available to offset future cash taxes are $4,621,000 short term and $436,000 long term.

As a result, future income tax expense for the final quarter of 2002 and thereafter will more closely approach a “normalized” combined tax rate of approximately 38.5%.  Results for the full 2002 fiscal year will still be impacted by the release of reserves referred to above.

Business Risks

Certain characteristics and dynamics of the Company’s business and of financial markets generally create risks to the Company’s long-term success and to predictable quarterly results.  These risks include:

•                  No Assurance of Continued Profitability.  In the second quarter of 1994, the Company reported its first operating loss from continuing operations.   Subsequent to that quarter the Company incurred losses through the first quarter of 1997, after which it regained profitability, which has continued for twenty-one consecutive quarters. At September 29, 2002, the Company had an accumulated deficit of $6,453,000.  There can be no assurance that the Company will maintain its profitability in the long or short term.

•                  Liquidity:  Need for Additional Capital.   Management believes that its current cash balances, operations, and existing bank lines of credit will provide adequate liquidity to meet the Company’s planned capital and operating requirements for normal operations and capital expenditures through the next twelve months, assuming that its existing bank lines can be extended when they expire in October, 2003 (refer to footnote 6 to the financial statements for a description of credit facility).  In addition, the disallowance of a significant portion of previously-utilized UFO NOLs might require an unexpected cash outlay.   The tax impact of the use of the UFO NOLs through third quarter of 2002 is approximately $3.4 million.  If the Company’s operations do not provide cash sufficient to fund its operations, and the Company seeks outside financing, there can be no assurance that the Company will be able to obtain such financing when needed, on acceptable terms, or at all.  In addition, any future equity financing or convertible debt financing would cause the Company’s stockholders to incur dilution in net tangible book value per share of Common Stock.

•                  Hiring and Retention of Key Personnel.  The success of the Company depends on its ability to retain key executives, and to motivate and retain other key employees and officers.  On September 3, 2002 the Company announced the hiring of Jim Williams as the new President to replace Lance Hewitt, who will be retiring from day-to-day operations sometime in early 2003.  The Company currently has key man insurance policies in place, each in the face amount of $500,000, for its Chief Executive Officer, R. Lance Hewitt, and its Chief Financial Officer, Stephen L. Brinkman.  A policy will be added form Mr. Williams in the future.  There can be no assurance that significant management turnover will not occur in the future.

•                  Impact of Inflation.  Dairy ingredients and energy prices had a significant impact on its operations during the first six months of 2001.  However, management believes that inflation has not had a material impact on its operations through the first three quarters of 2002.  Substantial increases in labor, employee benefits, freight, ingredients and packaging, rents and other operating expenses, and future increases in cheese and energy prices could adversely affect the operations of the Company’s business in future periods.  The Company cannot predict whether such increases will occur in the future, or their magnitude.

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

•                  Dependence on Major Customers.  During the first nine months of 2002, two customers, Costco and Sam’s Club stores including Wal-Mart Supercenters, accounted for 44% and 33%, respectively, of the Company’s total revenues.  The Company currently sells its products to seven separate Costco regions (approximately 330 stores) which make purchasing decisions independently of one another.  These regions re-evaluate, on a regular basis, the products carried in their stores. There can be no assurance that these Costco regions will continue to offer Monterey Pasta products in the future or continue to allocate Monterey Pasta the same amount of shelf space.  The Company also supplies its products to approximately 450 Sam’s Club stores, and 1,198 Wal-Mart Supercenters and Neighborhood Markets.  Purchasing decisions are made at the company headquarters with input from the store level.  While the Company is in the fifth year of its relationship with Sam’s, and this relationship is expected to continue, there can be no assurance that Sam’s Club stores will continue to carry its products. Loss of either of these customers, Costco or Sam’s Club, would have a material adverse effect on the Company.

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

•                  Dairy Ingredients Prices.  During the first ten months of 2001 average price of certain dairy ingredients increased over 40% compared with the average of the prior twelve months, as measured by butterfat prices published by the State of California Department of Food and Agriculture.  Because the Company utilizes various dairy ingredients in many of its products, its operating costs will be affected by an increase in those ingredients. The Company’s operating results were affected in the first eleven months of 2001, and, although dairy ingredient prices have declined significantly in the past eleven months, results could be affected in some measure in future months by renewed price increases, if they occur.  Dairy ingredients historically tend to be cyclical in nature and subject to declines in price as well as increases.  Management cannot predict with certainty the duration or magnitude of the current price cycle.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

Market Risk Disclosure

The Company does not hold market risk sensitive trading instruments, nor does it use financial instruments for trading purposes.  All sales, operating items and balance sheet data are denominated in U.S. dollars, therefore, the Company has no foreign currency exchange rate risk.

In the ordinary course of its business the Company enters into commitments to purchase raw materials over a period of time, generally six months to one year, at contracted prices.  At September 29, 2002 these future commitments were not at prices in excess of current market, or in quantities in excess of normal requirements.  The Company does not utilize derivative contracts either to hedge existing risks or for speculative purposes.

Interest Rate Risk

We have fixed and variable income investments consisting of cash equivalents, the magnitude of the interest income for which is affected by market interest rates.  We do not use marketable securities nor derivative financial instruments in our investment portfolio.

The interest payable on our bank line of credit is based on variable interest rates and therefore affected by changes in market interest rates.  The Company had no bank debt at the end of the third quarter and has not had bank debt since the third quarter of 2000

Foreign Currency Risk

Our sales to-date have been made to primarily U.S. customers and, as a result, we have not had any significant exposure to factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. However, we are now selling and, in future periods, we expect to sell more in foreign markets. If our sales will be made in U.S. dollars, a strengthening of the U.S. dollar could make our products less competitive in foreign markets.

Item 4.   Disclosure Controls and Procedure

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), within 90 days of the filing date of this report. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

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

(a) The Company’s annual Stockholders’ meeting was held July 30, 2002.

(b) At the annual meeting the following matters were approved:

(i)           the election of the following eight directors to hold office for the ensuing year and until their successors are elected and qualified.  The following directors received the identical vote total listed below

	Votes For	Votes Against or abstain

R. Lance Hewitt

11,538,068

46,140

Charles B. Bonner	11,538,068	46,140
Michael P. Schall	11,538,068	46,140
Van Tunstall	11,538,068	46,140
James Wong	11,538,068	46,140
Stephen L. Brinkman	11,538,068	46,140
Walter L. Henning	11,538,068	46,140
F. Christopher Cruger	11,538,068	46,140

(ii)        the appointment of  BDO Seidman, LLP as the independent public accountants for the year ending December  29, 2002 was approved with 11,505,138 votes in favor, 25,570 votes against, and 53,500 votes abstaining.

(iii)     an increase of the Company’s 1993 Stock Option Plan reserve by 1,500,000 options from 1,740,000 to 3,240,000 was approved with 6,118,359 votes in favor, 1,668,801 votes against , and 79,125 votes abstaining.

Item 5.           Other Information

None

Item 6.    Exhibits and Reports on Form s 8-K and S-8

The Company filed the following report on Form 8-K during the quarter ended September 29, 2002.

•                  Report on Form 8-K filed August 30, 2002 reported the acquisition of the operating assets of Emerald Valley Kitchen (“EVK”) effective August 23, 2002 for a consideration of $5,744,000 in cash.  The shareholders of EVK may receive additional cash consideration pursuant to an earnout provision in the Asset Purchase Agreement if the Company exceeds enumerated levels of Earnings Before Interest, Taxes, Depreciation, and Amortization (EBITDA) from the EVK business segment for the first five years of operation under Company ownership.

The Company filed the following report on Form S-8 during the quarter ended September 29, 2002.

•                  Report on Form S-8 filed August 30, 2002 to register 1.5 million shares of Company common stock which may be issued as part of the First amended and restated 1993 Stock Option plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONTEREY PASTA COMPANY

Date: November 12, 2002

By:

/s/ R. LANCE HEWITT

R. Lance Hewitt

Chief Executive Officer

By:

/s/ STEPHEN L. BRINKMAN

Stephen L. Brinkman

Chief Financial Officer

CERTIFICATIONS

I, R. Lance Hewitt, certify that:

1.             I have reviewed this quarterly report on Form 10-Q of Monterey Pasta Company (the “Registrant”);

2.             Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.             Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.             The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of October 31, 2002; (the “Evaluation Date”) and

(c) presented in this quarterly report our conclusions about the effectiveness of the Registrant’s disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of the Registrant’s board of directors:

(a) all significant deficiencies in the design or operation of disclosure controls and procedures which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in disclosure controls and procedures; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s disclosure controls and procedures; and

6.             The Registrant’s other certifyintg officer and I have indicated in this quarterly report whether or not there were significant changes in disclosure controls and procedures or in other factors that could significantly affect the disclosure controls and procedures subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	/s/	R. Lance Hewitt
R. Lance Hewitt
President and Chief Executive Officer

I, Stephen L. Brinkman, certify that:

1.             I have reviewed this quarterly report on Form 10-Q of Monterey Pasta Company (the “Registrant”);

2.             Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.             Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.             The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of October 31, 2002; (the “Evaluation Date”) and

(c) presented in this quarterly report our conclusions about the effectiveness of the Registrant’s disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of the Registrant’s board of directors:

(a) all significant deficiencies in the design or operation of disclosure controls and procedures which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in disclosure controls and procedures; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s disclosure controls and procedures; and

6.             The Registrant’s other certifyintg officer and I have indicated in this quarterly report whether or not there were significant changes in disclosure controls and procedures or in other factors that could significantly affect the disclosure controls and procedures subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	/s/	Stephen L. Brinkman
Stephen L. Brinkman
Chief Financial Officer

Index to Exhibits
3.1	Certificate of Incorporation dated August 1, 1996 (incorporated by reference from Exhibit B to the Company’s 1996 Proxy)
3.2	Bylaws of the Company (incorporated by reference from Exhibit C to the 1996 Proxy)
4.1	Form of Warrant for purchase of the Company’s Common Stock, dated as of July 1, 1996 (incorporated by reference from Exhibit 4.5 filed with the Company’s 1996 Form S-3)
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
10.4

Amendment No. 1 dated February 1, 1995 and Amendment No. 2 dated March 1, 1995 to Monterey County Production Facility Lease of the Company (incorporated by reference from Exhibit 10.6 filed with the 1995 Form 10-K)

10.5

Amendment No. 3 dated September 12, 1997, and Amendment No. 4 dated February 6, 1999 to Monterey County Production Facility Lease of the Company (incorporated by reference from Exhibit 10.5 filed with the Company’s September 27, 1999 Quarterly Report on Form 10-Q dated November 4, 1999 (“1999 Q3 10-Q”))

10.6

Trademark Registration – MONTEREY PASTA COMPANY, under Registration No. 1,664,278, registered on November 12, 1991 with the U.S. Patent and Trademark Office (incorporated by reference from Exhibit 10.09 to the SB-2)

10.7

Trademark Registration – MONTEREY PASTA COMPANY, under Registration No. 1,943,602, registered on December 26, 1995 with the U.S. Patent and trademark Office (incorporated by reference from Exhibit 10.24 to the 1995 Form 10-K)

10.8

Trademark Registration – MONTEREY PASTA COMPANY and Design, under Registration No. 1,945,131, registered on January 2, 1996 with the U.S. Patent and trademark Office (incorporated by reference from Exhibit 10.25 to the 1995 Form 10-K)

10.9

Trademark Registration — MONTEREY PASTA COMPANY and Design, under Registration No. 1,951,624, registered on January 23, 1996 with the U.S. Patent and Trademark Office (incorporated by reference from Exhibit 10.26 to the 1995 Form 10-K)

10.10

Trademark Registration — MONTEREY PASTA COMPANY and Design, under Registration No. 1,953,489, registered on January 30, 1996 with the U.S. Patent and Trademark Office (incorporated by reference from Exhibit 10.27 to the 1995 Form 10-K)

10.11

Registration Rights Agreement dated as of June 15, 1995 with GFL Advantage Fund Limited, as amended on October 13 and 19, 1995, respectively (incorporated by reference from Exhibit 10.2 to the 1995 Q2 10-Q, and Exhibits 10.6 and 10.7 to the Company’s S-3 Registration Statement No. 33-96684, filed on December 12, 1995 (“1995 S-3”))

10.12*

The Company’s 401(k) Plan, established to be effective as of January 1, 1996, adopted by the Board of Directors on June 7, 1996  (incorporated by reference from Exhibit 10.44 to the Company’s Quarterly Report on Form 10-Q on August 13, 1996 (“1996 Q2 10-Q”))

10.13*

Directed Employee Benefit Trust Agreement dated June 17, 1996 between the Company and The Charles Schwab Trust Company, as Trustee of the Company’s 401(k) Plan (incorporated by reference from Exhibit 10.45 to the 1996 Q2 10-Q)

10.14

Security and Loan Agreement (Accounts Receivable and/or Inventory) dated July 24, 1997 between the Company and Imperial Bank (incorporated by reference from Exhibit 10.47 of the Company’s Pre-Effective Amendment No. 3 to Form S-3 filed on October 14, 1997 (“1997 Amendment No. 3 to Form S-3”))

10.15*

Agreement Regarding Employment, Trade Secrets, Inventions, and Competition dated May 26, 1997 with Mr. R. Lance Hewitt (incorporated by reference from Exhibit 10.48 of the 1997 Amendment No. 3 to Form S-3)

10.16*

Employment Agreement dated August 25, 1997 with Mr. Stephen L. Brinkman (incorporated by reference to Exhibit 10.49, in the Company’s September 28, 1997 Quarterly Report on Form 10-Q filed on November 10, 1997)

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
10.37

Asset Purchase Agreement dated as of December 8, 2001, by and among the Company and the shareholders of Elena’s Food Specialties, Inc. (incorporated by reference to Exhibit 10.37 filed with the Company’s 2001 Form 10-K)

10.38

Limited License for use of Nate’s brand dated as of December 8, 2001, by and among the Company and the shareholders of Elena’s Food Specialties, Inc. (incorporated by reference to Exhibit 10.38 filed with the Company’s 2001 Form 10-K)

10.39

Fifth Amendment to Credit Agreement between the Company and Imperial Bank dated August 2, 1999 (incorporated by reference to Exhibit 10.39 in the Company’s April 1, 2001 Quarterly Report on  Form 10-Q filed on May 7, 2001)

10.40

Lease Extension and Modification Agreement between the Company and Marco Warehouse d.b.a. Salinas Valley Public Warehouse dated September 1, 2001 (incorporated by reference to Exhibit 10.40 in the Company’s September 30, 2001 Quarterly Report on  Form 10-Q filed on November 7, 2001)

10.41

Royalty Agreement dated January 18, 2002 between Company and Toscana Foods, LLC for ravioli with unique rough chopped filling (incorporated by reference to Exhibit 10.41 in the Company's June 30, 2002 Quarterly Report on Form 10-Q filed on August 9, 2002)

99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350,as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350,as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*      Management contract or compensatory plan or arrangement covering executive officers or directors of the Company and its former subsidiary, Upscale Food Outlets, Inc.