Form 10-K
period 2002-12-29
MONTEREY PASTA CO
filed 2003-02-14
CIK 913032

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON DC  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2002

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

YES  ☒   NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

The approximate aggregate market value of the voting stock held by non-affiliates of the issuer as of February 13, 2003 was $32,886,968.  The number of shares outstanding of the issuer’s common stock as of February 14, 2003 was 14,202,865.

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

The Company currently produces and markets premium quality refrigerated gourmet pastas, soups, gnocchi, pasta sauces, stuffed pizzas and calzones, pierogies, salsas, dips, hummus, and polenta emphasizing superior flavors and innovative products.  It seeks to build brand recognition and customer loyalty by employing a marketing program that focuses on developing multiple points of sale for the Company’s products, and increasing consumer awareness of the Company’s offerings.  The Company markets and sells its products primarily through grocery and club stores.

The Company offers over 200 varieties of contemporary gourmet food products that are produced using the Company’s proprietary recipes.   Some examples of the Company’s products are listed under “Products” on pages four, five, and six.  In 2002, the Company introduced three new product lines; stuffed potato gnocchi with three flavors, a new line of premium sauces in plastic jars with several selections and Pezzo Grandi Chunky Stuffed Ravioli with three flavors initially.  Several extensions of existing lines were also marketed.  In addition, the Company purchased the operating assets of Emerald Valley Kitchen (“Emerald Valley”) of Eugene, Oregon, a producer of refrigerated organic salsas, dips, hummus and sauces.  The August 2002 acquisition marked the Company’s entrance into the rapidly growing organic food business and will be used as a platform for additional offerings in the future (see “Liquidity, Capital Resources, and Business Acquisitions” on page 14).

The Company sells its products through leading grocery store chains including Albertson’s, King Soopers, Safeway, Wal-Mart Supercenters, Fred Meyer, Kroger, Raley’s, Trader Joe’s, A&P, Publix, and QFC; and warehouse club stores including Costco Wholesale, Sam’s Club (a division of Wal-Mart), and BJ’s.  As of December 29, 2002, approximately 8,700 grocery and club stores offered Monterey Pasta’s products.

In 1998, the Company added a web site, www.montereypasta.com, to further support its brand by providing both consumer and investor information, and opened an on-line store offering Monterey Pasta products to those who do not have access to the Company’s offerings through traditional channels.  Shoppers can order items for delivery within two days.  In 1999, the Company expanded the site to offer other non-food items as well.  In 2000, the website was updated to improve its speed of access, ease of navigation and technical sophistication related to multi-media, and links to other websites.   Further “user friendly” improvements were made in 2001 and 2002.  The site provides a comprehensive insight into the Company’s profile, product offerings, financial strength, as well as consumer tips for those interested in gourmet food.

The success of the Company’s sales efforts will depend in large part on four key factors: (1) whether grocery and club store chains will continue to increase the number of their stores offering the Company’s products, (2) whether the Company can continue to increase the number of grocery and club store chains offering its products, 3) whether the Company can continue to introduce new products that meet consumer acceptance and 4) whether the Company can diversify into other complementary businesses and leverage its strengths to continue to grow revenues and profits at levels attractive to its investors.  Grocery and club store chains continually re-evaluate the products carried in their stores, and no assurances can be given that the chains currently offering the Company’s products will continue to do so in the future.

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

Industry Overview

The Company believes that the U.S. retail market for refrigerated pasta is large and highly fragmented.  Although refrigerated pasta products are not new, fresh pasta and pasta sauce were essentially created as a national specialty food category in 1986 when Nestle Fresh Foods Co., a division of Nestle S.A. (“Nestle”), introduced its Contadina® (now Buitoni®) brand of fresh pasta.  In 1990, Kraft General Foods, Inc., a division of Philip Morris (“Kraft”), unveiled its DiGiorno brand of fresh pasta nationally.

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

The market for refrigerated stuffed pizzas and calzones is made up of many small local producers, none of whom, to the Company’s knowledge, offer extended shelf life.  The Company also has one competitor (San Francisco Foods of San Leandro, CA) claiming a relatively short shelf life of approximately two weeks compared to the Company’s guarantee of 30 days, and offering competition with some of the Company’s current accounts.

The refrigerated soup market is comprised of many small local producers and two other more substantial competitors, StockPot® (owned by Campbell Soup Company), and Harry’s, an independent headquartered in Portland, Oregon.  The Company believes it benefited by the promotion of StockPot, which increased consumer awareness of the refrigerated soup category.

While the frozen pierogy market is dominated by one large producer with over 80% of the market, the refrigerated pierogy market is comprised of very small local producers who sell through delis and cannot claim extended shelf life.  To its knowledge, the Company possesses the only refrigerated extended shelf life pierogy with national distribution.

The polenta business is also highly fragmented and comprised of several regional competitors in retail chains with no club store presence.  The Company will continue to market under the Nate’s label, with the potential of also selling under its own brand name sometime in the future.  During 2001 the company began marketing an organic polenta, its first organic product.

The organic food business has been growing at a double-digit rate since the 1960s and has now reached over $7 billion in retail sales, according to Nutrition Business Journal.  New Federal standards, under the auspices of the United States Department of Food and Agriculture (“USDA”), were adopted for the industry in October 2002.  The purpose of the new standards was to provide a framework for organic content of product with the use of the USDA seal for those products meeting the “organic” definition (95% organic content), and set standards for product quality and food safety so as to improve the overall strength of the organic foods industry and protect the consumer.  Emerald Valley and other credible producers who meet the standards to be labeled USDA organic will be in an excellent position to participate in the future growth of the industry.  The Company believes that, while nearly all Emerald Valley products now qualify for the USDA designation, the remainder will qualify within the next twelve months.  The Company’s future organic offerings will be produced and formulated with the objective of qualifying for the USDA designation.

No assurance can be given that the market for refrigerated gourmet food products will expand further and that space will be made available at the store level to house refrigerated products.  Nor can there be any assurance that current trends in healthy gourmet eating, perception of many of the Company’s products as healthy gourmet eating alternatives, consumer demand for quick meal solutions, or consumer spending levels in the specialty food category will continue in the future.  Additionally, as the Company expands into different geographic regions, it may encounter different consumer perceptions, attitudes and behavior.  This may adversely impact the Company’s expansion strategy and cause it to incur greater expenses in the promotion of its products.

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

•                  Introduce new products on a timely basis to maintain customer interest and to respond to changing consumer tastes.  In order to maximize its margins, the Company will focus its efforts on those new products that can be manufactured and distributed out of its Salinas, California or Eugene, Oregon facilities, and will supplement its existing line of cut pasta, ravioli, tortelloni, tortellini, sauces, gnocchi, pizzas and calzones, borsellini, salsas, dips, hummus, polenta, and soups.

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

•                  Consider the acquisition of other compatible companies or product lines to expand retail distribution, or the range of product offerings, or to accomplish other synergies where the acquisition will create long-term stockholder value, and be accretive to earnings in the first year.

The Company will continue to direct its advertising and promotional activities to specific programs customized to suit its retail grocery and club store accounts.  These will include in-store demonstrations, coupon programs, temporary price reduction promotions, and other related activities. There can be no assurance that the Company will be able to increase its net revenues from grocery and club stores.  Because the Company will continue to make expenditures associated with the expansion of its business, the Company’s results of operations may be affected.

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

Products

The Company produces and markets a variety of gourmet refrigerated cut pasta, borsellini, ravioli, tortelloni, tortellini, soups, gnocchi, pasta sauces, stuffed pizzas, calzones, pierogies, salsas, dips, hummus, and polenta under the Monterey Pasta Company, Arthur’s, Emerald Valley Kitchen and Nate’s labels, as well as private labels.  Arthur’s is a mid-priced pasta and sauce label, which was acquired as part of the March 1999 acquisition of San Antonio Texas-based Frescala Foods, Inc. (“Frescala”).  The Emerald Valley Kitchen brand was acquired as part of the Emerald Valley acquisition in August 2002.  The Nate’s label was acquired in December 2000 (See “Liquidity, Capital Resources, and Business Acquisitions” on page 15).  Following is a representative list of the Company’s products with those sold under the Arthur’s, Emerald Valley Kitchen and Nate’s, and labels so noted:

Year Introduced or Acquired
Cut Pasta:
Garlic Basil Fettuccine	1989
Lemon Pepper Linguine (Arthur’s)	1999

Ravioli:
Lobster	1997
Artichoke & Cheese	1998
Spinach Ricotta	1998
Chicken Rosemary	1999
Four Cheese (Arthur’s)	1999
Light Garden Vegetable (Arthur’s)	1999
Pezzo Grandi Chunky Stuffed Ravioli
Atlantic Lobster	2002
Roasted Vegetables	2002
Chicken Prosciutto	2002
Tortelloni:
Rainbow Five Cheese	1998
Italian Sausage (Arthur’s)	1999

Tortellini:
Garlic Basil Cheese	1996
Tri-Color (Arthur’s)	1999
Cheese Tortellini	2001

Tortelloni Grandi:
Spinach and Cheese	1999
Italian Sausage	1999
Five Cheese and Rainbow Five Cheese	1999

Sauces:
Roasted Garlic Artichoke	1995
Basil Cream Sauce with Artichokes	1998
Garden Fresh Marinara	1999
Fresh Alfredo with Herbs	1999
Sun Dried Tomato Pesto (Arthur’s)	1999
Roasted Garlic Pesto (Arthur’s)	1999
Sun Dried Tomato Cream	1999
Sezchuan Stir Fry (Emerald Valley)	2002
Sesame Garlic Stir Fry (Emerald Valley)	2002

Italian Classics:
Florentine Marinara	2001
Cacciatore	2001
Sicilian Tomato with Pesto	2001

Premium Sauces in Jars:
Roasted Garlic Pesto	2002
All Natural Fresh Pesto	2002
Roma Tomato with Basil	2002

Year Introduced or Acquired
Soups:
Tuscan Minestrone	1999
Monterey Clam Chowder	1999
Autumn Classic Butternut Squash	1999

Gnocchi:
Potato Parmesan	1999

Stuffed Gnocchi:
Italian Four Cheeses	2002
Italian Sausage with Cheese	2002

Stuffed Pizzas:
Spicy Chicken with Sun-dried Tomatoes	2000
Italian Sausage and Pepperoni	2000
Pepperoni	2000

Calzones:
Spinach, Feta Cheese and Pesto with Red Onions	2000
Black Forest Ham and Swiss Cheese	2000
Meatball	2000
Italian Sausage, Pepper, and Onion	2000
Philly Cheese Steak	2001
Portobello Mushroom and Artichoke	2001
Florentine Chicken with Spinach and Cheese	2001

Pierogies:
Potato and Cheese	2000
Potato and Onion	2000

Polenta (Nate’s):
Original	2000
Sun Dried Tomato	2000
Italian Herb	2000

Borsellini:
Grilled Chicken with Cheese and Dijon	2001
Feta Cheese with Spinach	2001
Aged Italian Cheeses	2001

Salsas (Emerald Valley):
Green Salsa with Organic Tomatillos	2002
Organic Fiesta Salsa	2002
Red Salsa with Organic Tomatoes	2002

Dips (Emerald Valley):
Organic 3 Bean	2002
Organic Savory Black Bean	2002

Hummus (Emerald Valley):
Organic Garbanzo Bean	2002
Organic Sun Dried Tomato	2002
Organic Greek Olive and Roasted Garlic	2002

The Company is committed to diversifying its offerings with innovative new product line extensions, complementary products, and other gourmet product lines.  The Company’s product development team and product development consultants focus on creating new products that innovatively blend complementary tastes, food textures and ingredients while strictly adhering to the Company’s emphasis on freshness, healthfulness and quality.  As new products are introduced, selected items will be discontinued to help ensure that the product line is focused on consumer demand, to maximize the Company’s return on its shelf space in grocery and club stores, and to respond to changing trends and consumer preferences.

The Company’s refrigerated products are packaged predominantly in clear lightweight containers, which reveal the fresh appearance of its products.  Monterey Pasta presents its products with a colorful logo, distinctive packaging styles, ingredient information and cooking instructions to communicate the gourmet, fresh and healthful qualities of its products.  Its pizza, borsellini, and sauce products feature new packaging to maximize shelf impact and generate increased consumer interest in the products, with increased emphasis on food photography.  The Company will continue to emphasize innovative packaging and labeling techniques to maximize appeal on the shelf.

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

Production

The Company currently produces its products in a 43,680 square foot Monterey County, California facility.  In  2003 it will also be producing products at a new 41,318 square foot facility (8,000 square feet will be used for production initially), which is adjacent to its 19,845 square foot refrigerated distribution center.   These facilities, along with 25,978 square feet of ambient storage, and 2,070 square feet of office space on the same premises (a total of 89,211 square feet), are located approximately three miles from its principal production facility.  In addition, it produces organic salsas, dips, and hummus at its 19,000 square foot organically certified facility in Eugene, Oregon, which was integrated into the business as part of the Emerald Valley acquisition. Organic grilling sauces are produced at an organically certified co-packer in Forest Grove, Oregon.  The California facilities are strategically located in one of the largest produce-growing regions in the United States and are near several major vendors and food service distributors.  Both California facilities are certified by the United States Department of Agriculture (USDA) and utilize state of the art thermal processing, chilling and packaging processes.  There are approximately 310 employees working at its headquarters facility or at outside sales locations.  Approximately 19 people are employed at the distribution center, including shipping personnel, customer service and traffic personnel, and the logistics manager.  The Company expects to add approximately 40 production and sanitation employees at its new California production facility, while 18 were added in Oregon as part of the Emerald Valley acquisition (see “Employees” on page 9).

Refrigerated pasta is manufactured at the California facility using high quality ingredients such as Extra Fancy Durham wheat, whole eggs or egg whites, fresh herbs and IQF (Individually Quick Frozen) herbs and spices, and local cheeses and milk products.  The ingredients are mixed in accordance with the Company’s proprietary recipes.  After filling with fresh and unusual ingredients such as snow crab, spinach and feta cheese, lobster, and Vermont cheddar cheese, the pasta products receive a prescribed thermal process (pasteurization) to insure product safety and to preserve flavor, quality and shelf life.  The products are then chilled immediately and packaged in controlled atmosphere trays.  Pasta sauces are mixed and processed in individual batches in accordance with the Company’s proprietary processes and recipes and then directly packed and sealed in plastic containers.  Pizza and calzone products are baked in continuous process ovens before being chilled, packed, and sealed using the same process as is used for pasta products.  After preparation, processing, chilling and packaging, all pasta, baked products, and sauces are kept in cold storage to preserve quality and shelf life.

The Company continuously reviews a variety of capital projects for the production department and in the past three years has spent approximately $10.7 million on capital improvements. These included three pasta lines, two packaging lines, capacity for chunky ravioli, a new jar sauce filling line, two clean rooms, increased sauce capacity and efficiency, a pizza/calzone line, and boiler and utility upgrades to accommodate capacity increases. The 2000 additions created a 100% increase in sauce capacity, a 200% increase in filling and mixing capacity, and a 25% increase in packline capacity compared with 1999 levels.  Significant 2001 expenditures included $1.2 million to double the capacity of the pizza/calzone line and improve the overall process, an improved sauce labeling machine, two machines and dies to produce borsellini, and an upgraded ingredients blending area.  The new production facility, which will be utilized during 2003, added approximately 30 percent of additional pasta manufacturing capacity at a cost, including leasehold improvements, of approximately $2.1 million.  Future additions of assets will be evaluated for increased efficiency, flexibility and capacity needs.

Raw Materials

The Company purchases its raw materials from vendors throughout the United States and the world, although over 90% by dollar volume come from domestic sources, and over 50% of the domestic ingredients come from California.   Vendor selection is based on ability to meet specifications and pricing, in that order.  Because the ingredients are agricultural products the Company uses a combination of contracts, all of which are one year or less in duration, as well as open market purchases to minimize the pricing risks and uncertainty of supply.

The most important ingredients used are dairy-based ingredients, flour, spinach, basil, and spices.  Management is unaware of any current restrictions or other factors that would have a material adverse effect on the availability of these raw materials.  The Company’s purchasing policies are designed to provide more than one credible source for all ingredients.

Distribution

The Company’s success depends upon an effective system of distribution for its products.   In Northern California, the Company maintains four direct store delivery (“DSD”) routes to deliver its products to approximately 140 stores. The Company also delivers product directly to warehouses for several Northern California chains.  To distribute its products to other customers and parts of the country (over 90% of its business), the Company uses common carriers.  The dependence on other companies for delivery of its products poses a risk to the Company.  While the common carrier method of delivery has been reliable and available at acceptable rates thus far, there can be no assurance that the Company will continue to be able to negotiate acceptable freight rates in the future and that delivery will not be disrupted for reasons including, but not limited to, adverse weather, natural disasters or labor disputes in the trucking industry.

Grocery Chain and Club Store Sales

Monterey Pasta sells its products to chain grocery and club stores with approximate number of stores listed below:

	Number of Stores Carrying Monterey Pasta Products
	2000	2001	2002
Retail Grocery Stores	5,330	5,640	7,780
Club Stores	670	780	920
Total	6,000	6,420	8,700

For the years 2000, 2001, and 2002 Costco accounted for 50%, 48%, and 43% of total net revenues, while Sam’s Club stores, including Wal-Mart Supercenters, accounted for 30%, 31% and 31% of revenues for the same years.  The Company currently sells its products to eight separate Costco regions which make purchasing decisions independently of one another.  These regions re-evaluate, on a regular basis, the products carried in their stores.  There can be no assurance that these Costco regions will continue to offer Monterey Pasta products in the future or continue to allocate Monterey Pasta the same amount of shelf space.  The Company currently supplies its products to approximately 450 Sam’s Club stores, which feature expanded delis, and approximately 1,100 Wal-Mart Supercenters.  Purchasing decisions for these affiliates are made at the company headquarters with input from the store level.  While the Company is in the sixth year of its relationship with Sam’s, there can be no assurance that Sam’s Club stores will continue to carry its products or allocate Monterey Pasta the same amount of shelf space.  The Company obtained the Wal-Mart Supercenter business during 2002, so the relationship is relatively new. The loss of either Costco or Sam’s could materially adversely affect the Company’s business operations.

In 2002, the average grocery store carried 12 individual Monterey Pasta products, or Stock Keeping Units  (“SKUs”), and the average club store carried 11 SKUs.

During the past twelve months less than 3.5% of sales were to foreign customers, with Canada and Mexico accounting for over 95% of those sales, and the remainder going to Asia Pacific.  On the following page is a table depicting sales by country of origin for the last three fiscal years:

(000’s $)	Sales by Foreign Country

	2000	2001	2002
Canada	256	896	1,032
Mexico	—	527	768
Taiwan	—	85	59
Japan	—	16	7
Singapore	—	20	—
Total	256	1,544	1,866

Marketing

The Company’s marketing strategy is to create brand awareness by communicating to the consumer that Monterey Pasta Company provides a gourmet quality nutritious line of products and to promote repeat business by reinforcing positive experiences with the Company’s products.  The Company’s approach includes the introduction of new products on a timely basis to maintain customer interest and to respond to changing consumer tastes.  Additionally, the Company will continue to expand its sales into those geographic regions that will best support the purchase of the Company’s upscale premium grade products.

Competition

The Company’s business is subject to significant competition.  The fresh pasta and pasta sauce industry is highly competitive and is dominated by two very large multinational companies, Nestle, with its Contadina® and Buitoni® brands, and Kraft, with its DiGiorno® brand.   There are also a number of smaller regional competitors, such as Mallards® (owned by Michael Angelo’s), Olivieri® (owned by Maple Leaf Foods of Toronto, Ontario Canada) and Trios®, (owned by ConAgra) which focuses mostly on the food service trade.  Multinational competitors have significantly more brand name recognition, marketing personnel, and cash resources than the Company.  Moreover, competition for shelf space in grocery stores is intense and poses great difficulty for smaller food companies.

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

The Company has developed several products for which there is no material competition currently in the refrigerated sector including borsellini, gnocchi, stuffed gnocchi, and pierogies.  It will continue to try to produce distinctive products, which fill specific niches where there is little or no national competition.

Competitive factors in the refrigerated food market include brand awareness, product quality and taste, perceived healthfulness, price and availability of grocery and club store shelf space. The Company’s suggested retail prices are slightly higher than its competitors’ prices for many of its items to emphasize the premium quality of its product line.  The Company believes the excellent quality, taste and perceived healthfulness of its products are superior to that of its competitors, although its brand name recognition and access to grocery shelf space is significantly less than some of its competitors.  The Company also believes that the quality of its products and the variety of its product lines provide a competitive advantage over many companies which market more traditional products.

Management

Information relating to directors and executive officers of the Company is set forth in Part III of this report.

Management Information Systems

The Company purchased a new integrated management information system in 1996 with the objective to implement an electronic link between the Company’s sales operations, production facilities and the corporate offices.  The Expandable MRP system (“Expandable”) is central to the Company’s efforts to automate, centralize and streamline many of the Company’s key functions including accounting and finance, human resources, and production and inventory control.  During the fall of 1998, the Company successfully installed a new version of Expandable to ensure compliance with year 2000 needs.  All other systems were successfully updated to comply with year 2000 needs during 1999.  The Company installed a new Windows® version of Expandable in the second quarter of 2002.  Improvements will also be made in 2003 to its client server system to augment redundancy and increase capacity.

Government Regulation

The Company is subject to the regulations of the U.S. Food and Drug Administration (“FDA”), the U.S. Department of Agriculture (“USDA”), and state, local and organic industry regulations relating to cleanliness, maintenance of food production equipment, food storage, cooking and cooling temperatures, food handling, and organic ingredient content of products, and is subject to unannounced on-site inspections of production facilities.  Regulations in new markets, new regulations in existing markets, and future changes in existing regulations may adversely impact the Company by raising the cost of production and delivery of its products and/or by affecting the perceived healthfulness of the Company’s products.  A failure to comply with one or more regulatory requirements could result in a variety of sanctions, including fines and the withdrawal of the Company’s products from store shelves.  The Company is not aware of any currently existing facts or circumstances that it is not addressing which would cause it to fail to comply with any of the regulations to which it is currently subject.

Employees

As of December 29, 2002, the Company employed a total of approximately 347 persons at all locations, including 48 administrative personnel, 9 sales personnel, 6 drivers, and 284 distribution and production personnel.  None of the Company’s employees are represented by a labor union and the Company believes its relations with its employees are good.

Trademarks and Service Marks

The Company has registered the “Monterey Pasta Company” name and “postage stamp” logo design with the United States Patent and Trademark Office.  There can be no assurance that competitors will not adopt similar names or logo designs outside the protection of the Company’s trademark registration. In March of 1999, the Company acquired the right to use the “Arthur’s” label with its acquisition of the Frescala Foods, Inc. business.  In December 2000, it acquired the right to use the “Nate’s” label through its acquisition of the Nate’s polenta business (See “Liquidity, Capital Resources, and Business Acquisitions,” page 13). In January 2001 the Company applied for registration with the United States Patent and Trademark Office for the “Borsellini” trademark name currently used for its filled pasta of the same name.  Additionally, In November 2001, the United States Patent and Trademark Office approved the “Homestyle-Fresh” trademark currently used in its soup line.  During 2002 the Company acquired the rights to two unregistered trademarks, Isabella’s Kitchen, and Emerald Valley Kitchen as part of acquisitions of businesses of the same names.

ITEM 2.                  PROPERTIES

During the first quarter of 2002, the Company leased an additional 41,318 square feet of space at its offsite distribution complex to accommodate plant expansion and to provide for future growth.  The added space has been only partially developed with two new production lines to be used in the first quarter of 2003, thereby leaving the space and flexibility for future expansion.  The Company now leases approximately 133,000 square feet in Salinas, California, comprised of 43,680 at its headquarters facility and 89,211 at its distribution facility three miles from its headquarters. The headquarters facility is dedicated to manufacturing operations, offices and its test kitchen.  The distribution complex is comprised of 19,845 feet of refrigerated cold storage, 2,070 of office space, 25,978 of ambient storage, and the new lease (41,318 sq. ft.), which will be dedicated to production space and storage, with approximately 8,000 square feet initially earmarked for production space. The current production facilities/headquarters lease expires in October 2004 with two ten-year options for renewal.  The lease for the distribution center and adjacent production and storage facilities expires in June 2007 with two five-year renewal options.

On January 2, 2003 the Company entered into a three-year lease for an additional 1,190 square feet of office space next door to its headquarters facility in Salinas, California.  The lease commences March 1, 2003 and expires February 28, 2006.

The Company acquired a lease for the 19,000 square foot production facility and offices as part of its acquisition of Emerald Valley.  The lease expires December 31, 2007, with three five-year renewal options.

Management feels that its facilities are adequate to support sales growth for at least 24 months unless an acquisition is made.  After that time production and office space could be expanded at its distribution complex or additional space could be leased in California to support its Salinas operations or in Eugene, Oregon to support its Oregon operations.

ITEM 3.                  LEGAL PROCEEDINGS

On February 2, 2000, the United States District Court for the District of Delaware denied a motion to dismiss a lawsuit against Clearwater Fund IV, Ltd. and Clearwater Fund IV, LLC, stockholders of the Company, (collectively, “Clearwater”), Mark Levy v. Clearwater Fund IV, Ltd. and Clearwater Fund IV, LLC and Monterey Pasta Company, United States District Court for the District of Delaware, Case No. 99-004-SLR.  The lawsuit alleged a violation of Section 16(b) of the Securities Exchange Act of 1934, as amended, in connection with alleged purchases and sales of the Company’s stock within a six-month period.  The Company was named as a nominal defendant in the lawsuit. The Plaintiff sought the return of approximately $1,064,000 in alleged profit and Clearwater contested the claim.  During the week of July 10, 2000, the parties signed a settlement agreement whereby Clearwater agreed to pay $700,000 to the Company in settlement of the claim asserted by the plaintiff.  Plaintiff’s counsel applied to the court for attorney’s fees and expenses of approximately $230,000 from the settlement.  As part of the settlement, Clearwater and the Company exchanged mutual releases.  The settlement was approved by the Board of Directors of the Company.

On October 27, 2000 the Company received a check in the amount of $472,406 including the settlement amount of $470,000, and interest of $2,406.  The stockholders’ equity account was increased to reflect the disgorged profit settlement amount, net of the related $180,000 tax effect and attorney’s fees of $18,000.

On February 14, 2003, the Company became aware that a press release had been issued by the law firm of Bull & Lifshitz, LLP.  The press release stated that a securities class action lawsuit had been filed against the Company in the United States Court for the Northern District of California on behalf of purchasers of the Company’s common stock between the period July 11, 2002 and December 16, 2002, inclusive ( the “class period”).  The press release stated that the complaint alleges that the defendant violated sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 promulgated thereunder by allegedly issuing a series of materially misleading statements to the market during the class period, thereby artificially inflating the price of the Company’s stock, and that plaintiff, who is not identified in the press release, seeks to recover damages on behalf of all acquirers of the Company’s stock during the class period.  The Company has not been served with, nor seen the complaint as of the time of this filing.

There are no other material pending legal proceedings, other than ordinary, routine litigation incidental to the Company’s business, to which the Company is a party or to which any of its property is subject.

ITEM 4.                  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to vote during the fourth quarter of 2002.

PART II

ITEM 5.     MARKET FOR THE REGISTRANT’S COMMON EQUITY AND
RELATED STOCKHOLDER MATTERS

Price Range of Common Stock

The Company went public on December 7, 1993 at a price to the public of $6.00 per share.  Since that date, the Company’s Common Stock has traded on the NASDAQ National Market System under the symbol “PSTA.”  The table on the following page sets forth in decimals for the period indicated, the high and low sales prices of shares of the Common Stock on the NASDAQ National Market System.

	High	Low
Fiscal year 2001:
First quarter	$7.0625	$4.6875
Second quarter	8.2000	5.6250
Third quarter	7.9700	5.0500
Fourth quarter	7.5000	5.1000

Fiscal year 2002:
First quarter	$9.0000	$6.5000
Second quarter	10.4200	7.7500
Third quarter	9.4400	4.2500
Fourth quarter	7.2800	3.6500

As of February 11, 2003, there were 230 stockholders of record of the Common Stock and approximately 4,600 investors with shares in street name.

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

ITEM 6.                  SELECTED FINANCIAL DATA

The table on the following page sets forth consolidated financial data for the Company.  These data should be read in conjunction with the consolidated financial statements and related notes included elsewhere in Form 10-K.

	Years Ended
	1998	1999	2000	2001	2002
	(dollar amounts in thousands except per share data)
Consolidated Statements of Income Data:
Net revenues	$24,348	$34,898	$46,090	$56,987	$61,679
Net income	$2,037	$7,027	$6,141	$4,429	$9,491
Basic net income per common share	$0.16	$0.55	$0.46	$0.33	$0.68
Diluted income per common share	$0.16	$0.54	$0.44	$0.31	$0.65

Weighted average basic shares outstanding	12,979,055	12,711,801	13,222,062	13,491,177	14,039,902
Weighted average diluted shares outstanding	12,979,055	13,074,776	13,835,384	14,254,248	14,664,762

Consolidated Balance Sheet Data:
Working capital	$1,601	$4,128	$9,799	$14,934	$16,880
Total assets	$10,835	$18,666	$25,189	$31,596	$43,799
Total debt and capital lease obligations	$2,277	$761	$73	$49	$17
Stockholders’ equity	$6,709	$14,610	$21,663	$27,981	$38,941

Comparability of net revenues and income from continuing operations over the past five years has been affected by the acquisition of Frescala in 1999, Nate’s in 2000 and Emerald Valley in 2002.  In addition, comparability of net income numbers has been significantly affected by the Company’s tax position as influenced by the release of reserves against deferred tax assets relating to Net Operating Loss carryforwards (“NOLs”), which occurred in 1998, 1999, 2000, and 2002.  The following proforma net income results were developed by utilizing an assumed tax rate of 40% for each year:

	Years Ended
	1998	1999	2000	2001	2002
Proforma:
Net income (as reported)	$2,037	$7,027	$6,141	$4,429	$9,491
Addback: income tax (benefit)/expense (as reported)	31	(3,261)	(109)	2,936	(2,838)
Proforma net income before taxes	2,068	3,766	6,032	7,365	6,653
Less: proforma income tax (benefit/expense) at 40%*	(827)	(1,506)	(2,413)	(2,946)	(2,661)
Proforma net income	$1,241	$2,260	$3,619	$4,419	$3,992
Basic net income per common share	$0.10	$0.18	$0.27	$0.33	$0.28
Diluted income per common share	$0.10	$0.17	$0.26	$0.31	$0.27

Weighted average basic shares outstanding	12,979,055	12,711,801	13,222,062	13,491,177	14,039,902
Weighted average diluted shares outstanding	12,979,055	13,074,776	13,835,384	14,254,248	14,664,762

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

The Company’s product distribution to grocery and club stores increased from approximately 25 stores as of December 1989, to approximately 8,700 stores by December 29, 2002.   During 1994, 1995 and 1996, significant costs were incurred to promote the rapid expansion that occurred, including product demonstration, advertising, warehousing, and distribution costs and the hiring of additional personnel.  In 1997, the focus was changed to developing a profitable distribution base.  Hence, the reduction in store totals, and the return to profitability.  During 1998 through 2002, the Company added profitable retail and club distribution including approximately 410 additional club stores, 550 retail stores as part of the March, 1999 Frescala Foods acquisition, several new retail chains, additional stores in existing chains, and added stores as part of the Nate’s and Emerald Valley acquisitions comprising approximately 4,300 stores.

The success of the Company’s efforts to increase revenue will depend on five key factors: (1) whether grocery and club store chains will continue to increase the number of their stores offering the Company’s products, (2) whether the Company can continue to increase the number of grocery and club store chains offering its products, (3) continued introduction of new products that meet consumer acceptance and 4) whether the Company can diversify into other complementary businesses through new product offerings or acquisitions and leverage its strengths to continue to grow revenues at levels attractive to its investors..  Grocery and club store chains continually re-evaluate the products carried in their stores, and no assurances can be given that the chains currently offering the Company’s products will continue to do so in the future or that such chains will not reduce the number of stores carrying the Company’s products.

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

Operations for 2000, 2001 and 2002

In 2001, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) adopted Issue 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products.” This Issue required reclassification of certain expenses which were formerly classified selling expense as reductions in sales (see “Recently Issued Accounting Standards page 21 for a complete analysis of pre and post EITF 01-09 net revenue and sales and selling, general and Adminstrative “SG&A” accounting).  Post EITF 01-09 net revenues were $46,090,000, $56,987,000 and 61,679,000 for 2000, 2001 and 2002, respectively, reflecting an annual increase in sales of 24% for 2001, when compared to 2000, and an 8% increase for 2002 when compared to 2001. The 2001 and 2002 increases resulted from same store sales growth, increased store numbers from approximately 4,500 at the end of 2000 to approximately 6,400 individual grocery and club stores by year-end of 2001, and approximately 8,700 at year-end 2002. The acquisition of Emerald Valley Kitchen in late August 2002 contributed approximately

2% of the overall 2002 sales growth of 8% from its eighteen weeks of sales through 2002 fiscal year end. The 2002 sales level represents a compound annual average growth since 1999, when sales were $36,902,000, of over 20%.

Gross margin for 2000, 2001, and 2002 based on post EITF 01-09 sales accounting was 36.0%, 36.0% and 36.1%, respectively.  The slight increase in 2002 was due to lower ingredients prices, especially dairy ingredients.

Post EITF 01-09 SG&A increased to $15,654,000, up $2,372,000 or 18% from $13,282,000 in 2001, which had increased $2,787,000 or 26% from 2000.  In addition to variable selling expense increases associated with the 8% sales growth, the 2002 increase resulted from approximately $650,000 in one-time expenses associated with a union organizing effort, which was overwhelmingly defeated by a vote of Company employees, and the successful search for a new President.  The 2002 numbers also included SG&A expenses of $307,000 added with the acquisition of Emerald Valley for the eighteen week period following acquisition.  The 2002 increase also reflected an increased investment in marketing expenditures, most notably product demonstrations, without a commensurate increase in sales volume.  Management is examining the level of product demonstration expenses to determine the most cost-effective level relative to sales revenue.  SG&A expense was 25.8%, 26.2%, and 28.0% in 2000, 2001, and 2002, respectively.  Additional expenses in future periods, mainly in the sales and marketing area, will be directly associated with increased levels of sales.

Depreciation and amortization expense, included in cost of sales and SG&A (approximately 85% is in cost of sales), increased to $1,721,000, or 3% of net revenues in 2002, compared to $1,661,000 or 3% of net revenues in 2001, and $1,394,000 or 3% in 2000.  The increases over the past two years relate primarily to capital expenditures in the Salinas, California production facility and the addition of the Nate’s Polenta, and Emerald Valley kitchen businesses.  (See “Liquidity, Capital Resources and Business Acquisitions”, page 15). The Company anticipates further increase in depreciation expense in future periods as additional equipment is purchased and placed in service.  However, because of the changes associated with Statement of Financial Accounting Standards 142 (see “New Accounting Pronouncements” on page 41, and “Recently issued Accounting Standards” on page 21), amortization of existing intangibles on the books in 2001 declined from $218,000 in 2001 to $47,000 in 2002.

Net interest income of $110,000 was recognized in 2002 compared to income of $108,000 in 2001 and $40,000 of interest expense in 2000.  The 2002 and 2001 interest income was generated from investment in short-term money funds from operating cash flow in the absence of bank debt.   At year-end 2002, the Company had no bank debt and the net interest income for the year included $5,000 of interest expense from financing leases.  (See “Consolidated Balance Sheets” page 33).

Income tax benefit (expense) for 2000, 2001, and 2002 was $109,100, ($2,936,000) and $2,838,000, respectively.  The 2000 benefit resulted primarily from the utilization of certain tax credits including California Manufacturer’s Tax Credit, combined with the release of reserves against deferred tax assets relating to prior net operating losses (“NOLs”).   The 2001 expense resulted from a more normalized tax rate, since NOLs utilized in 2001 were not reserved.  Thus, during 2001, deferred tax assets were utilized to offset State and Federal income tax with only $231,000 in cash taxes paid.  During 2002, another $5,196,000 of the remaining reserves against deferred tax assets were released and offset against income tax since, after a comprehensive study of the nature of the NOLs and their likelihood of being utilized, management concluded that it was more likely than not that they would be utilized.  This benefit, together with permanent differences and other current tax effects, resulted in a net income tax benefit of $2,838,000 for 2002.  Utilization of these NOLS and other deferred tax assets offset substantially all of the cash federal income taxes otherwise payable for 2002.  As of December 29, 2002, remaining net deferred tax assets on the balance sheet available to offset future taxes are $4,068,000 short term and $765,000 long term.  Additionally, in all three years, we realized additional tax benefits as a result of the exercise of non-qualified stock options and the exercise and subsequent sale of certain incentive stock options (“disqualifying dispositions”). For financial reporting purposes, any resulting reduction in actual income tax obligations as a result of these disqualifying dispositions is credited to additional paid-in capital (See “Liquidity, Capital Resources and Business Acquisition: Deferred Tax Assets” on page 15, and Note 8 to the consolidated financial statements on pages 46-47).

The change in treatment of the deferred tax valuation allowances made it difficult to compare after tax results for the last three fiscal years.  Applying the same assumed level of taxation for all three years of 40% yields the following proforma results:

	Twelve months ended
	December 31, 2000	December 30, 2001	December 29, 2002

Net income (as reported)

$

6,141,000

$

4,429,000

$

9,491,000

Addback: income tax (benefit)/expense as reported

(109,000

)

2,936,000

(2,838,000

)

Proforma net income before taxes

$

6,032,000

$

7,365,000

$

6,653,000

Less: Proforma income tax (benefit/expense) at 40.0%*

(2,413,000

)

(2,946,000

)

(2,661,000

)

Proforma net income

$

3,619,000

$

4,419,000

$

3,992,000

Basic income /sh.	$0.27	$0.33	$0.28

Diluted income/sh.

$

0.26

$

0.31

$

0.27

*Estimated normalized tax rate

Liquidity, Capital Resources, and Business Acquisitions

During the twelve months ended December 29, 2002, $9,494,000 of cash was provided by the Company’s operations, compared to $7,416,000 provided in 2001.  The increase in 2002 net income of $5,062,000 was offset by a $5,442,000 increase in deferred tax assets, leaving a net decrease of $380,000 attributable to profit performance associated with operations.  The Company paid only $228,000 in cash taxes for year 2001 and had a cash credit of $120,000 in 2002, due primarily to utilization of NOLs as discussed above.  A change in working capital components contributed $.7 million in cash during 2002, largely a result of the $1.3 million increase in accounts payable and accrued liabilities offset by increase in accounts receivable, inventory and prepaids of $.6 million.  The 2002 improvement in cash flow from operations followed a $1.4 million improvement of 2001 over 2000, most of which was contributed by an increased net cash income, partially offset by a net increase in working capital components.

The Company currently has a credit facility, which was renegotiated in August, 2001 for $10.0 million in aggregate borrowings which has been unused since September 2000, and has a zero balance outstanding at December 29, 2002 (See Note 4 to the financial statements).  The $1.5 million working capital portion of the facility is priced at either prime rate or LIBOR, plus 185 basis points for a debt/tangible net worth ratio of .50:1, with LIBOR premiums increasing in 25 basis point increments based on increased debt/tangible net worth increments of .25:1.  The working capital commitment expires October 31, 2003.  The $8.5 million non-revolving term portion of the facility pricing is at either prime rate or LIBOR plus premiums for the same debt/tangible net worth ratios beginning at 200 basis points over LIBOR and increasing 25 basis points for successive debt/tangible net worth increments.  The term loan facility is subject to annual review if unused.  If used, it converts to an 84-month term loan. This access to capital provides us with flexible working capital, which occasionally may be needed in the normal course of business, and the opportunity to grow our business through acquisitions or develop our existing infrastructure through capital investment.  A Letter of Credit in the amount of $500,000 was negotiated during January 2003 in favor of an insurance company to support a deductible worker’s compensation program initiated by the Company on January 1, 2003.

In addition to operating cash flows, the Company also received cash proceeds of $168,000, $989,000, and $985,000 from the exercise of employee stock options and sales of stock under the Company’s stock purchase Plan during 2000, 2001, and 2002, respectively. During 2000 the Company also received cash proceeds of $261,000 from the exercise of warrants issued as part of a 1997 private placement.

The cash from operations in 2002, combined with the cash proceeds from stock sales and option exercises and accumulated cash balances, was used principally to fund $4.8 million of plant expansion and improvement projects, and to fund the $5,744,000 in cash paid for the acquisition of the operating assets and inventory of Emerald Valley, and acquisition related costs of $188,000.

The Company invested $4.8 million in capital assets in 2002.  Major projects included approximately $2.1 million for a plant expansion at its distribution center.  Other significant projects included a new jar line for sauce packing, a new chunky ravioli line, a new pasta packing line and labeler, a spiral chiller, and an electrical upgrade improved packaging equipment.  Many other smaller projects were completed to support growth, improve processes, support administrative systems, or assist in compliance issues.

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

A total of $500,000 in cash was used in 2000 in connection with the Nate’s polenta acquisition, including costs associated with the transaction.  In addition, $4,308,000 in cash was used to purchase equipment and leasehold improvements in 2000. Approximately $2.2 million of the 2000 capital expenditures were part of a $3.5 million capital plan approved by the Company’s Board of Directors in October 1999 for the period of October 1999 through December 2000.  The Company made additional capital expenditures in 2000 of approximately $1.5 million to expand production capability, improve packaging efficiency and maintain quality and upgrade utilities including boiler capacity and waste water treatment, as well as another $.6 million for a stuffed pizza/calzone line.

The Company anticipates capital expenditures in 2003 to be approximately $2.9 million.  All future capital expenditures are expected to be funded with a combination of cash flow from operations and use of the Company’s credit facility.

Business Acquisitions

On March 12, 1999, the Company purchased the operating assets and inventory of Frescala Foods, Inc. (“Frescala”), a San Antonio, Texas based fresh pasta and sauce producer with an emphasis on private label production. The Company benefited in two ways from this acquisition: 1) it acquired several signature grocery chains in which it had no previous presence, and 2) it was able to improve profitability through the closure of the San Antonio facility, thereby eliminating the fixed overhead layer associated with running the facility.  The consideration to the Frescala shareholders consisted of $1,345,000 in cash plus fully vested options to purchase 300,000 shares of the Company’s common stock.  The options had an approximate fair market value of $145,000, an exercise price of $2.33 per share, and a three-year expiration.  Additionally, Frescala owners received an earn-out of $97,000 as of October 31, 1999 based upon Frescala sales above a predetermined level.  Funding for the transaction came from a new $750,000 two-year term loan, since repaid, use of existing accounts receivable and inventory line, and cash flow from operations.

The total consideration for Frescala of $1,587,000 plus related acquisition costs of $73,000 was allocated to identifiable fixed assets totaling $200,000 and inventories of $217,000.  The balance of $1,243,000, which includes trademarks and recipes not specifically quantifiable, was classified as goodwill.

On December 8, 2000, the Company purchased the Nate’s polenta business of South San Francisco, California for a total consideration of $469,000, plus related acquisition costs of $31,000.  Approximately $19,000 was allocated to inventory.  The remaining $481,000 was classified as goodwill.  Funding for the Nate’s purchase came from existing bank balances.   The Nate’s acquisition provided the Company another gourmet niche item to complement its product lines and added approximately 700 stores which the Company did not formerly serve.

On August 23, 2002, the Company purchased the operating assets and inventory of Emerald Valley Kitchen, Inc. a Eugene, Oregon based producer of organic fresh salsas, dips, hummus, and sauces with over 90% retail chain distribution. The Company considered this purchase an opportunity to enter the rapidly growing organic food market.  The consideration to the sellers consisted of $5,744,000 in cash.  Additionally, the Emerald Valley owners are eligible to receive an earn-out based upon Emerald Valley Earnings before Interest, Taxes, Depreciation, and Amortization (“EBITDA”) above predetermined levels starting at $979,000 for the first five years after the acquisition date.  The earn-out will be calculated annually at the end of successive twelve-month periods following acquisition.  Funding for the transaction came from existing cash balances.

The total consideration of $5,744,000, plus related acquisition costs of $188,000, was allocated to identifiable property and equipment totaling $120,000 and inventories of $299,000.  The balance of $5,513,000 was allocated to trademark ($600,000), recipes ($60,000), customer lists ($1,500,000), and goodwill ($3,353,000).  The trademark, which has been included in intangible assets, will continue to be used for an indefinite period.  Therefore, this asset balance will not be amortized on a monthly basis, but will be tested for impairment annually in keeping with SFAS 142.  Recipes will be amortized over a three-year life. Customer list will be amortized over a ten-year life.

The following unaudited proforma financial data present the combined results of operations of Monterey Pasta Company and Emerald Valley as if the purchase had occurred December 31, 2001.  The proforma information gives effect to certain adjustments, including eliminating the amortization of goodwill for 2001, which was expensed prior to the adoption of “Recently Issued Accounting Standards” on page 21.  This proforma summary does not necessarily reflect the results of operations, as they would have been if Monterey Pasta Company and Emerald Valley had constituted a single entity during such periods, and is not necessarily indicative of results that may be obtained in the future.

	Twelve months ended
	December 30, 2001	December 29, 2002
Proforma:
Net Sales	$60,811	$64,350
Net Income	$4,926	$9,968

Basic income per share	$0.38	$0.71
Diluted Income per share	$0.36	$0.68

Management believes that cash on hand of $6.8 million at December 29, 2002, as well as projected 2003 cash flows from operations, and availability under our Credit Facility, is sufficient to fund our working capital needs, anticipated capital expenditures, and any acquisitions the Company may enter into for 2003. We currently invest our cash on hand in highly liquid short-term investments yielding approximately 2% interest.

Deferred Tax Assets

Due to the prior history of losses, a 100% valuation allowance against deferred tax assets was provided in 1998 and earlier years, as we could not determine that it was more likely than not that we could use them. As of December 26, 1999, however, we had experienced three consecutive years of increasingly profitable operations.  Accordingly, we reversed a portion of the valuation allowance totaling $3,430,000 at year-end 1999, since we believed it was more likely than not that at least this portion of deferred tax assets would be realized.  Additional reserves totaling $2.4 million were reversed in 2000, as operations remained profitable.

During 2002, we completed a comprehensive study of the nature of certain net operating losses (NOLs) arising in connection with our previously owned subsidiary Upscale Food Outlets, Inc. (UFO) and their likelihood of their being utilized.   We concluded that it was more likely than not that they would be utilized.  As a result, reserves against these specific deferred tax assets totaling $5,196,000 were released during 2002 and offset against income tax expense.  This credit, together with permanent differences and other current tax effects resulted in a net year-to-date income tax benefit of $2,838,000.  Utilization of these NOLS and other deferred tax assets offset substantially all of the federal income taxes otherwise payable for 2002.  As of December 29, 2002, remaining net deferred tax assets available to offset future cash taxes are $4,068,000 short term and $765,000 long term.

As a result of this evaluation and resulting release of reserves, the Company expects that future income tax expense will be accrued at a more “normalized” combined Federal and State rate approaching statutory rates less certain tax credits and timing differences.

The future disallowance of any previous UFO NOL usage, if it occurs, would increase both income tax expense and amounts actually payable.

Sales and Marketing

The Company’s sales and marketing strategy is twofold, and targets sustainable growth in distribution of its products and the introduction of innovative new products to keep the Company positioned as the gourmet refrigerated category leader in the marketplace.  Its focus is on increasing sales through expansion of its club store and retail grocery business.

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

During 2001, the Company’s retail business increased significantly with an additional 279 Albertson’s stores including 75 in the metro Phoenix market, and 204 in Northern California, over 50 Dominick’s stores in the metro Chicago market, and 14 Jerry’s Enterprises stores in the upper Midwest, which average 75,000 square feet in size. The Company also acquired significant retail business with its purchase of the Nate’s Polenta brand in late 2000.  The Nate’s Polenta business added distribution to over 700 retail outlets.  At end of 2001, the Company had distribution in over 5,600 retail outlets.

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

During 2002 the Company launched three new product lines: stuffed potato gnocchi with three flavors, a new line of premium sauces in plastic jars with several selections and Pezzo Grandi Chunky Stuffed Ravioli with three flavors initially.  Several extensions of existing lines were also marketed.

The Company made significant distribution gains during 2002 with over 600 Albertson’s stores, 1,100 Wal-Mart Supercenters, 140 BJ’s club stores and 260 Publix Super Markets added to its distribution base.  The Emerald Valley acquisition also added over 100 stores not formerly served by the Company.

In addition, the Company purchased the operating assets of Emerald Valley Kitchen of Eugene, Oregon, a producer of refrigerated organic salsas, dips, hummus and sauces.  The August 2002 acquisition marked the Company’s formal expansion into the rapidly growing organic food business (the Nate’s Polenta product is organic also) and will be used as a platform for additional offerings in the future.

Business Risks

Certain characteristics and dynamics of the Company’s business and of financial markets generally create risks to the Company’s long-term success and to predictable quarterly results.  These risks include:

•                  No Assurance of Continued Profitability.  In the second quarter of 1994, the Company reported its first operating loss from continuing operations.  Subsequent to that quarter the Company incurred losses through the first quarter of 1997, after which it regained profitability, which has continued for twenty-one consecutive quarters. At December 29, 2002, the Company had an accumulated deficit of $5,592,000.  There can be no assurance that the Company will maintain its profitability in the long or short term.

•                  Liquidity:  Need for Additional Capital.  Management believes that its current cash balances, operations, and existing bank lines of credit will provide adequate liquidity to meet the Company’s planned capital and operating requirements for normal operations and capital expenditures through the next twelve months (refer to Note 6 to the financial statements for a description of credit facility).  In addition, the disallowance of a significant portion of previously-utilized UFO NOLs might require an unexpected cash outlay.  The tax impact of the use of the UFO NOLs through 2002 is approximately $10 million.  If the Company’s operations do not provide cash sufficient to fund its operations, and the Company seeks outside financing, there can be no assurance that the Company will be able to obtain such financing when needed, on acceptable terms, or at all.  In addition, any future equity financing or convertible debt financing would cause the Company’s stockholders to incur dilution in net tangible book value per share of Common Stock.

•                  Hiring and Retention of Key Personnel.  The success of the Company depends on its ability to retain key executives, and to motivate and retain other key employees and officers.  On September 3, 2002 the Company announced the hiring of James M. Williams as the new President to replace R. Lance Hewitt, who will be retiring from day-to-day operations sometime in early 2003.  The Company currently has key man insurance policies in place, each in the face amount of $500,000, for its Chief Executive Officer, R. Lance Hewitt, and its Chief Financial Officer, Stephen L. Brinkman.  A policy will be added for Mr. Williams in the future.  There can be no assurance that significant management turnover will not occur in the future.

•                  Impact of Inflation.  Dairy ingredients and energy prices had a significant impact on its operations during the first six months of 2001.  However, management believes that inflation has not had a material impact on its operations during 2002.  Substantial increases in labor, employee benefits, freight, ingredients and packaging, rents and other operating expenses, and future increases in cheese and energy prices could adversely affect the operations of the Company’s business in future periods.  The Company cannot predict whether such increases will occur in the future, or their magnitude.

•                  Risks Inherent in Food Production.  The Company faces all of the risks inherent in the production and distribution of refrigerated food products, including contamination, adulteration for which it is insured, and spoilage, and the associated risks of product liability litigation, which may be associated with even an isolated event.  The Company has modern production facilities, employs what it believes is state-of-the-art thermal processing, temperature-controlled storage, HAACP programs intended to insure food safety, and has obtained USDA approval for its California production facilities.  Quality assurance programs and food safety programs similar to those employed in the Salinas, California facilities will be established for the Eugene, Oregon facility. However, there can be no assurance that the Company’s procedures will be adequate to prevent the occurrence of such events.

•                  Dependence on Major Customers.  During 2002, two customers, Costco and Sam’s Club stores including Wal-Mart Supercenters, accounted for 43% and 31%, respectively, of the Company’s total revenues.  The Company currently sells its products to eight separate Costco regions (approximately 330 stores) which make purchasing decisions independently of one another.  These regions re-evaluate, on a regular basis, the products carried in their stores. There can be no assurance that these Costco regions will continue to offer Monterey Pasta products in the future or continue to allocate Monterey Pasta the same amount of shelf space.  The Company also supplies its products to approximately 450 Sam’s Club stores, and 1,100 Wal-Mart Supercenters and Neighborhood Markets.  Purchasing decisions are made at the respective company’s headquarters with input from the store level.  While the Company is in the fifth year of its relationship with Sam’s, and this relationship is expected to continue, there can be no assurance that Sam’s Club stores will continue to carry its products. Loss of either of these customers, Costco or Sam’s Club, to either would have a material adverse effect on the Company.  Additionally, liberalized pricing or allowance terms would create downward pressure on gross margins.

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

•                  California Energy Crisis. During 2001, California experienced an energy crisis that could have disrupted the Company’s operations and did increase the Company’s energy expenses.  In the event of an acute power shortage, when power reserves for California fall below 1.5%, electricity providers have on some occasions implemented, and may in the future implement, rolling blackouts.  If blackouts interrupt the power supply to the Company’s production facilities, such facilities would temporarily be unable to continue production.  Any such interruption could result in a loss of revenue as a result of reduced production and, in severe cases, spoilage of food products.  In addition, related to the energy crisis, many of the electricity and natural gas suppliers raised their rates substantially during the first six months of 2001. Because the Company has most of its operations in California, its operating costs are affected by an increase in electricity and natural gas prices. As a result, the Company’s operating results could to be affected in some measure by in the future by fluctuations in the price or supply of energy.  Electricity prices remained unchanged from May through March 2002, except for adjustment to a lower wintertime rate schedule, which began in November 2001 and ended in April 2002.  Current rates since April 2002 are similar to the same period a year ago.  Natural gas prices have declined substantially from their levels in the first five months of 2001 and continued at much lower levels for all of 2002.  Management cannot predict the level of future energy prices or supply with certainty.

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

•                  Dairy Ingredients Prices.  During the first ten months of 2001 average price of certain dairy ingredients increased over 40% compared with the average of the prior twelve months, as measured by butterfat prices published by the State of California Department of Food and Agriculture.  Because the Company utilizes various dairy ingredients in many of its products, its operating costs will be affected by an increase in those ingredients. The Company’s operating results were affected in the first eleven months of 2001. Although dairy ingredient prices have declined significantly in the past fourteen months since November 2001, results could be affected in some measure in future months by renewed price increases, if they occur.  Dairy ingredients historically tend to be cyclical in nature and subject to declines in price as well as increases.  Management cannot predict with certainty the duration or magnitude of the current price cycle.

•                  Deductible Worker’s Compensation Program.  The Company entered into a deductible worker’s compensation program for fiscal year 2003.  This program which features a fixed annual payment, a deductible of $250,000 per occurrence, and a $500,000 letter of credit in favor of the insurance company with an annual cost of $7,500, creates a maximum exposure of approximately $2.1 million for claims occurring in 2003.  A competitive “guaranteed cost” program would have cost the

Company approximately $1.5 million.  Management believes that its current safety program, and its safety record over the last six months of 2002 will provide the foundation to enable the Company to realize the premium savings deductible programs are designed to achieve.  The Company’s maximum exposure in the event of adverse experience is approximately $600,000.  The maximum potential gain as much as $1.1 million.

Critical Accounting Policies and Management Judgements

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

Sales incentives and Advertising Costs

The Company expenses advertising costs as incurred or when the related campaign commences.  Sales incentives paid or credited to club stores and grocery chains for shelf space allocations are amortized between six and twelve months depending on the nature of the chain program or agreement.  Loss of a major account could create the need to expense the remaining prepaid asset relating to that account in a specific quarter, thereby potentially affecting the results of that quarter.  In, addition sales incentives could increase thereby adversely affecting gross margins.

Goodwill/Intangible Assets

Intangible assets other than goodwill consist of tradenames, goodwill, and other intangibles and are recorded at cost, net of accumulated amortization.  These intangibles are amortized over their respective useful lives, if determinate, ranging from 3 to 10 years.  Goodwill and intangibles with indeterminate useful lives are assessed for impairment at least annually. The valuation of these intangibles is generally determined based upon valuations performed by third party specialists and management’s best estimates of fair value.  As a result, the ultimate value and recoverability of these assets is subject to the validity of the assumptions used.  The Company cannot predict the occurrence of events that might adversely affect the reported value of goodwill that totaled $4.7 million at December 29, 2002.  However, the current fair market value of our acquired assets are in excess of carrying values and, accordingly, management believes that only significant changes in cash flow assumptions would result in impairment.

Income Taxes Deferred Tax Asset Valuation Allowance

The Company accounts for corporate income taxes in accordance with SFAS 109, Accounting for Income Taxes, which requires an asset and liability approach.  This approach results in the recognition of deferred tax assets (future tax benefits) and liabilities for the expected future tax consequences of temporary timing differences between the book carrying amounts and the tax basis of assets and liabilities.  Future tax benefits are subject to a valuation allowance to the extent of the likelihood that the deferred tax assets may not be realized.

The Company has significant deferred tax assets comprised principally of NOLs from the Company’s former restaurant operating subsidiary UFO. These NOLs were previously fully reserved based upon management’s best estimate of ultimate realizeability. During 2002, based upon new evidence and management’s judgments these reserves were substantially reduced.  The amount of the reserve is significantly dependent on management’s assumptions regarding future taxable income and the availability of these NOLs to offset future taxable income. The effect on the Company’s net income is significant whenever the estimate of realizability changes, as it did in 2002 (See Note 8 to the financial statements). The Company expects to fully utilize all of the remaining NOLs in fiscal 2002 and 2003.

Contractual Obligations

The Company has no raw material contracts exceeding one year in duration.  However, it does have one long-term contract with its liquid nitrogen provider, which expires November 30, 2007.   This contract features a 5% price increase cap per year.   The vendor must provide written documentation supporting the price increase before Company will agree to accept it.  The following table summarizes the estimated annual obligation of that contract through 2007.

Year

Contractual Obligation

2003	$910,000
2004	955,000
2005	1,003,000
2006	1,053,000
2007 and thereafter	1,014,000
$4,935,000

In addition, the Company has a standby letter of credit in favor of an insurance company in the amount of $500,000, which expires December 31, 2003.

Recently Issued Accounting Standards

In May 2000, Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board reached a consensus on Issue 00-14, “Accounting for Certain Sales Incentives.”  In April 2001, the EITF reached a consensus on Issue 00-25, “Vendor Income Statement Characterization of Consideration to a Purchaser of the Vendor’s Products or Services.”  Both Issue 00-14 and 00-25 have been codified under Issue 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products.”  The Company adopted this Issue effective first quarter 2002.   EITF 01-09 requires the characterization of certain vendor sales incentives such as promotions, trade ads, slotting fees, and coupons as reductions of revenue.  Certain of these expenses, previously classified as selling, general and administrative costs, are now characterized as offsets to revenue.  Reclassifications have been made to prior period financial statements to conform to the current year presentation.  Total vendor sales incentives now characterized as reductions of revenue that previously would have been classified as SG&A costs were approximately $1,872,000, $2,233,000 and $2,290,000 for 2000, 2001, and 2002, respectively.

The table on the following page depicts the proforma impact of reclassifications due to EITF 01-09 on the Company’s operating results for 2001, and 2002 and the actual impact for 2002:

Proforma and Actual Impact on Income Statement of Adoption of EITF 01-09

“Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products”

	—2000—		—2001—		—2002—
(000’s)	As Originally Stated	Reclassified	As Originally Stated	Reclassified	As Stated
Net Revenues	$47,962	$47,962	$59,220	$59,220	$63,969
Coupon Expense	—	(167)	—	(66)	(112)
Slotting Expense	—	(1,478)	—	(1,990)	(1,865)
Promos, Trade Ads	—	(227)	—	(177)	(313)
Adjusted Net Revenues	$47,962	$46,090	$59,220	$56,987	$61,679

Cost of Sales	29,475	29,475	36,469	36,469	39,417

Gross Profit	$18,487	$16,615	$22,751	$20,518	$22,262
Gross Profit%	38.5	36.0	38.4	36.0	36.1

Sales, Gen’l & Admin.	$12,366	$12,366	$15,515	$15,515	$17,944
Coupon Expense	—	(167)	—	(66)	(112)
Slotting Expense	—	(1,478)	—	(1,990)	(1,865)
Promos, Trade Ads	—	(227)	—	(177)	(313)
Adjusted SG&A	$12,366	$10,494	$15,515	$13,282	$15,654

SG&A%	25.8	22.8	26.2	23.3	25.4
Operating Profit	$6,121	$6,121	$7,236	$7,236	$6,608
Operating Profit%	12.8	13.3	12.2	12.7	10.7

In June 2001, the FASB finalized SFAS 141, “Business Combinations,” and SFAS 142, “Goodwill and Other Intangible Assets.”  SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001.  SFAS 141 also requires the recognition of acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 142 changes the way companies account for goodwill in that goodwill is no longer amortized, but it is tested along with any other unamortized intangible assets at least annually for impairment.

In March 2002, the EITF reached a consensus on Issue 02-7, “Unit of Accounting for Testing Impairment of Indefinite-Lived Intangible Assets.”  This issue addresses recording indefinite-lived intangible assets in a single unit of accounting for purposes of testing impairment if they are operated as a single asset.  This guidance became applicable immediately upon the initial application of SFAS 142 in the first quarter of 2002.  Management does not expect the adoption of this Statement to have a material impact on the Company’s financial condition or results of operations.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets” was issued, superseding SFAS 121, “Accounting for Long-lived Assets to be Disposed of.”  Among other things, SFAS 144 provides guidance on how long-lived assets used as part of a group should be evaluated for impairment, establishes criteria for when long-lived assets are held for sale, and prescribes the accounting for long-lived assets that will be disposed of other than by sale.  SFAS 144 is effective for fiscal years beginning after December 15, 2001.  The Company’s financial position and results of operations have not been affected by the adoption of SFAS 144.

In July 2002 the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This Statement also establishes that fair value is the objective for initial measurement of the liability.  Severance pay under SFAS 146, in many cases, would be recognized over time rather than up front. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002.  Management does not expect the adoption of this Statement to have a material impact on the Company’s financial condition or results of operations.

In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” which provides alternative methods of transition for a voluntary change to fair value based method of accounting for stock-based employee compensation as prescribed in SFAS 123 “Accounting for Stock Based Compensation.” Additionally, SFAS 148 requires more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The provisions of this Statement are effective for fiscal years ending after December 15, 2002. Management does not expect the adoption of this Statement to have a material impact on the Company’s financial condition or results of operations.

In November 2002, the FASB issued FASB interpretation (FIN) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  FIN No. 45 requires a guarantor to recognize, at the inception of a qualified guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN No. 45 is effective on a prospective basis for qualified guarantees issued or modified after December 31, 2002. Management does not expect adoption of this Interpretation to have a material impact on the Company’s financial condition or results of operations.

ITEM 7A.               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Disclosure

The Company does not hold market risk-sensitive trading instruments, nor does it use financial instruments for trading purposes.  All sales, operating items and balance sheet data are denominated in U.S. dollars; therefore, the Company has no foreign currency exchange rate risk.

In the ordinary course of its business the Company enters into commitments to purchase raw materials over a period of time, generally six months to one year, at contracted prices.  At December 29, 2002 these future commitments were not at prices in excess of current market, or in quantities in excess of normal requirements.  The Company does not utilize derivative contracts either to hedge existing risks or for speculative purposes.

Interest Rate Risk

The Company has fixed and variable income investments consisting of cash equivalents.  The magnitude of the interest income generated by these cash equivalents is affected by market interest rates.  We do not use marketable securities nor derivative financial instruments in our investment portfolio.

The interest payable on the Company’s bank line of credit is based on variable interest rates and therefore affected by changes in market interest rates.  The Company had no bank debt at the end of 2002 and has not had bank debt since the third quarter of 2000.

ITEM 8.                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data of the Company required by this item are set forth at the pages indicated at Item 14(a).

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III

ITEM 10.               DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

As of February 14, 2003, the directors, executive officers, and other significant employees of the Company are as follows:

Directors and Executive Officers:

Name	Age	Position
Charles B. Bonner	60	Director

F. Christopher Cruger	68	Director

James M. Williams	53	Chief Executive Officer, President officer President and Director

R. Lance Hewitt	63	Chairman of the Board and Director

Michael P. Schall	49	Director

Van Tunstall	56	Director

James Wong	55	Director

Walter L Henning	58	Director

Stephen L. Brinkman	54	Chief Financial Officer, Corporate Secretary Secretary and Director

Other significant employees:

Name	Age	Position
Lynn Port	58	Plant Controller

Roy Scotton	43	Director-Logistics

Dan Brown	43	Plant Manager

Ron Hendershott	52	Director-Technical Services

Dan Engle	51	Sales Manager-Central/Southeast Central Region

Rick Falkenberg	50	Director-Quality Assurance

Clifford Farmer	46	Natural Foods/DSD Sales Manager

Lisa Player	42	Sales Manager-East

Joseph Stirlacci	42	National Sales Manager

Philip Costello	43	Sales Manager-West

Mary Howard	45	Costco Account Manager

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

F. Christopher Cruger, Director.  Mr. Cruger was elected to the Board of Directors in December of 2001.  He is a retired investor and former senior manager or executive of several consumer product or food companies including Procter and Gamble, Quaker Oats, Sara Lee, Mrs. Smith’s Pies, Tone Brothers, Inc, and McCormick and Company.  He was President and CEO of Tone Brothers from 1985 to 1995.  Mr. Cruger joined McCormick and Company in 1995 and served for four years as Manger of the Food Service Division before retiring.  He is a Director of Kemin Industries, Inc, and The Graham Group, Inc.

James M. Williams, President, Chief Executive Officer and Director.   Mr. Williams joined the Company as President October 1, 2002 and elected to the Board of Directors on October 29, 2002.  On January 3, 2002 he was promoted to Chief Executive Officer. Prior to his employment with the Company Mr. Williams served the prior 12 years as President and CEO of Bongrain Cheese-USA, a division of the French company Bongrain SA.  Previously he held executive positions with the Hillshire Farms division of Sara Lee Corporation for twelve years.

R. Lance Hewitt, President, Chief Executive Officer and Director.  Mr. Hewitt joined the Company in June 1997 as President and Director.  He was named Chief Executive Officer in August 1997.  He retired from day-to-day activities and assumed the position of Chairman of the Board of Directors effective January 2, 2003.  Mr. Hewitt was President of Carriage House Fruit Company from 1995 to 1997.  He was Chief Operating Officer of Ingro Mexican Foods from 1988 to 1995.  Hewitt also served as Vice President of Marketing and Sales for the Lawry’s Foods division of Thomas J. Lipton, Inc., a subsidiary of Unilever, and spent fifteen years with McCormick Schilling, Inc., in various executive capacities.

Michael P. Schall, Director.  Mr. Schall was elected to the Board of Directors in December of 2001.   He is Senior Vice President of Sales, Marketing, and DSD with Wise Foods.  He was President and CEO of The B. Manischewitz Company, LLC from 2000 until 2002.  Prior to that he was President and CEO of Guiltless Gourmet from 1994 to 2000.  In addition to holding executive or senior positions with Carnation, Lawry’s and Prepared Foods, Mr. Schall founded his own strategic consulting firm called Strategic Marketing Methods, Inc. which he ran for six years.

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

Below are principal occupations of certain other significant employees of the Company, for at least the past five years.

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

Mary Howard, Costco Account Manager.  Ms. Howard joined theCompany in July 2002.  Previously, for the past ten years, she was Costco Account Manager for Tyson Foods.  She also served for nearly five years as Merchandising/Marketing Coodinator for the Shanghai/Contessa product lines marketed by ZB Industries with a specialty in food service and club sales.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and executive officers, and persons who own more than 10% of a registered class of the Company’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company.  Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish the Company with copies of all reports they file under Section 16(a).  To the Company’s knowledge, based solely on its review of the copies of such reports furnished to the Company and written representations that no other reports were required, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with during the fiscal year ended December 29, 2002, with the exception that there was one incident of late filing of Forms 4 for Messrs. Bonner, Cruger, Schall, Henning, and Brinkman.  Mr. William’s Form 3 was also filed tardy.

ITEM 11.               EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

	Annual Compensation						Long Term Compensation
Name and Principal Position	Year	Salary $		Bonus $	Other $		Securities Underlying Options (#)		All Other $
R. Lance Hewitt	2002	$215,513	(1)	$49,785	$9,375	(1)	—	(1)	$—
President and Chief	2001	$200,477	(1)	$94,949	$9,000	(1)	80,000	(1)	$—
Executive Officer	2000	$189,899	(1)	$89,923	$9,000	(1)	160,000	(1)	$—

James M. Williams	2002	$60,231	(2)	$—	$2,250	(2)	50,000	(2)	$67,030	(2)
President and CEO

Stephen L. Brinkman	2002	$154,699	(3)	$41,371	$—		30,000	(2)	$—
Chief Financial Officer	2001	$140,884	(3)	$39,700	$—		60,000	(2)	$—
	2000	$132,333	(3)	$23,319	$—		60,000	(2)	$—

Notes:  (“options” in all cases refer to an option to purchase one share of common stock for each option granted)

(1)           Mr. Hewitt was appointed President in June 1997 and Chief Executive Officer in August 1997. He retired from day-to-day activities and assumed the position of Chairman of the Board of Directors effective January 2, 2003.  Mr. Hewitt was eligible for a 35% bonus upon completing his first full year of employment in 1998.  For every year thereafter he was eligible for a bonus of up to a maximum of 35% of his salary annually for achieving agreed-upon income targets, as approved by the Board of Directors, and an additional 25% of his salary for achieving certain specific objectives for each fiscal period.  He was eligible to vest and vested 50,000 options in each of 1998 and 1999, because he was still employed by the Company on both the first and second anniversaries of his May 26, 1997 employment agreement.  Mr. Hewitt was also eligible to receive, at the discretion of the Board of Directors, an additional 200,000 options during the first two years of employment split as follows: 120,000 for achieving agreed-upon business goals in the first year and 80,000 for achieving business goals in the second year. The cycle for measurement of Mr. Hewitt’s eligibility for bonus, and those options tied to performance, was converted to a fiscal year basis during the fourth quarter of 1998 by resolution of the board of Directors at its October 22, 1998 meeting.  At its February 9, 1999 Board of Directors meeting, the directors awarded 32,000 options to Mr. Hewitt for performance in his first full year of employment through fiscal year-end 1998, based on the new measurement cycle.  The determination for the remainder of the options was made subsequent to 1999 fiscal year-end when Mr. Hewitt was awarded an additional 80,000 options which vested as of February 10, 2000.  In May 1999 Mr. Hewitt was granted an additional 80,000 options based on milestones for the year 2000; 27,000 vested since he was still employed by the Company on December 30, 2000, and 53,000 vested in 2001 based on achievement of performance objectives mutually agreed upon with the Board.  During its February 2000 Board of Directors meeting the Board awarded Mr. Hewitt a 50% bonus for his 1999 performance.  On February 29, 2000, Mr. Hewitt was granted an additional 80,000 options based on milestones for the year 2001; 27,000 vested because he was still employed by the Company on December 30, 2001.  Of the remaining 53,000 options, 48,300 vested in 2002 based on achievement of performance objectives for 2001, mutually agreed upon with the Board, while 5,700 were forfeit.  On October 29, 2001 Mr. Hewitt was granted 80,000 options which vested December 29, 2002 because he was still employed by the Company.  Mr. Hewitt also received an auto allowance of $750 per month, which is included in “Other $.”

(2)           Mr. Williams was appointed President October 1, 2002.  On December 28, 2002 has was promoted to Chief Executive Officer to succeed Mr. Hewitt who retired from day-today activities and accepted the position and accepted the non-operating executive position of Chairman of the Board of Directors.  Mr. Williams was granted 50,000 options which will vest if he is still employed by the Company October 1, 2003.  He was eligible to receive a prorated quarterly bonus of up to one-fourth of 50% of his base salary based on the achievement of certain sales and net income goals for the fourth quarter of 2002.  He received no bonus, as the fourth quarter results did not meet the criteria for bonus award.  He is also eligible to receive a bonus of up to 50% of his annual salary based on the achievement of certain sales growth and net income goals for 2003.  The portion of Mr. Williams’ compensation listed as “All Other $” was relocation expense reimbursement. Mr. Hewitt also received an auto allowance of $750 per month, which is included in “Other $.”

(3)           Mr. Brinkman was appointed Chief Financial Officer in September 1997.  He was eligible for, and received, a 20% bonus based upon performance upon completion of his first full year of employment in 1998.  For every year thereafter he is eligible for a bonus of up to 20% based upon the achievement of performance criteria agreed upon with the Chief Executive Officer.  Mr. Brinkman was granted 60,000 options in 1997.  He vested 10,000 options upon his initial employment date, 10,000 options on his first anniversary and 10,000 options for achieving certain performance criteria in his first full year of employment.  In addition, he was eligible to vest and vested 10,000 options on his second anniversary of employment, 10,000 options for achieving certain performance criteria in his second full year of employment, 5,000 options on his third anniversary of employment and 5,000 options for achieving certain performance criteria in his third full year of employment.  The cycle for measurement of Mr. Brinkman’s eligibility for bonus, and those options tied to performance, was converted to a fiscal year basis during the fourth quarter of 1998 at the direction of the Chief Executive Officer.  He vested 3,000 options for performance through fiscal year-end 1998, based on the new measurement cycle.  The vesting determination for the remainder of the options was made subsequent to 1999 fiscal year-end, at which time Mr. Brinkman vested an additional 6,666 options, with 334 forfeited based on 1998 performance criteria.  In February 2000 Mr. Brinkman was awarded an 18.8% bonus for his 1999 performance.  In May 1999, Mr. Brinkman was granted an additional 60,000 options based on milestones for the year 2000; 20,000 vested since he was still employed by the Company on August 25, 2000, and 40,000 vested in 2001 based on achievement of performance objectives mutually agreed upon with the CEO.  On February 29, 2000, Mr. Brinkman was granted an additional 60,000 options based on milestones for the year 2001; 20,000 vested because he was still employed by the Company on August 25, 2001. Of the remaining 53,000 options, 36,000 vested in 2002 based on achievement of performance objectives for 2001, mutually agreed upon with the Board, while 4,000 were forfeit. On October 29, 2001 Mr. Brinkman was granted 60,000 options which vested December 29, 2002 because he was still employed by the Company.  On October 29, 2002 Mr. Brinkman was granted 30,000 options which will vest December 28, 2003 if he is still employed by the Company.

Option Grants in Last fiscal Year

The Board granted 30,000 options to Mr. Brinkman and 50,000 options to Mr. Williams for the year 2002 which will vest based on employment status (see Notes 1 and 2 under “Executive Compensation”).  Mr. Hewitt exercised and sold the underlying shares for 110,215 options during 2001.  Mr. Brinkman exercised and sold the underlying shares for 15,000 options during 2001.

Individual Grants

Name	Number of Securities Underlying Options Granted	% of Total Options Granted to Employees In 2002	Exercise Or Base Price	Expiration Date	Potential Realizable Value On 12/29/02 Alternative Grant Date Value

James M. Williams	50,000	12.48	$5.20	September 30, 2012	$130,005

Stephen L. Brinkman	30,000	7.48	$6.05	October 28, 2012	$91,782

The Alternative Grant-Date Value of Mr. Williams and Mr. Brinkman’s options was calculated using a Black-Scholes option pricing model assuming no dividends, a weighted average risk-free interest rate of 5.69% and a weighted-average volatility of 54.80%.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

	# of Securities Underlying Options Exercised During 2001	Number of Securities Underlying Unexercised Options at December 29, 2002		Value of Unexercised In-the-Money Options at December 30, 2001
Name		Exercisable	Unexercisable	Exercisable	Unexercisable

R. Lance Hewitt	110,215	216,485	—	$120,328	—

Stephen L. Brinkman	15,000	220,666	30,000	$206,474	—

Employment Contracts

Mr. Brinkman has an employment agreement, the terms of which are outlined under “Executive Compensation.”

ITEM 12.                                              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

The table below sets forth as of February 10, 2003 (except as noted in the footnotes to the table), certain information with respect to the beneficial ownership of the Company’s Common Stock by (i) all persons known by the Company to be the beneficial owners of more than 5% of the outstanding Common Stock of the Company, (ii) each director and director-nominee of the Company, (iii) the Chief Executive Officer as of February 10, 2003, and (iv) all executive officers and directors of the Company for fiscal year 2001 through February 8, 2003, as a group.

	Shares Owned
Name and Address of Beneficial Owner (1)	Number of Shares	Percentage of Class
Gruber and McBaine Capital Management(2) Osgood Place, Penthouse San Francisco, CA 94133	2,472,400	16.0%
Fidelity Investments(3) 82 Devonshire Street Boston, MA 02109	1,377,300	8.9%
T Rowe Price Associates, Inc.(4) 100 East Pratt Street Baltimore, MD 21202	949,700	6.1%
Wellington Management Company, LLP(5) 75 State Street 19th Floor Boston, MA 02109	1,035,000	6.7%
F. Christopher Cruger(6)	12,500	*
Van Tunstall(7)	83,740	*
Michael P. Schall(8)	10,500	*
James Wong(9)	42,500	*
R. Lance Hewitt(10)	231,485	1.5%
Charles B. Bonner(11)	126,227	*
Stephen L. Brinkman(12)	238,666	1.5%
Walter L. Henning(13)	61,200	*
All Officers and Directors as a group (8 persons)(14)	806,818	5.2%

* Represents less than 1%

(1)               Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission.  In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options or warrants held by that person that are currently exercisable or will become exercisable within sixty (60) days after February 10, 2003 are deemed outstanding, while such shares are not deemed outstanding for purposes of computing percentage ownership of any other person.  Options granted under the Company’s First Amended and Restated 1993 Stock Option Plan (the “1993 Stock Option Plan”) generally become exercisable as the underlying shares vest.  Unless otherwise indicated in the footnotes below, the persons and entities named in the table have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws where applicable.  Unless otherwise indicated, the address of each of the individuals listed in the table is: c/o Monterey Pasta Company, 1528 Moffett Street, Salinas, CA  93905.

(2)              Jon D. Gruber and J. Patterson McBaine are the only directors of, and hold all executive offices of, Gruber and McBaine Capital Management (“GMCM”), an investment advisor.  GMCM, together with Messrs. Gruber, McBaine, and Eric B. Swergold are the general partners of Lagunitas Partners, L.P. (“Lag”), a California investment limited partnership.  As of February 10, 2003, GMCM had shared voting and investment power over 1,928,800 shares; Mr. Gruber has sole voting and investment power over 272,000 shares and shared voting and investment power over 1,928,800 shares; Mr. McBaine has sole voting and investment power over 271,600 shares and shared voting and investment power over 1,928,800 shares; Lag has sole voting and investment power over 1,000,600 shares; and Mr. Butler and Mr. Swergold have shared voting and investment power over 1,928,800 shares.

(3)              As of February 10, 2003, FMR Corp. on behalf of certain of its direct and indirect subsidiaries, and Fidelity International Limited on behalf of certain of its direct and indirect subsidiaries (collectively “Fidelity”), indirectly held 1,377,300 shares of Company stock. The beneficial ownership of PSTA shares arises in the context of passive investment activities only by the various investment accounts managed by Fidelity on a discretionary basis (the “Fidelity Accounts”). Neither Fidelity nor the Fidelity Accounts participate in the Management of the Company, direct the policies of the company, or serve on the Board of Directors of the Company. In addition, no Fidelity officer serves as an executive officer of the Company.

(4)              T. Rowe Price Associates, Inc (“Price Associates”) has sole dispositive power for the entire holding of 949,700 shares and sole voting power over 220,200 shares.  These securities are owned by various individual and institutional investors for which Price Associates serves as investment advisor with power to direct investments and/or sole power to vote the securities.  For purposes of the reporting requirements of the Securities Exchange Act of 1934, Price Associates expressly disclaims that it is, in fact, the beneficial owner of such securities.

(5)              As of December 31, 2002, Wellington Management  Company, LLP (“WMC”), in its capacity of investment advisor, may be deemed to have beneficial ownership of 1,035,000 shares of the common stock of the Company.  Such shares are owned by numerous investment advisory clients of WMC, none of which is known to have beneficial ownership of more than 5% of that class of securities of the Company.  As of December 31, 2003, WMC had voting power and/or dispositive power over such shares as follows:

Sole voting power:	— 0 —	shares
Shared voting power:	635,000	shares
Sole dispositive power:	— 0 —	shares
Shared dispositive power:	1,035,000	shares

(6)              Includes 7,500 shares subject to options granted under the 1993 Stock Option Plan which are exercisable within sixty (60) days of February 10, 2003.

(7)              Includes 67,500 shares subject to options granted under the 1993 Stock Option Plan which are exercisable within sixty (60) days of February 10, 2003.

(8)              Includes 7,500 shares subject to options granted under the 1993 Stock Option Plan which are exercisable within sixty (60) days of February 10, 2003.

(9)              Includes 37,500 shares subject to options granted under the 1993 Stock Option Plan which are exercisable within sixty (60) days of February 10, 2003.

(10)        Includes 216,485 shares subject to options granted under the 1993 Stock Option Plan which are exercisable within sixty (60) days of February 10, 2003.

(11)        Includes 72,500 shares subject to options granted under the 1993 Stock Option Plan which are exercisable within sixty (60) days of February 10, 2003.

(12)        Includes 220,666 shares subject to options granted under the 1993 Stock Option Plan which are exercisable within sixty (60) days of February 10, 2003.

(13)        Includes 6,200 shares held in an IRA account in the name of Teresa A. Henning to which Mr. Henning claims beneficial ownership, and 32,500 shares subject to options granted under the 1993 Stock Option Plan which are exercisable within sixty (60) days of February 10, 2003.

(14)        Includes 662,151 shares subject to options granted under the 1993 Stock Option Plan which are exercisable within sixty (60) days of February 10, 2003.

ITEM 13.               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the first quarter of 2002 the Company acquired certain recipes and a non-registered trademark from a former director, shareholder and plant manager for a $100,000 cash consideration and an ongoing royalty agreement.

PART IV

ITEM 14.               EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)	Consolidated Financial Statements of Monterey Pasta Company:

Report of Independent Certified Public Accountants
Consolidated Balance Sheets: Year-End 2001 and 2002
Consolidated Income Statements: Years Ended 2000, 2001 and 2002
Consolidated Statements of Stockholders’ Equity: Years Ended 2000, 2001 and 2002
Consolidated Statements of Cash Flows: Years Ended 2000, 2001 and 2002
Summary of Significant Accounting Policies
Notes to Consolidated Financial Statements
Schedule II - Valuation and Qualifying Accounts

All other schedules have been omitted since the required information is contained in the Consolidated Financial Statements or because such schedules are not required.

(a)(2)       Exhibits:  See Index to Exhibits on page 56.  The Exhibits listed in the accompanying Index of Exhibits are filed or incorporated by reference as part of this report.  Exhibit Nos. 4.7, 10.1, 10.2, 10.12, 10.13, 10.15, and 10.16  are management contracts or compensatory plans or arrangements.

(b)           Reports on Form 8-K filed in the fourth quarter of 2002:

None

DISCLOSURE CONTROLS AND PROCEDURES

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

There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in the paragraph above.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of

Monterey Pasta Company

We have audited the accompanying consolidated balance sheets of Monterey Pasta Company and subsidiary as of December 30, 2001 and December 29, 2002 and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 29, 2002. We have also audited the schedule listed in the accompanying index at Item 14(a).  These financial statements and the schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Monterey Pasta Company and subsidiary at December 30, 2001 and December 29, 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 29, 2002, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedule presents fairly in all material respects, the information set forth therein.

BDO Seidman, LLP

San Francisco, California

January 31, 2003

MONTEREY PASTA COMPANY

CONSOLIDATED BALANCE SHEETS

	December 30, 2001	December 29, 2002
ASSETS
Current assets:
Cash and cash equivalents (Note 1)	$7,232,128	$6,838,244
Accounts receivable, less allowances of $305,483 and $527,349 (Notes 1, 4 and 11)	6,025,323	6,058,710
Inventories (Notes 2 and 4)	3,113,679	3,723,072
Deferred tax assets – short term (Note 8)	1,021,800	4,068,400
Prepaid expenses and other (Note 10)	1,139,042	1,048,120
Total current assets	18,531,972	21,736,546

Property and equipment, net (Notes 3 and 4)	11,036,044	14,254,574
Deferred tax assets – long term (Note 8)	553,700	765,300
Goodwill, net (Note 15)	1,315,931	4,669,254
Other intangible assets, net (Note 15)	56,908	2,239,113
Deposits and other	101,270	134,694
Total assets	$31,595,825	$43,799,481

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,613,090	$3,201,470
Accrued payroll and related benefits	610,086	843,422
Accrued liabilities (Note 13)	1,343,054	796,496
Current portion of notes, loans, and capitalized leases payable (Notes 3 and 4)	32,008	14,964
Total current liabilities	3,598,238	4,856,352

Notes, loans, and capitalized leases payable, less current portion (Notes 3 and 4)	16,749	1,785
Total liabilities	3,614,987	4,858,137

Commitments and contingencies (Notes 5, 9, 11, 13, and 16)

Stockholders’ equity (Notes 6, 7, 8 and 15): Common stock, $.001 par value, 70,000,000 shares authorized, 13,766,692 and 14,196,391 issued	13,767	14,196
Additional paid-in capital	43,049,983	44,518,855
Accumulated deficit	(15,082,912)	(5,591,707)

Total stockholders’ equity	27,980,838	38,941,344

Total liabilities and stockholders’ equity	$31,595,825	$43,799,481

See accompanying summary of significant accounting policies and notes to consolidated financial statements

MONTEREY PASTA COMPANY

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended
	2000	2001	2002

Net revenues (Notes 10 and 11)	$46,089,355	$56,986,912	$61,678,747

Cost of sales	29,474,723	36,469,186	39,417,027

Gross profit	16,614,632	20,517,726	22,261,720

Selling, general and administrative (Notes 5, 10 and 13)	10,493,612	13,281,791	15,653,711
Operating income	6,121,020	7,235,935	6,608,009

Gain (loss) on disposition of assets	(37,421)	20,330	(67,880)
Other income (expense), net	(11,260)	1,278	2,566
Interest income (expense), net (Note 4)	(40,338)	107,779	110,190

Income before provision for income taxes	6,032,001	7,365,322	6,652,885

Income tax benefit (provision) (Note 8)	109,100	(2,936,332)	2,838,320

Net income	$6,141,101	$4,428,990	$9,491,205

Net income per common share (Notes 6 and 14):
Basic income per common share	$0.46	$0.33	$0.68

Diluted income per common share	$0.44	$0.31	$0.65

Basic shares outstanding	13,222,062	13,491,177	14,039,902
Diluted shares outstanding	13,835,384	14,254,248	14,664,762

See accompanying summary of significant accounting policies and notes to consolidated financial statements

MONTEREY PASTA COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED 2000, 2001, and 2002

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
See Notes 6, 7, 8 and 15
Balance, end of 1999	12,938,922	$12,939	$40,249,640	$(25,653,003)	$14,609,576
Issuance of common stock under Employee Stock Purchase Plan	3,006	3	4,138	—	4,141
Issuance of common stock in net warrant exercise	152,839	153	(153)	—	—
Exercise of warrants for cash	115,950	116	260,772	—	260,888
Exercise of stock options for cash	102,304	102	163,301	—	163,403
Net settlement from investor 16(b) violation	—	—	274,453	—	274,453
Tax benefit of disqualifying dispositions	—	—	117,400	—	117,400
Stock-based compensation	—	—	92,480	—	92,480
Net income for the year	—	—	—	6,141,101	6,141,101
Balance, end of 2000	13,313,021	13,313	41,162,031	(19,511,902)	21,663,442
Issuance of common stock under Employee Stock Purchase Plan	5,875	6	19,824	—	19,830
Issuance of common stock in net warrant exercise	523	1	(1)	—	—
Exercise of stock options for cash	447,273	447	968,862	—	969,309
Net settlement from investor 16(b) violation	—	—	14,299	—	14,299
Tax benefit of disqualifying dispositions	—	—	562,200	—	562,200
Stock-based compensation	—	—	322,768	—	322,768
Net income for the year	—	—	—	4,428,990	4,428,990
Balance, end of 2001	13,766,692	13,767	43,049,983	(15,082,912)	27,980,838
Issuance of common stock under Employee Stock Purchase Plan	7,670	8	35,812	—	35,820
Issuance of common stock in net warrant exercise	47,414	47	(47)	—	—
Exercise of stock options for cash	374,615	375	953,180	—	953,555
Net settlement from investor 16(b) violation	—	—	(4,154)	—	(4,154)
Tax benefit of disqualifying dispositions	—	—	484,080	—	484,080
Net income for the year	—	—	—	9,491,205	9,491,205
Balance, end of 2002	14,196,391	$14,196	$44,518,855	$(5,591,707)	$38,941,344

See accompanying summary of significant accounting policies and noted to consolidated financial statements

MONTEREY PASTA COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	2000	2001	2002
See Note 12 - Supplemental Cash Flow Information
Cash flows from operating activities:
Net Income	$6,141,101	$4,428,990	$9,491,205
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(509,000)	2,183,500	(3,258,236)
Depreciation and amortization	1,394,204	1,661,327	1,720,433
Provisions for allowances for bad debt, returns,
adjustments and spoils	476,341	63,182	221,866
Tax benefit of disqualifying dispositions	117,400	562,200	484,080
Provision for inventory reserves	—	—	(42,000)
Loss (gain) on disposition and writedown of property and equipment	37,421	(20,330)	67,880
Stock based compensation	92,480	322,768	—
Changes in assets and liabilities:
Accounts receivable	(1,606,739)	(1,144,496)	(255,253)
Inventories	(365,713)	(25,582)	(268,374)
Prepaid expenses and other assets	65,395	(728,558)	57,534
Accounts payable	(613,200)	(526,676)	1,588,379
Accrued expenses	770,516	639,914	(313,221)
Net cash provided by operations	6,000,206	7,416,239	9,494,293

Cash flows from investing activities:
Purchase of property and equipment	(4,308,418)	(2,638,833)	(4,759,756)
Proceeds from sale of property and equipment	—	28,559	—
Acquisition of business operating assets	(500,388)	—	(6,081,634)
Net cash used in investing activities	(4,808,806)	(2,610,274)	(10,841,390)

Cash flows from financing activities:
Proceeds from revolving line of credit	11,682,598	—	—
Repayments on revolving line of credit	(12,287,483)	—	—
Repayment of long-term debt and capital lease obligations	(83,301)	(34,774)	(32,008)
Section 16(b) settlement less legal fees	454,453	14,299	(4,154)
Proceeds from issuance of common stock	428,433	989,139	989,375
Net cash provided by financing activities	194,700	968,664	953,213
Net increase (decrease) in cash and cash equivalents	1,386,100	5,774,629	(393,884)
Cash and cash equivalents, beginning of year	71,399	1,457,499	7,232,128
Cash and cash equivalents, end of year	$1,457,499	$7,232,128	$6,838,244

See accompanying summary of significant accounting policies and notes to consolidated financial statements

MONTEREY PASTA COMPANY

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Nature of Operations

The consolidated financial statements include the accounts of Monterey Pasta Company (a producer and distributor of pasta, pasta sauces, soups, salsa, dips, hummus, and related items), together with its wholly owned subsidiary, Monterey Pasta Development Company  (a franchiser of restaurants - inactive).  All significant intercompany accounts and transactions have been eliminated in consolidation.  Collectively, Monterey Pasta Company and Monterey Pasta Development Company are referred to as the “Company.”

The Company’s production facilities and distribution center are located in Salinas (Monterey County), California, and Eugene, Oregon.  Its products are available throughout the United States as well as selected distribution areas in Canada, the Caribbean, Latin America, and Asia Pacific.  The principal customers are retail groceries and club stores.  The Company offers credit and payment terms to its customers in line with industry practices, generally calling for unsecured trade accounts receivable.

Accounting Periods

For quarterly reporting purposes the Company employs a 4-week, 4-week, 5-week reporting period.  The fiscal year ends on the last Sunday of each calendar year (52/53-week year). The 2000 fiscal year contained 53 weeks and ended on December 31, while the 2001 fiscal year contained 52 weeks and ended on December 30. The 2002 fiscal year contained 52 weeks and ended on December 29.

Reclassifications

Certain of the prior year financial statement amounts have been reclassified to conform to the current year presentation.  These reclassifications had no impact on previously reported income or accumulated deficit.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  The Company’s cash equivalents consist primarily of money market accounts.

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

Sales Incentives and Advertising Costs

The Company expenses advertising costs as incurred or when the related campaign commences.  Sales incentives paid or credited to club stores and grocery chains for shelf space allocations are amortized between six and twelve months depending on the nature of the chain program or agreement, and are netted against revenues.

Property and Equipment

Property and equipment are recorded at cost.  Depreciation is provided for on the straight-line method over the estimated useful lives of the assets (or lease term for leasehold improvements if shorter):

Leasehold improvements	7 to 12 years
Machinery and equipment	7 to 12 years
Office furniture and equipment	5 to 15 years
Computer and software	3 to 5 years
Vehicles	5 to 7 years

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

Goodwill and Intangible Assets

Intangible assets other than goodwill consist of tradenames, customer lists, and non-competes and other intangibles and are recorded at cost, net of accumulated amortization.  Intangibles are amortized over their respective useful lives, if determinate, ranging from 3 to 10 years.  Goodwill and certain trademarks with indeterminate useful lives are assessed for impairment at least annually. The valuation of these intangibles is determined based upon valuations performed by third party specialists and management’s best estimates of fair value.  As a result the ultimate value and recoverability of these assets is subject to the validity of the assumptions used.

Income Taxes and Deferred Tax Asset Valuation Allowance

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

The Company has significant deferred tax assets comprised principally of NOLs from the Company’s former restaurant operating subsidiary UFO. These NOLs were previously fully reserved based upon management’s best estimate of ultimate realizeability. During 2002, based upon new evidence and management’s judgments these reserves were substantially reduced.  The amount of the reserve is significantly dependent on management’s assumptions regarding future taxable income and the availability of these NOLs to offset future taxable income. The effect on the Company’s net income can be significant whenever the estimate of realizability changes. The Company expects to fully utilize all of the remaining NOLs in fiscal 2003 and 2004.

Revenue Recognition

The Company recognizes revenues through sales of pasta and sauce products primarily to grocery and club store chains.  Revenues are recognized once there is evidence of an arrangement (such as a customer purchase order), delivery has occurred, the price and terms are finalized, and collectibility is reasonably assured.  Accordingly, sales are recorded when goods are shipped, at which time title and risk of loss have passed to the customer, consistent with the freight terms for most customers.  Title and risk of loss pass upon delivery to retail locations for the Direct Store Delivery program, as that product is transported in the Company’s own vehicles.  Consignment shipments to club store warehouses are recognized upon shipment to individual club store locations.  Potential returns, adjustments and spoilage allowances are provided for in accounts receivable allowances and accruals.

The Company records shipping cost for product delivered to customers in selling expense.  These costs were approximately $1,908,000, $2,211,000 and $2,609,000 for 2000, 2001, and 2002 respectively.  Any amounts charged to customers for freight and delivery are included in revenues.

Stock-based Compensation

As permitted under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” the Company continues to account for employee stock-based transactions under Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees.”  However, SFAS No. 123 requires the Company to disclose pro forma net income and earnings per share as if the fair value method had been adopted.  Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period.  For non-employees, cost is also measured at the grant date, using the fair value method, but is actually recognized in the financial statements over the vesting period, or immediately if no further services are required.

If the Company had elected the fair value method of accounting for stock-based compensation, compensation cost would be accrued at the estimated fair value of stock option grants over the service period, regardless of later changes in stock prices and price volatility.  The fair value at date of grant for options granted in 2000, 2001, 2002 have been estimated based on a modified Black-Scholes pricing model with the following assumptions: no dividend yield for any year; expected volatility for 2000, 2001 and 2002 grants of approximately 55%, 48%, and 75% based on historical results; risk-free interest rates of 6.37%, 4.18% and 3.81%; and expected lives of approximately five years for all grants.  The table below shows net income per share for 2000, 2001, and 2002 as if the Company had elected the fair value method of accounting for stock options.

	2000	2001	2002
Net income as reported	$6,141,101	$4,428,990	$9,491,205

Add: stock-based employee compensation included in reported net income, net of related tax effects	55,488	193,661	—
Deduct: total stock-based employee compensation determined under fair value method for all awards, net of related tax effects	(257,108)	(174,564)	(830,285)

Proforma net income, as adjusted	$5,939,481	$4,448,087	$8,660,920

Earnings per share:
Basic, as reported	$0.46	$0.33	$0.68
Basic, as adjusted	$0.45	$0.33	$0.62

Diluted, as reported	$0.44	$0.31	$0.65
Diluted, as adjusted	$0.44	$0.31	$0.59

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the period.  Actual results could differ from those estimates.  The most significant estimates made by the Company are those related to accounts receivable and deferred tax allowances, allocation of purchase price of acquired businesses, amortization of acquired intangible assets, and impairment judgments made for intangibles.

New Accounting Pronouncements

In May 2000, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) reached a consensus on Issue 00-14, “Accounting for Certain Sales Incentives.”  In April 2001, the EITF reached a consensus on Issue 00-25, “Vendor Income Statement Characterization of Consideration to a Purchaser of the Vendor’s Products or Services.” Both Issue 00-14 and 00-25 have been codified under Issue 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products.”  The Company adopted this Issue effective first quarter 2002.  EITF 01-09 requires the characterization of certain vendor sales incentives such as promotions, trade ads, slotting fees, and coupons as reductions of revenue.  Certain of these expenses, previously classified as selling, general and administrative costs, are now characterized as offsets to revenue.  Reclassifications have been made to prior period financial statements to conform to the current year presentation.  Total vendor sales incentives now characterized as reductions of revenue that previously would have been classified as selling, general and administrative costs were approximately $1,872,000 and $2,233,000, and $2,290,000 for 2000, 2001, and 2002, respectively.

In June 2001, the FASB finalized SFAS 141, “Business Combinations,” and SFAS 142, “Goodwill and Other Intangible Assets.”  SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001.  SFAS 141 also requires the recognition of acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria.  SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001.

SFAS 142 changes the way that companies account for goodwill, in that goodwill is no longer amortized but instead is tested (along with any other unamortized intangible assets) for impairment at least annually.

In March 2002, the EITF reached a consensus on Issue 02-7, “Unit of Accounting for Testing Impairment of Indefinite-Lived Intangible Assets.”  This issue addresses recording indefinite-lived intangible assets in a single unit of accounting for purposes of testing impairment if they are operated as a single asset.    This guidance became applicable immediately upon the initial application of SFAS 142 in the first quarter of 2002.  Management does not expect the adoption of this Statement to have a material impact on the Company’s financial condition or results of operations.

In August 2001 SFAS 144, “Accounting for the Impairment or Disposal of Long-lived Assets” was issued, superseding SFAS 121, “Accounting for the Impairment of Long-lived Assets to be Disposed of.”  Among other things, SFAS 144 provides guidance on how long-lived assets used as part of a group should be evaluated for impairment, establishes criteria for when long-lived assets are held for sale, and prescribes the accounting for long-lived assets that will be disposed of other than by sale.  SFAS 144 is effective for fiscal years beginning after December 15, 2001.  The Company’s financial position and results of operations have not been affected by the adoption of SFAS 144.

In July 2002 the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This Statement also establishes that fair value is the objective for initial measurement of the liability.  Severance pay under SFAS 146, in many cases, would be recognized over time rather than up front. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. Management does not expect the adoption of this Statement to have a material impact on the Company’s financial condition or results of operations.

In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” which provides alternative methods of transition for a voluntary change to fair value based method of accounting for stock-based employee compensation as prescribed in SFAS 123, “Accounting for Stock-Based Compensation.”  Additionally, SFAS 148 requires more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The provisions of this Statement are effective for fiscal years ending after December 15, 2002, with early application permitted in certain circumstances.  Management does not expect the adoption of this Statement to have a material impact on our the Company’s financial condition or results of operations.

In November 2002, the FASB Issued FASB interpretation (FIN) No. 45. “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  FIN No. 45 requires a guarantor to recognize, at the inception of a qualified guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN No. 45 is effective on a prospective basis for qualified guarantees issued or modified after December 31, 2002. Management does not expect adoption of this Interpretation to have a material impact on the Company’s financial condition or results of operations.

MONTEREY PASTA COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.             Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentration of credit risk, include cash, cash equivalents and accounts receivable.   The Company maintains its cash accounts in Comerica Bank in Fresno, California.  The bank cash balances are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000.   At December 29, 2002 uninsured cash balances totaled $6,582,000.  As of December 29, 2002, approximately 68% of the Company’s accounts receivable are concentrated with two major customers (See Note 11).

2.             Inventories

	2001	2002
Inventories consisted of the following:

Production – Ingredients	$1,088,763	$1,280,970
Production – Finished goods	1,101,410	1,538,465
Paper goods and packaging materials	907,640	940,960
Operating supplies	43,366	32,177
	3,141,179	3,950,572
Allowances for spoils and obsolescence	(27,500)	(69,500)
	$3,113,679	$3,723,072

3.             Property and Equipment

	2001	2002

Property and equipment consisted of the following:

Leasehold improvements	$4,551,297	$4,970,075
Machinery and equipment	11,273,229	15,965,796
Computers, office furniture and equipment	943,987	724,198
Vehicles	295,113	363,747
	17,063,626	22,023,816
Less accumulated depreciation and amortization	(6,586,503)	(7,989,339)
	10,477,123	14,034,477
Construction in progress	558,921	220,097
	$11,036,044	$14,254,574

Construction in progress at December 29, 2002 includes deposits for equipment on order or yet to be installed.  At year-end 2002 the Company had purchase commitments for approximately $86,000.

4.             Notes, Loans, and Capitalized Leases Payable

Capitalized Leases

The Company leases certain equipment under capitalized leases, including office equipment, a van and truck with book values of  $44,042 and $15,919 in 2001, and 2002, respectively.  Future minimum lease payments consist of:

Year	Total
2003	$19,015
2004	1,814
20,829

Less amounts representing interest	4,080

Capitalized leases payable	16,749
Less current portion	14,964
Long term portion	$1,785

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

The Company has a verbal commitment from Comerica Bank to continue its term credit facility as of its expiration date on terms at least as favorable as the prior year.

Effective January 1, 2003, the Company initiated a $500,000 Letter of Credit in favor of Sentry Insurance as required collateral for a deductible worker’s compensation program.  The Letter of Credit has an annual cost of $7,500 and expires December 31, 2003 coincident with the expiration of the worker’s compensation program.

5.             Operating Leases

The Company currently leases production, warehouse and corporate office space as well as certain equipment in Monterey County, California under both month-to-month and non-cancelable operating lease agreements, expiring through December 2004.  The terms of the leases generally require the Company to pay common area maintenance, taxes, insurance, and certain other costs.  All building leases have renewal options (see Item 2 “Properties” on page 10) and all include cost of living adjustments.

Future minimum annual lease payments due under non-cancelable operating leases with terms of more than one year are as follows:

Year	Lease Amount

2003	$818,368
2004	817,469
2005	485,872
2006	459,576
2007 and thereafter 6	238,523
$2,819,808

Gross rent expense under the leases for 2000, 2001, and 2002 was $714,809, $584,451, and $711,010, respectively.

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

On February 2, 2000, the United States District Court for the District of Delaware denied a motion to dismiss a lawsuit against Clearwater Fund IV, Ltd. and Clearwater Fund IV, LLC, stockholders of the Company, (collectively, “Clearwater”), Mark Levy v. Clearwater Fund IV, Ltd. and Clearwater Fund IV, LLC and Monterey Pasta Company, United States District Court for the District of Delaware, Case No. 99-004-SLR.  The lawsuit alleged a violation of Section 16(b) of the Securities Exchange Act of 1934, as amended, in connection with alleged purchases and sales of the Company’s stock within a six-month period following the conversion of Clearwater’s convertible preferred stock to the Company’s common stock in 1997.  The Company was named as a nominal defendant in the lawsuit.  The Plaintiff sought the return of approximately $1,064,000 in alleged profit and Clearwater contested the claim.  In July 2000, the parties signed a settlement agreement whereby Clearwater agreed to pay $700,000 to the Company in settlement of the claim asserted by the plaintiff.  Plaintiff’s counsel applied to the court for attorney’s fees and expenses of approximately $230,000 from the settlement.  As part of the settlement, Clearwater and the Company  exchanged mutual releases.  The settlement was approved by the Board of Directors of the Company.

On October 27, 2000 the Company received a check in the amount of $472,406 including the settlement amount of $470,000, and interest of $2,406.  The stockholders’ equity account was increased to reflect the disgorged profit settlement amount, net of the related $180,000 tax effect.

Common Stock

During the first three months of 2000, warrants with an exercise price of $2.25 and an expiration date of March 27, 2000, representing a potential of 445,813 shares of Company common stock, were exercised.  These warrants represented the remainder of those originally issued in connection with a March 1997 private placement in which the Company issued warrants to purchase up to 532,800 shares of common stock.  Since certain of the warrants were converted into stock as a net exercise, only 268,789 shares of common stock were issued during 2000, with 52,789 issued in 1999, for a total of 321,578 issued as a result of the private placement warrants.

During 2000, employee and director options representing 102,304 shares of common stock were exercised.

In 2001, employee and director options representing 297,684 shares of common stock were exercised.  Non-plan options representing 149,589 shares of common stock granted to the shareholders and plant manager of Frescala Foods, Inc. as part of the March 1999 acquisition were also exercised at $2.33 per share resulting in proceeds of $348,542.  In addition, warrants representing 3,786 potential shares with an exercise price of $6.50 and an expiration date of May 1, 2003, were exercised.  Since the warrants were converted into stock as a net exercise, only 523 shares of common stock were issued.  These warrants were originally issued in connection with a July 1996 private placement in which the Company issued warrants to purchase up to 400,750 shares of common stock. Warrants representing up to 396,964 shares of common stock remain unexercised in connection with the July 1996 private placement.  Additionally during 2001, 5,875 employee stock purchase plan shares were issued.

During 2002, employee and director options representing 224,204 shares of common stock were exercised for proceeds of $603,099.  Non-plan options representing 150,411 shares of common stock granted to the shareholders and plant manager of Frescala Foods, Inc. as part of the March 1999 acquisition were also exercised, resulting in proceeds of $350,458.  In addition, warrants with an exercise price of $6.50 and an expiration date of May 1, 2003, representing 47,414 shares of Company common stock were exercised as parts of net exercises, with no cash proceeds to the Company.  These warrants were originally issued in connection with a July 1996 private placement in which the Company issued warrants to purchase up to 400,750 shares of common stock. Warrants representing up to 242,171 shares of common stock remain unexercised in connection with the July 1996 private placement.  Additionally, 7,670 employee stock purchase plan shares were issued with proceeds of $35,820.

Employee Stock Purchase Plan

In October 1994, the Company’s Board of Directors adopted a qualified employee stock purchase plan.  Under the purchase plan, eligible employees (those who have completed one year of continuous employment with the Company) may purchase shares of the Company’s common stock through payroll deductions not to exceed 10% of gross wages.  The Company has reserved 200,000 shares of its common stock for issuance under the purchase plan, which remains in effect until terminated by the Company’s Board of Directors, or until all of the shares reserved for under the purchase plan have been issued.  Unless the Board has otherwise provided a higher amount prior to the commencement of an offering period, the offering exercise price for each purchase period is 85% of the lesser of (a) the fair market value of the shares on the offering date of such offering period or (b) the fair market value of the shares on the given purchase date.  There were 3,006, 5,875 and 7,670 shares of common stock issued under the plan in 2000, 2001 and 2002, respectively.  At December 29, 2002, there were 177,391 available shares remaining under the plan.

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

Options to purchase 1,500,890, 1,527,250 and 1,528,385 shares of common stock were outstanding at year-end 2000, 2001, and 2002, respectively (see Note 7).  A total of 1,465,590 options were included in the 2000 computation of diluted earnings per share, with 35,300 excluded, because exercise prices were greater than the average market price of the common shares.  During 2001, a total of 1,465,250 options were included in the computation of diluted earnings per share, with 62,000 excluded, because of exercise prices.  At 2002 year-end a total of 1,423,885 options were included in the computation of diluted earnings per share, with 104,500 excluded, because of exercise prices. Warrants to purchase 400,750, 396,964, and 242,171 shares were outstanding at year-end 2000, 2001, and 2002, respectively (see Note 7).  During 2000, no warrants representing shares on common stock were included, with warrants representing 400,750 shares of common stock excluded, because of exercise prices.  At year-end 2001 no warrants representing shares on common stock were included, with warrants representing 396,964 shares of common stock excluded, because of exercise prices.  At year-end 2002 no warrants representing shares on common stock were included, with warrants representing 242,171 shares of common stock excluded, because of exercise prices.

7.                                      Warrants and Stock Options

Warrants

In April 1996, the Company issued warrants to purchase 400,750 shares of its common stock at $6.50 per share in connection with a placement of 916,000 shares of common stock.  The warrants, with an estimated original value of $137,400, are valid for seven years, expire in April 2003, and include registration rights for the related shares, which were registered effective October 24, 1997.  During 2001, warrants representing 3,786 potential shares of common stock were exercised, leaving warrants representing 396,964 potential shares of common stock outstanding at year-end 2001.

During 2002, additional warrants representing 47,414 shares of company common stock from 154,793 warrants were exercised as parts of net exercises, with no cash proceeds to the Company. Through 2002 a total of 47,937 shares of common stock had been issued as a result of the exercise of 158,579 warrants. Warrants representing up to 242,171 shares of common stock remain unexercised at December 29, 2002 in connection with the July 1996 private placement.

In March 1997, the Company issued warrants for 532,800 shares of its common stock at $2.25 per share in connection with a private placement of 1,600,000 shares of common stock.  The warrants, with an estimated original value of $271,700, were valid for three years, expired in March, 2000, and included registration rights for the related shares which were part of the Company’s S-3 which was effective October 24, 1997.  Warrants representing a total of 86,987 and 445,813 potential shares were exercised in 1999 and 2000, respectively (See Note 6).  Some of the warrants exercised were part of net exercises.  Therefore, only 321,578 shares resulted from the exercise of the 532,800 warrants.  As of December 31, 2000, none of the March 1997 warrants remained outstanding.

Stock Option Plan

Effective August 31, 1993, the Company’s Board of Directors adopted a stock option plan, subsequently amended and restated, which provides for the granting of incentive stock options or non-qualified stock options to eligible employees, consultants and outside directors.  The Company initially reserved 1,200,000 shares of its common stock for issuance under the plan.  The plan provides that the option price shall not be less than the fair market value of the shares on the date of grant; therefore, no compensation expense is recorded for employees, unless the market price exceeds the strike price on the day of grant.  Compensation or other expense is recorded for any non-employee grants at fair value of the option award.  Options generally vest over a period of one to three years and may be exercised for a period of up to ten years.  In January of 1998, the Company filed a Form S-8 to register up to 540,000 additional shares of common stock eligible to be issued pursuant to the Plan to increase the total number of registered shares to 1,740,000. The Plan was amended in July 1998 to allow two years from date of a transfer of control for the exercise of options for those employees and directors not retained after the transfer of control.  On April 23, 1999, the Company filed an S-8 to register 300,000 shares of common stock associated with options issued outside of the Plan, in conjunction with the March 12, 1999 purchase of the operating assets of Frescala Foods, Inc.  During 2001, the Company issued additional options to purchase up to 155,200 shares outside of the Plan.  Management registered these shares in 2002 as part of an S-8 for 180,000 potential shares (the “Nonstatutory Plan”). An additional 1,500,000 shares was reserved by a vote of the Company’s stockholders at its July 30, 2002 annual meeting and the plan was amended to expire April 30, 2012.  As of December 29, 2002, the Company had 1,468,937 shares available under the Plan, and 33,800 available as part of the Nonstatutory Plan.

The following table shows activity in outstanding options during 2000, 2001, and 2002:

	2000		2001		2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise

Outstanding at beginning of year	1,222,395	$2.29	1,500,890	$2.54	1,527,250	$3.91
Granted	437,300	3.30	532,200	6.41	400,800	6.47
Exercised	(102,304)	1.60	(447,273)	2.17	(374,615)	2 54
Canceled or expired	(56,501)	4.81	(58,567)	4.67	(25,050)	5.30
Outstanding at end of year	1,500,890	$2.54	1,527,250	$3.91	1,528,385	$4.90

Options exercisable at year end	1,008,589	$2.15	847,634	$2.47	951,485	$3.96

Weighted average fair value of options granted during the year		$1.98		$3.00		$4.26

The following table shows information for options outstanding or exercisable as of December 29, 2002

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$1.13 - 2.63	237,400	4.4 years	$1.77/share	237,400	4.4 years	$1.77/share
$2.94 - 4.94	309,735	6.8 years	$3.00/share	309,735	6.8 years	$3.00/share
$5.00 - 6.05	263,750	8.3 years	$5.16/share	130,750	7.4 years	$4.70/share
$6.20 - 6.45	228,050	9.6 years	$6.07/share	15,000	8.3 years	$6.18/share
$6.45 - 6.45	1,500	9.8 years	$6.45/share	—	—	—
$6.55 - 6.55	284,700	8.8 years	$6.55/share	212,350	8.8 years	$6.55/share
$6.63 - 9.42	203,250	8.9 years	$7.48/share	46,250	7.4 years	$6.94/share
Total	1,528,385	7.8 years	$4.90/share	951,485	6.8 years	$3.96/share

The table on the following page provides information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 29, 2002, including the Monterey Pasta Company 1993 Stock Option Plan, the Monterey Pasta Company 1995 Employee Stock Purchase Plan (See Note 6) and the Monterey Pasta Company 2001 Nonstatutory Stock Option Plan.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,378,685	(1)	$4.72	1,646,328
Equity compensation plans not approved by security holders	149,700	(2)	$6.65	33,800
Total	1,528,385		$4.90	1,680,128

(1)                                  Issued under the Monterey Pasta Company 1993 Stock Option Plan and the Monterey Pasta Company 1995 employee Stock Purchase Plan

(2)                                  Issued to Company employees under the Monterey Pasta Company 2001 Nonstatutory Stock Option Plan (154,200 at $6.55)

8.                                      Income Taxes

The Company’s income tax benefit (provision) consists of:

	2000	2001	2002
Current:

Federal	$(244,500)	$(618,100)	$(263,088)
State	(155,400)	(134,732)	(156,828)
Total	(399,900)	(752,832)	(419,916)

Deferred:

Federal	(221,100)	(1,919,400)	3,366,239
State	730,100	(264,100)	(108,003)
Total	509,000	(2,183,500)	3,258,236

Net tax benefit (expense)	$109,100	$(2,936,332)	$2,838,320

A reconciliation between the Company’s effective tax rate and U.S. Federal income tax rate on loss from continuing operations follows:

	2000	2001	2002
Federal statutory rate	34.0%	34.0%	34.0%

State income taxes, net of effect on Federal income taxes	4.3	2.8	1.5

Reversal of Federal and State valuation allowances	(40.3)	—	(78.6)

Other	.2	3.1	.4

Effective income tax rate	(1.8)%	39.9%	(42.7)%

The valuation allowance for 2000, 2001, and 2002 was increased (reduced) by ($7,512,000), $6,008,000, and ($5,196,000), respectively.  During 2000, reserves against certain deferred tax assets totaling $2,400,000 were removed as operations continued to be profitable following losses in earlier years.  During 2001, the Company restored certain deferred tax assets totaling $7.4 million, which had been removed from the 2000 schedule in error, along with related valuation allowances in the same amounts.  These changes had no net effect on tax expense or deferred tax assets.  During 2002, the Company completed its evaluation of the likelihood of realizing certain net operating losses (NOLs) arising in connection with its previously-owned subsidiary Upscale Food Outlets, Inc. (UFO).  As a result, reserves against these deferred tax assets totaling $5,196,000 were released and offset against income tax expense.  This benefit, together with permanent differences and other current tax effects, resulted in a net year-to-date income tax benefit of $2,838,000.  Utilization of these NOLs and other deferred tax assets offset substantially all of the federal taxes otherwise payable for 2002.  As of December 29, 2002, remaining net deferred tax assets available to offset future cash taxes are $4,068,000 short term and $765,000 long term.

As a result of this evaluation and resulting release of reserves, future income tax expense will be accrued at a more “normalized” combined Federal and State statutory rate less certain tax credits and timing differences.

The future disallowance of any previous UFO NOL usage, if it occurs, would increase both income tax expense and amounts actually payable.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax assets are as follows:

	2001	2002
Federal loss carryforwards	$6,008,000	$4,209,700
Accumulated depreciation and Amortization	322,600	194,300
Alternative minimum tax credit carryovers	384,000	252,000
State income and franchise taxes, net of
effect on Federal income taxes	499,100	444,200
Reserves against receivables	103,900	179,300
Other	266,400	295,800
	7,584,000	5,575,300
Less valuation allowance	(6,008,500)	(741,600)

Net deferred tax assets	$1,575,500	$4,833,700

As of December 29, 2002, the Company has Federal NOLs totaling $12.3 million, which expire in varying amounts through 2012.  Should more than a 50% change in Company ownership occur within a three-year period, utilization of these losses to reduce future years’ taxable income would be further limited. State income and franchise deferred tax assets include approximately $228,000 in California Manufacturer’s Tax Credits available to offset future California income taxes, expiring in varying amounts through 2012.

The Company realizes tax benefits as a result of the exercise of non-qualified stock options and the exercise and subsequent sale of certain incentive stock options (disqualifying dispositions). For financial reporting purposes, any reduction in income tax obligations as a result of these tax benefits is credited to additional paid-in capital. In the years 2000, 2001, and 2002 tax benefits of disqualifying dispositions totaling $117,400, $562,200, and $494,080 respectively have been credited to stockholders’ equity.

9.                                      Litigation and Contingencies

As of December 29, 2002, there are no other material pending legal proceedings, other than ordinary, routine litigation incidental to the Company’s business, to which the Company is a party or to which any of its property is subject (see Note 17 for subsequent event).

10.                               Slotting and Advertising Costs

These expenses relate primarily to slotting fees paid or credited to grocery chains for shelf space allocations.  In accordance with EITF 01-09 “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products,” these expenses were reclassified from SG&A in 2001 and 2000 to conform with the 2002 treatment where they are offset against revenues.  These expenses totaled $1,705,000, $2,168,000, and $2,178,000, in 2000, 2001, and 2002, respectively.

11.                               Significant Customers

Costco and Sam’s Club (including Wal-Mart Supercenters) stores each accounted for portions of total revenues as follows:

	2000	2001	2002
Costco	50%	48%	43%
Sam’s Club stores	30%	31%	31%

At December 30, 2001, and December 29, 2002, Costco and Sam’s Club stores accounted for the following concentration of accounts receivable:

	2001	2002
Costco	35%	35%
Sam’s Club stores	41%	33%

The Company currently sells its products to eight separate Costco regions which make purchasing decisions independently of one another.  On a regular basis, these regions re-evaluate the products carried in their stores.  There can be no assurance that these Costco regions will continue to offer Monterey Pasta’s products in the future or continue to allocate Monterey Pasta the same amount of shelf space.  Purchasing decisions for Sam’s Club stores (“Sam’s”) and Wal-Mart Supercenters, the Company’s second largest customer, are made at their respective head offices with input from the stores.  While the Company is in the sixth year of its relationship with Sam’s, it is in the first year of its relationship with Wal-Mart.  There can be no assurance that Sam’s or Wal-Mart will continue to carry the Company’s products.  Currently, the loss of either Costco or Sam’s would materially adversely affect the Company’s business operations.  The loss of Wal-Mart separate from Sam’s would have a much less material adverse impact on the Company.

No other single customer accounted for more than 10% of revenues or accounts receivable.

12.                               Supplemental Cash Flow information

	2000	2001	2002
Cash payments:
Interest	$43,954	$4,719	$5,134
Income Taxes	265,786	230,975	(119,763)

Non-cash Financing and Investing Activities:
Purchase of leased equipment	—	10,954	—

13.                               Employee Benefit Plan

In 1996, the Company instituted a 401(k) Plan covering substantially all full-time employees with six months of service.  Under the Plan, employees may elect to defer up to 15% of compensation (subject to certain limitations).  Prior to 2003 the Company matched one-half of employee contributions up to 6% of compensation.  Beginning in January 2003 the Company adopted a Safe Harbor Plan and will match employee contributions up to 4% of compensation.  In addition, the Company may make an annual discretionary profit-sharing contribution.  Employee contributions, Company matching contributions and related earnings are always 100% vested.  Company profit-sharing contributions and related earnings vest 20% a year, with 100% vesting after five years of service.  During 1999, 2000 and 2001, the Company’s expense for matching contributions was $91,806, $109,619 and $121,507, respectively; there were no profit-sharing contributions for 2000, 2001, or 2002.

14.                               Quarterly Information (unaudited)

The summarized quarterly financial data presented on the following page reflect all adjustments which, in the opinion of management, are of a normal and recurring nature necessary to present fairly the results of operations for the periods presented.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	2001
Year Ended 2001

Net revenue	$14,180,192	$13,396,464	$14,408,439	$15,001,817	$56,986,912

Gross profit	5,165,744	4,514,368	5,025,487	5,812,127	20,517,726
Operating income	1,950,354	1,326,867	1,757,410	2,201,304	7,235,935

Net income	$1,225,036	$832,535	$1,099,286	$1,272,133	$4,428,990

Basic earnings per common share	$0.09	$0.06	$0.08	$0.09	$0.33

Diluted earnings per common share	$0.09	$0.06	$0.08	$0.09	$0.31

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	2002
Year Ended 2002

Net revenue	$16,062,327	$13,794,029	$16,568,577	$15,253,814	$61,678,747

Gross profit	6,087,142	4,918,803	6,182,915	5,072,860	22,261,720
Operating income	2,274,967	1,212,189	1,988,798	1,132,055	6,608,009

Net income	$1,986,472	$1,100,410	$5,543,411	$860,912	$9,491,205

Primary earnings per common share	$0.14	$0.08	$0.39	$0.06	$0.68

Diluted earnings per common share	$0.14	$0.07	$0.38	$0.06	$0.65

15.                               Goodwill and Other Intangible Assets

Goodwill and other intangible assets consist of:

	Year-end 2001	2002 Additions	Year-end 2002
Trademark and Tradenames	$204,376	$615,000	$819,376
Customer list	—	1,500,000	1,500,000
Other intangibles	262,684	194,293	456,977
Goodwill and other intangibles not separately quantifiable	1,709,784	3,353,322	5,063,106
	$2,176,844	5,662,615	$7,839,459
Less accumulated amortization	804,005	127,087	931,092
Net intangible assets	$1,372,839	$5,535,528	$6,908,367

All of the Company’s business combinations were accounted for using the purchase method.  As of December 29, 2002, the net carrying amount of goodwill was $4,669,000 and other intangible assets was $2,239,000.  Amortization expense for 2002 was $127,000.  Due to the adoption of SFAS 142, and prior to the Emerald Valley acquisition (See Note 16), the Company estimated that amortization expense for 2002 from businesses acquired prior to December 30, 2001 would have declined to approximately $47,000 for the year, a reduction of approximately $171,000 compared with amortization expected prior to the adoption of SFAS 142.  The Company performed transitional impairment testing as required by SFAS 142 at the end of the second quarter of 2002 to determine if any writedowns were necessary, with no impairment adjustments needed.

The following table reflects consolidated results of operations as though the adoption of SFAS 141 and 142 occurred as of the beginning of the twelve-month periods ended December 31, 2000, December 30, 2001, and December 29, 2002

	For the Years-ended
	12-31-2000	12-30-2001	12-29-2002
Net income as reported	$6,141,100	$4,429,000	$9,491,200
Add back goodwill and indefinite-life intangibles amortization	171,100	170,300	—
Net earnings as adjusted	$6,312,200	$4,599,300	$9,491,200

Basic income per common share:
As reported	$0.46	$0.33	$0.68
As adjusted	$0.47	$0.34	$0.68
Diluted income per common share:
As reported	$0.44	$0.31	$0.65
As adjusted	$0.45	$0.32	$0.65

The following table reflects the components of trademarks and other intangible assets as of December 29, 2002.  Total amortization expense for the year-ended December 29, 2002 was $127,000.

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
License agreements, recipes, and customer list	$2,176,353	$537,240	$1,639,113
Non-amortized intangible assets:
Trademark	600,000	—	600,000
Total gross and net carrying amounts	$2,776,353	$537,240	$2,239,113

Following is table of estimated amortization expense for the next five years:

Year	Estimated Amortization Expense
2003	$207,000
2004	198,400
2005	191,500
2006	178,400
2007	170,200

16.                             Business Acquisitions

The Nate’s Purchase

On December 8, 2000, the Company purchased the Nate’s polenta business of South San Francisco, California for consideration of $469,000, of which $19,000 was allocated to inventory, plus related acquisition costs of $31,000.  The remaining $481,000 was charged to goodwill.  The addition of Nate’s provided up to six more refrigerated SKUs in over 700 stores.

The Emerald Valley Purchase

On August 23, 2002 the Company purchased the operating assets and inventory of Emerald Valley Kitchen, Inc. (“Emerald Valley”), a Eugene, Oregon based producer of organic fresh salsas, dips, hummus, and sauces with over 90% retail chain distribution. The Company considered this purchase an opportunity to enter the rapidly growing organic food market.  The consideration to the sellers consisted of $5,744,000 in cash.  Additionally, the Emerald Valley owners are eligible to receive an earn-out based upon Emerald Valley Earnings before Interest, Taxes, Depreciation, and Amortization (“EBITDA”) above a predetermined level for the first five years after the acquisition date.  The earn-out will be calculated annually at the end of successive twelve-month periods following acquisition and any amounts due will be treated as additional purchase price.  Funding for the transaction came from existing cash balances.

The total consideration of $5,744,000, plus related acquisition costs of $188,000, was allocated as follows: The trademark, which has been included in intangible assets, will continue to be used for an indefinite period.  Therefore, this asset will not be amortized on a monthly basis, but will be tested for impairment annually in keeping with SFAS 142.  Recipes will be amortized over a three-year life.  The customer list will be amortized over a ten-year life.

Inventories	$299,000
Fixed assets	120,000
Customer List	1,500,000
Trademark	600,000
Recipes	60,000
Goodwill	3,353,000
Total acquisition cost	$5,932,000

17.                             Subsequent Event

On February 14, 2003, the Company became aware that a press release had been issued by the law firm of Bull & Lifshitz, LLP.  The press release stated that a securities class action lawsuit had been filed against the Company in the United States Court for the Northern District of California on behalf of purchasers of the Company’s common stock between the period July 11, 2002 and December 16, 2002, inclusive ( the “class period”).  The press release stated that the complaint alleges that the defendant violated sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 promulgated thereunder by allegedly issuing a series of materially misleading statements to the market during the class period, thereby artificially inflating the price of the Company’s stock, and that plaintiff, who is not identified in the press release, seeks to recover damages on behalf of all acquirers of the Company’s stock during the class period.  The Company has not been served with, nor seen the complaint as of the time of this filing.

SCHEDULE II
MONTEREY PASTA COMPANY
VALUATION AND QUALIFYING ACCOUNTS

	Balance, Beginning of 2000	Additions - Charged to Costs and Expense	Deductions - Write-offs Charged to Reserves	Balance, End of 2000

Allowances against Receivables — Spoils, Returns, Adjustments And Bad Debts	$136,127	$476,341	$370,167	$242,301

Inventory Reserves — Spoils and Obsolescence	27,500	—	—	27,500

	Balance, Beginning of 2001	Additions - Charged to Costs and Expense	Deductions - Write-offs Charged to Reserves	Balance, End of 2001

Allowances against Receivables — Spoils, Returns, Adjustments And Bad Debts	$242,301	$1,331,337	$1,268,155	$305,483

Inventory Reserves — Spoils and Obsolescence	27,500	111,000	111,000	27,500

	Balance, Beginning of 2002	Additions - Charged to Costs and Expense	Deductions - Write-offs Charged to Reserves	Balance, End of 2002

Allowances against Receivables — Spoils, Returns, Adjustments and Bad Debts	$305,483	$2,564,897	$2,343,031	$527,349

Inventory Reserves — Spoils and Obsolescence	27,500	42,000	—	69,500

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of San Francisco, State of California, on the 14th day of February, 2002

MONTEREY PASTA COMPANY

By:	/s/ James. M. Williams
James M. Williams
President and Chief Executive Officer

By:	/s/ STEPHEN L. BRINKMAN
Stephen L. Brinkman
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated and on the dates indicated.

Name	Title	Date

/s/R. LANCE HEWITT	Chairman and Director	February 12, 2003
R. Lance Hewitt

/s/CHARLES B. BONNER	Director	February 12, 2003
Charles B. Bonner

/s/F. CHRISTOPHER CRUGER	Director	February 12, 2003
F. Christopher Cruger

/s/MICHAEL P. SCHALL	Director	February 12, 2003
Michael P. Schall

/s/VAN TUNSTALL	Director	February 12, 2003
Van Tunstall

/s/JAMES WONG	Director	February 12, 2003
James Wong

/s/WALTER L. HENNING	Director	February 12, 2003
Walter L. Henning

/s/R. LANCE HEWITT	Chairman of the Board	February 12, 2003
R. Lance Hewitt

/s/STEPHEN L. BRINKMAN	Chief Financial Officer,	February 12, 2003
Stephen L. Brinkman	Secretary, and Director

CERTIFICATIONS

I, James M. Williams certify that:

1.                                       I have reviewed this annual report on Form 10-K of Monterey Pasta Company (the “Registrant”);

2.                                       Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.                                       Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4.                                       The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of February 6, 2003; (the “Evaluation Date”) and

(c) presented in this annual report our conclusions about the effectiveness of the Registrant’s disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of the Registrant’s board of directors:

(a) all significant deficiencies in the design or operation of disclosure controls and procedures which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in disclosure controls and procedures; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s disclosure controls and procedures; and

6.                                       The Registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in disclosure controls and procedures or in other factors that could significantly affect the disclosure controls and procedures subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 12, 2003	/s/ James M. Williams
James M. Williams
President and Chief Executive Officer

I, Stephen L. Brinkman, certify that:

1.                                       I have reviewed this annual report on Form 10-K of Monterey Pasta Company (the “Registrant”);

2.                                       Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.                                       Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4.                                       The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of February 6, 2003; (the “Evaluation Date”) and

(c) presented in this annual report our conclusions about the effectiveness of the Registrant’s disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of the Registrant’s board of directors:

(a) all significant deficiencies in the design or operation of disclosure controls and procedures which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in disclosure controls and procedures; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s disclosure controls and procedures; and

6.                                       The Registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in disclosure controls and procedures or in other factors that could significantly affect the disclosure controls and procedures subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 12, 2003	/s/ Stephen L. Brinkman
Stephen L. Brinkman
Chief Financial Officer

Index to Exhibits
3.1	Certificate of Incorporation dated August 1, 1996 (incorporated by reference from Exhibit B to the Company’s 1996 Proxy)
3.2	Bylaws of the Company (incorporated by reference from Exhibit C to the 1996 Proxy)
4.1	Form of Warrant for purchase of the Company’s Common Stock, dated as of July 1, 1996 (incorporated by reference from Exhibit 4.5 filed with the Company’s 1996 Form S-3)
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
10.37

Asset Purchase Agreement dated as of December 8, 2001, by and among the Company and the shareholders of Elena’s Food Specialties, Inc. (incorporated by reference to Exhibit 10.37 filed with the Company’s 2001 Form 10-K)

10.38

Limited License for use of Nate’s brand dated as of December 8, 2001, by and among the Company and the shareholders of Elena’s Food Specialties, Inc. (incorporated by reference to Exhibit 10.38 filed with the Company’s 2001 Form 10-K)

10.39

Fifth Amendment to Credit Agreement between the Company and Imperial Bank dated August 2, 1999 (incorporated by reference to Exhibit 10.39 in the Company’s April 1, 2001 Quarterly Report on Form 10-Q filed on May 7, 2001)

10.40

Lease Extension and Modification Agreement between the Company and Marco Warehouse d.b.a. Salinas Valley Public Warehouse dated September 1, 2001 (incorporated by reference to Exhibit 10.40 in the Company’s September 30, 2001 Quarterly Report on Form 10-Q filed on November 7, 2001)

10.41

Royalty Agreement dated January 18, 2002 between Company and Toscana Foods, LLC for ravioli with unique rough chopped filling (incorporated by reference to Exhibit 10.41 in the Company’s June 30, 2002 Quarterly Report on Form 10-Q filed on August 9, 2002)

10.42

Asset Purchase Agreement dated August 23, 2002 by and among the Company and the shareholders of Emerald Valley Kitchen, Inc. (incorporated by reference from Exhibit 10.42 filed with the Company’s 8-K on August 30, 2002)

10.43

Commercial lease dated August 23, 2002 between the Company and Mel Bankoff for plant, warehouse and office space in Eugene, Oregon (incorporated by reference from Exhibit 10.43 filed with the Company’s 8-K on August 30, 2002)

10.44	Commercial lease dated January 3, 2003 between the Company and Conrad Family Trust for office space in Salinas, Monterey County, California
23.1	Consent of BDO Seidman, LLP
99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Management contract or compensatory plan or arrangement covering executive officers or directors of the Company and its former subsidiary, Upscale Food Outlets, Inc.