Form 10-Q
period 2003-03-30
MONTEREY PASTA CO
filed 2003-05-09
CIK 913032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 30, 2003.

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

Yes ☒	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

At May 9, 2003, 14,202,865 shares of common stock, $.001 par value, of the registrant were outstanding.

MONTEREY PASTA COMPANY

FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

MONTEREY PASTA COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 30, 2003	December 29, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,019,624	$6,838,244
Accounts receivable, net	6,889,239	6,058,710
Inventories	3,922,946	3,723,072
Deferred tax assets – short term	3,921,959	4,068,400
Prepaid expenses and other	1,109,847	1,048,120

Total current assets	21,863,615	21,736,546

Property and equipment, net	15,151,255	14,254,574
Deferred tax assets – long term	390,300	765,300
Goodwill, net	4,671,754	4,669,254
Intangible assets, net	2,164,349	2,239,113
Deposits and other	162,777	134,694

Total assets	$44,404,050	$43,799,481

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,180,085	$3,201,470
Accrued liabilities	1,342,706	1,639,918
Current portion of debt	6,169	14,964

Total current liabilities	4,528,960	4,856,352

Long-term debt	—	1,785

Commitments and contingencies

Stockholders’ equity:
Common stock	14,203	14,196
Additional paid-in capital	44,540,794	44,518,855
Accumulated deficit	(4,679,907)	(5,591,707)
Total stockholders’ equity	39,875,090	38,941,344

Total liabilities and stockholders’ equity	$44,404,050	$43,799,481

The accompanying notes are an integral part of these consolidated financial statements.

MONTEREY PASTA COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended
	March 30, 2003	March 31, 2002

Net revenues	$16,077,232	$16,062,327
Cost of sales	10,492,634	9,975,185
Gross profit	5,584,598	6,087,142

Selling, general and administrative	4,124,744	3,812,175

Operating income	1,459,854	2,274,967

Loss on disposition of assets	—	(67,880)
Other income, net	176	7,225
Interest income, net	22,570	43,042
Income before provision for income taxes	1,482,600	2,257,354

Provision for income taxes	(570,801)	(270,882)

Net income	$911,799	$1,986,472

Basic and diluted income per share	$0.06	$0.14

Primary shares outstanding	14,200,588	13,860,540
Diluted shares outstanding	14,412,116	14,599,802

The accompanying notes are an integral part of these consolidated financial statements.

MONTEREY PASTA COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 30, 2003	March 31, 2002
Cash flows from operating activities:
Net income from operations	$911,799	$1,986,472
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred income taxes	521,441	—
Depreciation and amortization	537,150	404,953
Provisions for allowances for bad debts, returns, adjustments and spoils	(148,743)	67,240
Loss on disposition of property and equipment	—	67,880
Changes in assets and liabilities:
Accounts receivable	(681,786)	(334,165)
Inventories	(299,874)	(458,065)
Prepaid expenses and other	10,190	165,400
Accounts payable	(21,385)	1,252,594
Accrued liabilities	(297,212)	(120,608)
Net cash provided by operations	531,580	3,031,701

Cash flows from investing activities:
Purchase of property and equipment	(1,359,067)	(1,136,092)
Purchase of trademark, recipes and rights	(2,500)	(112,177)
Net cash used in investing activities	(1,361,567)	(1,248,269)

Cash flows from financing activities:
Repayment of long-term debt and capital lease obligations	(10,580)	(7,730)
Proceeds from issuance of common stock	21,947	507,143
Net cash provided by financing activities	11,367	499,413

Net (decrease) increase in cash and cash equivalents	(818,620)	2,282,845

Cash and cash equivalents, beginning of period	6,838,244	7,232,128
Cash and cash equivalents, end of period	$6,019,624	$9,514,973

Supplemental Cash Flow information

	March 30, 2003	March 31, 2002
Cash payments:
Interest	$335	$2,221
Income Taxes	49,360	13,655

The accompanying notes are an integral part of these consolidated financial statements.

MONTEREY PASTA COMPANY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.                                      Basis of Presentation

The condensed consolidated financial statements have been prepared by Monterey Pasta Company (the “Company”) and are unaudited.  Certain amounts shown in the 2002 financial statements have been reclassified to conform to the current presentation.  The financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not necessarily include all information and footnotes required by generally accepted accounting principles and should be read in conjunction with the Company’s 2002 Annual Report on Form 10-K.   In the opinion of the Company, all adjustments necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows as of March 30, 2003, and for the three months then ended, have been recorded.  A description of the Company’s accounting policies and other financial information is included in the audited consolidated financial statements as filed with the Securities and Exchange Commission in the Company’s Form 10-K for the year ended December 29, 2002.  The consolidated results of operations for the interim quarterly periods are not necessarily indicative of the results expected for the full year.

For quarterly reporting purposes the Company employs a 4-week, 4-week, 5-week reporting period.  The fiscal year ends on the last Sunday of each calendar year (52/53-week year).  The 2002 fiscal year contained 52 weeks and ended on December 29.  The current fiscal year contains 52 weeks and will end on December 28, 2003.

2.                                      Business Acquisition and Statement of Cash Flows

On August 23, 2002, the Company purchased the operating assets and inventory of Emerald Valley Kitchen, Inc. a Eugene, Oregon based producer of organic salsas, dips, hummus, and sauces with over 90% of its sales to retail chains. The Company considered this purchase an opportunity to enter the rapidly growing organic food market.  The consideration to the sellers consisted of $5,744,000 in cash.  Additionally, the Emerald Valley owners are eligible to receive an earn-out based upon Emerald Valley Earnings before Interest, Taxes, Depreciation, and Amortization (“EBITDA”) above predetermined levels starting at $979,000 for the first five years after the acquisition date.  The earn-out will be calculated annually at the end of successive twelve-month periods following acquisition.  Funding for the transaction came from existing cash balances.

3.                                      New Accounting Pronouncements

In July 2002 the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This Statement also establishes that fair value is the objective for initial measurement of the liability.  Severance pay under SFAS 146, in many cases, would be recognized over time rather than up front. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002.  The adoption of this Statement did not have a material impact on the Company’s financial condition or results of operations.

In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” which provides alternative methods of transition for a voluntary change to fair value based method of accounting for stock-based employee compensation as prescribed in SFAS 123 “Accounting for Stock Based Compensation.” Additionally, SFAS 148 requires more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The provisions of this Statement are effective for fiscal years ending after December 15, 2002.  The adoption of this Statement did not have a material impact on the Company’s financial condition or results of operations.

In November 2002, the FASB issued FASB Interpretation (FIN) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 requires a guarantor to recognize, at the inception of a qualified guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN No. 45 is effective on a prospective basis for qualified guarantees issued or modified after December 31, 2002.  The adoption of this Interpretation did not have a material impact on the Company’s financial condition or results of operations.

In January 2003 the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which requires the consolidation of certain special purpose or variable interest entities. FIN 46 is applicable to financial statements issued after 2002, however, disclosures are required currently if the Company expects to consolidate any variable interest entities. The Company has no variable interest entities and therefore, there are no entities that will be consolidated with the Company’s financial statements as a result of FIN 46.

4.                                      Inventories

Inventories consisted of the following:

	March 30, 2003	December 29, 2002

Production - ingredients	$1,685,556	$1,280,970
Production - finished goods	1,383,043	1,538,465
Paper goods and packaging materials	936,315	940,960
Operating supplies	32,532	32,177
	$4,037,446	$3,792,572
Reserve for spoils and obsolescence	(114,500)	(69,500)
Net inventories	$3,922,946	$3,723,072

5.                                    Property and Equipment

Property and equipment consisted of the following:

	March 30, 2003	December 29, 2002

Machinery and equipment	$15,943,148	$15,965,795
Leasehold improvements	4,981,724	4,970,075
Computers, office furniture and equipment	857,614	724,198
Vehicles	363,748	363,748
	22,146,234	22,023,816
Less accumulated depreciation and amortization	(8,451,725)	(7,989,339)
	13,694,509	14,034,477
Construction in progress	1,456,746	220,097
Property, plant and equipment, net	$15,151,255	$14,254,574

The Company has construction is progress commitments at March 30, 2003 to complete a spiral chiller in the amount of $55,000, and in the amount of $200,000 to complete a prepared foods line.

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

The terms of the Credit Facility prohibit the payment of cash dividends (except with written approval) on the Company’s capital stock and restricts payments for, among other things, repurchasing shares of its capital stock.  Other terms of the Credit Facility limit the Company with respect to, among other things, (i) incurring additional indebtedness,  (ii) adversely changing the capital structure, and (iii) acquiring assets other than in the normal course of business including specific limits on annual capital expenditures (currently $4.25 million).  As of March 30, 2003, there were no violations of any loan covenants and no loans outstanding.

7.                                      Income Taxes

Deferred tax assets, principally related to the expected benefit from utilization of net operating loss carryforwards (“NOLs”), offset most of the estimated book taxes, with actual cash tax payments of $49,000 year-to-date made during the first quarter.  Deferred tax assets remaining on the Balance Sheet at the end of the first quarter to offset future income tax liabilities, are $3,923,000 short term and $390,000 long term (See “Results of Operations,” page 10 for more information on current year’s tax accrual).

8.                                      Litigation

On February 13, 2003, a purported securities class action complaint was filed in the Northern District of California, Wietschner v. Monterey Pasta Company et al., No. C 03-00632 MJJ.  On March 12, 2003, a second purported securities class action complaint was filed in the same District, and related to the first-filed case, Moore-Warner v. Monterey Pasta Company et al., No. C 03-1072 MJJ.  The complaints purport to be brought on behalf of a class of all persons who purchased the common stock of the Company from July 11, 2002 through December 16, 2003.  The complaints allege that the Company and two of its officers and directors issued false statements regarding expected earnings and revenues, in violation of Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934.  No specific amount of damages is claimed.  The Company will respond to the lawsuits once a lead plaintiff is appointed and a consolidated or operative complaint is filed or designated.

On February 20, 2003, a purported shareholder derivative complaint was filed in the Superior Court, County of Monterey, Imperial County Employees’ Retirement System v. Hewitt et al., No. M63679.  The complaint alleges claims for breach of fiduciary duty, gross negligence, waste, and abuse of control against the directors of the Company, based in substantial part on the same allegations as the securities class action complaints.  No specific amount of damages is claimed.  On April 15, 2003, the Company and the individual defendants moved to dismiss the Complaint.

Management believes that the allegations in the above referenced cases are without merit and intends to contest them vigorously.  The Company will incur legal fees in defending the lawsuits.

There are no other material pending legal proceedings, other than ordinary, routine litigation incidental to the Company’s business, to which the Company is a party or to which any of its property is subject.

9.                                      Stockholders’ Equity

During the first quarter of 2003, 6,474 employee stock purchase plan shares were issued.

We account for employee stock options using the intrinsic value method. We have no current plans to change our accounting.  If the fair value method of accounting had been applied, our results would have been:

	Quarter ending
	3/30/03	3/31/02

Pro forma impact of fair value method
Reported net income	$912	$1,986
Less: fair value impact of employee stock compensation	(321)	(263)

Pro forma net income	$591	$1,723

Earnings per common share
Basic—as reported	$0.06	$0.14
Diluted—as reported	$0.06	$0.14
Basic—pro forma	$0.04	$0.12
Diluted—pro forma	$0.04	$0.12

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

Other than the historical facts contained herein, this Quarterly Report contains forward-looking statements that involve substantial risks and uncertainties.  For a discussion of such risks and uncertainties, please see the Company’s Annual Report on Form 10-K for the year ended December 29, 2002.  In addition to the risks and uncertainties discussed in the Annual Report, the risks set forth herein, including the risks associated with any reduction of sales to two major customers currently comprising a majority of total revenues, the Company’s ability to expand distribution of food products to new and existing customers, attract and retain qualified management, and compete in the competitive wholesale food products industry, should be considered.

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

The Company sells its pasta and pasta sauces through leading grocery store chains and club stores.  As of March 30, 2003, approximately 8,700 grocery and club stores offered the Company’s products.  The Company plans to continue expansion of its distribution to grocery and club stores in its current market area and to further its penetration in other geographic regions of the U.S. and other parts of the world.

Monterey Pasta’s objective is to become a leading national supplier of refrigerated gourmet food products through distribution of its products to grocery and club stores.  The key elements of the Company’s strategy include the following:

•             Expand market share through same-store revenue growth, addition of new grocery and club store chains, geographic diversification, and product line expansion, including creation of additional meal solutions using Monterey Pasta products.

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

Results of Operations

Net revenues were $16,077,000 for the quarter ended March 30, 2003, as compared to $16,062,000 for the quarter ended March 31, 2002.  While club store sales were down 23% for the quarter, retail sales (which represented approximately 37% of net revenues for the quarter) were up 63%, of which 27% was related to the Emerald Valley Kitchen acquisition.  Part of the decline in the club store sales was due to the 27% decline in Sam’s Club sales compared with the prior year.  This decline was felt during a period in which the Company and Sam’s Club were reformulating a program to be launched in May 2003 in which the total number of items per store and the shelf space allocated was increased significantly from first quarter levels.  The Costco decline of 20% was partially caused by an overall reduction in total items carried in their refrigerated section, which impacted the Company’s sales.

Gross profit was $5,585,000 or 34.7% of net revenues for the first quarter 2003, compared to $6,087,000 or 37.9% for the first quarter of 2002.  This compares to a 36.1% gross margin for the year ended December 29, 2002. The gross margin decline compared with first quarter 2002 and the year-ended December 29, 2002 was a function of write-off of label inventory, an increase in fixed costs associated with the plant expansion (lease cost, depreciation, and salaries) to support a higher sales level, and higher fixed costs in general including salaries and depreciation added to support higher future sales expectations.

Selling, general and administrative expenses (SG&A) for the quarter ended March 30, 2003 were $4,125,000, an increase of $313,000 or 8% when compared to the same quarter last year when they were $3,812,000.  The increased SG&A expenses are related to Emerald Valley Kitchen SG&A which was not part of last year’s expenses ($192,000), and increased amortization expense ($62,000) due to the intangible assets acquired with the Emerald Valley Kitchen acquisition, as well as added sales and marketing salaries.

Depreciation and amortization expense, included in cost of sales and selling, general and administrative expenses, was $537,000 or 3% of net revenues for the quarter ended March 30, 2003, compared to $405,000 or 3% of net revenues for the first quarter of 2002.  The 2003 numbers reflected an increase in amortization expense of $62,000 over 2002 related to the August 2003 acquisition of Emerald Valley Kitchen.  In addition, depreciation increased $70,000 compared with 2002 as a result of depreciation related to the 2002 asset additions, as well as the Construction in progress projects completed in the first quarter of 2003.

There was no gain or loss on disposition of fixed assets for the quarter ended March 30, 2003, compared to a loss of $68,000 during the first quarter of 2002.  The loss in 2002 reflected the writeoff of obsolete and abandoned computer hardware, software and office equipment.

Net interest income was $23,000 for the first quarter of 2003, compared to a $43,000 the same period in 2002.  The decrease in interest income resulted from decreased money market rates.

Income taxes for the first quarter of 2003 were $571,000 or 38.5% of pretax income, as compared to $271,000 or 12% of pretax income for the same period in 2002.  The 2003 taxes were accrued for book purposes at the full taxation rates, which were mostly offset by deferred tax assets, while the 2002 taxes were accrued primarily for State taxes and Federal alternative minimum tax.  On the following page are proforma results if the same rate were applied for both years:

	First quarter ended
	March 30, 2003	March 31, 2002

Net income before tax

$

1,483,000

$

2,257,000

Tax at 38.5%

(571,000

)

(869,000

)

Income after tax	$912,000	$1,388,000

Primary income /sh.	$0.06	$0.10
Diluted income/sh.	$0.06	$0.10

*2002 numbers are proforma

During 2002, the Company completed a comprehensive study of the nature of certain net operating losses (NOLs) arising in connection with our previously owned subsidiary Upscale Food Outlets, Inc. (UFO) and their likelihood of their being utilized.   We concluded that it was more likely than not that they would be utilized.  As a result, reserves against these specific deferred tax assets totaling $5,196,000 were released during 2002 and offset against income tax expense. As a result of this evaluation and resulting release of reserves, the Company expects that future income tax expense will be accrued at a more “normalized” combined Federal and State rate approaching statutory rates less certain tax credits and timing differences.

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

During the three-month period ended March 30, 2003, $532,000 of cash was provided by the Company’s operations, compared to $3,032,000 cash provided in the first quarter of 2002.  The $2.5 million decrease in 2003 was a result of the reduced operating cash income (net income after tax plus change in deferred tax assets and depreciation and amortization expense) level from $2.4 million to $2.0, a decline of $.4 million, and a $2.1 million increase in net working capital items other than cash.  The net change in working capital items resulted from a change in accounts payable between cash flow statements of $1.3 million, a $.4 million change in net receivables, and minor changes in other working capital components.  The accounts payable change was related to a very high level of payables due to timing of payments at quarter-end 2002, accompanied by a return to a more normal level at quarter-end 2003.

Capital expenditures were approximately $1.4 million in the first quarter of 2003 with major projects including an automated filling machine, a chunky ravioli line, a new telephone system, a prepared foods line, an upgrade of a chiller, and the final payment on the plant expansion at the distribution center.

During the first quarter of 2003, proceeds from the Employee Stock Purchase Plan share purchase was $22,000, while in 2002 $507,000 was generated from the exercise of 193,350 stock options ($492,000), and 3,793 Employee Stock Purchase Plan shares ($15,000).

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

Sales incentives and Advertising Costs

The Company expenses advertising costs as incurred or when the related campaign commences.  Sales incentives paid or credited to club stores and grocery chains for shelf space allocations are amortized between six and twelve months depending on the nature of the chain program or agreement.  Loss of a major account could create the need to expense the remaining prepaid asset relating to that account in a specific quarter, thereby potentially affecting the results of that quarter.  In, addition sales incentives could increase, thereby adversely affecting gross margins.

Goodwill/Intangible Assets

Intangible assets other than goodwill consist of tradenames, and other intangibles and are recorded at cost, net of accumulated amortization.  These intangibles are amortized over their respective useful lives, if determinate, ranging from 3 to 10 years.  Goodwill and intangibles with indeterminate useful lives are assessed for impairment at least annually. The valuation of these intangibles is generally determined based upon valuations performed by third party specialists and management’s best estimates of fair value.  As a result, the ultimate value and recoverability of these assets is subject to the validity of the assumptions used.  The Company cannot predict the occurrence of events that might adversely affect the reported value of goodwill that totaled $4.7 million at March 30, 2003.  However, the current fair market value of our acquired assets is in excess of carrying values and, accordingly, management believes that only significant changes in cash flow assumptions would result in impairment.

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

The Company has significant deferred tax assets which includes significant amounts of NOLs from the Company’s former restaurant operating subsidiary UFO. These NOLs were previously fully reserved based upon management’s best estimate of ultimate realizeability. During 2002, based upon new evidence and management’s judgments these reserves were substantially reduced.  The amount of the reserve is significantly dependent on management’s assumptions regarding future taxable income and the availability of these NOLs to offset future taxable income. The effect on the Company’s net income is significant whenever the estimate of realizability changes, as it did in 2002 (See “Deferred Tax Assets” below). The Company expects to utilize most, if not all of the remaining NOLs in fiscal 2003.

Sales and Marketing

The Company’s sales and marketing strategy is twofold and targets sustainable growth in distribution of its products and the introduction of innovative new products to keep the Company positioned as the category leader in the marketplace.

In keeping with its strategy of bringing innovative, new products to the marketplace, in the first quarter of 2003 the Company worked aggressively to introduce a new line of Baked Stuffed Sandwiches to the marketplace. Initially, the new line contains four flavors.  The Company introduced the line to selected divisions of Costco during the quarter, and will continue the introduction during the second quarter.  The line will be introduced to retail accounts later in the year.

The Company also began the introduction of a new line of prepared entrees during the quarter.  The initial offering consists of three varieties of lasagna and the Company plans to add to the line during the year.

During the first quarter of 2003, the Company introduced an exciting, new look to its packaging.  In sharp contrast to the technology-driven packaging traditionally used in the category, the Company’s new packaging was developed with a consumer focus and an emphasis on appetite appeal to motivate point of sale purchase decisions.  The Company will continue the introduction of this new packaging to warehouse club stores during the second quarter, with retail accounts following later in the year.

Major Customers

Two of the Company’s customers, Costco and Sam’s Club Stores (“Sam’s”) including Wal-Mart, accounted for 37% and 30%, respectively, of the Company’s sales for the three months ended March 30, 2003.  No other customer accounted for greater than 10% of net revenues for the period.

Deferred Tax Assets

During 2002, the Company completed its evaluation of the likelihood of realizing certain deferred tax assets arising from net operating losses (NOLs) originated in connection with its former restaurant operating subsidiary UFO.  As a result, reserves against these deferred tax assets totaling $5,404,000 were released and offset against income tax expense.  This credit, together with permanent differences and other current tax effects resulted in a net income tax benefit of $3,128,000.  Of these amounts, $4,674,000 in reserves released along with permanent differences and other current tax effects, resulted in a net income tax benefit $3,549,000 during 2002. Utilization of these remaining NOLS and other deferred tax assets will offset substantially all of the federal income taxes otherwise payable for 2003.  As of March 30, 2003, remaining net deferred tax assets available to offset future cash taxes are $3,923,000 short term and $390,000 long term.

As a result, future income tax expense for 2003 and thereafter will more closely approach a “normalized” combined tax rate of approximately 38.5%.  Results for the full 2003 fiscal year are still expected to be impacted by the release of reserves referred to above.

Business Risks

Certain characteristics and dynamics of the Company’s business and of financial markets generally create risks to the Company’s long-term success and to predictable quarterly results.  These risks include:

•                                          No Assurance of Continued Profitability.  In the second quarter of 1994, the Company reported its first operating loss from continuing operations.   Subsequent to that quarter the Company incurred losses through the first quarter of 1997, after which it regained profitability, which has continued for twenty-four consecutive quarters. At March 30, 2003, the Company had an accumulated deficit of $4,680,000.  There can be no assurance that the Company will maintain its profitability in the long or short term.

•                                          Liquidity:  Need for Additional Capital.   Management believes that its current cash balances, operations, and existing bank lines of credit will provide adequate liquidity to meet the Company’s planned capital and operating requirements for normal operations and capital expenditures through the next twelve months.  See Note 6 to the financial statements for a description of credit facility.  The disallowance of a significant portion of previously-utilized UFO NOLs might require an unexpected cash outlay.   The tax impact of the use of the UFO NOLs through first quarter 2003 is approximately $10.6 million.  If the Company’s operations do not provide cash sufficient to fund its operations, and the Company seeks outside financing, there can be no assurance that the Company will be able to obtain such financing when needed, on acceptable terms, or at all.  In addition, any future equity financing or convertible debt financing would cause the Company’s stockholders to incur dilution in net tangible book value per share of Common Stock.

•                                          Hiring and Retention of Key Personnel.  The success of the Company depends on its ability to retain key executives, and to motivate and retain other key employees and officers.  On September 3, 2002 the Company announced the hiring of James M. Williams as its new President, effective October 1, 2002, to replace R. Lance Hewitt, who stayed on as Chief Executive Officer through 2002.  Mr. Hewitt retired from day-to-day operations effective December 28, 2002 and Mr. Williams was named Chief Executive Officer on the same date.  The Company currently has key man insurance policies in place, each in the face amount of $500,000, for its Chairman, R. Lance Hewitt, and its Chief Financial Officer, Stephen L. Brinkman.  A policy will be added for Mr. Williams in the future.  There can be no assurance that significant management turnover will not occur in the future.

•                                          Impact of Inflation.  Dairy ingredients and energy prices had a significant impact on its operations during 2001.  Freight rate increases related to fuel surcharges impacted the first quarter of 2003 by approximately $70,000 when compared with the same period in 2002.  Substantial increases in labor, employee benefits, freight, ingredients and packaging, rents and other operating expenses, as well as increases in dairy ingredients and energy prices could adversely affect the operations of the Company’s business in future periods.  The Company cannot predict whether such increases will occur in the future, or their magnitude.

•                                          Risks Inherent in Food Production.  The Company faces all of the risks inherent in the production and distribution of refrigerated food products, including contamination, adulteration, for which it is insured, and spoilage, and the associated risks of product liability litigation, which may be associated with even an isolated event.  Although the Company has modern production facilities, employs what it believes are the necessary processes and equipment in order to insure food safety, and has obtained USDA approval for its California production facilities, there can be no assurance that the Company’s procedures will be adequate to prevent the occurrence of such events.  The quality assurance programs and food safety programs similar to those employed in the Salinas, California facilities are in the process of being established for the Eugene, Oregon facility.

•                                          Dependence on Major Customers.  During 2002, two customers, Costco and Sam’s Club Stores including Wal-Mart Supercenters, accounted for 37% and 30%, respectively, of the Company’s total revenues.  The Company currently sells its products to eight separate Costco regions (approximately 330 stores) which currently make purchasing decisions independently of one another.  These regions re-evaluate, on a regular basis, the products carried in their stores. There can be no assurance that these Costco regions will continue to offer Monterey Pasta products in the future or continue to allocate Monterey Pasta the same amount of shelf space.  The Company also supplies its products to approximately 450 Sam’s Club stores, and 1,100 Wal-Mart Supercenters and Neighborhood Markets.  Purchasing decisions are made at the respective company’s headquarters with input from the store level.  The Company is in the sixth year of its relationship with Sam’s.  However, there can be no assurance that Sam’s Club stores will continue to carry its products.   The Company obtained the Wal-Mart Supercenter business during 2002, so the relationship is relatively new and there is no guarantee of its success. Loss of either of these customers, Costco or Sam’s Club, or a significant reduction in sales to either, would have a material adverse effect on the Company.  Additionally, liberalized pricing or allowance terms would create downward pressure on gross margins.

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

•                                          California Energy Supply and Pricing. During 2001, California experienced an energy crisis that could have disrupted the Company’s operations and did increase the Company’s energy expenses.  In the event of an acute power shortage, when power reserves for California fall below 1.5%, electricity providers have on some occasions implemented, and may in the future implement, rolling blackouts.  If blackouts interrupt the power supply to the Company’s production facilities, such facilities would temporarily be unable to continue production.  Any such interruption could result in a loss of revenue as a result of reduced production and, in severe cases, spoilage of food products.  In addition, related to the energy crisis, many of the electricity and natural gas suppliers raised their rates substantially during the first six months of 2001. Because the Company has most of its operations in California, its operating costs are affected by an increase in electricity and natural gas prices. As a result, the Company’s operating results could to be affected in some measure by in the future by fluctuations in the price or supply of energy.  Electricity prices are similar to the same three-month period a year ago.  Natural gas prices in the first quarter of 2003 have increased over 50% from the same three-month period a year ago, after they had declined substantially during the summer and fall of 2002 from their levels in the first five months of 2001. However, these current increases have not had a material impact on the operations of the

company during the first quarter.   Management cannot predict the level of future energy prices or supply with certainty.

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

•                                          Marketing and Sales Risks.  The future success of the Company’s efforts will depend on a number of factors, including whether grocery and club store chains will continue to expand the number of their individual stores offering the Company’s products and whether allowances and other incentives will expand retail distribution.  Expansion into new markets increases the risk of significant product returns resulting from the Company’s supply of slower selling items to its customers.  In addition, grocery and club store chains continually re-evaluate the products carried in their stores and no assurances can be given that the chains currently offering the Company’s products will continue to do so in the future, either in the same measure or at all.  Should these channels choose to reduce or eliminate products, the Company could experience a significant reduction in its product sales.  As indicated previously, the Company remains dependent on the use of slotting allowances and other incentives to expand retail distribution.  In order to reduce risk, the Company carefully evaluates each potential expansion into new markets requiring any major expenditure.

•                                          Dairy Ingredients Prices.  During the first ten months of 2001 average price of certain dairy ingredients increased over 40% compared with the average of the prior twelve months, as measured by butterfat prices published by the State of California Department of Food and Agriculture.  Because the Company utilizes various dairy ingredients in many of its products, its operating costs will be affected by an increase in those ingredients. The Company’s operating results were affected in the first eleven months of 2001. Although dairy ingredient prices have declined significantly since November 2001, results could be affected in some measure in future months by renewed price increases, if they occur.  Dairy ingredients historically tend to be cyclical in nature and subject to declines in price as well as increases.  Management cannot predict with certainty the duration or magnitude of the current price cycle.

•                                          Deductible Worker’s Compensation Program.  The Company entered into a deductible worker’s compensation program for fiscal year 2003.  This program which features a fixed annual payment, a deductible of $250,000 per occurrence, and a $500,000 letter of credit in favor of the insurance company with an annual cost of $7,500, creates a maximum exposure of approximately $2.1 million for claims occurring in 2003.  A competitive “guaranteed cost” program would have cost the Company approximately $1.5 million. The Company’s maximum exposure in the event of adverse experience is approximately $600,000.  The maximum potential gain is as much as $1.1 million.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

Market Risk Disclosure

The Company does not hold market risk sensitive trading instruments, nor does it use financial instruments for trading purposes.  All sales, operating items and balance sheet data are denominated in U.S. dollars, therefore, the Company currently has no foreign currency exchange rate risk (see “Foreign Currency Risks” section below for further discussion).

In the ordinary course of its business the Company enters into commitments to purchase raw materials over a period of time, generally six months to one year, at contracted prices.  At March 30, 2003 these future commitments were not at prices in excess of current market, or in quantities in excess of normal requirements.  The Company does not utilize derivative contracts either to hedge existing risks or for speculative purposes.

Interest Rate Risk

The Company has fixed and variable income investments consisting of cash equivalents.  The magnitude of the interest income generated by these cash equivalents is affected by market interest rates.  We do not use marketable securities nor derivative financial instruments in our investment portfolio.

The interest payable on our bank line of credit is based on variable interest rates and therefore affected by changes in market interest rates.  The Company had no bank debt at the end of the third quarter and has not had bank debt since the third quarter of 2000.

Foreign Currency Risk

The Company’s sales to-date have been made to primarily U.S. customers and, as a result, has not had any significant exposure to factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. However, the Company is now selling and, in future periods, expects to sell more in foreign markets. If sales are made in U.S. dollars, a strengthening of the U.S. dollar could make our products less competitive in foreign markets.

Item 4.    Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), within the 90 day period prior to the filing date of this report. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of that date.

There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

PART II.  OTHER INFORMATION

Item 1.                     Legal Proceedings

On February 13, 2003, a purported securities class action complaint was filed in the Northern District of California, Wietschner v. Monterey Pasta Company et al., No. C 03-00632 MJJ.  On March 12, 2003, a second purported securities class action complaint was filed in the same District, and related to the first-filed case, Moore-Warner v. Monterey Pasta Company et al., No. C 03-1072 MJJ.  The complaints purport to be brought on behalf of a class of all persons who purchased the common stock of the Company from July 11, 2002 through December 16, 2002.  The complaints allege that the Company and two of its officers and directors issued false statements regarding expected earnings and revenues, in violation of Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934.  No specific amount of damages is claimed.  The Company will respond to the lawsuits once a lead plaintiff is appointed and a consolidated or operative complaint is filed or designated.

On February 20, 2003, a purported shareholder derivative complaint was filed in the Superior Court, County of Monterey, Imperial County Employees’ Retirement System v. Hewitt et al., No. M63679.  The complaint alleges claims for breach of fiduciary duty, gross negligence, waste, and abuse of control against the directors of the Company, based in substantial part on the same allegations as the securities class action complaints.  No specific amount of damages is claimed.  On April 15, 2003, the Company and the individual defendants moved to dismiss the Complaint.

Management believes that the allegations in the above referenced cases are without merit and intends to contest them vigorously.  The Company will incur legal fees in defending the lawsuits.

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

None

Item 3.                   Defaults upon Senior Securities

None

Item 4.                   Submission of Matters to a Vote of Security Holders

None

Item 5.                   Other Information

During the first quarter of 2003, the Company leased an additional 1,190 square feet of office space adjacent to its headquarters building in Salinas, California with a three-year lease.

Item 6.                   Exhibits and Reports on Form 8-K

(a)

Exhibits

	99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Report on Form 8-K

Date of Report	Item	Description
February 20, 2003	5	Report of class action and derivative lawsuits

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONTEREY PASTA COMPANY

Date:  May 9, 2003

By:

 /s/ JAMES M. WILLIAMS

James M. Williams

President and Chief Executive Officer

By:

 /s/ STEPHEN L. BRINKMAN

Stephen L. Brinkman

Chief Financial Officer

CERTIFICATIONS

I, James M. Williams certify that:

1.                                     I have reviewed this annual report on Form 10-Q of Monterey Pasta Company (the “Registrant”);

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

(b) evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of May 1, 2003; (the “Evaluation Date”) and

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

Date: May 8, 2003	/s/ JAMES M. WILLIAMS
James M. Williams
President and Chief Executive Officer

I, Stephen L. Brinkman, certify that:

1.                                     I have reviewed this annual report on Form 10-Q of Monterey Pasta Company (the “Registrant”);

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

(b) evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of May 1, 2003; (the “Evaluation Date”) and

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

Date: May 8, 2003	/s/ STEPHEN L. BRINKMAN
Stephen L. Brinkman
Chief Financial Officer

Index to Exhibits
3.1	Certificate of Incorporation dated August 1, 1996 (incorporated by reference from Exhibit B to the Company’s 1996 Proxy)
3.2	Bylaws of the Company (incorporated by reference from Exhibit C to the 1996 Proxy)
4.1	Form of Warrant for purchase of the Company’s Common Stock, dated as of July 1, 1996 (incorporated by reference from Exhibit 4.5 filed with the Company’s 1996 Form S-3)
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
10.37

Asset Purchase Agreement dated as of December 8, 2001, by and among the Company and the shareholders of Elena’s Food Specialties, Inc. (incorporated by reference to Exhibit 10.37 filed with the Company’s 2001 Form 10-K)

10.38

Limited License for use of Nate’s brand dated as of December 8, 2001, by and among the Company and the shareholders of Elena’s Food Specialties, Inc. (incorporated by reference to Exhibit 10.38 filed with the Company’s 2001 Form 10-K on February 7, 2001)

10.39

Fifth Amendment to Credit Agreement between the Company and Imperial Bank dated August 2, 1999 (incorporated by reference to Exhibit 10.39 in the Company’s April 1, 2001 Quarterly Report on Form 10-Q filed on May 7, 2001)

10.40

Lease Extension and Modification Agreement between the Company and Marco Warehouse d.b.a. Salinas Valley Public Warehouse dated September 1, 2001 (incorporated by reference to Exhibit 10.40 in the Company’s September 30, 2001 Quarterly Report on Form 10-Q filed on November 7, 2001)

10.41

Royalty Agreement dated January 18, 2002 between Company and Toscana Foods, LLC for ravioli with unique rough chopped filling (incorporated by reference to Exhibit 10.41 in the Company’s June 30, 2002 Quarterly Report on Form 10-Q filed on August 9, 2002)

10.42

Asset Purchase Agreement dated August 23, 2002 by and among the Company and the shareholders of Emerald Valley Kitchen, Inc. (incorporated by reference from Exhibit 10.42 filed with the Company’s 8-K on August 30, 2002)

10.43

Commercial lease dated August 23, 2002 between the Company and Mel Bankoff for plant, warehouse and office space in Eugene, Oregon (incorporated by reference from Exhibit 10.43 filed with the Company’s 8-K on August 30, 2002)

10.44

Commercial lease dated January 3, 2003 between the Company and Conrad Family Trust for office space in Salinas, Monterey County, California (incorporated by reference from Exhibit 10.44 filed with the Company’s 2002 Form 10-K filed on February 14, 2003)

99.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Management contract or compensatory plan or arrangement covering executive officers or directors of the Company and its former subsidiary, Upscale Food Outlets, Inc.

** filed herewith