Form 10-Q
period 2003-06-29
MONTEREY PASTA CO
filed 2003-08-07
CIK 913032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 29, 2003.

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

Yes  ☐          No  ☒

At August 7, 2003, 14,212,086 shares of common stock, $.001 par value, of the registrant were outstanding.

MONTEREY PASTA COMPANY

FORM 10-Q

Table of Contents

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Consolidated Balance Sheets June 29, 2003 (unaudited) and December 29, 2002

Condensed Consolidated Statements of Operations (unaudited) Second Quarter Ended June 29, 2003 and June 30, 2002 and the Six Months Ended June 29, 2003 and June 30, 2002

Condensed Consolidated Statements of Cash Flows (unaudited) Six Months Ended June 29, 2003 and June 30, 2002

Notes to Unaudited Consolidated Financial Statements

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

Signature Page

Exhibit Index

302 Certification of Chief Executive Officer – Exhibit 31.1

302 Certification of Chief Financial Officer – Exhibit 31.2

906 Certification of Chief Executive Officer – Exhibit 32.1

906 Certification of Chief Financial Officer – Exhibit 32.2

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

MONTEREY PASTA COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 29, 2003	December 29, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,215,140	$6,838,244
Accounts receivable, net	7,683,843	6,058,710
Inventories	4,556,536	3,723,072
Deferred tax assets – short term	3,483,457	4,068,400
Prepaid expenses and other	1,507,430	1,048,120

Total current assets	23,446,406	21,736,546

Property and equipment, net	15,498,862	14,254,574
Deferred tax assets – long term	754,064	765,300
Goodwill, net	4,671,754	4,669,254
Intangible assets, net	2,106,748	2,239,113
Deposits and other	167,308	134,694

Total assets	$46,645,142	$43,799,481

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,777,469	$3,201,470
Accrued liabilities	1,494,832	1,639,918
Current portion of debt	6,760	14,964

Total current liabilities	6,279,061	4,856,352

Long term debt	—	1,785

Commitments and contingencies

Stockholders’ equity:
Common stock	14,203	14,196
Additional paid-in capital	44,540,794	44,518,855
Accumulated deficit	(4,188,916)	(5,591,707)
Total stockholders’ equity	40,366,081	38,941,344

Total liabilities and stockholders’ equity	$46,645,142	$43,799,481

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONTEREY PASTA COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Second quarter ended		Six months ended
	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002

Net revenues	$15,310,608	$13,794,029	$31,387,840	$29,856,356
Cost of sales	10,360,160	8,875,226	20,852,794	18,850,411
Gross profit	4,950,448	4,918,803	10,535,046	11,005,945

Selling, general and administrative	4,381,903	3,706,614	8,506,647	7,518,789

Operating income	568,545	1,212,189	2,028,399	3,487,156

Gain (loss) on disposition of assets	—	—	—	(67,880)
Other income (expense), net	323	(4,535)	499	2,690
Interest income (expense), net	22,078	42,812	44,648	85,854

Income before provision for income taxes	590,946	1,250,466	2,073,546	3,507,820

Provision for income taxes	(99,955)	(150,056)	(670,756)	(420,938)

Net income	$490,991	$1,100,410	$1,402,790	$3,086,882

Basic income per share	$0.03	$0.08	$0.10	$0.22
Diluted income per share	$0.03	$0.07	$0.10	$0.21

Primary shares outstanding	14,202,865	14,039,847	14,201,727	13,950,193

Diluted shares outstanding	14,369,809	14,821,487	14,390,962	14,710,374

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONTEREY PASTA COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended
	June 29, 2003	June 30, 2002
Cash flows from operating activities:
Net income	$1,402,790	$3,086,882
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred income taxes	596,179	56,347
Depreciation and amortization	1,058,571	819,103
Provisions for allowances for bad debts, returns, Adjustments and spoils	(251,375)	(49,865)
Tax benefit of disqualifying dispositions	—	241,000
Loss on disposition of property and equipment	—	67,880
Changes in assets and liabilities:
Accounts receivable	(1,373,758)	(308,272)
Inventories	(933,464)	(766,329)
Prepaid expenses and other	(391,924)	47,678
Accounts payable	1,575,999	1,151,926
Accrued liabilities	(145,086)	(411,726)
Net cash provided by operations	1,537,932	3,934,624

Cash flows from investing activities:
Purchase of property and equipment	(2,170,494)	(2,995,465)
Purchase of trademark, recipes, and rights	(2,500)	(149,292)
Net cash used in investing activities	(2,172,994)	(3,144,757)

Cash flows from financing activities:
Repayment of capital lease obligations	(9,989)	(15,626)
Proceeds from issuance of common stock	21,947	686,760

Net cash provided by financing activities	11,958	671,134

Net (decrease) increase in cash and cash equivalents	(623,104)	1,461,001
Cash and cash equivalents, beginning of period	6,838,244	7,232,128
Cash and cash equivalents, end of period	$6,215,140	$8,693,129

Supplemental Cash Flow information

Cash payments:	June 29, 2003	June 30, 2002
Interest	$884	$3,563
Income Taxes	124,126	17,655

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONTEREY PASTA COMPANY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.                                      Basis of Presentation

The condensed consolidated financial statements have been prepared by Monterey Pasta Company (the “Company”) and are unaudited.  Certain amounts shown in the 2002 financial statements have been reclassified to conform to the current presentation.  The financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not necessarily include all information and footnotes required by generally accepted accounting principles and should be read in conjunction with the Company’s 2002 Annual Report on Form 10-K.   In the opinion of the Company, all adjustments necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows as of June 29, 2003, and for the six months then ended, have been recorded.  A description of the Company’s accounting policies and other financial information is included in the audited consolidated financial statements as filed with the Securities and Exchange Commission in the Company’s Form 10-K for the year ended December 29, 2002.  The consolidated results of operations for the interim quarterly periods are not necessarily indicative of the results expected for the full year.

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

In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” which provides alternative methods of transition for a voluntary change to fair value based method of accounting for stock-based employee compensation as prescribed in SFAS 123 “Accounting for Stock Based Compensation.” Additionally, SFAS 148 requires more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The provisions of this Statement are effective for fiscal years ending after December 15, 2002.  The Company has not elected to change to the fair-value method of accounting for stock-based compensation and, therefore, the transition portions of this statement have not had a material impact on the Company’s financial condition or results of operations.

In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 requires a guarantor to recognize, at the inception of a qualified guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN No. 45 is effective on a prospective basis for qualified guarantees issued or modified after December 31, 2002.  The adoption of this Interpretation did not have a material impact on the Company’s financial condition or results of operations.

Pursuant to its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. To date, the Company has not incurred any costs as there have been no lawsuits or claims that would invoke these indemnification agreements. Accordingly, the Company has no liabilities recorded for these agreements as of June 29, 2003.

The Company enters into indemnification provisions under (i) its agreements with other companies in its ordinary course of business, typically with business partners, contractors and customers, its sublandlord and (ii) its agreements with investors. Under these provisions the Company has agreed to generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by the Company with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. To date, the Company has not incurred any costs as there have been no lawsuits or claims related to these indemnification agreements. Accordingly, the Company has no liabilities recorded for these agreements as of June 29, 2003.

In January 2003 the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” which requires the consolidation of certain special purpose or variable interest entities. FIN 46 is applicable to financial statements issued after 2002, however, disclosures are required currently if the Company expects to consolidate any variable interest entities. The Company has no variable interest entities and therefore, there are no entities that will be consolidated with the Company’s financial statements as a result of FIN 46.

In May 2003, the FASB issued SFAS 150, “Accounting For Certain Financial Instruments with Characteristics of Both Liabilities and Equity” which establishes standards for how an issuer of financial instruments classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) if, at inception, the monetary value of the obligation is based solely or predominantly on a fixed monetary amount known at inception, variations in something other than the fair value of the issuer’s equity shares or variations inversely related to changes in the fair value of the issuer’s equity shares. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 is not expected to have a material impact on the Company's financial position or results of operations.

4.                                      Inventories

Inventories consisted of the following:

	June 29, 2003	December 29, 2002

Production - Ingredients	$1,758,742	$1,280,970
Production - Finished goods	1,547,126	1,538,465
Paper goods and packaging materials	1,369,809	940,960
Operating supplies	40,359	32,177
	4,716,036	$3,792,572
Reserve for spoils and obsolescence	(159,500)	(69,500)
Net inventories	$4,556,536	$3,723,072

5.                                      Property and Equipment

Property, plant and equipment consisted of the following:

	June 29, 2003	December 29, 2002

Machinery and equipment	$16,675,557	$15,965,795
Leasehold improvements	4,992,903	4,970,075
Computers, office furniture and equipment	879,740	724,198
Vehicles	363,747	363,748
	22,911,947	22,023,816
Less accumulated depreciation and amortization	(8,915,546)	(7,989,339)
	13,996,401	14,034,477
Construction in progress	1,502,461	220,097
Net property and equipment	$15,498,862	$14,254,574

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

The terms of the Credit Facility prohibit the payment of cash dividends (except with written approval) on the Company’s capital stock and restricts payments for, among other things, repurchasing shares of its capital stock.  Other terms of the Credit Facility limit the Company with respect to, among other things, (i) incurring additional indebtedness,  (ii) adversely changing the capital structure, and (iii) acquiring assets other than in the normal course of business including specific limits on annual capital expenditures (currently $4.25 million).  As of June 29, 2003, there were no violations of any loan covenants and no loans outstanding.

7.                                      Income Taxes

Deferred tax assets, principally related to the expected benefit from utilization of net operating loss carryforwards (“NOLs”), offset most of the estimated book taxes, with actual cash tax payments of $124,000 year-to-date made during the first six months of 2003.  Deferred tax assets remaining on the Balance Sheet at the end of the second quarter to offset future income tax liabilities, are $3,483,000 short term and $754,000 long term.

8.                                      Litigation

The Company and two of its officers and directors have been named as defendants in two consolidated purported securities class action cases filed in the Northern District of California:  Wietschner v. Monterey Pasta Company et al., No. C 03-00632 MJJ (filed Feb. 13, 2003); Moore-Warner v.  Monterey Pasta Company et al., No. C 03-1072 MJJ (filed Mar. 12, 2003).  The cases purport to be brought on behalf of a class of all persons who purchased the common stock of the Company from July 11, 2002 through December 16, 2003.  The complaints allege that defendants issued false statements regarding expected earnings and revenues, in violation of Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934.  No specific amount of damages is claimed.  On July 11, 2003, lead plaintiffs filed a consolidated complaint.  Management believes that plaintiffs’ allegations are without merit and intends to contest the cases vigorously.

On February 20, 2003, a purported shareholder derivative complaint was filed in the Superior Court, County of Monterey, Imperial County Employees’ Retirement System v. Hewitt et al., No. M63679.  The complaint alleges claims for breach of fiduciary duty, gross negligence, waste, and abuse of control against the directors of the Company, based in substantial part on the same allegations as the securities class action complaints.  On June 13, 2003, the Court granted the Company’s and the individual defendants’ demurrers (motions to dismiss) to the case without leave to amend.   The defendants have submitted a final judgment to be entered pursuant to the demurrers.

The Company will incur legal fees in defending the lawsuits.  There are no other material pending legal proceedings, other than ordinary, routine litigation incidental to the Company’s business, to which the Company is a party or to which any of its property is subject.

9.                                      Stockholders’ Equity

During the first six months of 2003, 6,474 employee stock purchase plan shares were issued.

The Company accounts for employee stock options using the intrinsic value method, and has no current plans to change this accounting.  If the fair value method of accounting had been applied results would have been:

	3 mos. ended		6 mos. Ended
	06/29/03	06/30/02	06/29/03	06/30/02
Pro forma impact of fair value method
Reported net income	$491	$1,100	$1,403	$3,087
Less: fair value impact of employee stock compensation	(316)	(255)	(637)	(518)

Pro forma net income	$175	$845	$766	$2,569

Earnings per common share
Basic—as reported	$0.03	$0.08	$0.09	$0.22
Diluted—as reported	$0.03	$0.07	$0.09	$0.21
Basic—pro forma	$0.01	$0.06	$0.05	$0.18
Diluted—pro forma	$0.01	$0.06	$0.05	$0.17

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

Background

Monterey Pasta Company (“Monterey Pasta” or the “Company”) was incorporated in June 1989 as a producer and wholesaler of refrigerated gourmet pasta and sauces to restaurants and grocery stores in the Monterey, California area.  The Company has since expanded its operations to provide its products to grocery and club stores throughout the United States.  The Company’s overall strategic plan is to enhance the value of the Monterey Pasta Company brand name by distributing its gourmet food products through multiple channels of distribution.

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

The Company sells its pasta and sauces through leading grocery store chains and club stores.  As of June 29, 2003, approximately 8,700 grocery and club stores offered the Company’s products.  The Company plans to continue expansion of its distribution to grocery and club stores in its current market area and to further its penetration in other geographic regions of the U.S. and other parts of the world.

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

•                  Introduce new products on a timely basis to maintain customer interest and to respond to changing consumer tastes.  In order to maximize its margins, the Company will focus its efforts on those new products that can be manufactured and distributed out of its Salinas, California or Eugene, Oregon facilities, and will supplement its existing line of cut pasta, ravioli, tortelloni, tortellini, prepared foods, sauces, gnocchi, pizzas and calzones, baked stuffed sandwiches, borsellini, salsas, dips, hummus, polenta, and soups.

•                  Reduce operating costs as a percent of sales through continual evaluation of administrative and production staffing and procedures.  The Company will consider additional capital improvements at its manufacturing facilities in order to increase production efficiencies and capacities, and to reduce the Company’s cost of goods on a per unit basis.

•                  Create brand awareness by communicating to the consumer that Monterey Pasta provides a healthful and nutritious line of products and promote repeat business by reinforcing positive experiences with the Company’s products.

•                  Establish a presence with specific targeted accounts in the food service distribution channel

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

Results of Operations

Net revenues from operations were $15,311,000 for the second quarter ended June 29, 2003 as compared to $13,794,000 for the second quarter ended June 30, 2002, an 11% increase. For the six months ended June 29, 2003, net revenues increased $1,532,000 to $31,388,000 from $29,856,000 for the six months ended June 30, 2002, a 5% increase.   The revenue gain compared with the first six months of 2002 was the result of increased retail sales including Emerald Valley Kitchen.  Retail sales increased $4,988,000 or 74%, and Emerald Valley Kitchen accounted for 41% of that increase.   Club sales declined during the first six months of 2003 when compared with the same period of a year ago with a reduction of $3,456,000 or 15%.   Total club sales, including BJ’s, accounted for 63% of sales the first six months of 2003 as compared with 77% during the first six months of 2002.  BJ’s, which was not a customer during the first six months of 2002, accounted for 3% of the 2003 club store total, while Costco and Sam’s Club represented the remaining 60%.

Gross profit was $4,950,000 or 32.3% of net revenues for the second quarter 2003, compared to $4,919,000 or 35.7% for the second quarter of 2002.  Year-to-date 2003 gross margin was $10,535,000 or 33.6%, compared with $11,006,000 or 36.9 for the first six months of 2002.  This compares to a 36.1% gross margin for the year ended December 29, 2002.  The gross margin percent decline compared with second quarter 2002 and the year-ended December 29, 2002 was a function of extra expense due to inefficiencies associated with the rollout of a new club store package, an increase in fixed costs associated with the plant expansion (lease cost, depreciation, and salaries) to support a higher sales level, and higher fixed costs in general including salaries and depreciation added to support higher future sales expectations.

Selling, general and administrative expenses (“SG&A”) for the second quarter ended June 29, 2003, were $4,382,000 an increase of $675,000 or 18% as compared to $3,707,000 for the same quarter last year. For the six months ended June 29, 2003, SG&A totaled $8,507,000 or 27.1% of sales, an increase of $988,000 or 13% as compared to $7,519,000 or 25.2% of sales for the same period last year. For fiscal year-end 2002, SG&A expenses were 25.4% of sales.  The quarterly and year-to-date increases compared to 2002 are related to variable selling expenses associated with the 5% year-to-date sales increase, Emerald Valley Kitchen SG&A which was not part of last year’s expenses ($389,000 year-to-date), and increased amortization expense ($109,000 year-to-date) due mainly to the intangible assets acquired with the Emerald Valley Kitchen acquisition, added sales and marketing salaries, and legal fees associated with the securities lawsuits ($100,000 year-to-date) (see “Litigation” Note 8 on page 8).  The increased SG&A expenses as a percent of sales are attributable to spending levels geared to a higher sales growth expectation than was achieved in the first six months.

Management believes that the current level of SG&A expenses is consistent with efficient future operations, and additional expenses in future months, mainly in the sales and marketing area, will be directly associated with the future growth of profitable sales.

Depreciation and amortization expense, included in cost of sales and SG&A, was $521,000 or 3% of net revenues for the quarter ended June 29, 2003, compared to $414,000 or 3% of net revenues for the quarter ended June 30, 2002.  For the six months ended June 29, 2003, depreciation and amortization expense was $1,058,000, compared to $819,000 for the same period a year ago.  Both totals represented 3% of sales.  Depreciation increased by $138,000 during the first six months of 2003, to $926,000 from $788,000, as a result of depreciation related to the 2002 asset additions of $4.8 million, as well as those projects completed in the first two quarters of 2003.  The amortization increase during the first six months of $101,000 from $31,000 in 2002 to $132,000 in 2003 was related mainly to the Emerald Valley Kitchen acquisition.

There was no gain or loss on disposition of fixed assets for the second quarter ended June 29, 2003, and no gain or loss for the same period a year ago.  For the six months ended June 29, 2003, there was no gain or loss on disposition of assets compared with a $68,000 loss for the six months ended June 30, 2002. The loss in 2002 reflected the writeoff of obsolete and abandoned computer hardware, software and office equipment.

Net interest income was $22,000 for the quarter ended June 29, 2003, compared to net interest income of $43,000 for the same quarter in 2002.   For the six months ended June 29, 2003, net interest income was $45,000, compared to a net interest income of $86,000 for the six months ended June 30, 2002. The decrease in interest income resulted from lower profit levels and decreased money market rates.

Income taxes for the second quarter of 2003 were $100,000 or approximately 17.0% of pretax income, as compared to $150,000 or 12% of pretax income for the same period in 2002.   For the first six months of 2003, income taxes were $671,000 or 32.3% of pretax income as compared to $421,000 or 12% of pretax income for the same period in 2002.  The 2003 taxes were accrued for book purposes at the full taxation rates less certain credits, which were mostly offset by deferred tax assets, while the 2002 taxes were accrued primarily for State taxes and Federal alternative minimum tax, as Federal income taxes were offset by absorption of net operating loss carryforwards.

During 2002, the Company completed a comprehensive study of the nature of certain NOLs arising in connection with its previously owned subsidiary Upscale Food Outlets, Inc. (“UFO”) and the likelihood of their being utilized.   Management concluded that it was more likely than not that they would be utilized.  As a result, reserves against these specific deferred tax assets totaling $5,196,000 were released during 2002 and offset against income tax expense.  Because of this evaluation and resulting release of reserves, the Company expects that future income tax expense will be accrued at a more normalized combined Federal and State rate approaching statutory rates less certain tax credits and timing differences.

The future disallowance of any previous UFO NOL usage, if it occurs, would increase both income tax expense and amounts actually payable.

Liquidity and Capital Resources

During the six month period ended June 29, 2003, $1,538,000 of cash was provided by the Company’s operations, compared to $3,935,000 cash provided in the first six months of 2002.  The decrease is primarily attributable to decline in operating income of $1.46 million, an increase in receivables of $1.27 million due to sales growth of 5%, and a temporary slower payment record by one of our major customers.  These declines were partially offset by a net change in other working capital components of $.33 million increased inventory mainly related to the sales increase, and minor net changes in other working capital components. Capital expenditures were approximately $2.2 million in the first six months of 2003 with major projects including an automated filling machine, a chunky ravioli line, a new telephone system, a prepared foods line, an upgrade of a chiller, and the final expenditures on the plant expansion at the distribution center.

During the first six months of 2003, proceeds from the Employee Stock Purchase Plan share purchase were $22,000, while in 2002 $687,000 was generated from the exercise of 254,650 stock options ($672,000), and 3,793 Employee Stock Purchase Plan shares ($15,000).

The Company believes that its existing credit facilities, for which the Company has a verbal commitment to renew, together with cash flow from operations, are sufficient to meet its cash needs for normal operations including all capital expenditures for the next twelve months.

Critical Accounting Policies and Management Judgements

Accounts Receivable and Allowances

The Company provides allowances for estimated credit losses, product returns, spoilage, and adjustments at a level deemed appropriate to adequately provide for known and inherent risks related to such amounts.  These allowances against sales are based on reviews of loss, return, spoilage, adjustment history, contractual relationships with customers, current economic conditions, and other factors that deserve recognition in estimating potential losses.  While management uses the best information available in making its determination, the ultimate recovery of recorded accounts, notes, and other receivables is also dependent on future economic and other conditions that may be beyond management’s control.

Sales Incentives and Advertising Costs

The Company expenses advertising costs as incurred or when the related campaign commences.  Sales incentives paid or credited to club stores and grocery chains for shelf space allocations are offset against sales are amortized between six and twelve months depending on the nature of the chain program or agreement.  Loss of a major account could create the need to expense the remaining prepaid asset relating to that account in a specific quarter, thereby potentially affecting the results of that quarter.  In addition, sales incentives could increase, thereby adversely affecting gross margins.

Goodwill/Intangible Assets

Intangible assets, other than goodwill, consist of tradenames and other intangibles and are recorded at cost, net of accumulated amortization.  These intangibles are amortized over their respective useful lives, if determinate, ranging from 3 to 10 years.  Goodwill and intangibles with indeterminate useful lives are assessed for impairment at least annually. The valuation of these intangibles is generally determined based upon valuations performed by third party specialists and management’s best estimates of fair value.  As a result, the ultimate value and recoverability of these assets is subject to the validity of the assumptions used.  The Company cannot predict the occurrence of events that might adversely affect the reported value of goodwill that totaled $4.7 million at June 29, 2003.  However, the current fair market value of acquired assets is in excess of carrying values and, accordingly, management believes that only significant changes in cash flow assumptions would result in impairment.

Deferred Tax Asset Valuation Allowance

The Company accounts for corporate income taxes in accordance with SFAS 109, “Accounting for Income Taxes”, which requires an asset and liability approach.  This approach results in the recognition of deferred tax assets (future tax benefits) and liabilities for the expected future tax consequences of temporary timing differences between the book carrying amounts and the tax basis of assets and liabilities.  Future tax benefits are subject to a valuation allowance to the extent of the likelihood that the deferred tax assets may not be realized.

The Company has significant deferred tax assets, which include significant amounts of NOLs from the Company’s former restaurant operating subsidiary UFO. These NOLs were previously fully reserved based upon management’s best estimate of ultimate realizeability.  During 2002, based upon new evidence and management’s judgments these reserves were substantially reduced.  The amount of the reserve is significantly dependent on management’s assumptions regarding future taxable income and the availability of these NOLs to offset future taxable income. The effect on the Company’s net income is significant whenever the estimate of realizability changes, as it did in 2002 (See “Deferred Tax Assets” below). The Company expects to utilize most, if not all of the remaining NOLs in fiscal 2003.

Workers Compensation Deductible Program

The Company’s entered into a deductible worker’s compensation program for 2003 which is self funded up to $250,000 per claim.  As a result management is required to make estimates of incurred but not yet reported claims (“IBNR”) as there is frequently a lag time between the occurrence of the event or series of events that ultimately result in a claim under the program.  Therefore management accrues a liability for IBNR based primarily upon its claims experience under the program combined with managements’ estimation of the impact of safety programs designed to minimize the occurrence of claims.  However, as of June 29, 2003 the Company has only six months worth of claims experience upon which to base their estimate of IBNR.  During that six-month period the Company’s claims experience has been negligible.

Sales and Marketing

The Company’s sales and marketing strategy is twofold and targets sustainable growth in distribution of its products and the introduction of innovative new products to keep the Company positioned as the category leader in the market place.

In keeping with its strategy of bringing innovative, new products to the marketplace, in the second quarter of 2003 the Company worked aggressively to introduce a new line of prepared entrees.  Initially, the line consists of three gourmet lasagnas.  The Company introduced the line nationally to Sam’s Club Stores (“Sam’s Club”) during the quarter.  The line will be introduced to other wholesale club chains and retail accounts later in the year.

During the second quarter of 2003, the Company introduced an exciting, new look to its pasta and sauce packaging.  In sharp contrast to the technology-driven packaging traditionally used in the category, the Company’s new packaging was developed with a consumer focus and an emphasis on appetite appeal to motivate the point of sale purchase decision.  The Company introduced this new packaging to warehouse club stores during the second quarter, and will introduce a similar version to retail accounts later in the year.

Major Customers

Two of the Company’s customers, Costco Wholesale (“Costco”) and Wal-Mart, Inc including its subsidiary, Sam’s Club, accounted for 37% and 30%, respectively, of the Company’s sales for the six months ended June 29, 2003.  No other customer accounted for greater than 10% of net revenues for the period.

Deferred Tax Assets

During 2002, the Company completed its evaluation of the likelihood of realizing certain deferred tax assets arising from net operating losses (NOLs) originated in connection with its former restaurant operating subsidiary UFO.  As a result, reserves against these deferred tax assets totaling $5,404,000 were released and offset against income tax expense.  This credit, together with permanent differences and other current tax effects, resulted in a net income tax benefit of $3,128,000.  Of these amounts, $4,674,000 in reserves released along with permanent differences and other current tax effects, resulted in a net income tax benefit $3,549,000 during 2002. Utilization of these remaining NOLS and other deferred tax assets is expected to offset substantially all of the federal income taxes otherwise payable for 2003.  As of June 29, 2003, remaining net deferred tax assets available to offset future cash taxes are $3,483,000 short term and $754,000 long term.

Business Risks

Certain characteristics and dynamics of the Company’s business and of financial markets generally create risks to the Company’s long-term success and to predictable quarterly results.  These risks include:

•                                          No Assurance of Continued Profitability.  In the second quarter of 1994, the Company reported its first operating loss from continuing operations.   Subsequent to that quarter the Company incurred losses through the first quarter of 1997, after which it regained profitability, which has continued for twenty-five consecutive quarters. At June 29, 2003, the Company had an accumulated deficit of $4,189,000.  There can be no assurance that the Company will maintain its profitability in the long or short term.

•                                          Liquidity:  Need for Additional Capital.   Management believes that its current cash balances, operations, and existing bank lines of credit will provide adequate liquidity to meet the Company’s planned capital and operating requirements for normal operations and capital expenditures through the next twelve months.  See Note 6 to the financial statements for a description of the credit facility.  The disallowance of a significant portion of previously-utilized UFO NOLs might require an unexpected cash outlay.   The use of the UFO NOLs through second quarter 2003 is approximately $14 million.  If the Company’s operations do not provide cash sufficient to fund its operations, and the Company seeks outside financing, there can be no assurance that the Company will be able to obtain such financing when needed, on acceptable terms, or at all.  In addition, any future equity financing or convertible debt financing would cause the Company’s stockholders to incur dilution in net tangible book value per share of Common Stock.

•                                          Hiring and Retention of Key Personnel.  The success of the Company depends on its ability to retain key executives, and to motivate and retain other key employees and officers.  On September 3, 2002 the Company announced the hiring of James M. Williams as its new President, effective October 1, 2002, to replace R. Lance Hewitt, who stayed on as Chief Executive Officer through 2002.  Mr. Hewitt retired from day-to-day operations effective December 28, 2002 and Mr. Williams was named Chief Executive Officer on the same date.  The Company currently has key man insurance policies in place, each in the face amount of $500,000, for its Chairman, R. Lance Hewitt, and its Chief Financial Officer, Stephen L. Brinkman.  A policy will be added for Mr. Williams in the future.  There can be no assurance that significant management turnover will not occur in the future, which could disrupt the Company’s operations and business may suffer as a result.

•                                          Impact of Inflation.  Dairy ingredients and energy prices had a material inflationary impact on its operations during 2001, but did not have an impact during 2002 and so far have not had a material impact in 2003.  Freight rate increases related to fuel surcharges impacted the first two quarters of 2003 by approximately $80,000 when compared with the same period in 2002.  Substantial increases in labor, employee benefits, freight, ingredients and packaging, rents and other operating expenses, as well as increases in dairy ingredients and energy prices could adversely affect the operations of the Company’s business in future periods.  The Company cannot predict whether such increases will occur in the future, or their magnitude.

•                                          Risks Inherent in Food Production.  The Company faces all of the risks inherent in the production and distribution of refrigerated food products, including contamination, adulteration, and spoilage, and the associated risks of product liability litigation, which may be associated with even an isolated event.  Although the Company has modern production facilities, employs what it believes are the necessary processes and equipment in order to insure food safety, and has obtained USDA approval for its California production facilities, there can be no assurance that the Company’s procedures will be adequate to prevent the occurrence of such events.  The quality assurance programs and food safety programs similar to those employed in the Salinas, California facilities are in the process of being established for the Eugene, Oregon facility.

•                                          Dependence on Major Customers.  During the first six months of 2003, two of the Company’s customers, Costco Wholesale (“Costco”) and Wal-Mart, Inc including its subsidiary, Sam’s Club, accounted for 37% and 30%, respectively, of the Company’s total revenues.  The Company currently sells its products to eight separate Costco regions (approximately 330 stores) which currently make purchasing decisions independently of one another.  These regions re-evaluate, on a regular basis, the products carried in their stores. There can be no assurance that these Costco regions will continue to offer Monterey Pasta products in the future or continue to allocate Monterey Pasta the same amount of shelf space.  The Company also supplies its products to approximately 450 Sam’s Club stores, and 1,100 Wal-Mart Supercenters and Neighborhood Markets.  Purchasing decisions are made at the respective company’s headquarters with input from the store level.  The Company is in the sixth year of its relationship with Sam’s Club.  However, there can be no assurance that Sam’s Club will continue to carry its products.   The Company obtained the Wal-Mart Supercenter business during 2002, so the relationship is relatively new and there is no guarantee of its success. Loss of either of these customers, Costco or Sam’s Club, or a significant reduction in sales to either, would have a material adverse effect on the Company.  Additionally, liberalized pricing or allowance terms would create downward pressure on gross margins.

•                                          Seasonality and Quarterly Results.  The Company’s grocery and club store accounts are expected to experience seasonal fluctuations.  The Company’s business in general may also be affected by a variety of other factors, including but not limited to general economic trends, competition, marketing programs, and special or unusual events such as prolonged periods of hot weather.

•                                          Competition and Dependence on Common Carriers.  The Company’s business continues to be dominated by several very large competitors, which have significantly greater resources than the Company.  These competitors can outspend the Company and negatively affect the Company’s market share and results of operations.  The Company also continues to be dependent on common carriers to distribute its products.  Any disruption in its distribution system or increase in the costs thereof could have a material adverse impact on the Company’s business.

•                                          California Energy Supply and Pricing.  During 2001, California experienced an energy crisis that increased the Company’s energy expenses and could have disrupted the Company’s operations.  In the event of an acute power shortage, when power reserves for California fall below 1.5%, electricity providers have on some occasions implemented, and may in the future implement, rolling blackouts.  If blackouts interrupt the power supply to the Company’s production facilities, such facilities would temporarily be unable to continue production.  Any such interruption could result in a loss of revenue as a result of reduced production and spoilage of food products.  In addition, related to the energy crisis, many of the electricity and natural gas suppliers raised their rates substantially during the first six months of 2001. Because the Company has most of its operations in California, its operating costs are affected by an increase in electricity and natural gas prices. As a result, the Company’s operating results could to be affected in some measure in the future by fluctuations in the price or supply of energy.  Electricity prices are similar to the same three-month period a year ago.  Natural gas prices in the first six months of 2003 have increased over 60% from the same three-month period a year ago, after they had declined substantially during the summer and fall of 2002 from their levels in the first five months of 2001.  This impacted operating cost by approximately $180,000 during the first six months of 2003.  Management cannot predict the level of future energy prices or supply with certainty.

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

•                                          Dairy Ingredients Prices.  During the first ten months of 2001 average price of certain dairy ingredients increased over 40% compared with the average of the prior twelve months, as measured by butterfat prices published by the State of California Department of Food and Agriculture.  Because the Company utilizes various dairy ingredients in many of its products, its operating costs will be affected by an increase in the price of those ingredients. The Company’s operating results were affected in the first eleven months of 2001. Although dairy ingredient prices have declined significantly since November 2001 and have not negatively impacted 2003 operations, results could be affected in some measure in future months by renewed price increases, if they occur.  Dairy ingredients historically tend to be cyclical in nature and subject to declines in price as well as increases.  Management cannot predict with certainty the duration or magnitude of the current price cycle.

•                                          Deductible Worker’s Compensation Program.  The Company entered into a deductible worker’s compensation program for fiscal year 2003.  This program features a fixed annual payment, a deductible of $250,000 per occurrence, and a $500,000 letter of credit in favor of the insurance company. This new program creates a maximum exposure of approximately $2.1 million for claims occurring in 2003.  A competitive “guaranteed cost” program would have cost the Company approximately $1.5 million.  Therefore, the Company’s maximum incremental exposure in the event of adverse experience is approximately $600,000.  The maximum potential cost reduction is as much as $1.1 million.

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

Item 4.                                                           Disclosure Controls and Procedures

Under the supervision of and with the participation of its management, including the Company’s chief executive officer and chief financial officer, the Company conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), within the 90 day period prior to the filing date of this report. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of that date.

There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

PART II.  OTHER INFORMATION

Item 1.                                                           Legal Proceedings

The Company and two of its officers and directors have been named as defendants in two consolidated purported securities class action cases filed in the Northern District of California:  Wietschner v. Monterey Pasta Company et al., No. C 03-00632 MJJ (filed Feb. 13, 2003); Moore-Warner v.  Monterey Pasta Company et al., No. C 03-1072 MJJ (filed Mar. 12, 2003).  The cases purport to be brought on behalf of a class of all persons who purchased the common stock of the Company from July 11, 2002 through December 16, 2003.  The complaints allege that defendants issued false statements regarding expected earnings and revenues, in violation of Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934.  No specific amount of damages is claimed.  On July 11, 2003, lead plaintiffs filed a consolidated complaint.  Management believes that plaintiffs’ allegations are without merit and intends to contest the cases vigorously.

 On February 20, 2003, a purported shareholder derivative complaint was filed in the Superior Court, County of Monterey, Imperial County Employees’ Retirement System v. Hewitt et al., No. M63679.  The complaint alleges claims for breach of fiduciary duty, gross negligence, waste, and abuse of control against the directors of the Company, based in substantial part on the same allegations as the securities class action complaints.  On June 13, 2003, the Court granted the Company’s and the individual defendants’ demurrers (motions to dismiss) to the case without leave to amend.   The defendants have submitted a final judgment to be entered pursuant to the demurrers.

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

None

Item 3.                                                           Defaults upon Senior Securities

None

Item 4.                                                           Submission of Matters to a Vote of Security Holders

None

Item 5.                                                           Other Information

During the first quarter of 2003, the Company leased an additional 1,190 square feet of office space adjacent to its headquarters building in Salinas, California with a three-year lease.  During the second quarter of 2003, the Company leased an additional 10,904 square feet adjacent to its distribution center.  This brings the total square feet leased at the Salinas, California site of its distribution center to over 98,000.  Total square feet leased is now approximately 162,000 including 19,000 square feet in Eugene, Oregon, the site of its Emerald Valley Kitchen facility, and 44,000 square feet at its headquarters facility in Salinas, California.

Item 6.                                                           Exhibits and Reports on Form 8-K

(a)                                  Exhibits

10.45	Second Lease modification to Commercial lease dated January 1, 2000 between the Company and PTF for Operating Engineers, LLC for storage space in Monterey County, California

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)                                 Reports on Form 8-K

Date of Report	Items	Description
May 1, 2003	7, 9	Report of earnings for first quarter of 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONTEREY PASTA COMPANY

Date: August 7, 2003

By:

/s/ JAMES M. WILLIAMS

James M. Wiliams

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

4.7*	Stock Purchase Agreement between the Company and Kenneth A. Steel, Jr. dated April 29, 1997 (incorporated by reference from Exhibit 4.14 filed with the 1997 Amendment No. 1 to Form S-3)

10.1*	Second Amended and Restated 1993 Stock Option Plan (as amended on August 1, 1996) (incorporated by reference to Exhibit 10.1 filed with the Company’s 1996 Form 10-K)

10.2*	1995 Employee Stock Purchase Plan (incorporated by reference from Exhibit 10.15 to the Company’s 1994 Form 10 K)

10.3	Monterey County Production Facility Lease of the Company, as amended (incorporated by reference from Exhibit 10.03 to the SB-2)

10.4

Amendment No. 1 dated February 1, 1995 and Amendment No. 2 dated March 1, 1995 to Monterey County Production Facility Lease of the Company  (incorporated by reference from Exhibit 10.6 filed with the 1995 Form 10-K)

10.5

Amendment No. 3 dated September 12, 1997, and Amendment No. 4 dated February 6, 1999 to Monterey County Production Facility Lease of the Company (incorporated by reference from Exhibit 10.5 filed with the Company’s September 27, 1999 Quarterly Report on Form 10-Q dated November 4, 1999 (“1999 Q3 10-Q”))

10.6

Trademark Registration – MONTEREY PASTA COMPANY, under Registration No. 1,664,278, registered on November 12, 1991 with the U.S. Patent and Trademark Office (incorporated by reference from Exhibit 10.09 to the SB-2)

10.7

Trademark Registration – MONTEREY PASTA COMPANY, under Registration No. 1,943,602, registered on December 26, 1995 with the U.S. Patent and trademark Office (incorporated by reference from Exhibit 10.24 to the 1995 Form 10-K)

10.8

Trademark Registration      MONTEREY PASTA COMPANY and Design, under Registration No. 1,945,131, registered on January 2, 1996 with the U.S. Patent and trademark Office (incorporated by reference from Exhibit 10.25 to the 1995 Form 10-K)

10.9

Trademark Registration-MONTEREY PASTA COMPANY and Design, under Registration No. 1,951,624, registered on January 23, 1996 with the U.S. Patent and Trademark Office (incorporated by reference from Exhibit 10.26 to the 1995 Form 10-K)

10.10

Trademark Registration-MONTEREY PASTA COMPANY and Design, under Registration No. 1,953,489, registered on January 30, 1996 with the U.S. Patent and Trademark Office (incorporated by reference from Exhibit 10.27 to the 1995 Form 10-K)

10.11

Registration Rights Agreement dated as of June 15, 1995 with GFL Advantage Fund Limited, as amended on October 13 and 19, 1995, respectively  (incorporated by reference from Exhibit 10.2 to the 1995 Q2 10-Q, and Exhibits 10.6 and 10.7 to the Company’s S-3 Registration Statement No. 33-96684, filed on December 12, 1995 (“1995 S-3”))

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

10.37

Asset Purchase Agreement dated as of December 8, 2000, by and among the Company and the shareholders of Elena’s Food Specialties, Inc. (incorporated by reference to Exhibit 10.37 filed with the Company’s 2000 Form 10-K)

10.38

Limited License for use of Nate’s brand dated as of December 8, 2000, by and among the Company and the shareholders of Elena’s Food Specialties, Inc. (incorporated by reference to Exhibit 10.38 filed with the Company’s 2000 Form 10-K on February 7, 2000)

10.39

Fifth Amendment to Credit Agreement between the Company and Imperial Bank dated August 2, 1999 (incorporated by reference to Exhibit 10.39 in the Company’s April 1, 2001 Quarterly Report on  Form 10-Q filed on May 7, 2001)

10.40

Lease Extension and Modification Agreement between the Company and Marco Warehouse d.b.a. Salinas Valley Public Warehouse dated September 1, 2001 (incorporated by reference to Exhibit 10.40 in the Company’s September 30, 2001 Quarterly Report on  Form 10-Q filed on November 7, 2001)

10.41

Royalty Agreement dated January 18, 2002 between Company and Toscana Foods, LLC for ravioli with unique rough chopped filling (incorporated by reference to Exhibit 10.41 in the Company’s June 30, 2002 Quarterly Report on Form 10-Q filed on August 9, 2002)

10.42

Asset Purchase Agreement dated August 23, 2002 by and among the Company and the shareholders of Emerald Valley Kitchen, Inc. (incorporated by reference from Exhibit 10.42 filed with the Company’s 8-K on August 30, 2002)

10.43

Commercial lease dated August 23, 2002 between the Company and Mel Bankoff for plant, warehouse and  office space in Eugene, Oregon (incorporated by reference from Exhibit 10.43 filed with the Company’s 8-K on August 30, 2002)

10.44

Commercial lease dated January 3, 2003 between the Company and Conrad Family Trust for office space in Salinas, Monterey County, California (incorporated by reference from Exhibit 10.44 filed with the Company’s 2002 Form 10-K filed on February 14, 2003)

10.45**	Second Lease modification to Commercial lease dated January 1, 2000 between the Company and PTF for Operating Engineers, LLC for storage space in Monterey County, California

31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Management contract or compensatory plan or arrangement covering executive officers or directors of the Company and its former subsidiary, Upscale Food Outlets, Inc.

** filed herewith