Form 10-Q
period 2003-09-28
MONTEREY PASTA CO
filed 2003-11-06
CIK 913032

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 28, 2003.

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

Yes ☐                           No ☒

At November 6, 2003, 14,213,682 shares of common stock, $.001 par value, of the registrant were outstanding.

MONTEREY PASTA COMPANY

FORM 10-Q

Table of Contents

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Consolidated Balance Sheets as of September 28, 2003 (unaudited) and December 29, 2002

Condensed Consolidated Statements of Operations (unaudited) for the Third quarter ended September 28, 2003 and September 29, 2002 and for the Nine months ended September 28, 2003 and September 29, 2002

Condensed Consolidated Statements of Cash Flows (unaudited) for the Nine months ended September 28, 2003 and September 29, 2002

Notes to the Unaudited Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Item 4.	Disclosure Controls and Procedures

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Changes in Securities

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits and Reports on Form 8-K

Signature Page

Exhibit Index

302 Certification of Chief Executive Officer – Exhibit 31.1

302 Certification of Chief Financial Officer – Exhibit 31.2

906 Certification of Chief Executive Officer – Exhibit 32.1

906 Certification of Chief Financial Officer – Exhibit 32.2

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

MONTEREY PASTA COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 28, 2003	December 29, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,475,682	$6,838,244
Accounts receivable, net	6,915,873	6,058,710
Inventories	4,061,443	3,723,072
Deferred tax assets-short term	3,475,615	4,068,400
Prepaid expenses and other	1,616,389	1,048,120

Total current assets	21,545,002	21,736,546

Property and equipment, net	15,465,499	14,254,574
Deferred tax assets-long term	937,760	765,300
Goodwill, net	4,748,390	4,669,254
Intangible assets, net	2,050,469	2,239,113
Deposits and other	167,308	134,694

Total assets	$44,914,428	$43,799,481

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,459,102	$3,201,470
Accrued liabilities	1,309,119	1,639,918
Current portion of Long-term debt	3,988	14,964

Total current liabilities	4,772,209	4,856,352

Long-term debt	—	1,785

Commitments and contingencies

Stockholders’ equity:
Common stock	14,214	14,196
Additional paid-in capital	44,576,477	44,518,855
Accumulated deficit	(4,448,472)	(5,591,707)
Total stockholders’ equity	40,142,219	38,941,344

Total liabilities and stockholders’ equity	$44,914,428	$43,799,481

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONTEREY PASTA COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Third quarter ended		Nine months ended
	September 28, 2003	September 29, 2002	September 28, 2003	September 29, 2002
Net revenues	$14,875,852	$16,568,577	$46,263,692	$46,424,933
Cost of sales	10,890,204	10,385,662	31,742,998	29,236,073
Gross profit	3,985,648	6,182,915	14,520,694	17,188,860

Selling, general and administrative	4,392,853	4,194,117	12,899,500	11,712,906
Loss on disposition of assets	—	—	—	67,880

Operating income (loss)	(407,205)	1,988,798	1,621,194	5,408,074

Other income (expense), net	479	(223)	978	2,467
Interest income, net	14,302	5,598	58,950	91,452

Income (loss) before provision for income tax benefit (expense)	(392,424)	1,994,173	1,681,122	5,501,993

Provision for income tax benefit (expense)	132,869	3,549,238	(537,887)	3,128,300

Net income (loss)	$(259,555)	$5,543,411	$1,143,235	$8,630,293

Basic income (loss) per share	$(0.02)	$0.39	$0.08	$0.62
Diluted income (loss) per share	$(0.02)	$0.38	$0.08	$0.59

Weighted average basic shares outstanding	14,209,371	14,106,434	14,204,275	14,002,273

Weighted average diluted shares outstanding	14,474,957	14,641,970	14,418,961	14,687,571

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONTEREY PASTA COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended
	September 28, 2003	September 29, 2002
Cash flows from operating activities:
Net income	$1,143,235	$8,630,293
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	420,325	(3,480,835)
Depreciation and amortization	1,572,683	1,231,480
Provisions for allowances for bad debts, returns, adjustments and spoils	198,959	108,702
Tax benefit of disqualifying dispositions	—	379,400
Loss on disposition of assets	—	67,880
Changes in assets and liabilities:
Accounts receivable	(1,056,122)	(2,094,931)
Inventories	(338,371)	(689,577)
Prepaid expenses and other	(600,883)	(347,672)
Accounts payable	257,632	2,145,015
Accrued liabilities	(330,800)	(352,555)
Net cash provided by operating Activities	1,266,658	5,597,200

Cash flows from investing activities:
Purchase of property and equipment	(2,594,965)	(3,465,125)
Purchase of trademark, recipes, and rights	—	(149,292)
Acquisition of business operating assets	(79,135)	(5,930,974)
Net cash used in investing activities	(2,674,100)	(9,545,391)

Cash flows from financing activities:
Repayment of Long-Term	(12,761)	(23,716)
Proceeds from issuance of common stock	57,641	827,031
Net cash provided by financing activities	44,880	803,315

Net decrease in cash and cash equivalents	(1,362,562)	(3,144,876)

Cash and cash equivalents, beginning of period	6,838,244	7,232,128
Cash and cash equivalents, end of period	$5,475,682	$4,087,252

	September 28, 2003	September 29, 2002
Cash payments:
Interest	$0	$4,285
Income Taxes	155,501	(12,924)

The accompanying notes are an integral part of these consolidated financial statements.

MONTEREY PASTA COMPANY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     Basis of Presentation

The condensed consolidated financial statements have been prepared by Monterey Pasta Company (the “Company”) and are unaudited.  Certain amounts shown in the 2002 financial statements have been reclassified to conform to the current presentation.  The financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not necessarily include all information and footnotes required by generally accepted accounting principles, and should be read in conjunction with the Company’s 2002 Annual Report on Form 10-K.   In the opinion of the Company, all adjustments necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows as of September 28, 2003, and for the nine months then ended, have been recorded.  A description of the Company’s accounting policies and other financial information is included in the audited consolidated financial statements as filed with the Securities and Exchange Commission in the Company’s Form 10-K for the year ended December 29, 2002.  The consolidated results of operations for the interim quarterly periods are not necessarily indicative of the results expected for the full year.

For quarterly reporting purposes the Company employs a 4-week, 4-week, 5-week reporting period.  The fiscal year ends on the last Sunday of each calendar year (52/53-week year).  The 2002 fiscal year contained 52 weeks and ended on December 29.  The current fiscal year contains 52 weeks and will end on December 28, 2003.

2.     Business Acquisition and Statement of Cash Flows

On August 23, 2002, the Company purchased the operating assets and inventory of Emerald Valley Kitchen, Inc. a Eugene, Oregon based producer of organic salsas, dips, hummus, and sauces with over 90% of its sales to retail chains. The Company considered this purchase an opportunity to enter the rapidly growing organic food market.  The consideration to the sellers consisted of $5,744,000 in cash.  Additionally, the Emerald Valley owners are eligible to receive an earn-out based upon Emerald Valley Earnings before Interest, Taxes, Depreciation, and Amortization (“EBITDA”) above predetermined levels, starting at $979,000, for the first five years after the acquisition date.  It was agreed to calculate the earnout annually at the end of successive twelve-month periods following acquisition.  The calculation of the earn-out for the first year ended August 23, 2003 resulted in an additional payment to the former owners of $76,635.  Funding for the transaction and the first annual payment came from existing cash balances.

3.     New Accounting Pronouncements

In July 2002 the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This Statement also establishes that fair value is the objective for initial measurement of the liability.  Severance pay under SFAS 146, in many cases, would be recognized over time rather than up front. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002.  The adoption of this Statement did not have a material impact on the Company’s financial condition or results of operations.

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

Pursuant to its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. To date, the Company has not incurred any costs as there have been no lawsuits or claims that would invoke these indemnification agreements. Accordingly, the Company has no liabilities recorded for these agreements as of September 28, 2003.

The Company enters into indemnification provisions under (i) its agreements with other companies in its ordinary course of business, typically with business partners, contractors and customers, its sublandlord and (ii) its agreements with investors. Under these provisions the Company has agreed to generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by the Company with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. To date, the Company has not incurred any costs as there have been no lawsuits or claims related to these indemnification agreements. Accordingly, the Company has no liabilities recorded for these agreements as of September 28, 2003.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” which requires the consolidation of certain special purpose or variable interest entities. FIN No. 46 is applicable to financial statements issued after 2002, however, disclosures are required currently if the Company expects to consolidate any variable interest entities. The Company has no variable interest entities and therefore, there are no entities that will be consolidated with the Company’s financial statements as a result of FIN No. 46.

In May 2003, the FASB issued SFAS 150, “Accounting For Certain Financial Instruments with Characteristics of Both Liabilities and Equity” which establishes standards for how an issuer of financial instruments classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) if, at inception, the monetary value of the obligation is based solely or predominantly on a fixed monetary amount known at inception, variations in something other than the fair value of the issuer’s equity shares or variations inversely related to changes in the fair value of the issuer’s equity shares. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 is not expected to have a material impact on the Company’s financial position or results of operations.

4.     Inventories

Inventories consisted of the following:

	September 28, 2003	December 29, 2002

Production – Ingredients	$1,690,421	$1,280,970
Production – Finished Goods	1,343,686	1,538,465
Paper goods and packaging materials	1,152,878	940,960
Operating supplies	36,958	32,177
	4,223,943	3,792,572
Reserve for spoils and obsolescence	(162,500)	(69,500)

Net Inventories	$4,061,443	$3,723,072

5.     Property and Equipment

Property, plant and equipment consisted of the following:

	September 28, 2003	December 29, 2002

Machinery and equipment	$17,337,675	$15,965,795
Leasehold improvements	5,024,606	4,970,075
Computers, office furniture and equipment	729,781	724,198
Vehicles	364,433	363,748
	23,456,495	22,023,816
Less accumulated depreciation and amortization	(9,373,379)	(7,989,339)
	14,083,116	14,034,477
Construction in progress	1,382,383	220,097
Net property and equipment	$15,465,499	$14,254,574

The majority of construction in progress is related to the plant expansion program completed during the second quarter of 2003 with some minor projects remaining.  Other construction in progress is associated with typical annual projects involving replacement, regulatory, food safety and efficiency projects.

6.     Credit Facility

On August 1, 2001, Imperial Bank, now Comerica Bank provided a new multi-year credit facility to the Company.  The existing accounts receivable and inventory revolver was amended to expire October 31, 2003 with a commitment of $1.5 million and interest at either prime rate or LIBOR plus 185 basis points for a debt/tangible net worth ratio of less than 1.0:1.  LIBOR premium increases 25 basis points for debt/tangible net worth ratios from 1.0 to 1.25:1, with another 25 basis point increase for debt/tangible net worth ratios above 1.25:1.  In addition, the Company’s lender approved an $8.5 million non-revolving term facility in the event of a need for major capital expenditures and acquisitions, which expires October 31, 2009.  The term loan facility is subject to annual review if unused.  If used, it converts to an 84-month term loan.  Pricing is at either prime rate or LIBOR plus premiums for the same debt/tangible net worth ratios beginning at 200 basis points over LIBOR and increasing 25 basis points for successive debt/tangible net worth increments.  The total credit facility is $10.0 million.

The terms of the Credit Facility prohibit the payment of cash dividends (except with written approval) on the Company’s capital stock and restricts payments for, among other things, repurchasing shares of its capital stock.  Other terms of the Credit Facility limit the Company with respect to, among other things, (i) incurring additional indebtedness,  (ii) adversely changing the capital structure, and (iii) acquiring assets other than in the normal course of business including specific limits on annual capital expenditures, currently $4.25 million.  As of September 28, 2003, there were no violations of any loan covenants and no loans outstanding.

The Company has a written commitment from Comerica Bank to renew its credit facility as of its expiration date on terms at least as favorable as the prior year.

7.     Income Taxes

Deferred tax assets, principally related to the expected benefit from utilization of net operating loss carryforwards (“NOLs”), offset most of the estimated book tax expense, with actual cash tax payments of $156,000 year-to-date made during the first nine months of 2003.  Deferred tax assets remaining on the Balance Sheet at the end of the third quarter to offset future income tax liabilities, are $3,476,000 short term and $938,000 long term.

8.     Litigation

The Company and two of its officers and directors have been named as defendants in two consolidated purported securities class action cases filed in the Northern District of California:  Wietschner v. Monterey Pasta Company et al., No. C 03-00632 MJJ (filed Feb. 13, 2003); Moore-Warner v. Monterey Pasta Company et al., No. C 03-1072 MJJ (filed Mar. 12, 2003).  The cases purport to be brought on behalf of a class of all persons who purchased the common stock of the Company from July 11, 2002 through December 16, 2002.  The complaints allege that defendants issued false statements regarding expected earnings and revenues, in violation of Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934.  No specific amount of damages is claimed.  On July 11, 2003, lead plaintiffs filed a consolidated complaint.  The Company moved to dismiss, and that motion was heard on October 21, 2003.  Management believes that plaintiffs’ allegations are without merit and intends to contest the cases vigorously.

On February 20, 2003, a purported shareholder derivative complaint was filed in the Superior Court, County of Monterey, Imperial County Employees’ Retirement System v. Hewitt et al., No. M63679.  The complaint alleges claims for breach of fiduciary duty, gross negligence, waste, and abuse of control against the directors of the Company, based in substantial part on the same allegations as the securities class action complaints.  On June 13, 2003, the Court granted the Company’s and the individual defendants’ demurrers (motions to dismiss) to the case without leave to amend. After judgment was entered, plaintiff filed a notice of appeal. The parties subsequently agreed that the appeal would be dismissed, with each side to bear its own costs.  The stipulation to this effect has been filed with the Superior Court.  Accordingly, the lawsuit has concluded.

The Company will incur legal fees in defending the securities lawsuit.  At this time, the Company cannot estimate the amount of fees that will be incurred.  There are no other material legal procedings pending to which the Company is a party or to which any of its property is subject.  The Company is a party to ordinary routine litigation incidental to the Company’s business.

9.     Stockholders’ Equity

During the first nine months of 2003, 15,695 employee stock purchase plan shares were issued with proceeds to the Company of $54,000.  Additionally, 1,596 shares of common stock were issued during the same period as part of employee option exercises with proceeds to the Company of $4,000.

The Company accounts for employee stock options using the intrinsic value method, and has no current plans to change this accounting.  If the fair value method of accounting had been applied results would have been:

	3 mos. ended		9 mos. Ended
	9/28/2003	9/29/2002	9/28/2003	9/29/2002
Pro forma impact of fair value method:
Reported net income (loss)	$(260)	$5,543	$1,143	$8,630
Less: fair value impact of employee stock compensation	(341)	(298)	(978)	(816)

Pro forma net income (loss)	$(601)	$5,245	$165	$7,814

Earnings (loss) per common share:
Basic—as reported	$(0.02)	$0.39	$0.08	$0.62
Diluted—as reported	$(0.02)	$0.38	$0.08	$0.59
Basic—pro forma	$(0.04)	$0.37	$0.01	$0.56
Diluted—pro forma	$(0.04)	$0.36	$0.01	$0.53

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

The Company sells its pasta and sauces through leading grocery store chains and club stores.  As of September 28, 2003, approximately 8,700 grocery and club stores offered the Company’s products.  The Company plans to continue expansion of its distribution to grocery and club stores in its current market area and to further its penetration in other geographic regions of the U.S. and other parts of the world.

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

•                  Reduce operating costs as a percentage of sales through continual evaluation of administrative and production staffing and procedures.  The Company will consider additional capital improvements at its manufacturing facilities in order to increase production efficiencies and capacities, and to reduce the Company’s cost of goods on a per unit basis.

•                  Create brand awareness by communicating to the consumer that Monterey Pasta provides a healthful and nutritious line of products, and promote repeat business by reinforcing positive experiences with the Company’s products.

•                  Establish a presence with specific targeted accounts in the food service distribution channel.

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

Results of Operations

Net revenues from operations were $14,876,000 for the third quarter ended September 28, 2003, as compared to $16,569,000 for the third quarter ended September 29, 2002, a 10% decrease.  For the nine months ended September 28, 2003, net revenues decreased $161,000 to $46,264,000 from $46,425,000 for the nine months ended September 29, 2002.  The quarterly decrease was mainly related to lower sales to the Company’s two major customers, Costco Wholesale (“Costco”) and Sam’s Club Stores, by 31% and 3%, respectively.  The Costco decline was caused largely by a reduction of items in the refrigerated section storewide and some loss of items to competition.  The Sam’s decline was less significant and was related to some shelf space restrictions despite a greater number of items offered.  The year-to-date decrease was a result of a 14% reduction in club sales, which was only partially offset by an increase of 39% in retail sales.   EVK represented 26% of the 39% increase in retail sales and most of the remainder of the overall retail increase was contributed by increased number of stores gained in the last half of 2002.

Gross profit was $3,986,000, or 26.8% of net revenues for the third quarter 2003, compared to $6,183,000 or 37.3% for the third quarter of 2002. Year-to-date 2003 gross profit was 31.4%, compared with 37.0% for the first nine months of 2002.  This compares to a 36.1% gross profit for the year ended December 29, 2002.  The gross profit decline compared with third quarter 2002 and the year-ended December 29, 2002 was a function of increased fixed costs in anticipation of increased sales which have not grown at the level expected, and increased costs associated with a new packaging concept.  The year-to-date decline in gross profit was also caused by these factors.  In addition, one-time expenses associated with the rapid rollout of the new package to the Company’s second largest club store customer also contributed to the decline.

Selling, general and administrative expenses (“SG&A”) for the third quarter ended September 28, 2003, were $4,393,000, an increase of 5% as compared to $4,194,000 for the same quarter last year.   For the nine months ended September 28, 2003, SG&A totaled $12,899,000 or 27.9% of sales , an increase of 10% as compared to $11,713,000 or 25.2% of sales for the same period last year. For fiscal year-end 2002, SG&A expenses were 25.3% of sales.  The quarterly and year-to-date increases compared to 2002 are related to additional staffing in the sales and marketing area, extra legal expenses associated with the securities lawsuits, increased freight cost due to fuel surcharges and less efficient loads related to increased retail sales, and other staffing increases in the administrative area.  The increased percent of SG&A expenses as a percent of sales is attributable to spending levels geared to a higher sales growth expectation than was achieved in the first nine months.  Management believes that the current level of SG&A expenses is needed to support future sales growth.

Depreciation and amortization expense, included in cost of sales and SG&A, was $514,000 or 3.4% of net revenues for the quarter ended September 28, 2003, compared to $412,000 or 2.5% of net revenues for the quarter ended September 29, 2002.  For the nine months ended September 28, 2003, depreciation and amortization expense was $1,573,000 or 3.4% of net revenues, compared to $1,231,000 for the same period last year, which was 2.6% of net revenues.  Depreciation increased by $205,000 during the first nine months of 2003, to $1,384,000 from $1,179,000, as a result of depreciation related to the 2002 asset additions of $4.8 million, as well as those projects completed in the first three quarters of 2003.  The amortization increase of $137,000 during the first nine months, from $52,000 in 2002 to $189,000 in 2003 was related mainly to the Emerald Valley Kitchen acquisition.

There was no gain or loss on disposition of fixed assets in either of the third quarters ended September 28, 2003 or September 29, 2002. For the nine months ended September 28, 2003, there was no gain or loss compared to a loss of $68,000 for the nine months ended September 29, 2002.  The loss in 2002 resulted from write-off of over $250,000 of obsolete and abandoned computer hardware, software and furniture and fixtures.

Net interest income was $14,000 for the quarter ended September 28, 2003, compared to net interest income of $6,000 for the same quarter in 2002.   For the nine months ended September 28, 2003, net interest income was $59,000 compared to a net interest income of $91,000 for the nine months ended September 29, 2002. The interest income decrease is the result of lower interest rates and less profit from operations than the prior year.

Income taxes for the third quarter of 2003 were a tax credit of $133,000 or approximately 33.9% of pretax loss, as compared to a tax credit of $3,549,000 for the same period in 2002.   For the first nine months of 2003, income taxes were $538,000 or 32.0% of pretax income as compared to a tax credit of $3,128,000 for the same period in 2002.  The 2003 taxes were accrued for book purposes at the full taxation rates less certain credits, which were mostly offset by deferred tax assets, while the 2002 taxes were impacted in the third quarter by the reversal of deferred tax asset reerves related to NOLs from its former subsidiary Upscale Food Outlets (“UFO”).

During 2002, the Company completed a comprehensive study of the nature of certain NOLs arising in connection with its previously owned subsidiary UFO and the likelihood of their being utilized.   Management concluded that it was more likely than not that they would be utilized.  As a result, reserves against these specific deferred tax assets totaling $5,404,000 were released during 2002 and offset against income tax expense.  Because of this evaluation and resulting release of reserves, the Company expects that future income tax expense will be accrued at a more normalized combined Federal and State rate approaching statutory rates less certain tax credits and timing differences.  The future disallowance of any previous UFO NOL usage, if it occurs, would increase both income tax expense and amounts actually payable.

Liquidity and Capital Resources

During the nine month period ended September 28, 2003, $1.3 million of cash was provided by the Company’s operations, compared to $5.6 million cash provided in the first nine months of 2002.  The $4.3 million decrease is primarily attributable to decline in cash flow from operations of $3.2 million, with a significant change in accounts payable balance between comparable periods accounting for most of the remainder.  Capital expenditures were approximately $2.6 million in the first nine months of 2003 with major projects including an automated filling machine, a chunky ravioli line, a new telephone system, a prepared foods line, an upgrade of a chiller, and the final expenditures on the plant expansion at the distribution center.

During the first nine months of 2003, proceeds from the Employee Stock Purchase Plan share purchase of 15,695 shares were $54,000, and proceeds from employee option expercises were $4,000 (1,596 equivalent shares). This compares to the first nine months of 2002 in which $827,000 was generated from the exercise of stock options resulting in 610,650 shares of common stock ($791,000), and 7,670 Employee Stock Purchase Plan shares ($36,000).

The Company finances its operations and growth primarily with cash flows generated from operations. The Company has available a $10,000,000 credit facility consisting of a $1.5 million accounts receivable and inventory revolver and an $8.5 million non-revolving term facility for major capital expenditures and acquisitions (discussed in further detail on Note 6 to the financial statements on page 8).  This access to capital provides us with flexible working capital, which occasionally may be needed in the normal course of business, and the opportunity to grow our business through acquisitions or develop our existing infrastructure through capital investment.

The Company believes that its existing credit facilities, for which the Company has a written commitment to renew, together with cash flow from operations, are sufficient to meet its cash needs for normal operations including all capital expenditures for the next twelve months.

We believe that cash on hand of $5.5 million at September 28, 2003, as well as projected remaining fiscal 2003 and 2004 cash flows from operations, and availability under our Credit Facility are sufficient to fund our working capital needs, and anticipated capital expenditures, and any acquisitions the Company may enter into for the remainder of fiscal 2003 and 2004. We currently invest our cash on hand in highly liquid short-term investments yielding approximately 1% interest.

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

Goodwill/Intangible Assets

Intangible assets, other than goodwill, consist of tradenames and other intangibles and are recorded at cost, net of accumulated amortization.  These intangibles are amortized over their respective useful lives, if determinate, ranging from three to ten years.  Goodwill and intangibles with indeterminate useful lives are assessed for impairment at least annually. The valuation of these intangibles is generally determined based upon valuations performed by third party specialists and management’s best estimates of fair value.  As a result, the ultimate value and recoverability of these assets is subject to the validity of the assumptions used.  The Company cannot predict the occurrence of events that might adversely affect the reported value of goodwill that totaled $4.7 million at September 28, 2003.  However, the current fair market value of acquired assets is in excess of carrying values and, accordingly, management believes that only significant changes in cash flow assumptions would result in impairment.

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

The Company has significant deferred tax assets, which include significant amounts of NOLs from the Company’s former restaurant operating subsidiary UFO. These NOLs were previously fully reserved based upon management’s best estimate of ultimate realizeability.  During 2002, based upon new evidence and management’s judgments these reserves were substantially reduced.  The amount of the reserve is significantly dependent on management’s assumptions regarding future taxable income and the availability of these NOLs to offset future taxable income. The effect on the Company’s net income is significant whenever the estimate of realizability changes, as it did in 2002 (See “Deferred Tax Assets” below). The Company expects to utilize most of the remaining NOLs in fiscal 2003 and 2004.

Workers Compensation Deductible Program

The Company’s entered into a deductible worker’s compensation program for 2003 which is self funded up to $250,000 per claim.  As a result, management is required to make estimates of incurred but not yet reported claims (“IBNR”) as there is frequently a lag time between the occurrence of the event or series of events that ultimately result in a claim under the program.  Therefore management accrues a liability for IBNR based primarily upon its claims experience under the program combined with management’s estimation of the impact of safety programs designed to minimize the occurrence of claims.  However, the occurrence of significant claims could result in unexpectedly large charges.

As of September 28, 2003 the Company has only nine months worth of claims experience upon which to base their estimate of IBNR.  During that nine-month period the Company’s claims experience has been extremely low.

Sales and Marketing

The Company’s sales and marketing strategy is twofold and emphasizes sustainable growth in distribution of its products and introduction of innovative new products to keep the Company positioned as the category leader in the marketplace.

In keeping with its strategy of bringing innovative, new products to the marketplace, in the third quarter of 2003 the Company worked aggressively to develop a new line of reduced carbohydrate products.  This effort will leverage the current, and rapidly increasing popularity of reduced carbohydrate diet programs and lifestyles.  The Company plans to introduce this new line to both warehouse club and retail grocery accounts early in the fourth quarter and will incur costs associated with a new product line introduction.

In addition, the Company continued to work on its line of heat-and-serve entrees by presenting new varieties to its key accounts, and by developing an exciting new line of pasta and sauce “kits”.  These products will be entering the marketplace during the fourth quarter.

Following the introduction of its new pasta and sauce packaging to warehouse club accounts during the second and third quarters, the Company finalized its new package designs for its retail product lines during the third quarter.  The Company will be “restaging” its entire retail product line during the fourth quarter.

Major Customers

Two of the Company’s customers, Costco and Wal-Mart, Inc including its subsidiary, Sam’s Club, accounted for 35% and 32%, respectively, of the Company’s sales for the nine months ended September 28, 2003.  No other customer accounted for greater than 10% of net revenues for the period.

Deferred Tax Assets

During 2002, the Company completed its evaluation of the likelihood of realizing certain deferred tax assets arising from net operating losses (NOLs) originated in connection with its former restaurant operating subsidiary UFO.  As a result, reserves against these deferred tax assets totaling $5,404,000 were released and offset against income tax expense.  This credit, together with permanent differences and other current tax effects, resulted in a net income tax benefit of $3,128,000.  Of these amounts, $4,674,000 in reserves released along with permanent differences and other current tax effects, resulted in a net income tax benefit $3,549,000 during 2002. Utilization of these remaining NOLS and other deferred tax assets is expected to offset substantially all of the federal income taxes otherwise payable for 2003.  As of September 28, 2003, remaining net deferred tax assets available to offset future cash taxes are $3,476,000 short term and $938,000 long term.

Business Risks

Certain characteristics and dynamics of the Company’s business and of financial markets generally create risks to the Company’s long-term success and to predictable quarterly results.  These risks include:

•                  No Assurance of Continued Profitability.  In the second quarter of 1994, the Company reported its first operating loss from continuing operations.   Subsequent to that quarter the Company incurred losses through the first quarter of 1997, after which it regained profitability, which continued for twenty-five consecutive quarters through the second quarter of 2003.  At September 28, 2003, the Company had an accumulated deficit of $4,448,000.  There can be no assurance that the Company will generate profits in the short or long term.

•                  Liquidity:  Need for Additional Capital.   Management believes that its current cash balances, operations, and existing bank lines of credit will provide adequate liquidity to meet the Company’s planned capital and operating requirements for normal operations and capital expenditures through the next twelve months.  See Note 6 to the financial statements for a description of the credit facility.  The disallowance of a significant portion of previously-utilized UFO NOLs might require an unexpected cash outlay.   The use of the UFO NOLs through third quarter 2003 is approximately $14 million.  If the Company’s operations do not provide cash sufficient to fund its operations, and the Company seeks outside financing, there can be no assurance that the Company will be able to obtain such financing when needed, on acceptable terms, or at all.  In addition, any future equity financing or convertible debt financing would cause the Company’s stockholders to incur dilution in net tangible book value per share of Common Stock.

•                  Hiring and Retention of Key Personnel.  The success of the Company depends on its ability to retain key executives, and to motivate and retain other key employees and officers.  On September 3, 2002 the Company announced the hiring of James M. Williams as its new President, effective October 1, 2002, to replace R. Lance Hewitt, who stayed on as Chief Executive Officer through 2002.  Mr. Hewitt retired from day-to-day operations effective December 28, 2002 and Mr. Williams was named Chief Executive Officer on the same date.  On October 6, 2003, Mr. Stephen L. Brinkman announced his resignation as the Company’s Chief Financial Officer.  Scott Wheeler, the current Corporate Controller was named as Chief Financial Officer effective October 27, 2003. The Company currently has a key man insurance policy with a face amount of $500,000  for Mr. Williams.  There can be no assurance that significant management turnover will not occur in the future, which could disrupt the Company’s operations, and business may suffer as a result.

•                  Impact of Inflation.  Dairy ingredients and energy prices had a material inflationary impact on the Company’s operations during 2001, but did not have an impact during 2002 and so far have not had a material impact in 2003.  Freight rate increases related to fuel surcharges impacted the first three quarters of 2003 by approximately $120,000 when compared with the same period in 2002.  Substantial increases in labor, employee benefits, freight, ingredients and packaging, rents and other operating expenses, as well as increases in dairy ingredients and energy prices could adversely affect the operations of the Company’s business in future periods.  The Company cannot predict whether such increases will occur in the future, or their magnitude.

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

•                  Dependence on Major Customers.  During the first nine months of 2003, two of the Company’s customers, Costco and Wal-Mart, Inc including its subsidiary, Sam’s Club, accounted for 35% and 32%, respectively, of the Company’s total revenues.  The Company currently sells its products to eight separate Costco regions (approximately 330 stores) which currently make purchasing decisions independently of one another.  These regions re-evaluate, on a regular basis, the products carried in their stores. There can be no assurance that these Costco regions will continue to offer Monterey Pasta products in the future or continue to allocate Monterey Pasta the same amount of shelf space.  The Company also supplies its products to approximately 450 Sam’s Club stores, and 1,100 Wal-Mart Supercenters and Neighborhood Markets.  Purchasing decisions are made at the respective company’s headquarters with input from the store level.  The Company is in the sixth year of its relationship with Sam’s Club.  However, there can be no assurance that Sam’s Club will continue to carry its products.   The Company obtained the Wal-Mart Supercenter business during 2002, so the relationship is relatively new and there is no guarantee of its success. Loss of either of these customers, Costco or Sam’s Club, or a significant reduction in sales to either, would have a material adverse effect on the Company.  Additionally, liberalized pricing or allowance terms would create downward pressure on gross margins.

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

•                  California Energy Supply and Pricing. During 2001, California experienced an energy crisis that increased the Company’s energy expenses and could have disrupted the Company’s operations.  In the event of an acute power shortage, when power reserves for California fall below 1.5%, electricity providers have on some occasions implemented, and may in the future implement, rolling blackouts.  If blackouts interrupt the power supply to the Company’s production facilities, such facilities would temporarily be unable to continue production.  Any such interruption could result in a loss of revenue as a result of reduced production and spoilage of food products.  In addition, related to the energy crisis, many of the electricity and natural gas suppliers raised their rates substantially during the first six months of 2001. Because the Company has most of its operations in California, its operating costs are affected by an increase in electricity and natural gas prices. As a result, the Company’s operating results could be affected in some measure in the future by fluctuations in the price or supply of energy.  Electricity prices are similar to the same three-month period a year ago.  Natural gas prices in the first nine months of 2003 have increased over 80% from the same period a year ago.  This impacted operating cost by approximately $225,000 during the first nine months of 2003.  Management cannot predict the level of future energy prices or supply with certainty.

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

•                  Dairy Ingredients Prices.  During the first ten months of 2001 average price of certain dairy ingredients increased over 40% compared with the average of the prior twelve months, as measured by butterfat prices published by the State of California Department of Food and Agriculture.  Because the Company utilizes various dairy ingredients in many of its products, its operating costs will be affected by an increase in the price of those ingredients. The Company’s operating results were affected in the first eleven months of 2001. Although dairy ingredient prices have declined significantly since November 2001, they have started to increase in the third quarter 2003, but have not as yet materially impacted operating margins.  Continued increases in dairy prices, if they occur, will have a negative impact on operating results in the future.  Dairy ingredients historically tend to be cyclical in nature and subject to declines in price as well as increases.  Management cannot predict with certainty the duration or magnitude of the current price cycle.

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

In the ordinary course of its business the Company enters into commitments to purchase raw materials over a period of time, generally six months to one year, at contracted prices.  At September 28, 2003 these future commitments were not at prices in excess of current market, or in quantities in excess of normal requirements.  The Company does not utilize derivative contracts either to hedge existing risks or for speculative purposes.

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

Item 4.    Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including the our chief executive officer and chief financial officer, the Company evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended.  Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 28, 2003. There have been no significant changes during the quarter ended September 28, 2003 (including corrective actions with regard to significant deficiencies or material weaknesses) in the Company’s internal controls or in other factors that could significantly affect these controls.

PART II.  OTHER INFORMATION

Item 1.       Legal Proceedings

The Company and two of its officers and directors have been named as defendants in two consolidated purported securities class action cases filed in the Northern District of California:  Wietschner v. Monterey Pasta Company et al., No. C 03-00632 MJJ (filed Feb. 13, 2003); Moore-Warner v. Monterey Pasta Company et al., No. C 03-1072 MJJ (filed Mar. 12, 2003).  The cases purport to be brought on behalf of a class of all persons who purchased the common stock of the Company from July 11, 2002 through December 16, 2003.  The complaints allege that defendants issued false statements regarding expected earnings and revenues, in violation of Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934.  No specific amount of damages is claimed.  On July 11, 2003, lead plaintiffs filed a consolidated complaint.  The Company moved to dismiss, and that motion was heard on October 21, 2003.  Management believes that plaintiffs’ allegations are without merit and intends to contest the cases vigorously.

On February 20, 2003, a purported shareholder derivative complaint was filed in the Superior Court, County of Monterey, Imperial County Employees’ Retirement System v. Hewitt et al., No. M63679.  The complaint alleges claims for breach of fiduciary duty, gross negligence, waste, and abuse of control against the directors of the Company, based in substantial part on the same allegations as the securities class action complaints.  On June 13, 2003, the Court granted the Company’s and the individual defendants’ demurrers (motions to dismiss) to the case without leave to amend. After judgment was entered, plaintiff filed a notice of appeal. The parties subsequently agreed that the appeal would be dismissed, with each side to bear its costs.  The stipulation to this effect has been filed with the Superior Court.  Accordingly, the lawsuit has concluded.

The Company will incur legal fees in defending the securities lawsuit. There are no other material legal procedings pending to which the Company is a party or to which any of its property is subject.  The Company is a party to ordinary routine litigation incidental to the Company’s business.

Item 2.       Changes in Securities

None

Item 3.       Defaults upon Senior Securities

None

Item 4.       Submission of Matters to a Vote of Security Holders

(a) The Company’s annual stockholders’ meeting was held July 30, 2003.

(b) At the annual meeting the following matters were approved:

(i) the election of the following nine directors to hold office for the ensuing year and until their successors are elected and qualified.  The following directors received vote total listed below:

	Votes For *	Votes Against *
R. Lance Hewitt	13,090,175	8,259
Charles B. Bonner	13,092,184	6,250
Michael P. Schall	13,090,634	7,800
Van Tunstall	13,063,740	36,494
James Wong	13,060,827	37,607
Stephen L. Brinkman	13,095,134	3,300
Walter L. Henning	13,096,334	2,100
F. Christopher Cruger	13,062,431	36,003
James M. Williams	13,077,234	21,200

*Abstentions for all directors were 290,139 shares

(ii) the appointment of BDO Seidman, LLP as the independent public accountants for the year ending December  29, 2002 was approved with 13,312,884 votes in favor, 33,054 votes against, and 42,635 votes abstaining.

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

Item 6.       Exhibits and Reports on Form 8-K

(a)          Reports on Form 8-K

Date of Report	Items	Description

July 29, 2003	7, 9	Report of earnings for second quarter of 2003

(b)         Exhibits

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

MONTEREY PASTA COMPANY

Date: November 6, 2003

By:

/s/ JAMES M. WILLIAMS

      James M. Williams

      Chief Executive Officer

By:

/s/ SCOTT WHEELER

      Scott Wheeler

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
10.37

Asset Purchase Agreement dated as of December 8, 2000, by and among the Company and the shareholders of Elena’s Food Specialties, Inc. (incorporated by reference to Exhibit 10.37 filed with the Company’s 2000 Form 10-K)

10.38

Limited License for use of Nate’s brand dated as of December 8, 2000, by and among the Company and the shareholders of Elena’s Food Specialties, Inc. (incorporated by reference to Exhibit 10.38 filed with the Company’s 2000 Form 10-K on February 7, 2000)

10.39

Fifth Amendment to Credit Agreement between the Company and Imperial Bank dated August 2, 1999 (incorporated by reference to Exhibit 10.39 in the Company’s April 1, 2001 Quarterly Report on Form 10-Q filed on May 7, 2001)

10.40

Lease Extension and Modification Agreement between the Company and Marco Warehouse d.b.a. Salinas Valley Public Warehouse dated September 1, 2001 (incorporated by reference to Exhibit 10.40 in the Company’s September 30, 2001 Quarterly Report on Form 10-Q filed on November 7, 2001)

10.41

Royalty Agreement dated January 18, 2002 between Company and Toscana Foods, LLC for ravioli with unique rough chopped filling (incorporated by reference to Exhibit 10.41 in the Company’s June 30, 2002 Quarterly Report on Form 10-Q filed on August 9, 2002)

10.42

Asset Purchase Agreement dated August 23, 2002 by and among the Company and the shareholders of Emerald Valley Kitchen, Inc. (incorporated by reference from Exhibit 10.42 filed with the Company’s 8-K on August 30, 2002)

10.43

Commercial lease dated August 23, 2002 between the Company and Mel Bankoff for plant, warehouse and office space in Eugene, Oregon (incorporated by reference from Exhibit 10.43 filed with the Company’s 8-K on August 30, 2002)

10.44

Commercial lease dated January 3, 2003 between the Company and Conrad Family Trust for office space in Salinas, Monterey County, California (incorporated by reference from Exhibit 10.44 filed with the Company’s 2002 Form 10-K filed on February 14, 2003)

10.45

Second Lease modification to Commercial lease dated January 1, 2000 between the Company and PTF for Operating Engineers, LLC for storage space in Monterey County, California (incorporated by reference from Exhibit 10.45 filed with the Company’s June 29, 2003 Quarterly Report of Form 10-Q filed on August 7, 2003)

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