Form 10-K
period 2003-12-28
MONTEREY PASTA CO
filed 2004-03-08
CIK 913032

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON DC  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2003

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

Yes  ☒                                          No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐                                          No ☒

The approximate aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer as of June 27, 2003 was $37,007,000.  The number of shares outstanding of the issuer’s common stock as of March 5, 2003 was 14,213,682.

Documents Incorporated by reference: Part II item 5 and Part III item 14 of this Report are incorporated by reference from the definitive Proxy Statement for the registrant’s 2004 annual meeting of stockholders.

PART I

ITEM 1.                                                     BUSINESS

Introduction

Monterey Pasta Company (“the Company”) began its business in 1989 as a producer and distributor of refrigerated gourmet pasta and sauces to restaurants and grocery stores in the Monterey, California area.  The Company has since expanded its operations to include a more diversified range of gourmet refrigerated food products, which it provides to grocery and club stores throughout the United States, as well as selected regions in Canada, the Caribbean, Latin America, and Asia Pacific.  The Company’s overall strategy is to enhance the value of the Monterey Pasta Company brand by distributing its gourmet food products through multiple channels of distribution, while selectively participating in private label partnerships.

The Company currently produces and markets premium quality refrigerated gourmet pastas, gnocchi, pasta sauces, stuffed pizzas and calzones, prepared foods, salsas, dips, hummus, and polenta, emphasizing superior flavors and innovative products.  It seeks to build brand recognition and customer loyalty by employing a marketing program that focuses on developing multiple points of sale for the Company’s products, and increasing consumer awareness of the Company’s offerings.  The Company markets and sells its products primarily through grocery and club stores.

The Company offers over 200 varieties of contemporary gourmet food products that are produced using the Company’s proprietary recipes.  Some examples of the Company’s products are listed under “Products” on pages four, five, and six.  In 2003, the Company introduced new prepared food items such as two varieties of lasagna and stuffed manicotti. In addition, the Company introduced a line of reduced-carbohydrate pasta products under the CarbSmart Brand, along with several extensions of existing lines. In 2002, the Company purchased the operating assets of Emerald Valley Kitchen (“Emerald Valley”) of Eugene, Oregon, a producer of refrigerated organic salsas, dips, hummus and sauces.  This acquisition marked the Company’s entrance into the rapidly growing organic food business and new items were introduced in 2003 in this line as well.  For further information, see “Liquidity, Capital Resources, and Business Acquisitions” on page 12.

The Company sells its products through leading grocery store chains including Albertson’s, King Soopers, Safeway, Fred Meyer, Kroger, Raley’s, Trader Joe’s, Publix, Wegmans, HEB, Dominick’s, and QFC; and warehouse club stores including Costco Wholesale, Sam’s Club, a division of Wal-Mart, and BJ’s.  As of December 28, 2003, approximately 9,000 grocery and club stores offered Monterey Pasta’s products.

In 1998, the Company added a web site, www.montereypasta.com, to further support its brand by providing both consumer and investor information The site provides a comprehensive insight into the Company’s profile, product offerings, financial strength, as well as consumer tips for those interested in gourmet food.

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

Monterey Pasta Company was originally incorporated in California in June 1989 and was reincorporated in Delaware in August 1996. The Company’s executive offices and principal facilities are located at 1538 Moffett Street, Salinas, California 93905.  The Company’s telephone number is (831) 753-6262. The Company’s World Wide Web site is www.montereypasta.com. Investors can obtain copies of SEC filings from this site free of charge, as well as from the SEC website at www.sec.gov.

This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, that involve substantial risks to the Company, including statements about the Company’s past operating losses, the ability to attract and retain qualified management, the impact of inflation, dependence on major customers, and marketing and sales risks. Also risks associated with processing and distributing refrigerated food products, changing customer preferences and integration of acquired companies.  In connection therewith, please see the cautionary statements contained herein in “Business Risks” which identify important factors that could cause actual results to differ materially from those in the forward-looking statements.

Industry Overview

The Company believes that the U.S. retail market for refrigerated pasta is large and fragmented.  Although refrigerated pasta products are not new, fresh pasta and pasta sauce were essentially created as a national specialty food category in 1986 when Nestle Fresh Foods Co., a division of Nestle S.A. (“Nestle”), introduced its Contadina® (now Buitoni®) brand of fresh pasta.  In 1990, Kraft General Foods, Inc., a division of Philip Morris (“Kraft”), now Kraft Foods, Inc (“KFT”) unveiled its DiGiorno brand of fresh pasta nationally.

The Company believes that the initial interest in the fresh pasta category was influenced by several factors including heavy advertising and promotion by Nestle and Kraft, the changing consumer preference for freshly prepared healthy foods, and increasing consumer demand for convenient, quick meal solutions.  The Company is further encouraged by industry research reports, which show that spending on refrigerated gourmet, specialty foods by consumers appears to be growing.

No assurance can be given that the refrigerated foods industry will expand further.  Nor can there be any assurance that current trends in healthy eating, perception of fresh pasta and pasta sauce as a healthy eating alternative, consumer demand for meal solutions, diet trends or consumer spending levels in the specialty food category will continue in the future.  Additionally, as the Company expands into different geographic regions, it may encounter different consumer perceptions, attitudes and behavior.  This may adversely impact the Company’s marketing and expansion strategy and cause it to incur greater expenses in the promotion of its products.

While the market for refrigerated gourmet food products is fragmented, with a large number of national, regional and local competitors, the Company believes that it can be successful in this market by offering higher quality, upscale products with superior flavor profiles.  The Company also expects to leverage its existing presence in club stores to gain distribution of its prepared food products.

The organic food business has been growing at a double-digit rate since the 1960s and has now reached over $7 billion in retail sales, according to Nutrition Business Journal.  New Federal standards, under the auspices of the United States Department of Food and Agriculture (“USDA”), were adopted for the industry in October 2002.  The purpose of the new standards was to provide a framework for organic content of product with the use of the USDA seal for those products meeting the “organic” definition (95% organic content), and set standards for product quality and food safety so as to improve the overall strength of the organic foods industry and protect the consumer.  Emerald Valley and other credible producers who meet the standards to be labeled USDA organic will be in an excellent position to participate in the future growth of the industry.  Currently all Emerald Valley products now qualify for the USDA designation.  The Company’s future organic offerings will be produced and formulated with the objective of qualifying for the USDA designation.

No assurance can be given that the market for refrigerated gourmet food products will expand further and that space will be made available at the store level to house refrigerated products.  Nor can there be any assurance that current trends in healthy gourmet eating, perception of many of the Company’s products as healthy gourmet eating alternatives, consumer demand for quick meal solutions, or consumer spending levels in the specialty food category will continue in the future.  Additionally, as the Company expands into different geographic regions, it may encounter different consumer perceptions, diet trends, attitudes and behavior.  This may adversely impact the Company’s expansion strategy and cause it to incur greater expenses in the promotion of its products.

Strategy

Monterey Pasta’s overall objective is to become a leading national supplier of refrigerated gourmet food products through distribution of its products to grocery and club stores.  The key elements of the Company’s strategy include the following:

•                                Expand market share through same-store revenue growth, addition of new grocery and club stores, geographic diversification, and product line expansion, including creation of additional meal solutions using Monterey Pasta products.

•                                Introduce new products on a timely basis to maintain customer interest and to respond to changing consumer tastes.  In order to maximize its margins, the Company will focus its efforts on those new products that can be manufactured and distributed out of its Salinas, California or Eugene, Oregon facilities, and will supplement and compliment its existing product lines.

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

•                                Seek to establish a presence with specific targeted accounts in the food service distribution channel.

•                                Consider the acquisition of other compatible companies or product lines to expand retail distribution, or the range of product offerings, or to accomplish other synergies where the acquisition will create long-term stockholder value, and be accretive to earnings in the first year.

The Company will continue to direct its advertising and promotional activities to specific programs customized to suit its retail grocery and club store accounts as well as to reach target consumers.  These will include in-store demonstrations, coupon programs, temporary price reduction promotions, and other related activities. There can be no assurance that the Company will be able to increase its net revenues from grocery and club stores.  Because the Company will continue to make expenditures associated with the expansion of its business, the Company’s results of operations may be affected.

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

Products

The Company produces and markets a variety of gourmet refrigerated cut pasta; filled pastas including borsellini, ravioli, tortelloni, tortellini; gnocchi; pasta sauces; stuffed pizzas and calzones; salsas; dips; hummus; and polenta under the Monterey Pasta Company, Arthur’s, Emerald Valley Kitchen and Nate’s brands, as well as private labels.  Arthur’s is a mid-priced pasta and sauce label, which was acquired as part of the March 1999 acquisition of San Antonio Texas-based Frescala Foods, Inc. (“Frescala”).  The Emerald Valley Kitchen brand was acquired as part of the Emerald Valley acquisition in August 2002.  The Nate’s label was acquired in December 2000.  For further information, See “Liquidity, Capital Resources, and Business Acquisitions” on page 12.

The Company is committed to diversifying its offerings with innovative new product line extensions, complementary products, and other gourmet food products.  The Company’s product development chefs and product development consultants focus on creating new products that innovatively blend complementary tastes, food textures and ingredients while strictly adhering to the Company’s emphasis on freshness, healthfulness and quality.  As new products are introduced, selected items will be discontinued to help ensure that the product line is focused on consumer demand, to maximize the Company’s return on its shelf space in grocery and club stores, and to respond to changing trends and consumer preferences.

The Company’s refrigerated products are packaged predominantly in clear lightweight containers, which reveal the fresh appearance of its products.  Monterey Pasta presents its products with a colorful logo, distinctive packaging, ingredient information and cooking instructions to communicate the gourmet, fresh and healthful qualities of its products.  All of the Company’s products now feature newly redesigned packaging to maximize shelf impact and generate increased consumer interest in the products, with increased emphasis on quickly informing the consumer about the products.  The Company will continue to emphasize innovative packaging techniques to maximize appeal on the shelf.

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

Production

The Company currently produces its products in a 43,700 square foot Monterey County, California facility.  In 2003, the Company completed the production facility at a new 41,300 square foot facility which is located approximately three miles from principal production facility.  Within this new facility, 8,000 square feet are currently being used for production, while the remaining 33,300 square feet remains unoccupied and is available for future expansion. This new production facility is adjacent to its 19,800 square foot refrigerated distribution center, 26,000 square feet of ambient storage, and 2,100 square feet of office space for a total of 89,200 square feet at this location.  In addition, the Company produces organic salsas, dips, and hummus at its 19,000 square foot organically certified facility in Eugene, Oregon, which was integrated into the business as part of the Emerald Valley acquisition. Organic grilling sauces are produced at an organically certified co-packer in Forest Grove, Oregon.  The California facilities are strategically located in one of the largest produce-growing regions in the United States and are near several major vendors and food service distributors.  In 2004, the Company announced the purchase of an 80% interest in CIBO Naturals LLC which operates out of a 17,500 square foot facility in Seattle, WA.  For further information, see Acquisitions on Page 13. Both California facilities are certified by the United States Department of Agriculture (“USDA”) and utilize state of the art thermal processing, chilling and packaging processes.  The Company employs a total of approximately 338 persons at all locations, including 53 administrative personnel, eight sales personnel, five drivers, and 272 distribution and production personnel.  For additional information, see “Employees” on page 8.

Refrigerated pasta is manufactured at the California facilities using high quality ingredients such as Extra Fancy Durham wheat, whole eggs or egg whites, fresh herbs and Individually Quick Frozen (“IQF”) herbs and spices, and local cheeses and milk products.  The ingredients are mixed in accordance with the Company’s proprietary recipes.  After filling with fresh and unusual ingredients such as snow crab, spinach, feta cheese, lobster, and Vermont cheddar cheese, the pasta products receive a prescribed thermal process, or pasteurization to insure product safety and to preserve flavor, quality and shelf life.  The products are then chilled immediately and packaged in controlled atmosphere trays.  Pasta sauces are mixed and processed in individual batches in accordance with the Company’s proprietary processes and recipes and then directly packed and sealed in plastic containers.  Pizza and calzone products are baked in continuous process ovens before being chilled, packed, and sealed using the same process as is used for pasta products. The new lasagna products are baked in new rotary tray ovens. After preparation, processing, chilling and packaging, all pasta, baked products, and sauces are kept in cold storage to preserve quality and shelf life.

The Company regularly reviews a variety of potential capital projects for the production department and in the past three years has spent approximately $10.6 million on capital improvements. These included significant upgrades and improvements to the pasta lines, two packaging lines, capacity for chunky ravioli, a new jar sauce filling line, two clean rooms, increased sauce capacity and efficiency, a pizza/calzone line, and boiler and utility upgrades to accommodate capacity increases..  Significant 2001 expenditures included $1.2 million to double the capacity of the pizza/calzone line and improve the overall process, an improved sauce labeling machine, two machines and dies to produce borsellini, and an upgraded ingredients blending area.  The new production facility, which was utilized during 2003, added approximately 30 percent of additional pasta manufacturing capacity at a cost, including leasehold improvements, of approximately $2.1 million.  In 2003, the Company added the ability to produce items in the rapidly growing prepared foods category, and corresponding plant improvement to accommodate these new products. Also added were automated filling equipment that reduced operating costs. Future additions of assets will be evaluated for increased efficiency, flexibility and capacity needs.

Raw Materials

The Company purchases its raw materials from vendors throughout the United States and the world, although over 90% by dollar volume come from domestic sources, and over 55% of the domestic ingredients come from California.  Vendor selection is based on ability to meet specifications and pricing, in that order.  Because the ingredients are agricultural products the Company uses a combination of contracts, all of which are one year or less in duration, as well as open market purchases to minimize the pricing risks and uncertainty of supply.  The Company does have one long-term contract with its liquid nitrogen provider which expires November 30, 2007

The most important ingredients used are dairy-based ingredients, eggs, flour, cooked seafood and meats, spinach, basil, and spices.  Management is unaware of any current restrictions or other factors that would have a material adverse effect on the availability of these raw materials.  The Company’s purchasing policies are designed to provide more than one credible source for all ingredients.

Distribution

The Company’s success depends upon an effective system of distribution for its products.   In Northern California, the Company maintains three direct store delivery (“DSD”) routes to deliver its products to approximately 140 stores. The Company also delivers product directly to warehouses for several Northern California chains.  To distribute its products to other customers and other parts of the country which is over 90% of its business, the Company uses common carriers.  The dependence on other companies for delivery of its products poses a risk to the Company.  While the common carrier method of delivery has been reliable and available at acceptable rates thus far, there can be no assurance that the Company will continue to be able to negotiate acceptable freight rates in the future and that delivery will not be disrupted for reasons including, but not limited to, adverse weather, natural disasters or labor disputes in the trucking industry.

Grocery Chain and Club Store Sales

Monterey Pasta sells its products to chain grocery and club stores with approximate number of stores at each year-end listed below:

	Number of Stores Carrying Monterey Pasta Products
	2001	2002	2003
Retail Grocery Stores	5,640	7,780	7,940
Club Stores	780	920	1,060
Total	6,420	8,700	9,000

For the years 2001, 2002, and 2003 Costco accounted for 48%, 43%, and 34% of total net revenues, while Sam’s Club stores, including Wal-Mart Supercenters, accounted for 31%, 31% and 32% of revenues for the same years.  The Company currently sells its products to eight separate Costco regions which make purchasing decisions independently of one another.  These regions re-evaluate, on a regular basis, the products carried in their stores.  During 2003, Costco made a decision to reduce the number of items that it offers to its members, which caused a reduction in the number of items that the Company sold to Costco during 2003. There can be no assurance that these Costco regions will continue to offer Monterey Pasta products in the future or continue to allocate Monterey Pasta the same amount of shelf space. The Company currently supplies its products to approximately 458 Sam’s Club stores, which feature expanded delis.  Purchasing decisions for these affiliates are made at the company headquarters with input from the store level.  While the Company is in the seventh year of its relationship with Sam’s, there can be no assurance that Sam’s Club stores will continue to carry its products or allocate Monterey Pasta the same amount of shelf space.  On February 2, 2004 the Company announced that approximately 1,100 Wal-Mart Supercenters discontinued its private label program which the Company was making since 2002.  Wal-Mart Supercenter’s private label business represented $2,823,000 and $3,490,000 of Net Sales in 2002 and 2003 respectively.  The loss of either Costco or Sam’s could have a materially adversely affect the Company’s business operations.

During the past twelve months less than 3.4% of sales were to foreign customers, with Canada and Mexico accounting for over 97% of those sales, and the remainder going to Asia Pacific.  Listed below is a table depicting sales by country of origin for the last three fiscal years:

	Sales by Foreign Country
(000s $)	2001	2002	2003
Canada	$896	$1,032	$984
Mexico	527	768	1,005
Taiwan	85	59	70
Japan	16	7	—
Singapore	20	—	—
Total	$1,544	$1,866	$2,059

Marketing

The Company’s marketing strategy is to create and sell innovative premium quality products in the categories in which it competes and to communicate to consumers that Monterey Pasta Company provides a gourmet quality nutritious line of products and to promote repeat business by reinforcing positive experiences with the Company’s products.  The Company’s approach includes the introduction of new products on a timely basis to maintain customer interest and to respond to changing consumer tastes.  Additionally, the Company will continue to expand its sales into those geographic regions that will best support the purchase of the Company’s upscale premium grade products.

Competition

The Company’s business is subject to significant competition.  The fresh pasta and pasta sauce industry is highly competitive and is dominated by two very large multinational companies, Nestle, with its Buitoni® brand, and Kraft, with its

DiGiorno® brand.   There are also a number of smaller regional competitors, such as Michael Angelo’s® and Olivieri® owned by Maple Leaf Foods of Toronto, Ontario Canada.  Multinational competitors have significantly more brand name recognition, marketing personnel, and cash resources than the Company.  Moreover, competition for shelf space in grocery stores is intense and poses great difficulty for smaller food companies.

To date, the Company has benefited indirectly from the marketing efforts of Nestle and Kraft in the pasta and sauce business.  These companies committed significant financial resources towards advertisement, promotion and development of the fresh pasta and sauce market and the refrigerated gourmet foods category which have contributed to the rapid expansion of these markets and to the increased consumer attention to the category. No assurance, however, can be given that these companies will continue to expend such resources in the future or that the Company will continue to enjoy such benefits. In the future, the Company may be required to incur significantly greater expenses for promotion, advertisement and marketing, which could adversely affect profitability.  There can be no assurance that the Company will be able to continue to commit sufficient funds to promotion, advertisement and marketing while operating profitably.

The Company has developed several products for which there is no material competition currently in the refrigerated sector including borsellini, gnocchi and stuffed gnocchi.  It will continue to try to produce distinctive products, which fill specific niches where there is little or no national competition.

Competitive factors in the refrigerated food market include brand awareness, product quality and taste, perceived healthfulness, price and availability of grocery and club store shelf space. The Company’s suggested retail prices are slightly higher than its competitors’ prices on most items due to higher quality ingredients and to emphasize the premium quality of its product line.  The Company believes the excellent quality, taste and perceived healthfulness of its products are superior to that of its competitors..  The Company also believes that the quality of its products and the variety of its product lines provide a competitive advantage over many companies which market more traditional products.

Management

Information relating to directors and executive officers of the Company is set forth in Part III of this report.

Government Regulation

The Company is subject to the regulations of the U.S. Food and Drug Administration (“FDA”), USDA, state, local, and organic industry regulations relating to cleanliness, maintenance of food production equipment, food storage, cooking and cooling temperatures, food handling, and organic ingredient content of products, and is subject to unannounced on-site inspections of production facilities.  Regulations in new markets, new regulations in existing markets, and future changes in existing regulations may adversely impact the Company by raising the cost of production and delivery of its products and/or by affecting the perceived healthfulness of the Company’s products.  A failure to comply with one or more regulatory requirements could result in a variety of sanctions, including fines and the withdrawal of the Company’s products from store shelves.  The Company is not aware of any currently existing facts or circumstances that it is not addressing which would cause it to fail to comply with any of the regulations to which it is currently subject.

Employees

As of December 28, 2003, the Company employed a total of approximately 338 persons at all locations, including 53 administrative personnel, eight sales personnel, five drivers, and 272 distribution and production personnel.  None of the Company’s employees are represented by a labor union and the Company believes its relations with its employees are good.

Trademarks and Service Marks

The Company has registered the “Monterey Pasta Company” name and corresponding logo design with the United States Patent and Trademark Office.  There can be no assurance that competitors will not adopt similar names or logo designs outside the protection of the Company’s trademark registration. In March of 1999, the Company acquired the right to use the “Arthur’s” label with its acquisition of the Frescala Foods, Inc. business.  In December 2000, it acquired the right to use the “Nate’s” label through its acquisition of the Nate’s polenta business (See “Liquidity, Capital Resources, and Business Acquisitions,” page 12). In January 2001 the Company applied for registration with the United States Patent and Trademark Office for the “Borsellini” trademark name currently used for its filled pasta of the same name.  Additionally, In November 2001, the United States Patent and Trademark Office approved the “Homestyle-Fresh” trademark currently used in the Company’s soup line.  During 2002 the

Company acquired the rights to two unregistered trademarks, “Isabella’s Kitchen”, and “Emerald Valley Organics”, as part of acquisitions of businesses of the same names.

ITEM 2.                                                     PROPERTIES

During 2003, the Company leased an additional 41,300 square feet of space at its offsite distribution complex to accommodate plant expansion and to provide for future growth.  The added space has been only partially developed with two new production lines used in the second quarter of 2003, thereby leaving the space and flexibility for future expansion.  The Company now leases approximately 133,000 square feet in Salinas, California, comprised of 43,700 at its headquarters facility and 89,200 at its distribution facility three miles from its headquarters. The headquarters facility is dedicated to manufacturing operations, offices and its test kitchen.  The distribution complex is comprised of 19,800 feet of refrigerated cold storage, 2,100 of office space, 26,000 of ambient storage, and the new lease for 41,300 sq. ft., which will be dedicated to production space and storage, with approximately 8,000 square feet currently used for production. The current production facilities/headquarters lease expires in October 2004 with two ten-year options for renewal.  The lease for the distribution center and adjacent production and storage facilities expires in June 2007 with two five-year renewal options.

On January 2, 2003 the Company entered into a three-year lease for an additional 1,200 square feet of office space next door to its headquarters facility in Salinas, California.  The lease commenced March 1, 2003 and expires February 28, 2006. In 2004, the Company announced the purchase of an 80% interest in CIBO Naturals LLC which operates out of a 17,500 square foot leased facility in Seattle, WA which expires in May 2005.

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

ITEM 3.                                                     LEGAL PROCEEDINGS

The Company and two of its officers and directors have been named as defendants in two consolidated purported securities class action cases filed in the Northern District of California:  Wietschner v. Monterey Pasta Company et al., No. C 03-00632 MJJ filed on February 13, 2003; Moore-Warner v. Monterey Pasta Company et al., No. C 03-1072 MJJ filed on March 12, 2003.  The cases purport to be brought on behalf of a class of all persons who purchased the common stock of the Company from July 11, 2002 through December 16, 2002.  The complaints allege that defendants issued false statements regarding expected earnings and revenues, in violation of Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934.  No specific amount of damages is claimed.  On July 11, 2003, lead plaintiffs filed a consolidated complaint.  The Company moved to dismiss, and that motion was heard on October 21, 2003.  On November 5, 2003 the court granted the Company’s and the defendants’ demurrers (Motion to dismiss) with 20 days to amend the complaint.  On January 5, 2004, the Company filed a motion to dismiss for failure to prosecute.  Accordingly, the lawsuit has concluded.

On February 20, 2003, a purported shareholder derivative complaint was filed in the Superior Court, County of Monterey, Imperial County Employees’ Retirement System v. Hewitt et al., No. M63679.  The complaint alleges claims for breach of fiduciary duty, gross negligence, waste, and abuse of control against the directors of the Company, based in substantial part on the same allegations as the securities class action complaints.  On June 13, 2003, the Court granted the Company’s and the individual defendants’ demurrers to the case without leave to amend. After judgment was entered, plaintiff filed a notice of appeal. The parties subsequently agreed that the appeal would be dismissed, with each side to bear its own costs.  The stipulation to this effect has been filed with the Superior Court.  Accordingly, the lawsuit has concluded.

On February 18, 2004, a complaint was filed by BC-USA, Inc. a/k/a Bongrain Cheese USA against the Company, James M. Williams, its Chief Executive Officer, and CIBO Naturals, LLC in the King County Superior Court, State of Washington.  Mr. Williams was Chief Executive Officer of Bongrain Cheese USA prior to his employment by the Company.  The complaint pleads several causes of action based principally upon an allegation that Mr. Williams, by participating in the acquisition of CIBO naturals, LLC by Monterey Pasta Company, breached agreements between himself and Bongrain Cheese USA. The complaint seeks preliminary and permanent injunctive relief enjoining the defendants from using or disclosing confidential, proprietary or trade secret information of Bongrain Cheese USA, plus unspecified damages.  Management believes that plaintiffs’ allegations are without merit and intends to contest the case vigorously.

The Company will incur legal fees in defending these lawsuits. At this time, the Company cannot estimate the amount of fees that will be incurred.  There are no other material legal proceedings pending to which the Company is a party or to which any of its property is subject.  The Company is a party to ordinary routine litigation incidental to the Company’s business.

ITEM 4.                  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to vote during the fourth quarter of 2003.

PART II

ITEM 5.                 MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock

The Company went public on December 7, 1993 at a price to the public of $6.00 per share.  Since that date, the Company’s Common Stock has traded on the NASDAQ National Market System under the symbol “PSTA.”  The table on the following page sets forth in decimals for the period indicated the high and low sales prices of shares of the Common Stock on the NASDAQ National Market System.

	High	Low
Fiscal year 2002:
First quarter	$9.00	$6.50
Second quarter	10.42	7.75
Third quarter	9.44	4.25
Fourth quarter	7.28	3.65

Fiscal year 2003:
First quarter	$4.99	$2.93
Second quarter	4.90	2.99
Third quarter	5.05	3.55
Fourth quarter	4.13	3.31

As of February 6, 2004, there were 227 stockholders of record of the Common Stock and approximately 4,600 investors with shares in street name.

Dividend Policy

The Company has not paid any cash dividends to Common stockholders, except to certain holders of private placement common stock in 1997, which represented guaranteed yield for the period from stock issuance in April, 1997 until the Registration Statement on Form S-3 was effective on October 24, 1997.  The Company’s line of credit currently prohibits the payment of dividends.  In addition, the Company intends to retain future earnings in its business and does not anticipate paying cash dividends on the outstanding Common stock in the near future.

Equity Compensation Plan

The information regarding stock plans approved by Shareholders and not approved by Shareholders required by this Item is incorporated by reference to the Company’s Proxy Statement under the heading “Stock Options” and also is found in Item 7 of “Notes to Financial Statements” attached to the Financial Statements within this document.

ITEM 6.                                                     SELECTED DATA

The following table sets forth consolidated financial data for the Company.  These data should be read in conjunction with the consolidated financial statements and related notes included elsewhere in Form 10-K.

	Years Ended
	1999	2000	2001	2002	2003
	(dollar amounts in thousands except share data)
Consolidated Statements of Income Data:
Net revenues	$34,898	$46,090	$56,987	$61,679	$60,490
Net income	$7,027	$6,141	$4,429	$9,491	$1,034
Basic net income per common share	$0.55	$0.46	$0.33	$0.68	$0.07
Diluted income per common share	$0.54	$0.44	$0.31	$0.65	$0.07

Weighted average basic shares outstanding	12,711,801	13,222,062	13,491,177	14,039,902	14,206,627
Weighted average diluted shares outstanding	13,074,776	13,835,384	14,254,248	14,664,762	14,414,931

Consolidated Balance Sheet Data:
Working capital	$4,128	$9,799	$14,934	$16,880	$16,704
Total assets	$18,666	$25,189	$31,596	$43,799	$44,204
Total debt and capital lease obligations	$761	$73	$49	$17	$3
Stockholders’ equity	$14,610	$21,663	$27,981	$38,941	$40,034

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

The Company’s product distribution to grocery and club stores increased from approximately 25 stores as of December 1989, to approximately 9,000 stores by December 28, 2003.  During recent years the Company added profitable retail and club distribution through internal growth and through the Frescala Foods, Nate’s and Emerald Valley acquisitions. On February 2, 2004, the Company announced that approximately 1,100 Wal-Mart Supercenters discontinued it private label refrigerated pasta and pasta sauce program which the Company was making since 2002.  However, with the introduction of Carb-Smart, low carbohydrate pasta products, the number of stores through which the Company continues to distribute its products exceeds 9,000 total stores.

The success of the Company’s efforts to increase revenue will depend on five key factors: (1) whether grocery and club store chains will continue to increase the number of their stores offering the Company’s products, (2) whether the Company can continue to increase the number of grocery and club store chains offering its products, (3) continued introduction of new products that meet consumer acceptance and (4) whether the Company can diversify into other complementary businesses through new product offerings or acquisitions and leverage its strengths to continue to grow revenues at levels attractive to its investors.  Grocery and club store chains continually re-evaluate the products carried in their stores, and no assurances can be given that the chains currently offering the Company’s products will continue to do so in the future or that such chains will not reduce the number of stores carrying the Company’s products.  During 2003, Costco chose to reduce the number of items it carries from many of its suppliers, which caused a reduction of sales from the Company to Costco.

The Company believes that access to substantially greater capital resources, increased sales to offset the higher fixed overhead, coupled with continued reduction of its administrative and production costs as a percent of sales revenue, will be key requirements in the Company’s efforts to enhance its competitive position and increase its market penetration.  In order to support its expansion program, the Company has developed, and is continuing to develop new products for consumers and revised advertising and promotional activities for its retail grocery and club store accounts. There can be no assurance that the Company will be able to increase its net revenues from grocery and club stores.  Because the Company will continue to make expenditures associated with the expansion of its business, the Company’s results of operations may be affected.

Operations for 2001, 2002 and 2003

Net revenues were $56,987,000, $61,679,000 and $60,490,000 for 2001, 2002 and 2003, respectively, reflecting an annual increase in sales of 8% for 2002, when compared to 2001, and a 2% decrease for 2003 when compared to 2002. The change in net revenues is a result of shipping more/less product and is not a result of price changes for the Company’s products. The 2002 increase resulted from same store sales growth, increased store numbers in the grocery and club stores by year-end of 2002. The acquisition of Emerald Valley Kitchen in late August 2002 contributed approximately 2% of the overall 2002 sales growth of 8% from its eighteen weeks of sales through 2002 fiscal year end.  The 2003 sales decline of 2% is a result a sales decline at Costco of 23.9% for the year.    At the beginning of 2003, Costco made a decision to reduce the number of items that it offers to its members, which caused a reduction in the number of items that the Company sold to Costco during 2003.  Costco’s decision to reduce the number of items purchased from the Company by approximately 50% resulted in a reduction of sales to Costco of $6,521,000 when comparing 2003 sales to 2002.  The reduction in sales to Costco is offset by an increase in retail sales of 25% of which Emerald Valley Kitchen sales represented 16% of the 25% increase.  On February 2, 2004 the Company announced that approximately 1,100 Wal-Mart Supercenters discontinued its private label refrigerated pasta and pasta sauce program which the Company was making since 2002.  The Company does not sell any other products to Wal-Mart Supercenters.  Wal-Mart Supercenter’s private label business represented $2,823,000 and $3,490,000 of Net Sales in 2002 and 2003 respectively.

Gross margin for 2001, 2002, and 2003 was 36.0%, 36.1% and 30.7%, respectively.   The slight increase in 2002 over 2001 was due to lower ingredient prices, especially dairy ingredients.  The gross profit decline in 2003 compared to 2002 was a function of increased fixed costs in anticipation of increased sales which have not grown at the level expected, increased costs involving the development and design of new packaging, and higher costs associated with the new packaging concept. During 2003, the Company wrote off or charged to reserves $528,000 of obsolete packaging inventory. In addition,  the rapid rollout of the new package to the Company’s second largest club store customer, where the customer chose to deplete from its shelves the inventory of the old packaging before ordering product in the new packaging, caused expenses to exceed expectations.  This caused a dramatic slowdown in production followed by rapid production causing high expenditures all of which contributed to the decline in gross margin.

Selling, General and Administrative expense (“SG&A”) increased to $17,161,000 in 2003, up $1,507,000 or 10% from $15,654,000 in 2002, which had increased $2,372,000 or 18% from 2001. SG&A expense as a percent of Net Revenues was 28.4% compared to 25.4% in 2002 and 23.3% in 2001.  The increases in 2003 compared to 2002 are related to additional staffing in the sales and marketing area, ($350,000 increase) increased freight cost due to fuel surcharges and less efficient loads related to increased retail sales, ($976,000 increase), and increased marketing and selling costs attributable to spending levels geared to higher sales growth expectation than was achieved during the year ($423,000 increase). Demonstration costs as a percent of Net Sales are 7.0%, 8.3% and 9.1% for the years 2001, 2002, and 2003 respectively. In light of the decrease in sales at Costco, management is examining the level of product demonstration expenses to determine the most cost-effective level relative to sales revenue Management believes that the current level of SG&A expenses is needed to support future sales growth

Depreciation and amortization expense, included in cost of sales and SG&A with approximately 85% in cost of sales, increased to $2,082,000, or 3.4% of net revenues in 2003, compared to $1,720,000 or 2.8% of net revenues in 2002, and $1,661,000 or 2.9% in 2001.  The increases over the past two years relate primarily to capacity expansion and equipment upgrades in the Salinas, California production facilities and the addition of Emerald Valley kitchen businesses.  See “Liquidity, Capital Resources and Business Acquisitions”, page 12.  Depreciation increased by $246,000 in 2003, to $1,839,000 from $1,593,000, and $1,443,000 in 2001. The increase is a result of depreciation related to the 2002 and 2003 asset additions.  Amortization expense was $243,000 for 2003, $127,000 in 2002, and $218,000 in 2001.  The 2003 increase of $196,000 was related mainly to the Emerald Valley Kitchen acquisition. The 2002 decrease was associated with Statement of Financial Accounting Standards 142 (See “New Accounting Pronouncements” on page 36.)

Net interest income of $71,000 was recognized in 2003 compared to income of $110,000 in 2002 and $108,000 in 2001.  The 2003, 2002 and 2001 interest income was generated from investment in short-term money funds from operating cash flow in the absence of bank debt.   At year-end 2003, the Company had no bank debt.  See “Consolidated Balance Sheets” page 29.

Income tax benefit (expense) for 2001, 2002, and 2003 was ($2,936,000), $2,838,000, and ($444,000), respectively.  The 2001 expense resulted from a more normalized tax rate, since net operating loss carryforwards (“NOLs”) utilized in 2000 were not reserved.  Thus, during 2001, deferred tax assets were utilized to offset State and Federal income tax with only $231,000 in cash taxes paid.  During 2002, another $5,196,000 of the remaining reserves against deferred tax assets were released and offset against income tax since, after a comprehensive study of the nature of the NOLs and their likelihood of being utilized, management concluded that it was more likely than not that they would be utilized.  This benefit, together with permanent differences and other current tax effects resulted in a net income tax benefit of $2,838,000 for 2002.  Utilization of these NOLs and other deferred tax assets offset substantially all of the cash federal income taxes otherwise payable for 2002.  The 2003 tax expense was $444,000, or 30.0% of pre-tax income.

Additionally, the Company realized additional tax benefits as a result of the exercise of non-qualified stock options and the exercise and subsequent sale of certain incentive stock options or disqualifying dispositions in 2001, 2002, and 2003. For financial reporting purposes, any resulting reduction in actual income tax obligations as a result of these disqualifying dispositions is credited to additional paid-in capital.  See “Liquidity, Capital Resources and Business Acquisition: Deferred Tax Assets” on page 12, and Note 8 to the consolidated financial statements on page 42.

Liquidity, Capital Resources, and Business Acquisitions

During the twelve months ended December 28, 2003, $1,511,000 of cash was provided by the Company’s operations, compared to $9,494,000 provided in 2002 and $7,416,000 in 2001.  The 2003 net income of $1,034,000 plus depreciation and amortization of $2,082,000 and deferred tax asset of $313,000 were offset by a $1,917,000 change in operating assets and liabilities. The 2003 reduction in cash provided by operations compared to 2002 is a result of lower net income.

The Company currently has a credit facility, which was renegotiated in August 2001 and has been refined each year for $10.0 million in aggregate borrowings which has been unused since September 2000, and has a zero balance outstanding at December 28, 2003. See Note 4 to the financial statements.  The $1.5 million working capital portion of the facility is priced at LIBOR, plus 200 basis points.  The working capital commitment expires October 31, 2004.  The $8.5 million non-revolving term portion of the facility pricing is at either prime rate or LIBOR plus premiums 225 basis points over LIBOR.  The term loan facility is subject to annual review if unused.  If used, it converts to an 84-month term loan. This access to capital provides the Company with flexible working capital, which occasionally may be needed in the normal course of business, and the opportunity to grow the business through acquisitions or develop the existing infrastructure through capital investment.  A Letter of Credit in the amount of $500,000 was negotiated during January 2003 and increased to $900,000 in favor of an insurance company to support a deductible worker’s compensation program initiated by the Company on January 1, 2003 and continuing into 2004.

In addition to operating cash flows, the Company also received cash proceeds of $989,000, $985,000, and $58,000 from the exercise of employee stock options and sales of stock under the Company’s stock purchase Plan during 2001, 2002, and 2003, respectively.

Cash balance at the end of 2003 was $5,285,000 compared with $6,838,000.  The cash from operations in 2003 and cash balances from prior year was used primarily to purchase $3,029,000 of plant and equipment during the year.  In 2003, the Company added the ability to produce items in the rapidly growing prepared foods category, including a lasagna line and corresponding plant improvement to accommodate these new products. Also added were automated filling equipment that reduced operating costs of the Company.  Many other smaller projects were completed to support growth, improve processes, support administrative systems, or assist in compliance issues.

The cash from operations in 2002, combined with the cash proceeds from stock sales and option exercises and accumulated cash balances, was used principally to fund $4.8 million of plant expansion and improvement projects, and to fund the $5,744,000 in cash paid for the acquisition of the operating assets and inventory of Emerald Valley, and acquisition related costs of $188,000.  The capital projects funded in 2002 included approximately $2.1 million for a plant expansion at its distribution center.  Other significant projects included a new jar line for sauce packing, a new chunky ravioli line, a new pasta packing line and labeler, a spiral chiller, and an electrical upgrade improved packaging equipment.

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

The Company anticipates capital expenditures in 2004 to be approximately $2.0 million which is less than the $3.1 million the Company spent in 2003.  The Company does not plan further plant capacity expansion, which is the principal reason for the reduction in the capital required.  All future capital expenditures are expected to be funded with a combination of cash flow from operations or the use of the Company’s credit facility.

Management believes that cash on hand of $5.3 million at December 28, 2003, projected 2004 cash flows from operations, and availability under the Credit Facility,  less the funds used to purchase an 80% interest in CIBO, is sufficient to fund working capital needs, anticipated capital expenditures, and future acquisitions. During 2003, the Company invested cash on hand in highly liquid short-term investments yielding approximately 1.5% interest.

Contractual Obligations

The Company has no raw material contracts exceeding one year in duration.  However, it does have one long-term contract with its liquid nitrogen provider, which expires November 30, 2007. In addition, the Company leases production, warehouse and corporate office space as well as certain equipment under both a month-to-month and non-cancelable operating lease agreement.  All building leases have renewal options and all include cost of living adjustments.  No employees have employment agreements. The following table summarizes the estimated annual obligations.

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt	$—	$—	$—	$—	$—
Capital Lease Obligations	3,000	2,000	1,000	—	—
Operating Leases	2,091,000	798,000	1,293,000	—	—
Purchase Obligations	2,997,000	695,000	2,302,000	—	—
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP	—	—	—	—	—
Total	$5,091,000	$1,495,000	$3,596,000	$—	$—

In addition, the Company has a standby letter of credit in favor of an insurance company which was raised on January 1, 2004 to $900,000 from $500,000, and expires on December 31, 2004.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that are material to its financial position or results of operations.  See Note 4 and 5 to the Consolidated Financial Statements for information regarding capitalized leases and operating leases.

Business Acquisitions

On August 23, 2002, the Company purchased the operating assets and inventory of Emerald Valley Kitchen, Inc. a Eugene, Oregon based producer of organic fresh salsas, dips, hummus, and sauces with over 90% retail chain distribution. The Company considered this purchase an opportunity to enter the rapidly growing organic food market.  The consideration to the sellers consisted of $5,744,000 in cash.  Additionally, the Emerald Valley owners are eligible to receive an earn-out based upon Emerald Valley Earnings before Interest, Taxes, Depreciation, and Amortization (“EBITDA”) above predetermined levels starting at $979,000 for the first five years after the acquisition date.  In 2003, the Company paid $79,000 as a result of the earn-out.  The earn-out will be calculated annually at the end of successive twelve-month periods following acquisition.  Funding for the transaction came from existing cash balances.

No acquisitions occurred in 2003, however, the Company announced on January 28, 2004 the acquisition of an 80% interest in CIBO Naturals LLC (“CIBO”), a leading manufacturer of premium sauces and spreads located in Seattle, Washington.  The Company paid CIBO and its members $6.0 million cash for 80% of CIBO and loaned CIBO $1.0 million.  Additionally, the acquisition agreement provides for the purchase of the remaining 20% ownership after four years at a predetermined calculation based on earnings before taxes.  The cash came partly from the Company’s cash balances and from its credit facilities.

CIBO produces a variety of refrigerated gourmet sauces and spreads including fresh pesto sauces, flavored cheeses, bruschetta toppings and tapenade spreads.  Their products are sold nationally through club stores, specialty food stores, and regionally in supermarket delis. CIBO fits well with the Company’s growth strategy in premium refrigerated foods.  CIBO through its “CIBO Naturals” brand sells unique, high quality products and has developed a strong position in its markets which has great growth potential in both expanded distribution and in new products.

Deferred Tax Assets

Due to the prior history of losses, valuation allowances against deferred tax assets have been provided in all years, as management could not determine that it was more likely than not that all of them could be used.

During 2002, management completed a comprehensive study of the nature of certain NOLs arising in connection with previously owned subsidiary Upscale Food Outlets, Inc. (“UFO”) and their likelihood of their being utilized.   Management concluded that it was more likely than not that they would be utilized.  As a result, reserves against these specific deferred tax assets totaling $5,196,000 were released during 2002 and offset against income tax expense.  This credit, together with permanent differences and other current tax effects resulted in an income tax benefit of $2,838,000 for 2002.  In 2003 tax expense was $444,000 which approaches a more normalized tax rate.  As of December 28, 2003, remaining net deferred tax assets available to offset future cash taxes are $3,485,000 short term and $1,036,000 long term.

As a result of this evaluation and resulting release of reserves and the Company continuing to be profitable, the Company expects that future income tax expense will be accrued at a more “normalized” combined Federal and State rate approaching statutory rates less certain tax credits and timing differences.  The future disallowance of any previous UFO NOL usage, if it occurs, would increase both income tax expense and amounts actually payable.

Sales and Marketing

The Company’s sales and marketing strategy is twofold, and targets sustainable growth in distribution of its products and the introduction of innovative new products to keep the Company positioned as the gourmet refrigerated category leader in the marketplace.  Its focus is on increasing sales through expansion of its club store and retail grocery business.

Expansion of the Company’s club store business took on an international flavor during 2001 with the introduction of the Company’s products into the Eastern Canada division of Costco, as well as Costco locations in Mexico, and in Asia.  The Company’s products are now found in approximately 330 Costco Wholesale locations.  Distribution of the Company’s products also continues to grow with the national expansion of Sam’s Club, and the introduction of the Company’s products into Sam’s Club locations in Mexico.  Monterey Pasta’s products are now found in approximately 458 Sam’s Club locations.

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

The Company purchased the operating assets of Emerald Valley Kitchen of Eugene, Oregon, a producer of refrigerated organic salsas, dips, hummus and sauces.  The August 2002 acquisition marked the Company’s formal expansion into the rapidly growing organic food business and will be used as a platform for additional offerings in the future.

In 2003, the Company focused on revitalizing its products and the packaging of its products and introducing new products to accommodate the changing lifestyles of consumers.  Pasta is a staple of the North American diet.  It is widely recognized that pasta is a convenient and nutritious food.  The USDA places pasta on the foundation level of its pyramid of recommended food groups and pasta supports consumers’ lifestyle demands for convenient at-home meals.

In 2003, the company relaunched its retail gourmet refrigerated pasta and sauce lines with improved formulations and innovative new packaging.  The Company’s signature products have been updated with new doughs and fillings.  The distinctive new packaging uses a sleeve to wrap the inner package, and incorporates color graphics and product photography in a contemporary new look.  The new dough is made from 100% Extra Fancy Durum flour and whole eggs, which gives the pasta a classic appearance and richer flavor – as well as a noticeably improved “al dente” or firm texture.  This also gave the Company the opportunity to refine several of its ravioli and tortelloni fillings.  These improvements include creamier textures and enhanced flavors.  The package is the Company’s most important point of communication with the consumer, and the package has been redesigned with the consumer in mind.  The photography emphasizes appetite appeal, and the package highlights key product benefits to the consumer to generate point-of-sale purchases.  This new package is designed to both strengthen the Monterey Pasta Company brand recognition and reinforce its positioning as a premium quality product.

In 2003, the company introduced CARB smart, a line of reduced carbohydrate fresh pastas, sauces and prepared entrees with about half the carbohydrates of regular pasta. Seven CARB-SMART™ items are now shipping to supermarkets and club stores nation wide including three ravioli varieties – Spinach Ricotta, Four Cheese & Chive, and Seafood – as well as Spinach & Cheese Tortelloni, Classic Egg Linguine, and Classic Egg Fettuccine.  CARB-SMART™ Four Cheese Sauce, with genuine Gorgonzola, Asiago, Swiss and Fontina cheeses, is the low-carbohydrate companion to the pasta line. The Company is responding to the Low-Carbohydrate Diet trend by delivering the flavor and convenience of traditional fresh pasta.

In addition, the Company is currently introducing additional quick preparation entrees under both the CARB-SMART™ and the Monterey Pasta brands.  These items include Seafood Lasagna, Cheese Manicotti, Chicken Cannelloni, and additional varieties of lasagna.

Business Risks

Certain characteristics and dynamics of the Company’s business and of financial markets generally create risks to the Company’s long-term success and to predictable quarterly results.  These risks include:

•                  No Assurance of Continued Profitability.  In the second quarter of 1994, the Company reported its first operating loss from continuing operations.   Subsequent to that quarter the Company incurred losses through the first quarter of 1997, after which it regained profitability, which continued through twenty-five consecutive quarters until losses were recorded in the third and fourth quarters of 2003.  At December 28, 2003 the Company had an accumulated deficit of $4,557,000.  There can be no assurance that the Company will generate profits in the short or long term.

•                  Liquidity:  Need for Additional Capital.   Management believes that its current cash balances, operations, and existing bank lines of credit will provide adequate liquidity to meet the Company’s planned capital and operating requirements for normal operations and capital expenditures through the next twelve months.  See Note 4 to the financial statements for a description of the credit facility.  The use of the UFO NOLs through 2003 is approximately $14 million.  If the Company’s operations do not provide cash sufficient to fund its operations, and the Company seeks outside financing, there can be no assurance that the Company will be able to obtain such financing when needed, on acceptable terms, or at all.  In addition, any future equity financing or convertible debt financing could cause the Company’s stockholders to incur dilution in net tangible book value per share of Common Stock.

•                  Hiring and Retention of Key Personnel.  The success of the Company depends on its ability to retain key executives, and to motivate and retain other key employees and officers. On October 6, 2003, Mr. Stephen L. Brinkman announced his resignation as the Company’s Chief Financial Officer.  Scott Wheeler, the current Corporate Controller was named as Chief

Financial Officer effective October 27, 2003. The Company currently has a key man insurance policy with a face amount of $500,000 for James Williams, President and CEO.  There can be no assurance that significant management turnover will not occur in the future, which could disrupt the Company’s operations, and business may suffer as a result.

•                  Impact of Inflation.  Dairy ingredients had a material inflationary impact on the Company’s operations during 2001, but did not have an impact during 2002 or 2003.  Freight rate increases related to fuel surcharges impacted 2003 by approximately $700,000 when compared with the same period in 2002.  Substantial increases in labor, employee benefits, freight, ingredients and packaging, rents and other operating expenses, as well as increases in dairy ingredients could adversely affect the operations of the Company’s business in future periods.  The Company cannot predict whether such increases will occur in the future, or their magnitude.

•                  Risks Inherent in Food Production.  The Company faces all of the risks inherent in the production and distribution of refrigerated food products, including contamination, adulteration, and spoilage, and the associated risks of product liability litigation, which may be associated with even an isolated event.  Although the Company has modern production facilities, it employs what it believes are the necessary processes and equipment in order to insure food safety, and has obtained USDA approval for its California production facilities, there can be no assurance that the Company’s procedures will be adequate to prevent the occurrence of such events.

•                  Dependence on Major Customers.  During 2003, two of the Company’s customers, Costco and Wal-Mart, Inc including its subsidiary, Sam’s Club, accounted for 34% and 32%, respectively, of the Company’s total revenues.  The Company currently sells its products to eight separate Costco regions which currently make purchasing decisions independently of one another.  These regions re-evaluate, on a regular basis, the products carried in their stores. There can be no assurance that these Costco regions will continue to offer Monterey Pasta products in the future or continue to allocate Monterey Pasta the same amount of shelf space.  For 2003, the Company supplied its products to Sam’s Club stores, and 1,100 Wal-Mart Supercenters and Neighborhood Markets. On February 2, 2004 the Company announced that Wal-Mart Supercenters discontinued its private label refrigerated pasta and pasta sauce program. The Company does not sell any other products to Wal-Mart Supercenters.  During 2003 the Company sold $3,490,000 to Wal-Mart Supercenters.  There can be no assurance that Sam’s Club will continue to carry its products.  Loss of either of these customers, Costco or Sam’s Club, or a significant reduction in sales to either, would have a material adverse effect on the Company.  Additionally, liberalized pricing or allowance terms would create downward pressure on gross margins.

•                  Changing Consumer Preferences.   Consumer preferences evolve over time and the success of the company’s food products depends on the company’s ability to identify the tastes and dietary habits of consumers and offer products that appeal to their preferences.  The company introduces new products and improved products and incurs development and marketing costs associated with new products.  If the company’s products fail to meet consumer preferences, then the company’s strategy to grow sales and profits with new products will be less successful.  Recent attention to low carbohydrate diets by certain segments of the U.S. population has impacted the consumption of pasta, and as a percent of grocery sales in the U.S. pasta sales have declined.   As American consumers seek new ways to reduce their intake of carbohydrates, Monterey Pasta Company has developed products to address these changing preferences.  However, there can be no assurance that these new products will meet the changing demands of the consumer.

•                  Seasonality and Quarterly Results.  The Company’s grocery and club store accounts are expected to experience seasonal fluctuations to some extent.  The Company’s business in general may also be affected by a variety of other factors, including but not limited to general economic trends, competition, marketing programs, and special or unusual events.

•                  Competition and Dependence on Common Carriers. The Company’s business continues to be dominated by several very large competitors, who have significantly greater resources than the Company; such competitors can outspend the Company and negatively affect the Company’s market share and results of operations.  The Company also continues to be dependent on common carriers to distribute its products.  Any disruption in its distribution system or increase in the costs thereof could have a material adverse impact on the Company’s business.

•                  California Energy Supply and Pricing. During 2001, California experienced an energy crisis that increased the Company’s energy expenses and could have disrupted the Company’s operations.  In the event of an acute power shortage, when power reserves for California fall below 1.5%, electricity providers have on some occasions implemented, and may in the future implement, rolling blackouts.  If blackouts interrupt the power supply to the Company’s production facilities, such facilities would temporarily be unable to continue production.  Any such interruption could result in a loss of revenue as a result of reduced production and spoilage of food products.  In addition, related to the energy crisis, many of the electricity and natural gas suppliers raised their rates substantially during the first six months of 2001. Because the Company has most of its operations in California, its operating costs are affected by an increase in electricity and natural gas prices. As a result, the Company’s operating results could be affected in some measure in the future by fluctuations in the price or supply of energy.  Electricity prices are similar to the same period a year ago.  Natural gas prices have progressively increased during 2003 and prices on average for the year are 55% higher than the average for the prior year.  This impacted operating cost by approximately $110,000 during 2003.  Management cannot predict the level of future energy prices or supply with certainty.

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

•                  Compliance with laws applicable to its business.  The company’s facilities and products are subject to many laws and regulations administered by the United States Department of Agriculture, the Federal Food and Drug Administration, and other federal, state, local, and foreign governmental agencies relating to the processing, packaging, storage, distribution, advertising, labeling, quality, and safety of food products.  The company’s failure to comply with applicable laws and regulations could subject it to administrative penalties and injunctive relief, civil remedies, including fines, injunctions and recalls of its products.  Failure to comply with these regulations can have serious consequences, including civil and administrative penalties and negative publicity.

•                  Deductible Worker’s Compensation Program.  The Company entered into a deductible worker’s compensation program for fiscal year 2003 and will continue the program into 2004.  This program, which features a fixed annual payment, a deductible of $250,000 per occurrence, and a $500,000 letter of credit in favor of the insurance company, creates a maximum exposure of approximately $2.1 million for claims reported in 2003.  A competitive “guaranteed cost” program would have cost the Company approximately $1.5 million.  Management believes that its current safety program and its safety record will provide the foundation to enable the Company to realize the premium savings deductible programs are designed to achieve.  The Company’s maximum additional exposure in the event of adverse experience is approximately $600,000.  The maximum potential reduction of expense from the proposed guaranteed cost program is as much as $1.1 million.   During 2003 the Company recorded total workers compensation expense of $579,000, saving the Company approximately $921,000 over the guaranteed cost program.  There can be no assurances that these savings will continue.

Critical Accounting Policies and Management Judgments

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

Sales Incentives and Advertising Costs

The Company expenses advertising costs as incurred or when the related campaign commences whichever comes first.  Sales incentives paid or credited to club stores and grocery chains for shelf space allocations are amortized between six and twelve months depending on the nature of the chain program or agreement.  The Company did not pay any sales incentives in order to obtain the Wal-Mart private label business and therefore was not required to accelerate the expensing of these incentives.  Sales incentives are used to attract new customers or to increase volume.  Loss of a major account could create the need to expense the remaining prepaid asset relating to that account in a specific quarter, thereby potentially affecting the results of that quarter.  In addition, sales incentives could increase thereby adversely affecting gross margins.

Goodwill/Intangible Assets

Intangible assets, other than goodwill, consist of trade names and other intangibles and are recorded at cost, net of accumulated amortization.  These intangibles are amortized over their respective useful lives, if determinate, ranging from three to ten years.  Goodwill and intangibles with indeterminate useful lives are assessed for impairment at least annually. The valuation of these intangibles is generally determined based upon valuations performed by third party specialists and management’s best estimates of fair value.  As a result, the ultimate value and recoverability of these assets is subject to the validity of the assumptions used.  The Company cannot predict the occurrence of events that might adversely affect the reported value of goodwill that totaled $4.7 million at December 28, 2003.  However, the current fair market value of acquired assets is in excess of carrying values and, accordingly, management believes that only significant changes in cash flow assumptions would result in impairment.

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

Deferred Tax Asset Valuation Allowance

The Company has significant deferred tax assets, which include significant amounts of NOLs from the Company’s former restaurant operating subsidiary UFO. These NOLs were previously fully reserved based upon management’s best estimate of ultimate realizeability.  During 2002, based upon new evidence and management’s judgments these reserves were substantially reduced.  The amount of the reserve is significantly dependent on management’s assumptions regarding future taxable income and the availability of these NOLs to offset future taxable income. The effect on the Company’s net income is significant whenever the estimate of realizeability changes, as it did in 2002. The Company expects to utilize most of the remaining NOLs in fiscal year 2004 and 2005.

Recently Issued Accounting Standards

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

In the ordinary course of its business the Company enters into commitments to purchase raw materials over a period of time, generally six months to one year, at contracted prices.  At December 28, 2003 these future commitments were not at prices in excess of current market, or in quantities in excess of normal requirements.  The Company does not utilize derivative contracts either to hedge existing risks or for speculative purposes.

Interest Rate Risk

The Company has fixed and variable income investments consisting of cash equivalents.  The magnitude of the interest income generated by these cash equivalents is affected by market interest rates.  Management does not use marketable securities nor derivative financial instruments in its investment portfolio.

The interest payable on the Company’s bank line of credit is based on variable interest rates and therefore affected by changes in market interest rates.  The Company had no bank debt at the end of 2003 and has not had bank debt since the third quarter of 2000.

Currency Risk

During 2003, the Company sold $60,000 of product in currency other than US dollars.  These sales have terms of net 30 days from shipment.  The Company believes that its currency exposure is not material and has chosen not to hedge these sales.

ITEM 8.                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data of the Company required by this item are set forth at the pages indicated at Item 15(a).

ITEM 9.                  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.               CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report in providing reasonable assurance that information required to be disclosed by Monterey Pasta Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. No significant changes were made to Monterey Pasta’s internal controls during the registrant’s most recent quarter that have materially affected, or are reasonably likely to materially affect, the registrant’s internal controls over financial reporting.

PART III

ITEM 10.                                              DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

As of March 5, 2004, the directors, executive officers, and other significant employees of the Company are as follows:

Directors and Executive Officers:

Name	Age	Position
Charles B. Bonner (1)	61	Director

F. Christopher Cruger (2)	69	Director

James M. Williams	54	Chief Executive Officer, President and Director

R. Lance Hewitt	64	Chairman of the Board and Director

Michael P. Schall (1)	50	Director

Van Tunstall (2) (3)	57	Director

James Wong (2) (3)	56	Director

Walter L Henning (1)	59	Director

Scott Wheeler	49	Chief Financial Officer and Corporate Secretary

(1)          Member of Audit Committee

(2)          Member of Compensation Committee

(3)          Member of Nominating Committee

Other significant employees:

Name	Age	Position

Dan Brown	44	Vice President - Operations

Carl Anderson PhD	52	Director-Quality Assurance

Joseph Stirlacci	43	National Sales Manager

Normally each director is elected for a period of one year and serves until the stockholders duly elect his or her successor.  Directors may be elected by the Board to fill a vacancy between annual stockholder meeting elections.  The principal occupations of each director and executive officer of the Company, for at least the past five years, are as follows:

Charles B. Bonner, Director.  Mr. Bonner served as a Director of the Company from 1993 through January 1995, and was reappointed as a Director effective September 1995.  Mr. Bonner is Principal and Founder of Pacific Resources, Inc., a mergers and acquisitions advisory firm, a position he has held since September 1989.  Mr. Bonner also serves as a director for Everything Metal Imaginable, Inc., and Scrip Advantage, Inc,

F. Christopher Cruger, Director.  Mr. Cruger was elected to the Board of Directors in December of 2001.  He is a retired investor and former senior manager or executive of several consumer product companies.  He was president and CEO of Tone Brothers, Inc from 1985 to 1995. Mr. Cruger joined McCormick and Company, a public company in 1995.  He was President and CEO of Tone Brothers from 1985 to 1995.  Mr. Cruger joined McCormick and Company in 1995 and served until 1999 as Vice-President and General Manager of the Food Service Group and as Chairman of McCormick’s Global Food Service Council.  He is a Director of Kemin Industries, Inc, and The Graham Group, Inc.

James M. Williams, President, Chief Executive Officer and Director.   Mr. Williams joined the Company as President October 1, 2002 and elected to the Board of Directors on October 29, 2002.  On January 3, 2002 he was promoted to Chief Executive Officer. Prior to his employment with the Company Mr. Williams served the prior 12 years as President and CEO of Bongrain Cheese-USA, a division of the French company Bongrain SA, a world-wide public company focusing on specialty cheeses.  Previously he held executive positions with the Hillshire Farms division of Sara Lee Corporation, a public company for twelve years.

R. Lance Hewitt, President, Chief Executive Officer and Director.  Mr. Hewitt joined the Company in June 1997 as President and Director.  He was named Chief Executive Officer in August 1997.  He retired from day-to-day activities and assumed the position of Chairman of the Board of Directors effective January 2, 2003.  Mr. Hewitt was President of Carriage House Fruit Company, a public company, from 1995 to 1997.  He was Chief Operating Officer of Ingro Mexican Foods from 1988 to 1995.  Hewitt also served as Vice President of Marketing and Sales for the Lawry’s Foods division of Thomas J. Lipton, Inc., a subsidiary of Unilever, a public company, and spent fifteen years with McCormick Schilling, Inc., a public company, in various executive capacities.

Michael P. Schall, Director.  Mr. Schall was elected to the Board of Directors in December of 2001.   Mr.. Schall is currently President of Strategic Marketing Methods, a consulting and advisory firm providing sales and marketing, business development advisory and new product expertise to the food and foodservice industries.  From January 2002 until March 2003, he served as Senior Vice President of Sales, Marketing, and DSD for Wise Foods.   From 2000 until January of 2002 he was President and CEO of The B. Manischewitz Company, LLC, one of the nation’s largest kosher food companies.  Prior to that Mr. Schall was President and CEO of Guiltless Gourmet from 1994 until it’s acquisition by Manischewitz.  Mr. Schall held executive or senior management positions with Carnation Company (now Nestle S.A. a Public Company), Lawry’s Foods Inc. (a division of Unilever U.S., a Public Company) and Prepared Products Co.

Van Tunstall, Director.  Mr. Tunstall was elected to the Board of Directors in February 1997.  Since 1997, he has served as President of the Central Coast Group, a strategic consulting and business services firm.  He has been an independent consultant with a variety of companies since 1997.  Mr. Tunstall was a senior executive with Gilroy Foods, Inc., an international manufacturer of various food product ingredients, from 1977 to 1995.  He served as President and Chairman of the Board from 1991 through 1995.   Previously, Mr. Tunstall held several executive positions with McCormick & Company, Inc a public company.

James Wong, Director.  Mr. Wong was elected to the Board of Directors in March 1997.  Since 1988, he has worked on five continents as an entrepreneur and management consultant facilitating strategic alliances and technology transfers projects.  Mr. Wong is currently Chairman and a Director of Restaurant Connections International, Inc. a company he co-founded in September 1998, which owns and operates a chain of restaurants in Brazil; until September 2001, he was also President and CEO.  From March 2000 to March 2002, Mr. Wong served as CEO and a Director of Service Interactive, In., a service turnaround manager for PepsiCo, a public company and General Motors a public company.

Walter L. Henning, Director.  Mr. Henning was elected to the Board of Directors in December 1999.  He is currently Plant Manager of the Salinas Plant, McCormick & Company, Inc., a public company, a position he has held since early 1999.  Mr. Henning began his career with McCormick and Company in 1971 as Manager, Technical Services.  He subsequently was promoted several times to other positions in technical and plant management before leaving the company in 1983 to accept the position of Vice President of Operations with Tone Spices, a public company.  Following the sale of Tone, Mr. Henning returned to a subsidiary of McCormick and Company, Gilroy Foods, Inc. in 1995 as Vice President of Operations.  Mr. Henning remained with Gilroy Foods, Inc. in the same capacity after it was purchased by ConAgra Foods Inc. a public company, in 1996, before ultimately returning to McCormick & Company in 1999.

Scott Wheeler, Chief Financial Officer and Corporate Secretary.  Mr. Wheeler, joined the company in April 2003 as  Corporate Controller, and was promoted to Chief Financial Officer, effective October 27, 2003.  His most recent position was Vice President and Financial Officer of KBC Edible Beans Division of ConAgra Foods, Inc. a public company, where he worked for three years.  Prior to that he worked for Mallard’s Food Products both when it was an independent company and after it was sold to Tyson Foods, Inc, a public company.  He began his career at Mallard’s Food Products in 1994 as Chief Financial Officer until 1999 when he was promoted to General Manager until joining KBC in April of 2000.  Prior to joining Mallard’s, Mr. Wheeler held a variety of positions with Basic American Foods over a thirteen-year period.  He is a CPA with an MBA in finance from Golden Gate University in San Francisco, CA.

Below are principal occupations of certain other significant employees of the Company.

Dan Brown, Vice President - Operations.  Mr. Brown joined the Company as Director of Operations in May 2001.  Prior to that, Mr. Brown was with Gilroy Foods, Inc, a division of McCormick and Co, a public company, and its successor Gilroy Foods (under new ownership), a division of ConAgra Foods, Inc, a public company,  from 1986 until 2001 where he served in a variety of technical and operations positions, ultimately being promoted to Manager of Plant Operations in 1997.  He also served as a Logistics Supervisor with Frito Lay, a public company, from 1984-86.

Carl Anderson, Director, Quality Assurance.  Carl Anderson joined Monterey Pasta Company in August, 2003.  Prior to joining Monterey Pasta, Carl was Director Quality Assurance for ConAgra Food Ingredients a division of ConAgra Foods, a public company, with operations in California, Nevada, Oregon, New Mexico, Illinois and New Jersey.  Responsibilities included quality assurance, regulatory affairs and quality systems management for the primary companies within ConAgra Food Ingredients, Gilroy Foods and Spice Tec.  From 1991 to 1999, Carl held positions as Senior Microbiologist, Principal Scientist and Director of Quality Assurance for Gilroy Foods a division of McCormick a public company.  From 1983 to 1991, Carl worked at Del Monte/Nabisco, a public company, as Principal Scientist and Group Leader heading up thermal processing and microbiology for all canned and aseptic processing operations. Carl received his Ph.D. in Food Science and Microbiology from the University of Illinois.

Joseph Stirlacci, Vice President - Sales.  Mr. Stirlacci served as Western Zone Manager since December 1995 until December 1999 when he was promoted to Senior Sales Manager-West.  In January 2001 he was promoted to Vice President, Sales.  His primary responsibility is to manage, maintain and secure club store and retail accounts.  Mr. Stirlacci has been in the food and beverage industry since 1981, serving seven years with Young’s Market managing wholesale liquor and wine from 1988 to 1995, after six years as the account executive for four large grocery chains.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and executive officers, and persons who own more than 10% of a registered class of the Company’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company.  Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish the Company with copies of all reports they file under Section 16(a).  To the Company’s knowledge, based solely on its review of the copies of such reports furnished to the Company and written representations that no other reports were required, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with during the fiscal year ended December 28, 2003, except that Messrs. Bonner, Cruger, Schall, Henning, Hewitt and Wheeler each filed one late report covering one transaction.

Audit Committee Composition

Among the committees identified above, the Company has a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchanges Act of 1934, as amended.  Charles B. Bonner, Michael P. Schall and Walter L. Henning are members of the audit committee.  The Company’s Board of Directors has determined that all members of the Company’s Audit Committee are “independent” as defined in Rules 1400(a)(14) of the NASDAQ listing standards.

Audit Committee Expert

The Company’s Board of Directors has determined that Charles B. Bonner, because of his experience in mergers and acquisitions, extensive experience in financial transactions and knowledge of business operations is the Boards designated financial expert.  The Company’s Board of Directors has also determined that Mr. Bonner is independent.

Code of Ethics

The Company has adopted a Code of Ethics as defined in Item 406 of Regulation S-K that applies to its principal executive and financial officers and the persons performing similar functions.  Monterey Pasta Company will provide a copy of its Code of Ethics, without charge, to any investor that requests it.  Requests should be addressed in writing to Mr. Scott Wheeler, Corporate Secretary, 1528 Moffett Street, Salinas, CA 93905

ITEM 11.                                              EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

		Annual Compensation					Long Term Compensation
Name and Principal Position	Year	Salary $		Bonus $	Other Annnual Compensation		Securities Underlying Options (#)		All Other Comensaton

James M. Williams	2003	$292,453	(1)	$—	$9,000	(1)	50,000	(1)	$27,708	(1)
President and CEO	2002	$60,231	(1)	$—	$2,250	(1)	50,000	(1)	$67,030	(1)
	2001	$—	(1)	$—	—	(1)	—	(1)	$—	(1)

Stephen L. Brinkman	2003	$141,482	(2)	$23,205	$13,725	(2)	—	(2)	$—
Chief Financial Officer	2002	$154,699	(2)	$41,371	$—		30,000	(2)	$—
	2001	$140,884	(2)	$39,700	$—		60,000	(2)	$—

Notes:  (“options” in all cases refer to an option to purchase one share of common stock for each option granted)

(1)                                  Mr. Williams was appointed President October 1, 2002.  On December 28, 2002 he was promoted to Chief Executive Officer to succeed Mr. Hewitt who retired from day-today activities and accepted the position of Chairman of the Board of Directors.  On October 1, 2002, Mr. Williams was granted 50,000 options which vested in full on October 1, 2003.  He received no bonus for 2002 performance, as the fourth quarter results did not meet the criteria for bonus award.  On October 1, 2003, Mr. Williams was granted 50,000 options which will vest on October 1, 2004 if he is still employed by the Company.  He was also eligible to receive a bonus of up to 50% of his annual salary based on the achievement of certain sales growth and net income goals for 2003.  The portion of Mr. Williams’ compensation listed as “All Other Compensation” was relocation expense reimbursement in 2002 and a housing allowance in 2003. Mr. Williams also received an auto allowance of $750 per month, which is included in “Other Annual Compensation.”

(2)                                  Mr. Brinkman was appointed Chief Financial Officer in September 1997. During his tenure as Chief Financial Officer Mr. Brinkman received bonuses based on the Company’s performance based on Net Income and also specific objectives obtained during each year.  Each year, except in 2003, Mr. Brinkman received stock options that would vest 50% one year after issued and 50% after two years from the date it issued.  As of December 28, 2003, Mr. Brinkman owned 250,666 options that are outstanding and exercisable. Mr. Brinkman left the Company on October 27, 2003; however, he may still provide some consulting services on an hourly basis to insure a smooth transition of his duties.

Option Grants in Last fiscal Year

The Board granted 50,000 options to Mr. Williams for the year 2003 which will vest based on employment status (see Notes 1 and 3 under “Executive Compensation”).

Individual Grants

Name	Number of Securities Underlying Options Granted	% of Total Options Granted to Employees In 2003	Exercise Or Base Price	Expiration Date	Potential Realizable Value On 12/29/03 Alternative Grant Date Value

James M. Williams	50,000	12.78	$3.76	September 30, 2013	$119,395

The Alternative Grant-Date Value of Mr. Williams options was calculated using a Black-Scholes option pricing model assuming no dividends, a weighted average risk-free interest rate of 4.7% and a weighted-average volatility of 65.8%.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

	# of Securities Underlying Options Exercised During 2003	Number of Securities Underlying Unexercised Options at December 29, 2003		Value of Unexercised In-the-Money Options at December 29, 2003

Name		Exercisable	Unexercisable	Exercisable	Unexercisable

James M. Williams	—	50,000	50,000	$—	$—

Stephen L. Brinkman	—	250,666	30,000	$142,207	$—

Employment Contracts

The Company does not have any employment contracts with any of its executive officers.

Compensation of Directors

During the fiscal year ended December 28, 2003, non-employee directors received 15,000 stock options to purchase shares of the Company’s Common Stock.  The exercise price may not be less than the fair market value of a share of Common Stock on the date of grant.  The option vests in two approximately equal annual installments commencing one year after the date of grant of the option, provided that the director has continuously served as director or employee from the date of grant.

Outside directors are also reimbursed for out-of-pocket travel expenses related to Board Meetings and receive a stipend of $1,000 for each Board meeting attended.

Compensation Committee Interlocks and Insider Participation

During the fiscal year ended December 28, 2003, executive compensation was administered by the Compensation Committee comprised of two outside directors of the Board of Directors, Van Tunstall and James Wong.

ITEM 12.                                              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The table below sets forth as of December 31, 2003  (except as noted in the footnotes to the table), certain information with respect to the beneficial ownership of the Company’s Common Stock by  (i) all persons known by the Company to be the beneficial owners of more than 5% of the outstanding Common Stock of the Company,  (ii) each director and director-nominee of the Company,  (iii) the Chief Executive Officer as of February 1, 2004, and  (iv) all executive officers and directors of the Company for fiscal year 2003 through February 1, 2004,  as a group.

	Shares Owned
Name and Address of Beneficial Owner (1)	Number of Shares	Percentage of Class
Gruber and McBaine Capital Management (2) 50 Osgood Place, Penthouse San Francisco, CA 94133	2,441,900	15.7%
Fidelity Investments (3) 82 Devonshire Street Boston, MA 02109	1,420,700	9.1%
T Rowe Price Associates, Inc. (4) 100 East Pratt Street Baltimore, MD 21202	1,134,800	7.3%
Wellington Management Company, LLP (5) 75 State Street 19th Floor Boston, MA 02109	1,250,000	8.0%
F. Christopher Cruger (6)	27,500	*
Van Tunstall (7)	103,740	*
Michael P. Schall (8)	27,500	*
James Wong (9)	43,500	*
R. Lance Hewitt (10)	238,985	1.5%
Charles B. Bonner (11)	146,227	*
Scott Wheeler (12)	—	*
Walter L. Henning (13)	76,200	*
All Officers and Directors as a group (8 persons) (14)	718,152	4.6%

* Represents less than 1%

(1)              Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission.  In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options or warrants held by that person that are currently exercisable or will become exercisable within sixty (60) days after February 1, 2003 are deemed outstanding, while such shares are not deemed outstanding for purposes of computing percentage ownership of any other person.  Options granted under the Company’s First Amended and Restated 1993 Stock Option Plan (the “1993 Stock Option Plan”) generally become exercisable as the underlying shares vest.  Unless otherwise indicated in the footnotes below, the persons and entities named in the table have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws where applicable.  Unless otherwise indicated, the address of each of the individuals listed in the table is: c/o Monterey Pasta Company, 1528 Moffett Street, Salinas, CA  93905.

(2)              Jon D. Gruber and J. Patterson McBaine are the only managers of, and hold all executive offices of, Gruber and McBaine Capital Management LLC (“GMCM”), an investment advisor.  GMCM is the general partner of Lagunitas Partners, L.P. (“Lag”), a California investment limited partnership.  As of December 31, 2003, GMCM had shared voting and investment power over 1,889,300 shares; Mr. Gruber has sole voting and investment power over 272,000 shares and shared voting and investment power over 1,889,300 shares; Mr. McBaine has sole voting and investment power over 280,600 shares and shared voting and investment power over 1,889,300 shares; Lag has sole voting and investment power over 1,007,600 shares; and Mr. Eric Swergold, an investment manager, has shared voting and investment power over 1,889,300 shares.

(3)              As of December 31, 2003, FMR Corp. on behalf of certain of its direct and indirect subsidiaries, and Fidelity International Limited on behalf of certain of its direct and indirect subsidiaries (collectively “Fidelity”), indirectly held 1,420,700 shares of Company stock.  The beneficial ownership of PSTA shares arises in the context of passive investment activities only by the various investment accounts managed by Fidelity on a discretionary basis (the “Fidelity Accounts”).  Neither Fidelity nor the Fidelity Accounts participate in the Management of the Company, direct the policies of the company, or serve on the Board of Directors of the Company.  In addition, no Fidelity officer serves as an executive officer of the Company.

(4)              As of December 31, 2003, T. Rowe Price Associates, Inc (“Price Associates”) has sole dispositive power for an entire holding of 1,134,800 shares and sole voting power over 299,800 shares.  These securities are owned by various individual and institutional investors for which Price Associates serves as investment advisor with power to direct investments and/or sole power to vote the securities.  For purposes of the reporting requirements of the Securities Exchange Act of 1934, Price Associates expressly disclaims that it is, in fact, the beneficial owner of such securities.

(5)              As of December 31, 2003, Wellington Management  Company, LLP (“WMC”), in its capacity of investment advisor, may be deemed to have beneficial ownership of 1,250,000 shares of the common stock of the Company.  Such shares are owned by numerous investment advisory clients of WMC, none of which is known to have beneficial ownership of more than 5%

of that class of securities of the Company.  As of December 31, 2003, WMC had voting power and/or dispositive power over such shares as follows:

Sole voting power:	-0-	shares
Shared voting power:	620,000	shares
Sole dispositive power:	-0-	shares
Shared dispositive power:	1,250,000	shares

(6)              Includes 27,500 shares subject to options granted under the 1993 Stock Option Plan which are exercisable within sixty (60) days of February 1, 2004.

(7)              Includes 82,500 shares subject to options granted under the 1993 Stock Option Plan which are exercisable within sixty (60) days of February 1, 2004.

(8)              Includes 22,500 shares subject to options granted under the 1993 Stock Option Plan which are exercisable within sixty (60) days of February 1, 2004.

(9)              Includes 37,500 shares subject to options granted under the 1993 Stock Option Plan which are exercisable within sixty (60) days of February 1, 2004.

(10)        Includes 223,985 shares subject to options granted under the 1993 Stock Option Plan which are exercisable within sixty (60) days of February 1, 2004.

(11)        Includes 87,500 shares subject to options granted under the 1993 Stock Option Plan which are exercisable within sixty (60) days of February 1, 2004.

(12)        Includes 0 shares subject to options granted under the 1993 Stock Option Plan which are exercisable within sixty (60) days of February 1, 2004.

(13)        Includes 6,200 shares held in an IRA account in the name of Teresa A. Henning to which Mr. Henning claims beneficial ownership, and 47,500 shares subject to options granted under the 1993 Stock Option Plan which are exercisable within sixty (60) days of February 1, 2003.

(14)        Includes 573,952 shares subject to options granted under the 1993 Stock Option Plan which are exercisable within sixty (60) days of February 1, 2004.

ITEM 13.                                              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None

ITEM 14.                                              CERTAIN PRINCIPAL ACCOUNTING FEES AND SERVICES

The information concerning principal accountant fees and services required by this Item is incorporated by reference to the Company’s Proxy Statement under the heading “Audit and Non-Audit Fees”.

The information concerning pre-approval policies for audit and non-audit services required by this Item is incorporated by reference to the Company’s Proxy Statement under the heading “Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors”.

PART IV

ITEM 15.                                              EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) – (2)	Consolidated Financial Statements of Monterey Pasta Company:

Report of Independent Certified Public Accountants
Consolidated Balance Sheets: Year-End 2002 and 2003
Consolidated Income Statements: Years Ended 2001, 2002 and 2003

All other schedules have been omitted since the required information is contained in the Consolidated Financial Statements or because such schedules are not required.

(a)(3)                    Exhibits:  See Index to Exhibits on page 49.  The Exhibits listed in the accompanying Index of Exhibits are filed or incorporated by reference as part of this report.  Exhibit Nos. 4.7, 10.1, 10.2, 10.12, 10.13, 10.15, and 10.16 are management contracts or compensatory plans or arrangements.

(b)                                 Reports on Form 8-K filed in the fourth quarter of 2003:

Form 8-K reporting third quarter 2003 financial results.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of

Monterey Pasta Company

We have audited the accompanying consolidated balance sheets of Monterey Pasta Company as of December 29, 2002 and December 28, 2003 and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 28, 2003. We have also audited the schedule listed in the accompanying index at Item 15(a).  These financial statements and the schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Monterey Pasta Company at December 29, 2002 and December 28, 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 28, 2003, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.

BDO Seidman, LLP

San Francisco, California

February 2, 2004

MONTEREY PASTA COMPANY

CONSOLIDATED BALANCE SHEETS

	December 29, 2002	December 28, 2003
ASSETS

Current assets:
Cash and cash equivalents	$6,838,244	$5,285,484
Accounts receivable, less allowances of $527,349 and $440,564	6,058,710	6,312,920
Inventories	3,723,072	4,323,308
Deferred tax assets – short term	4,068,400	3,484,553
Prepaid expenses and other	1,048,120	1,465,489
Total current assets	21,736,546	20,871,754

Property and equipment, net	14,254,574	15,444,789
Deferred tax assets – long term	765,300	1,036,442
Goodwill, net	4,669,254	4,748,389
Other intangible assets, net	2,239,113	1,995,760
Deposits and other	134,694	106,423
Total assets	$43,799,481	$44,203,557

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,201,470	$2,849,890
Accrued payroll and related benefits	843,422	875,255
Accrued liabilities	796,496	441,312
Current portion of notes, loans, and capitalized leases payable	14,964	1,784
Total current liabilities	4,856,352	4,168,241

Notes, loans, and capitalized leases payable, less current portion	1,785	837
Total liabilities	4,858,137	4,169,078

Commitments and contingencies

Stockholders’ equity:
Preferred Stock,$.001 par value, 1,000,000 shares authorized, none outstanding Common stock, $.001 par value, 70,000,000 shares authorized, 14,196,391 and 14,213,682 issued	14,196	14,213
Additional paid-in capital	44,518,855	44,577,570
Accumulated deficit	(5,591,707)	(4,557,304)

Total stockholders’ equity	38,941,344	40,034,479

Total liabilities and stockholders’ equity	$43,799,481	$44,203,557

See accompanying summary of significant accounting policies and notes to consolidated financial statements

MONTEREY PASTA COMPANY

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended
	2001	2002	2003

Net revenues	$56,986,912	$61,678,747	$60,489,567

Cost of sales	36,469,186	39,417,027	41,921,023

Gross profit	20,517,726	22,261,720	18,568,544

Selling, general and administrative	13,281,791	15,653,711	17,160,518
Gain (loss) on disposition of assets	20,330	(67,880)	—
Operating income	7,256,265	6,540,129	1,408,026

Other income (expense), net	1,278	2,566	(1,380)
Interest income (expense), net	107,779	110,190	72,030

Income before provision for income taxes	7,365,322	6,652,885	1,478,676

Income tax benefit (provision)	(2,936,332)	2,838,320	(444,273)

Net income	$4,428,990	$9,491,205	$1,034,403

Net income per common share
Basic income per common share	$0.33	$0.68	$0.07

Diluted income per common share	$0.31	$0.65	$0.07

Basic shares outstanding	13,491,177	14,039,902	14,206,627
Diluted shares outstanding	14,254,248	14,664,762	14,414,931

See accompanying summary of significant accounting policies and notes to consolidated financial statements

MONTEREY PASTA COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED 2001, 2002, and 2003

	Common Stock		Additional	Accumulated
See Notes 6, 7, 8 and 15	Shares	Amount	Paid-in Capital	Deficit	Total

Balance, end of 2000	13,313,021	$13,313	$41,162,031	$(19,511,902)	$21,663,442

Issuance of common stock under Employee Stock Purchase Plan	5,875	6	19,824	—	19,830

Issuance of common stock in net warrant exercise	523	1	(1)	—	—

Exercise of stock options for cash	447,273	447	968,862	—	969,309

Net settlement from investor 16(b) violation	—	—	14,299	—	14,299

Tax benefit of disqualifying dispositions	—	—	562,200	—	562,200

Stock-based compensation	—	—	322,768	—	322,768

Net income for the year	—	—	—	4,428,990	4,428,990

Balance, end of 2001	13,766,692	13,767	43,049,983	(15,082,912)	27,980,838

Issuance of common stock under Employee Stock Purchase Plan	7,670	8	35,812	—	35,820

Issuance of common stock in net warrant exercise	47,414	47	(47)	—	—

Exercise of stock options for cash	374,615	375	953,180	—	953,555

Net settlement from investor 16(b) violation	—	—	(4,154)	—	(4,154)

Tax benefit of disqualifying dispositions	—	—	484,080	—	484,080

Net income for the year	—	—	—	9,491,205	9,491,205

Balance, end of 2002	14,196,391	14,197	44,518,854	(5,591,707)	38,941,344

Issuance of common stock under Employee Stock Purchase Plan	15,695	14	53,561	—	53,575

Exercise of stock options for cash	1,596	2	4,064	—	4,066
Tax benefit of disqualifying dispositions	—	—	1,091	—	1,091

Net income for the year	—	—	—	1,034,403	1,034,403

Balance, end of 2003	14,213,682	$14,213	$44,577,570	$(4,557,304)	$40,034,479

See accompanying summary of significant accounting policies and noted to consolidated financial statements

MONTEREY PASTA COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	2001	2002	2003
Cash flows from operating activities:
Net Income	$4,428,990	$9,491,205	$1,034,403
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	2,183,500	(3,258,236)	312,705
Depreciation and amortization	1,661,327	1,720,433	2,081,761
Provision for allowances for bad debt, returns, adjustments, and spoils	1,331,337	2,564,897	3,281,796
Provision for inventory reserves	111,000	42,000	509,541
Tax benefit of disqualifying dispositions	562,200	484,080	1,091
Loss (gain) on disposition and writedown of property and equipment	(20,330)	67,880	—
Stock based compensation	322,768	—	—
Changes in assets and liabilities:
Accounts receivable	(2,412,651)	(2,598,284)	(3,499,898)
Inventories	(136,582)	(352,374)	(1,145,885)
Prepaid expenses and other assets	(728,558)	57,534	(389,098)
Accounts payable	(526,676)	1,588,379	(351,580)
Accrued liabilities	639,914	(313,221)	(323,351)
Net cash provided by operations	7,416,239	9,494,293	1,511,485

Cash flows from investing activities:
Purchase of property and equipment	(2,638,833)	(4,759,756)	(3,028,623)
Proceeds from sale of property and equipment	28,559	—	—
Acquisition of business operating assets	—	(6,081,634)	(79,135)
Net cash used in investing activities	(2,610,274)	(10,841,390)	(3,107,758)

Cash flows from financing activities:
Repayment of long-term debt and capital lease obligations	(34,774)	(32,008)	(14,128)
Section 16(b) settlement less legal fees	14,299	(4,154)	—
Proceeds from issuance of common stock	989,139	989,375	57,641
Net cash provided by financing activities	968,664	953,213	43,513
Net increase (decrease) in cash and cash equivalents	5,774,629	(393,884)	(1,552,760)
Cash and cash equivalents, beginning of year	1,457,499	7,232,128	6,838,244
Cash and cash equivalents, end of year	$7,232,128	$6,838,244	$5,285,484

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

Accounting Periods

For quarterly reporting purposes the Company employs a 4-week, 4-week, 5-week reporting period.  The fiscal year ends on the last Sunday of each calendar year (52/53-week year). The 2001 fiscal year contained 52 weeks and ended on December 30, the 2002 fiscal year contained 52 weeks and ended on December 29 and the 2003 fiscal year contained 52 weeks and ended on December 28.

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

Sales Incentives and Advertising Costs

The Company expenses advertising costs as incurred or when the related campaign commences.  Sales incentives paid or credited to club stores and grocery chains for shelf space allocations are amortized between six and twelve months depending on the nature of the chain program or agreement, and are netted against revenues.  The Company spent $272,000, $210,000 and $145,000 on advertising during 2001, 2002, and 2003 respectively.

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

Income Taxes and Deferred Tax Asset Valuation Allowance

The Company accounts for corporate income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes, which requires an asset and liability approach.  This approach results in the recognition of deferred tax assets (future tax benefits) and liabilities for the expected future tax consequences of temporary timing differences between the book carrying amounts and the tax basis of assets and liabilities.  Future tax benefits are subject to a valuation allowance to the extent of the likelihood that the deferred tax assets may not be realized.

The Company has significant deferred tax assets comprised principally of Net Operating Losses (“NOLs”) from the Company’s former restaurant operating subsidiary Upscale Food Outlets, Inc. (“UFO”). These NOLs were previously fully reserved based upon management’s best estimate of ultimate realizeability. During 2002, based upon new evidence and management’s judgments these reserves were substantially reduced.  The amount of the reserve is significantly dependent on management’s assumptions regarding future taxable income and the availability of these NOLs to offset future taxable income. The effect on the Company’s net income can be significant whenever the estimate of realizeability changes. The Company expects to fully utilize all of the remaining NOLs in fiscal 2004 and 2005.

Revenue Recognition

The Company recognizes revenues through sales of pasta and sauce products primarily to grocery and club store chains.  Revenues are recognized once there is evidence of an arrangement (such as a customer purchase order), product has shipped and in some instances, not until the product has been delivered, the price and terms are finalized, and collectibility is reasonably assured.  Accordingly, sales are recorded when goods are shipped or for one customer, when the product is delivered, at which time title and risk of loss have passed to the customer, consistent with the freight terms for most customers.  Title and risk of loss pass upon delivery to retail locations for the Direct Store Delivery program, as that product is transported in the Company’s own vehicles.  Potential returns, adjustments and spoilage allowances are provided for in accounts receivable allowances and accruals.

The Company records shipping cost for product delivered to customers in selling expense.  These costs were approximately  $2,211,000, $2,609,000 and $3,158,000 for 2001, 2002 and 2003 respectively.  Any amounts charged to customers for freight and deliveries are included in revenues.  Certain incentives granted to customers such as promotions, trade ads, slotting fees, and coupons are recorded as offsets to revenues.

Stock-based Compensation

As permitted under the provisions of SFAS 123, Accounting for Stock-Based Compensation, the Company continues to account for employee stock-based transactions under Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees.  However, SFAS 123 requires the Company to disclose pro forma net income and earnings per share as if the fair value method had been adopted.  Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period.  For non-employees, cost is also measured at the grant date, using the fair value method, but is actually recognized in the financial statements over the vesting period, or immediately if no further services are required.

If the Company had elected the fair value method of accounting for stock-based compensation, compensation cost would be accrued at the estimated fair value of stock option grants over the service period, regardless of later changes in stock prices and price volatility.  The fair value at date of grant for options granted in 2001, 2002, and 2003 have been estimated based on a modified Black-Scholes pricing model with the assumptions identified in the following table.

	2001	2002	2003

Dividend Yield	—	—	—

Volatility	48.0%	75.0%	66.0%

Risk-Free Interest Rates	4.18%	3.81%	4.60%

Expected Lives in Years	5	5	5

The table below shows net income per share for 2001, 2002, and 2003 as if the Company had elected the fair value method of accounting for stock options.

	2001	2002	2003
Net income as reported	$4,428,990	$9,491,205	$1,034,403

Add: stock-based employee compensation included in reported net income, net of related tax effects	193,661	—	—
Deduct: total stock-based employee compensation determined under fair value method for all awards, net of related tax effects	(174,564)	(830,285)	(1,393,100)

Proforma net income, as adjusted	$4,448,087	$8,660,920	$(358,697)

Earnings per share:
Basic, as reported	$0.33	$0.68	$0.07
Basic, as adjusted	$0.33	$0.62	$(0.03)

Diluted, as reported	$0.31	$0.65	$0.07
Diluted, as adjusted	$0.31	$0.59	$(0.03)

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the period.  Actual results could differ from those estimates.  The most significant estimates made by the Company are those related to accounts receivable and deferred tax allowances, allocation of purchase price of acquired businesses, depreciation of fixed assets, amortization of acquired intangible assets, and impairment judgments made for intangibles.

New Accounting Pronouncements

In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires a guarantor to recognize, at the inception of a qualified guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 is effective on a prospective basis for qualified guarantees issued or modified after December 31, 2002.  The adoption of this Interpretation did not have a material impact on the Company’s financial condition or results of operations.

Pursuant to its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. To date, the Company has not incurred any costs as there have been no lawsuits or claims that would invoke these indemnification agreements. Accordingly, the Company has no liabilities recorded for these agreements as of December 28, 2003.

The Company enters into indemnification provisions under (i) its agreements with other companies in its ordinary course of business, typically with business partners, contractors and customers, its sublandlord and (ii) its agreements with investors. Under these provisions the Company has agreed to generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by the Company with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. To date, the Company has not incurred any costs as there have been no lawsuits or claims related to these indemnification agreements. Accordingly, the Company has no liabilities recorded for these agreements as of December 28, 2003.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, which requires the consolidation of certain special purpose or variable interest entities. FIN 46 is applicable to financial statements issued after 2002, however, disclosures are required currently if the Company expects to consolidate any variable interest entities. The Company has no variable interest entities and therefore, there are no entities that will be consolidated with the Company’s financial statements as a result of FIN 46.

In May 2003, the FASB issued SFAS 150, Accounting For Certain Financial Instruments with Characteristics of Both Liabilities and Equity, which establishes standards for how an issuer of financial instruments classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) if, at inception, the monetary value of the obligation is based solely or predominantly on a fixed monetary amount known at inception, variations in something other than the fair value of the issuer’s equity shares or variations inversely related to changes in the fair value of the issuer’s equity shares. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material impact on the Company’s financial position or results of operations.

Reclassifications

Certain of the prior year financial statement amounts have been reclassified to conform to the current year presentation.  These reclassifications had no impact on previously reported income or accumulated deficit.

MONTEREY PASTA COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                                      Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentration of credit risk, include cash, cash equivalents, and accounts receivable.   The Company maintains its cash accounts in Comerica Bank in Fresno, California.  The bank cash balances are insured by the Federal Deposit Insurance Corporation up to $100,000.   At December 28, 2003 uninsured cash balances totaled $5,052,000.  As of December 28, 2003, approximately 65% of the Company’s accounts receivable are concentrated with two major customers (See Note 10).

2.                                      Inventories

	2002	2003
Inventories consisted of the following:

Production – Ingredients	$1,280,970	$1,911,675
Production – Finished goods	1,538,465	1,204,513
Paper goods and packaging materials	940,960	1,170,108
Operating supplies	32,177	44,229
	3,792,572	4,374,754
Allowances for spoils and obsolescence	(69,500)	(51,446)
	$3,723,072	$4,323,308

3.                   Property and Equipment

	2002	2003

Property and equipment consisted of the following:

Leasehold improvements	$4,970,075	$5,024,606
Machinery and equipment	15,965,796	18,605,196
Computers, office furniture and equipment	724,198	845,974
Vehicles	363,747	364,433
	22,023,816	24,840,209
Less accumulated depreciation and amortization	(7,989,339)	(9,827,747)
	14,034,477	15,012,462
Construction in progress	220,097	432,327
	$14,254,574	$15,444,789

Construction in progress at December 28, 2003 includes deposits for equipment on order or yet to be installed.  Depreciation expense for 2001, 2002, and 2003 was $1,443,000, $1,593,000 and $1,839,000, respectively.

4.              Notes, Loans, and Capitalized Leases Payable

Capitalized Leases

The Company leases certain equipment under capitalized leases, including office equipment, a van and truck with book values of $15,900 and $3,000 in 2002 and 2003, respectively.  Future minimum lease payments consist of:

Year	Total
2004	2,916
2,916

Less amounts representing interest	295

Capitalized leases payable	2,621
Less current portion	1,784
Long term portion	$837

Credit Facility

On August 1, 2001 Imperial Bank (now Comerica Bank) provided a new multi-year credit facility to the Company.  The existing accounts receivable and inventory revolver was amended to expire October 31, 2004 with a commitment of $1.5 million and interest at either prime rate or LIBOR plus 200 basis points.  In addition, the Company’s lender approved an $8.5 million non-revolving term facility in the event of a need for major capital expenditures and acquisitions, which expires October 31, 2009.  The term loan facility is subject to annual review if unused.  If used, it converts to an 84-month term loan.  Pricing is at either prime rate or LIBOR plus 225 basis points over LIBOR.  The total credit facility is $10.0 million.

The terms of the Credit Facility prohibit the payment of cash dividends (except with written approval) on the Company’s capital stock and restricts payments for, among other things, repurchasing shares of its capital stock.  Other terms of the Credit

Facility limit the Company with respect to, among other things, (i) incurring additional indebtedness,  (ii) adversely changing the capital structure, and (iii) acquiring assets other than in the normal course of business including specific limits on annual capital expenditures (currently $4.25 million).  As of December 28, 2003, there were no violations of any loan covenants and no loans outstanding.

Effective January 1, 2003, the Company initiated a $500,000 Letter of Credit in favor of Sentry Insurance as required collateral for a deductible worker’s compensation program.   On January 1, 2004, the Letter of Credit was increased to $900,000 in favor of the same insurance company.  The new letter of credit expires December 31, 2004.

5.                                      Operating Leases

The Company currently leases production, warehouse and corporate office space as well as certain equipment in Monterey County, California under both month-to-month and non-cancelable operating lease agreements, expiring at various times through 2007.  The terms of the leases generally require the Company to pay common area maintenance, taxes, insurance, and certain other costs.  All building leases have renewal options (see Item 2 “Properties” on page 10) and all include cost of living adjustments.

Future minimum annual lease payments due under non-cancelable operating leases with terms of more than one year are as follows:

Year	Lease Amount
2004	$797,597
2005	531,378
2006	506,283
2007	255,172
$2,090,430

Gross rent expense under the leases for 2001, 2002, and 2003 was  $584,451, $711,010, and $804,861 respectively.

6.                                      Stockholders’ Equity

Preferred Stock

The Company has 1,000,000 Preferred Shares at $.001 par value authorized, however none are issued.

Common Stock

In 2001, employee and director options representing 297,684 shares of common stock were exercised for proceeds of $620,767. Non-plan options representing 149,589 shares of common stock granted to the shareholders and plant manager of Frescala Foods, Inc. as part of the March 1999 acquisition were also exercised at $2.33 per share resulting in proceeds of $348,542.  In addition, warrants representing 3,786 potential shares with an exercise price of $6.50 and an expiration date of May 1, 2003, were exercised.  Since the warrants were converted into stock as a net exercise, only 523 shares of common stock were issued.  These warrants were originally issued in connection with a July 1996 private placement in which the Company issued warrants to purchase up to 400,750 shares of common stock.  Additionally during 2001, 5,875 employee stock purchase plan shares were issued.

During 2002, employee and director options representing 224,204 shares of common stock were exercised for proceeds of $603,099.  Non-plan options representing 150,411 shares of common stock granted to the shareholders and plant manager of Frescala Foods, Inc. as part of the March 1999 acquisition were also exercised, resulting in proceeds of $350,456.  In addition, warrants with an exercise price of $6.50 and an expiration date of May 1, 2003, representing 47,414 shares of Company common stock were exercised as parts of net exercises, with no cash proceeds to the Company.  These warrants were originally issued in connection with a July 1996 private placement in which the Company issued warrants to purchase up to 400,750 shares of common stock.  Additionally, 7,670 employee stock purchase plan shares were issued with proceeds of $35,820 in 2002.

Warrants representing up to 242,171 shares of common stack issued in connection with the July 1996 private placement expired unexercised in 2003 and at December 28, 2003, there were no remaining warrants outstanding.

During 2003 employee and director options representing 1,596 shares of common stock were exercised for proceeds of $4,066 and 15,695 employee stock purchase plan shares were issued for proceeds of $53,575.

Employee Stock Purchase Plan

In October 1994, the Company’s Board of Directors adopted a qualified employee stock purchase plan.  Under the purchase plan, eligible employees (those who have completed one year of continuous employment with the Company) may purchase shares of the Company’s common stock through payroll deductions not to exceed 10% of gross wages.  The Company has reserved 200,000 shares of its common stock for issuance under the purchase plan, which remains in effect until terminated by the Company’s Board of Directors, or until all of the shares reserved for under the purchase plan have been issued.  Unless the Board has otherwise provided a higher amount prior to the commencement of an offering period, the offering exercise price for each purchase period is 85% of the lesser of (a) the fair market value of the shares on the offering date of such offering period or (b) the fair market value of the shares on the given purchase date.  There were 5,875, 7,670 and 1,596 shares of common stock issued under the plan in 2001, 2002 and 2003, respectively.  At December 28, 2003, there were 175,795 available shares remaining under the plan.

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

Options to purchase 1,527,250, 1,528,385 and 1,872,739 shares of common stock were outstanding at year-end 2001, 2002, and 2003, respectively (see Note 7).  During 2001, a total of 1,465,250 options were included in the computation of diluted earnings per share, with 62,000 excluded, because of exercise prices.  At 2002 year-end a total of 1,423,885 options were included in the computation of diluted earnings per share, with 104,500 excluded, because of exercise prices. At 2003 year-end a total of 649,739 options were included in the computation of diluted earnings per share, with 1,223,000 excluded, because of exercise prices.

Warrants to purchase 396,964, 242,171 and -0- shares were outstanding at year-end 2001, 2002, and 2003, respectively.  At year-end 2001 no warrants representing shares on common stock were included, with warrants representing 396,964 shares of common stock excluded, because of exercise prices.  At year-end 2002 no warrants representing shares on common stock were included, with warrants representing 242,171 shares of common stock excluded, because of exercise prices.  At year-end 2003 no warrants representing shares on common stock were included because they expired.

7.                                      Stock Options

Effective August 31, 1993, the Company’s Board of Directors adopted a stock option plan (the “Plan”), subsequently amended and restated, which provides for the granting of incentive stock options or non-qualified stock options to eligible employees, consultants and outside directors.  The Company initially reserved 1,200,000 shares of its common stock for issuance under the Plan and in subsequent years increased the total shares reserved to 1,500,000.  The Plan provides that the option price shall not be less than the fair market value of the shares on the date of grant; therefore, no compensation expense is recorded for employees, unless the market price exceeds the strike price on the day of grant.  Compensation or other expense is recorded for any non-employee grants at fair value of the option award.  Options generally vest over a period of one to three years and may be exercised for a period of up to ten years.  During 2001, the Company issued additional options to purchase up to 155,200 shares outside of the Plan (the “Nonstatutory Plan”).  As amended, the Plan expires April 30, 2012.  As of December 28, 2003, the Company had 1,646,328 shares available under the Plan, and 33,800 available as part of the Nonstatutory Plan.

The following table shows activity in outstanding options during 2001, 2002, and 2003:

	2001		2002		2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	1,500,890	$2.54	1,527,250	$3.91	1,528,385	$4.90
Granted	532,200	6.41	400,800	6.47	391,200	3.82
Exercised	(447,273)	2.17	(374,615)	2 54	(1,596)	2.55
Canceled or expired	(58,567)	4.67	(25,050)	5.30	(45,250)	6.69
Outstanding at end of year	1,527,250	$3.91	1,528,385	$4.90	1,872,739	$4.63

Options exercisable at year end	847,634	$2.47	951,485	$3.96	1,338,639	$4.65

Weighted average fair value of options granted during the year		$3.00		$4.26		$3.82

The following table shows information for options outstanding or exercisable as of December 28, 2003

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$1.13 – 1.87	195,666	3.4 years	$1.71/share	195,666	3.4 years	$1.71/share
$2.00 – 3.34	359,073	5.7 years	$2.90/share	350,073	5.6 years	$2.89/share
$3.39 – 3.71	95,000	9.0 years	$3.54/share	16,000	6.2 years	$3.57/share
$3.76 – 3.76	222,700	9.8 years	$3.76/share	—	—	—
$3.79 – 5.20	192,500	8.1 years	$4.52/share	113,050	7.1 years	$4.62/share
$5.25 - 6.05	327,550	8.2 years	$5.95/share	238,900	8.0 years	$5.93/share
$6.20 - 6.43	14,000	7.3 years	$6.40/share	14,000	7.4 years	$6.40/share
$5.55 - 6.55	273,950	7.8 years	$6.55/share	273,950	7.8 years	$6.55/share
$6.25 – 8.08	188,250	7.9 years	$7.38/share	135,000	7.6 years	$7.25/share
$8.37 - 9.25	4,000	8.3 years	$8.84/share	2,000	8.3 years	$8.84/share
Total	1,872,739	7.3 years	$4.63/share	1,338,639	6.5 years	$4.65/share

The following table provides information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 28, 2003, including the Monterey Pasta Company 1993 Stock Option Plan, the Monterey Pasta Company 1995 Employee Stock Purchase Plan (See Note 6) and the Monterey Pasta Company 2001 Nonstatutory Stock Option Plan.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,723,039	(1)	$4.48	1,646,328
Equity compensation plans not approved by security holders	133,950	(2)	$6.65	33,800
Total	1,872,739		$4.63	1,680,128

(1)          Issued under the Monterey Pasta Company 1993 Stock Option Plan and the Monterey Pasta Company 1995 employee Stock Purchase Plan

(2)          Issued to Company employees under the Monterey Pasta Company 2001 Nonstatutory Stock Option Plan (154,200 at $6.55)

8.                                      Income Taxes

The Company’s income tax benefit (provision) consists of:

	2001	2002	2003
Current:

Federal	$(618,100)	$(263,088)	$(829)
State	(134,732)	(156,828)	(130,739)
Total	(752,832)	(419,916)	(131,568)

Deferred:

Federal	(1,919,400)	3,366,239	(372,943)
State	(264,100)	(108,003)	60,238
Total	2,183,500	3,258,236	(312,705)

Net tax benefit (expense)	$(2,936,332)	$2,838,320	$(444,273)

A reconciliation between the Company’s effective tax rate and U.S. Federal income tax rate on loss from continuing operations follows:

	2001	2002	2003
Federal statutory rate	34.0%	34.0%	34.0%

State income taxes, net of effect on Federal income taxes	2.8	1.5	(3.7)

Reversal of Federal and State valuation allowances	—	(78.6)	—

Other	3.1	.4	(0.3)

Effective income tax rate	39.9%	(42.7)%	30.0%

The valuation allowance for 2001, 2002, and 2003 was increased (reduced) by $6,008,000, ($5,196,000), and $0, respectively.  During 2002, the Company completed its evaluation of the likelihood of realizing certain net operating losses (“NOLs”) arising in connection with its previously-owned subsidiary Upscale Food Outlets, Inc. (“UFO”).  As a result, reserves against these deferred tax assets totaling $5,196,000 were released and offset against income tax expense in 2002.  This benefit, together with permanent differences and other current tax effects, resulted in a 2002 income tax benefit of $2,838,000.  Utilization of these NOLs and other deferred tax assets offset substantially all of the federal taxes otherwise payable for 2002.  As of December 28, 2003, remaining net deferred tax assets available to offset future cash tax liabilities are $3,485,000 short term and $1,036,000 long term.  The future disallowance of any previous UFO NOL usage, if it occurs, would increase both income tax expense and amounts actually payable.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax assets are as follows:

	2002	2003
Federal loss carryforwards	$4,209,700	$3,615,000
Accumulated depreciation and Amortization	194,300	342,000
Alternative minimum tax credit carryovers	252,000	273,600
State income and franchise taxes, net of effect on Federal income taxes	444,200	402,600
Reserves against receivables	179,300	149,800
Other	295,800	479,600
	5,575,300	5,262,600
Less valuation allowance	(741,600)	(741,600)

Net deferred tax assets	$4,833,700	$4,521,000

As of December 28, 2003, the Company has Federal NOLs totaling $11.2 million, which expire in varying amounts through 2012.  Should more than a 50% change in Company ownership occur within a three-year period, utilization of these losses to reduce future years’ taxable income would be further limited. State income and franchise deferred tax assets include approximately $166,000 in California Manufacturer’s Tax Credits available to offset future California income taxes, expiring in varying amounts through 2012.

The Company realizes tax benefits as a result of the exercise of non-qualified stock options and the exercise and subsequent sale of certain incentive stock options (disqualifying dispositions). For financial reporting purposes, any reduction in income tax obligations as a result of these tax benefits is credited to additional paid-in capital. In the years 2001, 2002, and 2003 tax benefits of disqualifying dispositions totaling $562,200,  $494,080, and $1,091 respectively have been credited to stockholders’ equity.

9.                                      Litigation and Contingencies

The Company and two of its officers and directors have been named as defendants in two consolidated purported securities class action cases filed in the Northern District of California:  Wietschner v. Monterey Pasta Company et al., No. C 03-00632 MJJ filed on February 13, 2003; Moore-Warner v. Monterey Pasta Company et al., No. C 03-1072 MJJ filed on March 12, 2003.  The cases purport to be brought on behalf of a class of all persons who purchased the common stock of the Company from July 11, 2002 through December 16, 2002.  The complaints allege that defendants issued false statements regarding expected earnings and revenues, in violation of Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934.  No specific amount of damages is claimed.  On July 11, 2003, lead plaintiffs filed a consolidated complaint.  The Company moved to dismiss, and that motion was heard on October 21, 2003.  On November 5, 2003 the court granted the Company’s and the defendants’ demurrers (Motion to dismiss) with 20 days to amend the complaint.  On January 5, 2004, the Company filed a motion to dismiss for failure to prosecute.  Accordingly, the lawsuit has concluded

On February 20, 2003, a purported shareholder derivative complaint was filed in the Superior Court, County of Monterey, Imperial County Employees’ Retirement System v. Hewitt et al., No. M63679.  The complaint alleges claims for breach of fiduciary duty, gross negligence, waste, and abuse of control against the directors of the Company, based in substantial part on the same allegations as the securities class action complaints.  On June 13, 2003, the Court granted the Company’s and the individual defendants’ demurrers to the case without leave to amend. After judgment was entered, plaintiff filed a notice of appeal. The parties subsequently agreed that the appeal would be dismissed, with each side to bear its own costs.  The stipulation to this effect has been filed with the Superior Court.  Accordingly, the lawsuit has concluded.

On February 18, 2004, a complaint was filed by BC-USA, Inc. a/k/a Bongrain Cheese USA against the Company, James M. Williams, its Chief Executive Officer, and CIBO Naturals, LLC in the King County Superior Court, State of Washington.  Mr. Williams was Chief Executive Officer of Bongrain Cheese USA prior to his employment by the Company.  The complaint pleads several causes of action based principally upon an allegation that Mr. Williams, by participating in the acquisition of CIBO naturals, LLC by Monterey Pasta Company, breached agreements between himself and Bongrain Cheese USA. The complaint seeks preliminary and permanent injunctive relief enjoining the defendants from using or disclosing confidential, proprietary or trade secret information of Bongrain Cheese USA, plus unspecified damages.  Management believes that plaintiffs’ allegations are without merit and intends to contest the case vigorously.

The Company will incur legal fees in defending these lawsuits. At this time, the Company cannot estimate the amount of fees that will be incurred.  There are no other material legal proceedings pending to which the Company is a party or to which any of its property is subject.  The Company is a party to ordinary routine litigation incidental to the Company’s business.

10.                               Significant Customers

Costco and Sam’s Club (including Wal-Mart Supercenters) stores each accounted for portions of total revenues as follows:

	2001	2002	2003
Costco	48%	43%	34%
Sam’s Club stores	31%	31%	32%

At December 29, 2002, and December 28, 2003, Costco and Sam’s Club stores accounted for the following concentration of accounts receivable:

	2002	2003
Costco	35%	33%
Sam’s Club stores	33%	32%

The Company currently sells its products to eight separate Costco regions which make purchasing decisions independently of one another.  On a regular basis, these regions re-evaluate the products carried in their stores.  There can be no assurance that these Costco regions will continue to offer Monterey Pasta’s products in the future or continue to allocate Monterey Pasta the same amount of shelf space.  Purchasing decisions for Sam’s Club stores (“Sam’s”) and Wal-Mart Supercenters, the Company’s second largest customer, are made at their respective head offices with input from the stores.  While the Company is in the seventh year of its relationship with Sam’s, it is in the second year of its relationship with Wal-Mart. On February 2, 2004 the Company announced that Wal-Mart Supercenters discontinued its private label program which could impact the Company’s profitability. There can be no assurance that Sam’s Club will continue to carry the Company’s products.  Currently, the loss of either Costco or Sam’s would materially adversely affect the Company’s business operations.

No other single customer accounted for more than 10% of revenues or accounts receivable.

11.                               Supplemental Cash Flow information

	2001	2002	2003
Cash payments:
Interest	$4,719	$5,134	$750
Income Taxes	230,975	(119,763)	166,181

Non-cash Financing and Investing Activities:
Purchase of leased equipment	10,954	—	—

12.                               Employee Benefit Plan

In 1996, the Company instituted a 401(k) Plan covering substantially all full-time employees with six months of service.  Under the Plan, employees may elect to defer up to 15% of compensation (subject to certain limitations).  Prior to 2003 the Company matched one-half of employee contributions up to 6% of compensation.  Beginning in January 2003 the Company adopted a Safe Harbor Plan and will match employee contributions up to 4% of compensation.  In addition, the Company may make an annual discretionary profit-sharing contribution.   Employee contributions, Company matching contributions and related earnings are always 100% vested.  Company profit-sharing contributions and related earnings vest 20% a year, with 100% vesting after five years of service.  During 2001, 2002 and 2003, the Company’s expense for matching contributions was $109,619, $121,507, and $191,280, respectively; there were no profit-sharing contributions for 2001, 2002, or 2003.

13.                               Goodwill and Other Intangible Assets

Goodwill and other intangible assets consist of:

	Year-end 2002	2003 Additions	Year-end 2003
Trademark and Tradenames	$819,376	$—	$819,376
Customer list	1,500,000	—	1,500,000
Other intangibles	456,977	—	456,977
Goodwill and other intangibles not separately quantifiable	5,063,106	79,135	5,142,241
	$7,839,459	79,135	$7,918,594
Less accumulated amortization	931,092	243,353	1,174,445
Net intangible assets	$6,908,367	$(164,218)	$6,744,149

All of the Company’s business combinations were accounted for using the purchase method.  As of December 28, 2003, the net carrying amount of goodwill was $4,748,000 and other intangible assets was $1,996,000.  Amortization expense for 2003 was $243,000.  The Company performed annual impairment testing as required by SFAS 142 at the beginning of the fourth quarter of 2003 to determine if any writedowns were necessary, with no impairment adjustments needed.

The following table reflects the components of trademarks and other intangible assets as of December 28, 2003.  Total amortization expense for the year-ended December 28, 2003 was $243,000.

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
License agreements, recipes, and customer list	$2,176,353	$780,593	$1,395,760
Non-amortized intangible assets:
Trademark	600,000	—	600,000
Total gross and net carrying amounts	$2,776,353	$780,593	$1,995,760

Following is table of estimated amortization expense for the next five years:

Year	Estimated Amortization Expense
2004	$205,000
2005	197,000
2006	162,000
2007	156,000
2008	156,000

14.                               Business Acquisitions

The Emerald Valley Purchase

On August 23, 2002 the Company purchased the operating assets and inventory of Emerald Valley Kitchen, Inc. (“Emerald Valley”), a Eugene, Oregon based producer of organic fresh salsas, dips, hummus, and sauces with over 90% retail chain distribution. The Company considered this purchase an opportunity to enter the rapidly growing organic food market.  The consideration to the sellers consisted of $5,744,000 in cash.  Additionally, the Emerald Valley owners are eligible to receive an earn-out based upon Emerald Valley Earnings before Interest, Taxes, Depreciation, and Amortization (“EBITDA”) above a predetermined level for the first five years after the acquisition date.  The earn-out will be calculated annually at the end of successive twelve-month periods following acquisition and any amounts due will be treated as additional purchase price.  A payment of $79,000 was made in 2003 under this earn-out agreement.  Funding for the transaction came from existing cash balances.

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

Also in 2002, the Company purchased certain recipe information from Chet’s Fine Foods and certain trademark rights and recipes from Isabella’s Kitchen, LLC.  The total amount paid for these assets was $150,000.  Therefore total expenditures on the acquisition of business operating assets equated to $6,082,000 in 2002.

No acquisitions occurred in 2003, however, the Company announced on January 28, 2004 the acquisition of an 80% interest in CIBO Naturals LLC (“CIBO”), a leading manufacturer of premium sauces and spreads located in Seattle, Washington.  Monterey Pasta paid CIBO and its members $6.0 million cash for 80% interest in CIBO and loaned CIBO $1.0 million.  Additionally, the acquisition agreement provides for the purchase of the remaining 20% ownership after four years at a predetermined calculation based on earnings before taxes.  The cash came partly from the Company’s cash balances and from its credit facilities

CIBO produces a variety of refrigerated gourmet sauces and spreads including fresh pesto sauces, flavored cheeses, bruschetta toppings and tapenade spreads.  Their products are sold nationally through club stores, supermarket delis and specialty food stores. CIBO fits well with the Company’s growth strategy in premium refrigerated foods.  CIBO through its “CIBO Naturals” brand sells unique, high quality products and has developed a strong position in its markets which has great growth potential in both expanded distribution and in new products.

15.                               Subsequent Events

The Company announced on January 28, 2004 the acquisition of an 80% interest in CIBO Naturals LLC, a leading manufacturer of premium sauces and spreads located in Seattle, Washington.  Monterey Pasta paid CIBO and its members $6.0 million cash for 80% in CIBO and loaned CIBO $1.0 million.  Additionally, the acquisition agreement provides for the purchase of the remaining 20% ownership after four years at a predetermined calculation based on earnings before taxes.  The cash came partly from the Company’s cash balances and from its credit facilities

The Company announced on February 2, 2004 that Wal-Mart Supercenters had discontinued its private label pasta and sauce program.  The Company had been the supplier of both the pastas and the sauces for this program.  This private label business represented $3,490,000 in Net Revenues in 2003.

On February 18, 2004, a complaint was filed by BC-USA, Inc. a/k/a Bongrain Cheese USA against the Company, James M. Williams, its Chief Executive Officer, and CIBO Naturals, LLC in the King County Superior Court, State of Washington.  Mr. Williams was Chief Executive Officer of Bongrain Cheese USA prior to his employment by the Company.  The complaint pleads several causes of action based principally upon an allegation that Mr. Williams, by participating in the acquisition of CIBO naturals, LLC by Monterey Pasta Company, breached agreements between himself and Bongrain Cheese USA. The complaint seeks preliminary and permanent injunctive relief enjoining the defendants from using or disclosing confidential, proprietary or trade secret information of Bongrain Cheese USA, plus unspecified damages.  Management believes that plaintiffs’ allegations are without merit and intends to contest the case vigorously.

16.                               Quarterly Information (unaudited)

The summarized quarterly financial data presented on the following page reflect all adjustments which, in the opinion of management, are of a normal and recurring nature necessary to present fairly the results of operations for the periods presented.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	2002
Year Ended 2002

Net revenue	$16,062,000	$13,794,000	$16,569,000	$15,253,000	$61,678,000

Gross profit	6,087,000	4,919,000	6,183,000	5,073,000	22,262,000
Operating income	2,275,000	1,144,000	1,989,000	1,132,000	6,540,000

Net income	1,986,000	1,100,000	5,544,000	861,000	9,491,000

Primary earnings per common share	$0.14	$0.08	$0.39	$0.06	$0.68

Diluted earnings per common share	$0.14	$0.07	$0.38	$0.06	$0.65

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	2003
Year Ended 2003

Net revenue	$16,077,000	$15,311,000	$14,876,000	$14,226,000	$60,490,000

Gross profit	5,585,000	4,950,000	3,986,000	4,048,000	18,569,000
Operating income	1,460,000	569,000	(408,000)	(213,000)	1,408,000

Net income	912,000	490,000	(259,000)	(109,000)	1,034,000

Basic earnings per common share	$0.06	$0.03	$(0.02)	$(0.01)	$0.07

Diluted earnings per common share	$0.06	$0.03	$(0.02)	$(0.01)	$0.07

SCHEDULE II

MONTEREY PASTA COMPANY

VALUATION AND QUALIFYING ACCOUNTS

	Balance, Beginning of 2001	Additions - Charged to Costs and Expense	Deductions - Write-offs Charged to Reserves	Balance, End of 2001

Allowances against Receivables —
Spoils, Returns, Adjustments And Bad Debts	$242,301	$1,331,337	$1,268,155	$305,483

Inventory Reserves —
Spoils and Obsolescence	$27,500	$111,000	$111,000	$27,500

	Balance, Beginning of 2002	Additions - Charged to Costs and Expense	Deductions - Write-offs Charged to Reserves	Balance, End of 2002

Allowances against Receivables —
Spoils, Returns, Adjustments and Bad Debts	$305,483	$2,564,897	$2,343,031	$527,349

Inventory Reserves —
Spoils and Obsolescence	$27,500	$42,000		$69,500

	Balance, Beginning of 2003	Additions - Charged to Costs and Expense	Deductions - Write-offs Charged to Reserves	Balance, End of 2003

Allowances against Receivables —
Spoils, Returns, Adjustments And Bad Debts	$527,349	$3,281,796	$3,297,653	$511,492

Inventory Reserves —
Spoils and Obsolescence	$69,500	$509,541	$527,595	$51,446

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of San Francisco, State of California, on the 3rd day of March, 2004

MONTEREY PASTA COMPANY

By:	/s/JAMES M. WILLIAMS
James M. Williams
President and Chief Executive Officer

By:	/s/SCOTT WHEELER
Scott Wheeler
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated and on the dates indicated.

Name	Title	Date

/s/JAMES M. WILLIAMS	Chief Executive Officer, President, and	March 5, 2004
James M. Williams	Director

/s/CHARLES B. BONNER	Director	March 5, 2004
Charles B. Bonner

/s/F. CHRISTOPHER CRUGER	Director	March 5, 2004
F. Christopher Cruger

/s/MICHAEL P. SCHALL	Director	March 5, 2004
Michael P. Schall

/s/VAN TUNSTALL	Director	March 5, 2004
Van Tunstall

/s/JAMES WONG	Director	March 5, 2004
James Wong

/s/WALTER L. HENNING	Director	March 5, 2004
Walter L. Henning

/s/R. LANCE HEWITT	Chairman of the Board	March 5, 2004
R. Lance Hewitt

Index to Exhibits

3.1	Certificate of Incorporation dated August 1, 1996 (incorporated by reference from Exhibit B to the Company’s 1996 Proxy)
3.2	Bylaws of the Company (incorporated by reference from Exhibit C to the 1996 Proxy)
4.1	Form of Warrant for purchase of the Company’s Common Stock, dated as of July 1, 1996 (incorporated by reference from Exhibit 4.5 filed with the Company’s 1996 Form S-3)
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

23.1**	Consent of BDO Seidman, LLP
31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*                 Management contract or compensatory plan or arrangement covering executive officers or directors of the Company and its former subsidiary, Upscale Food Outlets, Inc.

**          filed herewith