Form 10-Q
period 2004-03-28
MONTEREY PASTA CO
filed 2004-05-06
CIK 913032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 28, 2004.

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

At May 6, 2004, 14,382,832 shares of common stock, $.001 par value, of the registrant were outstanding.

FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

MONTEREY PASTA COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands of dollars)

	March 28, 2004	December 28, 2003
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$857	$5,285
Accounts receivable, net	6,338	6,313
Inventories	4,960	4,323
Deferred tax assets-short term	4,145	3,485
Prepaid expenses and other	1,259	1,465

Total current assets	17,559	20,871

Property and equipment, net	15,674	15,445
Deferred tax assets-long term	620	1,036
Goodwill	8,433	4,748
Intangible assets, net	6,493	1,996
Deposits and other	121	107

Total assets	$48,900	$44,203

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,026	$2,850
Accrued liabilities	1,551	1,316
Current portion of long-term debt	748	2

Total current liabilities	6,325	4,168

Long-term debt	2,213	1

Minority Interest	750	—

Stockholders’ equity:
Common stock	14	14
Additional paid-in capital	44,636	44,578
Accumulated deficit	(5,038)	(4,558)
Total stockholders’ equity	39,612	40,034

Total liabilities and stockholders’ equity	$48,900	$44,203

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONTEREY PASTA COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands of dollars except per share data)

(unaudited)

	Three Months Ended
	March 28, 2004	March 30, 2003

Net revenues	$16,385	$16,077

Cost of sales	11,903	10,493

Gross profit	4,482	5,584

Selling, general and administrative	5,180	4,124

Operating income (loss)	(698)	1,460

Other income (expense), net	12	—
Interest income (expense), net	(26)	23

Income (loss) before provision for income taxes	(712)	1,483

Income tax benefit (provision)	231	(571)

Net income (loss)	$(481)	$912

Net income (loss) per common share:
Basic income (loss) per common share	$(0.03)	$0.06

Diluted income (loss) per common share	$(0.03)	$0.06

Basic shares outstanding	14,218,835	14,200,588
Diluted shares outstanding	14,396,331	14,412,116

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONTEREY PASTA COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of dollars)

(unaudited)

	Three Months Ended
	March 28, 2004	March 30, 2003
Cash flows from operating activities:
Net income (loss)	$(481)	$912
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income taxes	(244)	522
Depreciation and amortization	614	537
Provisions for allowances for bad debts, returns, adjustments and spoils	(38)	(149)
Tax benefit of disqualifying dispositions	4	—
Changes in assets and liabilities:
Accounts receivable	634	(682)
Inventories	(352)	(300)
Prepaid expenses and other	221	10
Accounts payable	683	(21)
Accrued liabilities	(70)	(297)
Net cash provided by operating activities	971	532

Cash flows from investing activities:
Purchase of property and equipment	(161)	(1,359)
Purchase of trademark, recipes, and rights	—	(2)
Acquisition of business net of cash and minority interest	(7,229)	—
Net cash used in investing activities.	(7,390)	(1,361)

Cash flows from financing activities:
Proceeds from bank borrowing	2,000	—
Repayment of bank borrowing	(63)	—
Repayment of capital lease obligations	(1)	(11)
Proceeds from issuance of common stock.	55	22
Net cash provided by financing activities	1,991	11

Net decrease in cash and cash equivalents	(4,428)	(818)

Cash and cash equivalents, beginning of period...	5,285	6,838
Cash and cash equivalents, end of period	$857	$6,020

	March 28, 2004	March 30, 2003
Cash payments:
Interest	$24	$—
Income Taxes	19	49

The accompanying notes are an integral part of these consolidated financial statements.

MONTEREY PASTA COMPANY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     Basis of Presentation

The condensed consolidated financial statements have been prepared by Monterey Pasta Company (the “Company”) and are unaudited.  The financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not necessarily include all information and footnotes required by generally accepted accounting principles, and should be read in conjunction with the Company’s 2003 Annual Report on Form 10-K.   In the opinion of the Company, all adjustments necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows as of March 28, 2004 have been recorded.  A description of the Company’s accounting policies and other financial information is included in the audited consolidated financial statements as filed with the Securities and Exchange Commission in the Company’s Form 10-K for the year ended December 28, 2003.  The consolidated results of operations for the interim quarterly periods are not necessarily indicative of the results expected for the full year.

For quarterly reporting purposes the Company employs a 4-week, 4-week, 5-week reporting period.  The fiscal year ends on the last Sunday of each calendar year (52/53-week year).  The 2003 fiscal year contained 52 weeks and ended on December 28.  The current fiscal year contains 52 weeks and will end on December 26, 2004.

2.     Business Acquisition and Statement of Cash Flows

On January 28, 2004, the Company announced the acquisition of an 80% interest in CIBO Naturals LLC (“CIBO”), a leading manufacturer of premium sauces and spreads located in Seattle, Washington.   A total of $7,000,000 was expended for the purchase of an 80% interest in CIBO as follows:  $3,000,000 was wired to the owners of CIBO Naturals, LLC for the 80% interest; $4,000,000 was wired to CIBO Naturals to pay off part of CIBO’s debt.  A $1,000,000 note was signed by CIBO with Monterey Pasta as the payee.  This note is eliminated as part of the consolidation process.  Additionally, the acquisition agreement provides for the purchase of the remaining 20% ownership after four years at a predetermined calculation based on earnings before taxes.  Monterey Pasta used $5,000,000 in cash from cash reserves to pay for the transaction and borrowed on its line of credit $2,000,000 to complete the transaction.

CIBO produces a variety of refrigerated gourmet sauces and spreads including fresh pesto sauces, flavored cheeses, bruschetta toppings and tapenade spreads.  Their products are sold nationally through club stores, supermarket delis and specialty food stores. The CIBO acquisition meets the Company’s strategy for growth in the premium refrigerated foods category.  CIBO, through its “CIBO Naturals” brand, sells unique, high quality products and has developed a strong position in its markets which has great growth potential in both expanded distribution and in new products.

As part of the acquisition, Monterey Pasta commissioned a valuation study to determine the components that represent the intangible assets and goodwill purchased as part of the purchase price.  Under the purchase method of accounting, the total estimated purchase price is allocated to CIBO’s tangible and intangible assets based upon their estimated fair value as of the date of completion of the acquisition.  Based upon the purchase price and the preliminary valuation, and based on financial information at the time of the acquisition the preliminary purchase price allocation is as follows:

Cash acquired at time of acquisition	$30,804
Inventory valuation adjustment to market	10,960
Tangible assets acquired	1,516,982
Intangible Assets	7,996,274
Total assets acquired	9,555,020
Less liabilities assumed	5,805,020
Net assets acquired	3,750,000
Less minority interest of 20%	750,000
Cash paid directly to owners of CIBO	$3,000,000

The following unaudited pro forma financial information presents a summary of our consolidated results of operations for the three month period ended March 28, 2004 and March 30, 2003, assuming the CIBO acquisition had taken place as of January 1, 2004 and January 1, 2003 respectively. (in thousands except per share data)

	Three Months Ended
	March 28, 2004	March 30, 2003

Net revenues	$17,089	$18,146

Net income (loss)	$(489)	$894

Net income (loss) per common share:
Basic income (loss) per common share	$(0.03)	$0.06

Diluted income (loss) per common share	$(0.03)	$0.06

The unaudited condensed pro forma financial information has been prepared for comparative purposes only and reflects the historical unaudited results of CIBO Naturals LLC.  The pro forma financial information includes adjustments to reflect interest expense generated from cash that was used for the acquisition and related income tax adjustments.  The pro forma information also includes an estimation of amortization of identifiable tangible assets.  The pro forma information does not purport to be indicative of operating results that would have been achieved had the acquisition taken place on the dates indicated or the results that may be obtained in the future.

3.     Inventories

Inventories consisted of the following (in thousands):

	March 28, 2004	December 28, 2003

Production – Ingredients	$2,399	$1,912
Production – Finished goods	715	1,205
Paper goods and packaging materials	1,840	1,213
Operating supplies	42	44
	4,996	4,374
Reserve for spoils and obsolescence	(36)	(51)

Net inventories	$4,960	$4,323

4.     Property and Equipment

Property, plant and equipment consisted of the following (in thousands):

	March 28, 2004	December 28, 2003

Machinery and equipment	$19,717	$18,605
Leasehold improvements	5,114	5,025
Computers equipment	957	846
Vehicles	383	364
	26,171	24,840
Less accumulated depreciation and amortization	(10,774)	(9,828)
	15,397	15,012
Construction in progress	277	433
Net property and equipment	$15,674	$15,445

The majority of construction in progress is related to projects started in the previous year and are related to plant expansion program and process improvement projects.  Other construction in progress spending is associated with typical annual projects involving replacement, regulatory, food safety and efficiency projects.

5.     Credit Facility

On August 1, 2001 Comerica Bank provided a new multi-year credit facility to the Company.  The existing accounts receivable and inventory revolver was amended to expire October 31, 2004 with a commitment of $1.5 million and interest at either prime rate or LIBOR plus 200 basis points.  In addition, the Company’s lender approved an $8.5 million non-revolving term facility in the event of a need for major capital expenditures and acquisitions, which expires October 31, 2009.  The term loan facility is subject to annual review if unused.  If used, it converts to an 84-month term loan.  Pricing is at either prime rate or LIBOR plus 225 basis points over LIBOR.  The total credit facility is $10.0 million.  Following the CIBO acquisition, the Company has $8.0 million remaining on its credit facility.

The terms of the Credit Facility prohibit the payment of cash dividends (except with written approval) on the Company’s capital stock and restricts payments for, among other things, repurchasing shares of its capital stock.  Other terms of the Credit Facility limit the Company with respect to, among other things, (i) incurring additional indebtedness,  (ii) adversely changing the capital structure, and (iii) acquiring assets other than in the normal course of business including specific limits on annual capital expenditures (currently $4.25 million).  As of March 28, 2004, there were no violations of any loan covenants.

Effective January 1, 2003, the Company initiated a $500,000 Letter of Credit in favor of Sentry Insurance as required collateral for a deductible worker’s compensation program.   On January 1, 2004, the Letter of Credit was increased to $900,000 in favor of the same insurance company.  The new letter of credit expires December 31, 2004.

6.     Income Taxes

Deferred tax assets, principally related to the expected benefit from utilization of net operating loss carryforwards (“NOLs”), offset most of the estimated book tax expense, with actual cash tax payments of $19,000 made during the first three months of 2004.  Deferred tax assets remaining on the Balance Sheet at the end of the first quarter to offset future income tax liabilities, are $4,145,000 short term and $620,000 long term.

7.     Litigation

Commitments and contingencies

On February 18, 2004, a complaint was filed by BC-USA, Inc. a/k/a Bongrain Cheese USA against the Company, James M. Williams, its Chief Executive Officer, and CIBO Naturals, LLC in the King County Superior Court, State of Washington.  Mr. Williams was Chief Executive Officer of Bongrain Cheese USA prior to his employment by the Company.  The complaint pleads several causes of action based principally upon an allegation that Mr. Williams, by participating in the acquisition of CIBO by Monterey Pasta Company, breached agreements between himself and Bongrain Cheese USA. The complaint seeks preliminary and permanent injunctive relief enjoining the defendants from using or disclosing confidential, proprietary or trade secret information of Bongrain Cheese USA, plus unspecified damages.  On March 19, 2004, the Plaintiff’s motion for a preliminary injunction was heard before the court in the State of Washington.  On March 24, 2004, the judge determined that

BC-USA, Inc. has not established that “there is no adequate remedy at law” and consequently, denied its motion for preliminary injunction.  Management believes that Plaintiffs’ allegations are without merit and intends to contest the case vigorously.

The Company will incur legal fees and other costs in defending this lawsuit. At this time, the Company cannot estimate the amount of fees or costs that will be incurred.  There are no other material legal proceedings pending to which the Company is a party or to which any of its property is subject.  The Company is a party to ordinary routine litigation incidental to the Company’s business.

Guarantees

The Company adopted FASB issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). FIN 45 requires a guarantor to recognize, at the inception of a qualified guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.

Pursuant to its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. To date, the Company has not incurred any costs as there have been no lawsuits or claims that would invoke these indemnification agreements. Accordingly, the Company has no liabilities recorded for these agreements as of March 28, 2004.

The Company enters into indemnification provisions under (i) its agreements with other companies in its ordinary course of business, typically with business partners, contractors and customers, its sublandlord and (ii) its agreements with investors. Under these provisions the Company has agreed to generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by the Company with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. To date, the Company has not incurred any costs as there have been no lawsuits or claims related to these indemnification agreements. Accordingly, the Company has no liabilities recorded for these agreements as of March 28, 2004.

8.     Stockholders’ Equity

During the first three months of 2004, 8,484 employee stock purchase plan shares were issued with proceeds to the Company of $25,000.  Additionally, 17,666 shares of common stock were issued during the same period as part of employee option exercises with proceeds to the Company of $33,000.

The Company accounts for employee stock options using the intrinsic value method, and has no current plans to change this accounting.  If the fair value method of accounting had been applied results would have been: (in thousands of dollars)

	Three months ended
	March 28, 2004	March 30, 2003
Pro forma impact of fair value method:
Reported net income (loss)	$(481)	$912
Add: expensed during the period	—	—
Less: fair value impact of employee stock compensation	(176)	(321)

Pro forma net income (loss)	$(657)	$591

Earnings (loss) per common share:
Basic—as reported	$(0.03)	$0.06
Diluted—as reported	$(0.03)	$0.06
Basic—pro forma	$(0.05)	$0.04
Diluted—pro forma	$(0.05)	$0.04

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion should be read in conjunction with the financial statements and related notes and other information included in this report.  The financial results reported herein do not indicate the financial results that may be achieved by the Company in any future period.

Other than the historical facts contained herein, this Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, particularly statements relating to our expectations relating to, among other things, The Company’s results of operations, future plans for expansion and expected capital expenditures.  The Company’s actual results regarding such matters may vary materially as a result of certain risks and uncertainties.  For a discussion of such risks and uncertainties, please see the Company’s Annual Report on Form 10-K for the year ended December 28, 2003.  In addition to the risks and uncertainties discussed in the Annual Report, the risks set forth herein, including the risks associated with any reduction of sales to two major customers currently comprising a majority of total revenues, the Company’s ability to expand distribution of food products to new and existing customers, attract and retain qualified management, and compete in the competitive wholesale food products industry, should be considered.

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

The Company is committed to diversifying its offerings with innovative new product line extensions, complementary new products, and other gourmet product lines.  The Company’s product development team and product development consultants focus on creating new products that innovatively blend complementary tastes, food textures and ingredients while strictly adhering to the Company’s emphasis on freshness, healthfulness and quality.  As new products are introduced, selected items will be discontinued to help ensure that the product line is focused on consumer demand, to maximize the Company’s return on its shelf space in grocery and club stores, and to respond to changing trends and consumer preferences.

The goal of the Company is to introduce new products on a timely and regular basis to maintain customer interest and to respond to changing consumer tastes.  There can be no assurance that the Company’s efforts to achieve such a goal will result in successful new products or product lines or that new products can be developed and introduced on a timely, profitable, consistent and regular basis.  If the Company’s new products are not successful, the Company’s grocery and club store sales may be adversely affected as customers seek new products which may impact the Company’s cost structure.

The Company sells its pasta and sauces through leading grocery store chains and club stores.  As of March 28, 2004, approximately 9,500 grocery and club stores offered the Company’s products.  The Company plans to continue expansion of its distribution to grocery and club stores in its current market area and to further its penetration in other geographic regions of the U.S. and other parts of the world.

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

•      Seek to establish a presence in the food service distribution channel.

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

Results of Operations

Net revenues from operations were $16,385,000 for the first quarter ended March 28, 2004, as compared to $16,077,000 for the first quarter ended March 30, 2003, a 2% increase.  The quarterly increase is due to the acquisition of CIBO.  Excluding CIBO’s sales, net sales declined 8%.  On February 2, 2004 the Company announced that Wal-Mart Supercenters discontinued their private label refrigerated pasta and sauce products which the Company was manufacturing.  Comparing current quarter sales excluding CIBO’s sales compared to the prior year’s quarterly sales excluding the Wal-Mart Supercenter Sales, net sales declined 2%. The Company’s retail business excluding CIBO and Wal-Mart Supercenters, which has been a focus for the Company, is up 5% when compared to the same period one year ago.

Sales to Costco Wholesale, or Costco was 2% ahead of prior year’s sales, however, excluding CIBO’s sales to Costco, sales declined 16%.   This decline was caused largely by a reduction of items carried storewide and some loss of items to competition.  Sales to Sam’s Club Stores increased by 14% compared to the first quarter 2003.  The increase reflects the Company’s efforts to partner with this customer to better meet the needs of mutual consumers.  Recently the Company was awarded the status of ‘Key Supplier” by Sam’s Club Stores, which is only awarded to a maximum of five suppliers in each category.

Gross profit was $4,482,000 or 27.4% of net revenues for the first quarter 2004, compared to $5,584,000 or 34.7% for the first quarter of 2003. This compares to a 30.7% gross profit for the year ended December 28, 2003.  The gross profit decline compared with first quarter 2003 and the year ended December 28, 2003 was a function of increased fixed costs in anticipation of increased sales which have not grown at the level expected, higher utility costs, increased packaging costs and higher raw material costs especially regarding dairy products, eggs and protein items.  The Company has not been able to pass along these higher costs to its customers.  As a consequence of these higher costs, on March 26, 2004, management reorganized its production and plant overhead workforce which reduced the number of employees at the Company by approximately 15%.  This was done in an effort to reduce processing costs and increase margins.  The impact of this change on the Company’s gross profit is difficult to quantify because of its sensitivity to volume through the plant

Selling, general and administrative expenses or SG&A for the first quarter ended March 28, 2004, were $5,180,000, an increase of 26% as compared to $4,124,000 for the same quarter last year.  SG&A as a percent of sales was 31.6% of net sales for the first quarter 2004 compared to 25.7% for the first quarter 2003.  For fiscal year ended December 28, 2003, SG&A expenses were 28.4% of sales.  The quarterly increases compared to 2003 are related to total legal fees expensed of $270,000 which are associated with lawsuits, higher selling and demonstrating costs of $350,000 associated with a higher sales growth expectation than has been achieved, additional expenses of $640,000 as a result of adding CIBO’s SG&A costs in the consolidated financial statements, and increased freight cost due to fuel surcharges and less efficient loads related to increased retail sales along with other miscellaneous expenses.

Depreciation and amortization expense, included in cost of sales and SG&A, was $614,000 or 3.7% of net revenues for the quarter ended March 28, 2004, compared to $537,000 or 3.3% of net revenues for the quarter ended March 30, 2003.

Net interest expense was $26,000 for the quarter ended March 28, 2004, compared to net interest income of $23,000 for the same quarter in 2003. The change in interest reflects the borrowings that came about from the acquisition of CIBO.

Income taxes for the first quarter of 2004 reflects a deferred tax credit of $231,000 or approximately 32.5% of pretax loss, as compared to a tax expense of $571,000 for the same period in 2003.  The deferred tax credit represents expected utilization of tax loss carryovers.  The 2004 and 2003 taxes were accrued for book purposes at approximately the full taxation rates less certain credits, which were mostly offset by deferred tax assets.

During 2002, the Company completed a comprehensive study of the nature of certain Net Operating Losses or NOLs arising in connection with its previously owned subsidiary UFO and the likelihood of their being utilized.   Management concluded that it was more likely than not that they would be utilized.  As a result, reserves against these specific deferred tax assets totaling $5,404,000 were released during 2002 and offset against income tax expense.  Because of this evaluation and resulting release of reserves, the Company expects that future income tax expense will be accrued at a more normalized combined Federal and State rate approaching statutory rates less certain tax credits and timing differences.  The future disallowance of any previous UFO NOL usage, if it occurs, would increase both income tax expense and amounts actually payable.

Liquidity and Capital Resources

 During the three month period ended March 28, 2004, $971,000 of cash was provided by the Company’s operations, compared to $532,000 cash provided in the first three months of 2003.  The increase in cash from operations reflects a decrease in net income of $1,393,000 offset by lower accounts receivable balances and higher accounts payable balances.  Capital expenditures were approximately $161,000 in the first three months of 2004 compared to $1,359,000 for the first quarter of 2003.  Capital spending in 2004 reflects the completion of projects started in 2003.  The Company will spend capital dollars when appropriate either to support sales initiatives or to reduce operating costs.

During the first three months of 2004, proceeds from the Employee Stock Purchase Plan share purchase of 8,484 shares were $25,000, and proceeds from employee option exercises were $33,000 or 17,666 equivalent shares. This compares to the first three months of 2003 in which $22,000 was generated from 6,474 shared issued under the Employee Stock Purchase Plan and no options were exercised.

The Company finances its operations and growth primarily with cash flows generated from operations. The Company has available a $10.0 million credit facility consisting of a $1.5 million accounts receivable and inventory revolver and an $8.5 million non-revolving term facility for major capital expenditures and acquisitions. The Company is currently using $2.0 of this credit facility and has remaining for its use $8.0 million.  This access to capital provides the Company with flexible working capital, which occasionally may be needed in the normal course of business, and most recently was used for an opportunity to grow our business through the acquisition of CIBO and could be used to develop our existing infrastructure through capital investment or additional acquisitions.

The Company believes that its existing credit facilities, together with cash flow from operations, are sufficient to meet its cash needs for normal operations including all capital expenditures for the next twelve months.

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

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	4 - 5 years	Over 5 years

Long-Term Debt	$2,961,000	$748,000	$2,213,000	$—	$—
Capital Lease Obligations	$34,595	$15,124	$19,471	$—	$—
Operating Leases	$2,195,664	$902,664	$1,293,000	$—	$—
Purchase Obligations	$2,997,000	$695,000	$2,302,000	$—	$—
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP	$—	$—	$—	$—	$—
Total	$8,188,259	$2,360,788	$5,827,471	$—	$—

In addition, the Company has a standby letter of credit in favor of an insurance company for $900,000 for Workers Compensation insurance which expires on December 31, 2004.

Critical Accounting Policies and Management Judgments

Accounts Receivable and Allowances

The Company recognizes sales and the related accounts receivable when all of the following criteria are met: 1) there is persuasive evidence that an arrangement exists, 2) shipment has occurred or services rendered, 3) the price is fixed and determinable, and 4) collectibility is reasonable assured.

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

Sales Incentives and Advertising Costs

The Company expenses advertising costs as incurred or when the related campaign commences.  Sales incentives paid or credited to club stores and grocery chains for shelf space allocations are offset against sales and are amortized between six and twelve months depending on the nature of the chain program or agreement.  Loss of a major account could create the need to expense the remaining prepaid asset relating to that account in a specific quarter, thereby potentially affecting the results of that quarter.  In addition, sales incentives could increase, thereby adversely affecting gross margins.

Goodwill and Other Intangible Assets

Intangible assets, other than goodwill, consist of tradenames and other intangibles and are recorded at cost, net of accumulated amortization.  These intangibles are amortized over their respective useful lives, if determinate, ranging from three to twelve years.  Goodwill and intangibles with indeterminate useful lives are assessed for impairment at least annually. The valuation of these intangibles is generally determined based upon valuations performed by third party specialists and management’s best estimates of fair value.  As a result, the ultimate value and recoverability of these assets is subject to the validity of the assumptions used.  The Company cannot predict the occurrence of events that might adversely affect the reported value of goodwill that totaled $8.4 million at March 28, 2004.  However, the current fair market value of acquired assets is in excess of carrying values and, accordingly, management believes that only significant changes in cash flow assumptions would result in impairment.

Deferred Tax Asset Valuation Allowance

The Company accounts for corporate income taxes in accordance with SFAS 109, “Accounting for Income Taxes”, which requires an asset and liability approach.  This approach results in the recognition of deferred tax assets or future tax benefits and liabilities for the expected future tax consequences of temporary timing differences between the book carrying amounts and the tax basis of assets and liabilities.  Future tax benefits are subject to a valuation allowance to the extent of the likelihood that the deferred tax assets may not be realized.

The Company has significant deferred tax assets, which include significant amounts of NOLs from the Company’s former restaurant operating subsidiary UFO. These NOLs were previously fully reserved based upon management’s best estimate of ultimate realizeability.  During 2002, based upon new evidence and management’s judgments these reserves were substantially reduced.  The amount of the reserve is significantly dependent on management’s assumptions regarding future taxable income and the availability of these NOLs to offset future taxable income. The effect on the Company’s net income is significant whenever the estimate of realizability changes, as it did in 2002. The Company expects to utilize most of the remaining NOLs in fiscal 2004 and 2005.

Workers Compensation Deductible Program

The Company entered into a deductible worker’s compensation program for 2003 and renewed in 2004 which is self funded up to $300,000 per claim.  As a result, management is required to make estimates of incurred but not yet reported claims or IBNR as there is frequently a lag time between the occurrence of the event or series of events that ultimately result in a claim under the program.  Therefore management accrues a liability for IBNR based primarily upon its claims experience under the program combined with management’s estimation of the impact of safety programs designed to minimize the occurrence of claims.  However, the occurrence of significant claims could result in unexpectedly large charges.  As of March 28, 2004 the Company has only 15 months worth of claims experience upon which to base their estimate of IBNR.  During that fifteen month period the Company’s claim experience has been extremely low, however, the Company is using industry publications to estimate its IBNR liability.

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

In 2003, the company introduced CARBSMART, a line of reduced carbohydrate fresh pastas, sauces and prepared entrees with about half the carbohydrates of regular pasta. Seven CARBSMART™ items are now shipping to supermarkets and club stores nation wide including three ravioli varieties – Spinach Ricotta, Four Cheese & Chive, and Seafood – as well as Spinach & Cheese Tortelloni, Classic Egg Linguine, and Classic Egg Fettuccine.  CARBSMART™ Four Cheese Sauce, with genuine Gorgonzola, Asiago, Swiss and Fontina cheeses, is the low-carbohydrate companion to the pasta line. The Company is responding to the Low-Carbohydrate Diet trend by delivering the flavor and convenience of traditional fresh pasta.

In addition, the Company is currently introducing additional quick preparation entrees under both the CARBSMART™ and the Monterey Pasta brands.  These items include Seafood Lasagna, Cheese Manicotti, Chicken Cannelloni, and additional varieties of lasagna.

During the first quarter of 2003, the Company has benefited from the relaunch of its retail gourmet refrigerated pasta and sauce lines along with the low carbohydrate pasta and sauces.  These new items have helped revitalize the refrigerated pasta and sauce category and were the key drivers for new distribution gained in the first quarter.  The number of stores selling Monterey Pasta’s products has increased from 9,000 in December 2003 to 9,500 stores at the end of March even though 1,100 Wal-Mart Supercenters discontinued purchasing their private labeled pasta and sauce from the Company.

Major Customers

Two of the Company’s customers, Costco and Sam’s Club Stores, accounted for 37% and 25%, respectively, of the Company’s sales for the three months ended March 28, 2004.  No other customer accounted for greater than 10% of net revenues for the period.

Deferred Tax Assets

During 2002, the Company completed its evaluation of the likelihood of realizing certain deferred tax assets arising from NOLs originated in connection with its former restaurant operating subsidiary UFO.  As a result, reserves against these deferred tax assets totaling $5,404,000 were released and offset against income tax expense.  This credit, together with permanent differences and other current tax effects, resulted in a net income tax benefit of $3,128,000.  Of these amounts, $4,674,000 in reserves released along with permanent differences and other current tax effects, resulted in a net income tax benefit of $3,549,000 during 2002. Utilization of these remaining NOLS and other deferred tax assets is expected to offset substantially all of the federal income taxes otherwise payable for 2004.  As of March 28, 2004, remaining net deferred tax assets available to offset future income tax liabilities are $4,145,000 short term and $620,000 long term.

Business Risks

Certain characteristics and dynamics of the Company’s business and of financial markets generally create risks to the Company’s long-term success and to predictable quarterly results.  These risks include:

•      No Assurance of Profitability.  The Company has recorded seven years of profitable results.  However, as of March 28, 2004 the Company had an accumulated deficit of $5,038,000.  The Company has lost money during each of its last three quarters.  There can be no assurance that the Company will generate profits in the short or long term.

•      Liquidity:  Need for Additional Capital.   Management believes that its current cash balances, operations, and existing bank lines of credit will provide adequate liquidity to meet the Company’s planned capital and operating requirements for normal operations and capital expenditures through the next twelve months. The use of the UFO NOLs through 2003 is approximately $14 million. The Company is currently in compliance with all of its debt covenants from its most recent borrowings. However, if the Company’s operations do not provide cash sufficient to fund its operations, and the Company seeks additional outside financing, there can be no assurance that the Company will be able to obtain such financing when needed, on acceptable terms, or at all.  If such would be the case, the current loan may be called.  In addition, any future equity financing or convertible debt financing could cause the Company’s stockholders to incur dilution in net tangible book value per share of Common Stock.

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

•      Impact of Inflation.  Dairy and egg ingredients had a material inflationary impact on the Company’s operations during the first quarter of 2004.  Freight rate increases related to fuel surcharges and energy costs also impacted the first quarter of 2004.  Substantial increases in labor, employee benefits, freight, ingredients and packaging, rents and other operating expenses, as well as increases in dairy ingredients could adversely affect the operations of the Company’s business in future periods.  The Company cannot predict whether such increases will continue to occur in the future or whether the Company will be able to pass along these costs to its customers.

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

•      Dependence on Major Customers.  During the first quarter of 2004, two of the Company’s customers, Costco and Sam’s Club Stores, accounted for 37% and 25%, respectively, of the Company’s total revenues.  The Company currently sells its products to eight separate Costco regions which currently make purchasing decisions independently of one another.  These regions re-evaluate, on a regular basis, the products carried in their stores. There can be no assurance that these Costco regions will continue to offer Monterey Pasta products in the future or continue to allocate Monterey Pasta the same amount of shelf space.  There can be no assurance that Sam’s Club will continue to carry Monterey Pasta’s products.  A significant reduction in sales to Costco has had a material impact on the Company. Continued decline in sales to this customer or the loss of either of these customers would have a material adverse effect on the Company.  Additionally, liberalized pricing or allowance terms would create downward pressure on gross margins.

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

•      California Energy Supply and Pricing. During 2001, California experienced an energy crisis that increased the Company’s energy expenses and could have disrupted the Company’s operations.  In the event of an acute power shortage, when power reserves for California fall below 1.5%, electricity providers have on some occasions implemented, and may in the future implement, rolling blackouts.  If blackouts interrupt the power supply to the Company’s production facilities, such facilities would temporarily be unable to continue production.  Any such interruption could result in a loss of revenue as a result of reduced production and spoilage of food products.  In addition, related to the energy crisis, many of the electricity and natural gas suppliers raised their rates substantially. Because the Company has most of its operations in California, its operating costs are affected by an increase in electricity and natural gas prices. As a result, the Company’s operating results could be affected in some measure in the future by fluctuations in the price or supply of energy.  Electricity prices are similar to the same period a year ago.  Natural gas prices have progressively increased during 2003 and prices on average for the year are 55% higher than the average for the prior year. Management cannot predict the level of future energy prices or supply with certainty.

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

•      Marketing and Sales Risks.  The future success of the Company’s efforts will depend on a number of factors, including whether grocery and club store chains will continue to expand the number of their individual stores offering the Company’s products and whether allowances and other incentives will expand retail distribution.  Expansion into new markets increases the risk of significant product returns resulting from the Company’s supply of slower selling items to its customers.  In addition, grocery and club store chains continually re-evaluate the products carried in their stores and no assurances can be given that the chains currently offering the Company’s products will continue to do so in the future, either in the same measure or at all.  Should these channels choose to reduce or eliminate products, the Company could experience a significant reduction in its product sales.  The Company remains dependent on the use of slotting allowances and other incentives to expand retail distribution.  In addition, the Company is spending resources to develop new products to meet consumer demands.  The Company’s future is designed around introducing new and profitable products.

•      Dairy Ingredients Prices.  During the first three months of 2004 average price of certain dairy ingredients increased over 100% compared with the average of the prior twelve months, as measured by butterfat prices published by the State of California Department of Food and Agriculture.  Because the Company utilizes various dairy ingredients in many of its products, its operating costs will be and have been affected by an increase in the price of these ingredients. The Company’s operating results were affected in the first quarter of 2004 because of these price increases.  Management cannot predict with certainty the duration or magnitude of the current price cycle.

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

•      Deductible Worker’s Compensation Program.  The Company entered into a deductible worker’s compensation program for fiscal year 2003 and will continue the program into 2004.  This program, which features a fixed annual payment, a deductible of $300,000 per occurrence, and a $900,000 letter of credit in favor of the insurance company, creates a maximum exposure of approximately $2.1 million for claims reported in 2004.  A competitive “guaranteed cost” program would have cost the Company approximately $1.9 million.  Management believes that its current safety program and its safety record will provide the foundation to enable the Company to realize the premium savings deductible programs are designed to achieve.  The Company’s maximum additional exposure in the event of adverse experience is approximately $600,000.  The maximum potential reduction of expense from the proposed guaranteed cost program is as much as $1.1 million.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Market Risk Disclosure

The Company does not hold market risk-sensitive trading instruments, nor does it use financial instruments for trading purposes.  Except as discussed below, sales, operating items and balance sheet data are denominated in U.S. dollars; therefore, the Company has little to no foreign currency exchange rate risk.

In the ordinary course of its business the Company enters into commitments to purchase raw materials over a period of time, generally six months to one year, at contracted prices.  At March 28, 2004 these future commitments were not at prices in excess of current market, or in quantities in excess of normal requirements.  The Company does not utilize derivative contracts either to hedge existing risks or for speculative purposes.

Interest Rate Risk

The interest payable on the Company’s bank line of credit is based on variable interest rates and therefore affected by changes in market interest rates.  Currently, the CIBO note of $1,000,000 is a fixed rate at 6%.  The $2,000,000 in loans from Comerica Bank are variable interest rate loans and the Company is currently paying 3.07%.  Interest rate increases could have a material impact on the profitability of the Company

Foreign Currency Risk

During 2003, the Company sold $60,000 of product in currency other than US dollars.  These sales have terms of net 30 days from shipment.  The Company believes that its currency exposure is not material and has chosen not to hedge these sales.

Item 4.    Controls and Procedures

Under the supervision of and with the participation of our management, including the chief executive officer and chief financial officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended.  Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 28, 2004. There have been no significant changes during the quarter ended March 28, 2004 in the Company’s internal controls that have materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

PART II.  OTHER INFORMATION

Item 1.       Legal Proceedings

On February 18, 2004, a complaint was filed by BC-USA, Inc. a/k/a Bongrain Cheese USA against the Company, James M. Williams, its Chief Executive Officer, and CIBO Naturals, LLC in the King County Superior Court, State of Washington.  Mr. Williams was Chief Executive Officer of Bongrain Cheese USA prior to his employment by the Company.  The complaint pleads several causes of action based principally upon an allegation that Mr. Williams, by participating in the acquisition of CIBO by Monterey Pasta Company, breached agreements between himself and Bongrain Cheese USA. The complaint seeks preliminary and permanent injunctive relief enjoining the defendants from using or disclosing confidential, proprietary or trade secret information of Bongrain Cheese USA, plus unspecified damages.  On March 19, 2004, the Plaintiff’s motion for a preliminary injunction was heard before the court in the State of Washington.  On March 24, 2004, the judge determined that BC-USA, Inc. has not established that “there is no adequate remedy at law” and consequently, denied its motion for preliminary injunction.  Management believes that Plaintiffs’ allegations are without merit and intends to contest the case vigorously.

The Company will incur legal fees and other costs in defending this lawsuit. At this time, the Company cannot estimate the amount of fees or costs that will be incurred.  There are no other material legal proceedings pending to which the Company is a party or to which any of its property is subject.  The Company is a party to ordinary routine litigation incidental to the Company’s business.

Item 2.       Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None

Item 3.       Defaults upon Senior Securities

None

Item 4.       Submission of Matters to a Vote of Security Holders

None

Item 5.       Other Information

None

Item 6.       Exhibits and Reports on Form 8-K

(a)   Reports on Form 8-K

Date of Report	Items	Description

February5	2, 7	Acquisition of Assets
February 10	2, 12	Report of earnings for fourth quarter of 2003

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

Date: May 6, 2004

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
10.37

Asset Purchase Agreement dated as of December 8, 2000, by and among the Company and the shareholders of Elena’s Food Specialties, Inc. (incorporated by reference to Exhibit 10.37 filed with the Company’s 2000 Form 10-K)

10.38

Limited License for use of Nate’s brand dated as of December 8, 2000, by and among the Company and the shareholders of Elena’s Food Specialties, Inc. (incorporated by reference to Exhibit 10.38 filed with the Company’s 2000 Form 10-K on February 7, 2000)

10.39

Fifth Amendment to Credit Agreement between the Company and Imperial Bank dated August 2, 1999 (incorporated by reference to Exhibit 10.39 in the Company’s April 1, 2001 Quarterly Report on Form 10-Q filed on May 7, 2001)

10.40

Lease Extension and Modification Agreement between the Company and Marco Warehouse d.b.a. Salinas Valley Public Warehouse dated September 1, 2001 (incorporated by reference to Exhibit 10.40 in the Company’s September 30, 2001 Quarterly Report on Form 10-Q filed on November 7, 2001)

10.41

Royalty Agreement dated January 18, 2002 between Company and Toscana Foods, LLC for ravioli with unique rough chopped filling (incorporated by reference to Exhibit 10.41 in the Company’s June 30, 2002 Quarterly Report on Form 10-Q filed on August 9, 2002)

10.42

Asset Purchase Agreement dated August 23, 2002 by and among the Company and the shareholders of Emerald Valley Kitchen, Inc. (incorporated by reference from Exhibit 10.42 filed with the Company’s 8-K on August 30, 2002)

10.43

Commercial lease dated August 23, 2002 between the Company and Mel Bankoff for plant, warehouse and office space in Eugene, Oregon (incorporated by reference from Exhibit 10.43 filed with the Company’s 8-K on August 30, 2002)

10.44

Commercial lease dated January 3, 2003 between the Company and Conrad Family Trust for office space in Salinas, Monterey County, California (incorporated by reference from Exhibit 10.44 filed with the Company’s 2002 Form 10-K filed on February 14, 2003)

10.45

Second Lease modification to Commercial lease dated January 1, 2000 between the Company and PTF for Operating Engineers, LLC for storage space in Monterey County, California (incorporated by reference from Exhibit 10.45 filed with the Company’s June 29, 2003 Quarterly Report of Form 10-Q filed on August 7, 2003)

10.46

Agreement for Purchase and Sales of Limited Liability Company Units dated January 28, 2003 by and among the Company and the Unitholders of CIBO Naturals, LLC. (incorporated by reference from Exhibit 2.6 filed with the Company’s 8-K on February 5, 2004 and amended on April 10, 2004)

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