Form 10-Q
period 2004-06-27
MONTEREY PASTA CO
filed 2004-08-06
CIK 913032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 27, 2004.

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

At August 5,  2004, 14,382,832 shares of common stock, $.001 par value, of the registrant were outstanding.

MONTEREY PASTA COMPANY

FORM 10-Q

Table of Contents

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Consolidated Balance Sheets as of June 27, 2004 (unaudited) and December 28, 2003

Condensed Consolidated Statements of Operations (unaudited) for the Second Quarter Ended June 27, 2004 and June 29, 2003 and for the Six Months Ended June 27, 2004 and June 29, 2003

Condensed Consolidated Statements of Cash Flows (unaudited) for the Six Months Ended June 27, 2004 and June 29, 2003

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

302 Certification of Chief Executive Officer – Exhibit 31.1

302 Certification of Chief Financial Officer – Exhibit 31.2

906 Certification of Chief Executive Officer – Exhibit 32.1

906 Certification of Chief Financial Officer – Exhibit 32.2

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

MONTEREY PASTA COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands of dollars)

	June 27, 2004	December 28, 2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$688	$5,285
Accounts receivable, net	6,220	6,313
Inventories	4,866	4,323
Deferred tax assets-short term	4,506	3,485
Prepaid expenses and other	955	1,465

Total current assets	17,235	20,871

Property and equipment, net	15,254	15,445
Deferred tax assets-long term	658	1,036
Goodwill	8,664	4,748
Intangible assets, net	6,367	1,996
Deposits and other	184	107

Total assets	$48,362	$44,203

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,378	$2,850
Accrued and other current liabilities	2,080	1,316
Current portion of long-term debt	748	2

Total current liabilities	6,206	4,168

Long-term debt	2,015	1

Minority Interest	581	—

Stockholders’ equity:
Common stock	14	14
Additional paid-in capital	45,127	44,578
Accumulated deficit	(5,581)	(4,558)
Total stockholders’ equity	39,560	40,034

Total liabilities and stockholders’ equity	$48,362	$44,203

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONTEREY PASTA COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands of dollars except per share data)

(unaudited)

	Second Quarter Ended		Six Months Ended
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003

Net revenues	$14,988	$15,311	$31,373	$31,388

Cost of sales	11,515	10,360	23,418	20,853

Gross profit	3,473	4,951	7,955	10,535

Selling, general and administrative	4,373	4,382	9,553	8,507
Operating income (loss)	(900)	569	(1,598)	2,028

Other income (expense), net	23	—	35	—
Interest income (expense), net	(41)	22	(67)	45

Income (loss) before provision for income taxes	(918)	591	(1,630)	2,073

Income tax benefit (provision)	375	(100)	606	(670)

Net income (loss)	$(543)	$491	$(1,024)	$1,403

Net income (loss) per common share:
Basic income (loss) per common share	$(0.04)	$0.03	$(0.07)	$0.10
Diluted income (loss) per common share	$(0.04)	$0.03	$(0.07)	$0.10

Basic shares outstanding	14,374,071	14,202,865	14,296,453	14,201,727
Diluted shares outstanding	14,499,614	14,369,809	14,447,973	14,390,962

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONTEREY PASTA COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of dollars)

(unaudited)

	Six Months Ended
	June 27, 2004	June 29, 2003
Cash flows from operating activities:
Net income (loss)	$(1,024)	$1,403
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income taxes	(643)	596
Depreciation and amortization	1,270	1,058
Provisions for allowances for bad debts, returns, adjustments and spoils	558	(251)
Changes in assets and liabilities:
Accounts receivable	156	(1,374)
Inventories	(258)	(934)
Prepaid expenses and other	540	(391)
Accounts payable	35	1,576
Accrued and other current liabilities	374	(145)
Net cash provided by operating activities	1,008	1,538

Cash flows from investing activities:
Purchase of property and equipment	(271)	(2,170)
Purchase of trademark, recipes, and rights	—	(3)
Acquisition of business net of cash and minority interest	(7,630)	—
Net cash used in investing activities	(7,901)	(2,173)

Cash flows from financing activities:
Proceeds from bank borrowing	2,000	—
Repayment of bank borrowing	(250)	—
Repayment of capital lease obligations	(4)	(10)
Proceeds from issuance of common stock	550	22
Net cash provided by financing activities	2,296	12

Net decrease in cash and cash equivalents	(4,597)	(623)

Cash and cash equivalents, beginning of period	5,285	6,838
Cash and cash equivalents, end of period	$688	$6,215

	June 27, 2004	June 29, 2003
Cash payments:
Interest	$62	$1
Income Taxes	61	124

The accompanying notes are an integral part of these consolidated financial statements.

MONTEREY PASTA COMPANY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     Basis of Presentation

The condensed consolidated financial statements have been prepared by Monterey Pasta Company (the “Company”) and are unaudited.  The financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not necessarily include all information and footnotes required by generally accepted accounting principles, and should be read in conjunction with the Company’s 2003 Annual Report on Form 10-K.   In the opinion of the Company, all adjustments necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows as of June 27, 2004 and for the six months then ended, have been recorded.  A description of the Company’s accounting policies and other financial information is included in the audited consolidated financial statements as filed with the Securities and Exchange Commission in the Company’s Form 10-K for the year ended December 28, 2003.  The consolidated results of operations for the interim quarterly periods are not necessarily indicative of the results expected for the full year.

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

Cash acquired at time of acquisition	$3 0,804
Inventory valuation adjustment to market	1 0,960
Tangible assets acquired	1,516,982
Intangible assets	7,996,274
Total assets acquired	9,555,020
Less liabilities assumed	5,805,020
Net assets acquired	3,750,000
Less minority interest of 20%	750,000
Cash paid directly to owners of CIBO	$3,000,000

On May 12, 2004, Monterey Pasta Company purchased an additional 4.5% ownership in CIBO from OBIC, Inc. for $316,500 plus expenses associated with the purchase. This purchase increased the Company’s investment in CIBO to 84.5%.

The following unaudited pro forma financial information presents a summary of the Company’s consolidated results of operations for the second quarter ended June 27, 2004 and June 29, 2003, and for the six month period ended June 27, 2004 and June 29, 2003, assuming the CIBO acquisition had taken place as of January 1, 2004 and January 1, 2003 respectively (in thousands except per share data).

	Second Quarter Ended		Six Months Ended
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003

Net revenues	$14,988	$17,380	$32,077	$36,034

Net income (loss)	$(543)	$501	$(1,033)	$1,395

Net income (loss) per common share:
Basic income (loss) per common share	$(0.04)	$0.04	$(0.07)	$0.10

Diluted income (loss) per common share	$(0.04)	$0.03	$(0.07)	$0.10

Basic shares outstanding	14,374,071	14,202,865	14,296,453	14,201,727
Diluted shares outstanding	14,499,614	14,369,809	14,447,973	14,390,962

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

3.     Inventories

Inventories consisted of the following (in thousands):

	June 27, 2004	December 28, 2003

Production – Ingredients	$2,361	$1,912
Production – Finished goods	1,191	1,205
Paper goods and packaging materials	1,312	1,213
Operating supplies	38	44
	4,902	4,374
Reserve for spoils and obsolescence	(36)	(51)

Net inventories	$4,866	$4,323

4.     Property and Equipment

Property, plant and equipment consisted of the following (in thousands):

	June 27, 2004	December 28, 2003

Machinery and equipment	$19,351	$18,605
Leasehold improvements	5,119	5,025
Computer equipment	965	846
Vehicles	383	364
	25,818	24,840
Less accumulated depreciation and amortization	(10,869)	(9,828)
	14,949	15,012
Construction in progress	305	433
Net property and equipment	$15,254	$15,445

The majority of construction in progress is related to projects started in the previous year and is related to plant expansion program and process improvement projects.  Other construction in progress spending is associated with typical annual projects involving replacement, regulatory, food safety and efficiency projects.

5.     Credit Facility

On August 1, 2001 Comerica Bank provided a new multi-year credit facility to the Company.  The existing accounts receivable and inventory revolver was amended to expire October 31, 2004 with a commitment of $1.5 million and interest at either prime rate or LIBOR plus 200 basis points.  In addition, the Company’s lender approved an $8.5 million non-revolving term facility in the event of a need for major capital expenditures and acquisitions, which expires October 31, 2009.  The term loan facility is subject to annual review if unused.  If used, it converts to an 84-month term loan.  Pricing is at either prime rate or LIBOR plus 225 basis points.  The total credit facility is $10.0 million.  Following the CIBO acquisition, the Company has $8.0 million remaining on its credit facility. The Company is obligated to repay principal at a rate of $62,500 per month plus interest.

The terms of the Credit Facility prohibit the payment of cash dividends (except with written approval) on the Company’s capital stock and restricts payments for, among other things, repurchasing shares of its capital stock.  Other terms of the Credit Facility limit the Company with respect to, among other things, (i) incurring additional indebtedness,  (ii) adversely changing the capital structure, and (iii) acquiring assets other than in the normal course of business including specific limits on annual capital expenditures (currently $4.25 million).  As of June 27, 2004, there were no violations of any loan covenants.

Effective January 1, 2003, the Company initiated a $500,000 Letter of Credit in favor of Sentry Insurance as required collateral for a deductible worker’s compensation program.   On January 1, 2004, the Letter of Credit was increased to $900,000 in favor of the same insurance company.  The new letter of credit expires December 31, 2004.

6.     Income Taxes

 Deferred tax assets, principally related to the expected benefit from utilization of net operating loss carryforwards (“NOLs”), offset most of the estimated book tax expense, with actual cash tax payments of $62,000 made during the first six months of 2004.  Deferred tax assets remaining on the Balance Sheet at the end of the second quarter to offset future income tax liabilities, are $4,506,000 short term and $658,000 long term.  The Company has recorded a loss for the six months ended June 27, 2004.  In anticipation of future profits, the Company has recognized deferred tax benefits which relate to the current period losses to be used against future taxable income.

7.     Litigation

Commitments and Contingencies

On February 18, 2004, a complaint was filed by BC-USA, Inc. dba Bongrain Cheese USA against the Company, James M. Williams, its Chief Executive Officer, and CIBO Naturals, LLC in the King County Superior Court, State of Washington.  Mr. Williams was Chief Executive Officer of Bongrain Cheese USA prior to his employment by the Company.  The complaint pled several causes of action based principally upon an allegation that Mr. Williams, by participating in the acquisition of CIBO by Monterey Pasta Company, breached agreements between himself and Bongrain Cheese USA. The complaint asked for preliminary and permanent injunctive relief enjoining the defendants from using or disclosing confidential, proprietary or trade secret information of Bongrain Cheese USA, plus unspecified damages.  In July 2004, the Company entered into a confidential settlement to avoid future litigation and legal costs.  For the six months ended June 27, 2004 the Company expensed $248,000 of costs associated with this litigation.

There are no other material legal proceedings pending to which the Company is a party or to which any of its property is subject.  The Company is a party to ordinary routine litigation incidental to the Company’s business.

Guarantees

The Company adopted Financial Accounting Standards Board or FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). FIN 45 requires a guarantor to recognize, at the inception of a qualified guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.

Pursuant to its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. Currently, the Company has no liabilities recorded for these agreements as of June 27, 2004.

The Company enters into indemnification provisions under (i) its agreements with other companies in its ordinary course of business, typically with business partners, contractors and customers, its sublandlord and (ii) its agreements with investors. Under these provisions the Company has agreed to generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by the Company with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. To date, the Company has not incurred any costs as there have been no lawsuits or claims related to these indemnification agreements. Accordingly, the Company has no liabilities recorded for these agreements as of June 27, 2004.

8.     Stockholders’ Equity

During the first six months of 2004, 8,484 employee stock purchase plan shares were issued with proceeds to the Company of $25,000.  Additionally, 160,666 shares of common stock were issued during the same period as part of employee option exercises with proceeds to the Company of $423,000.

The Company accounts for employee stock options using the intrinsic value method, and has no current plans to change this accounting.  If the fair value method of accounting had been applied results would have been the following (in thousands except per share data):

	Three months ended		Six months ended
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003
Pro forma impact of fair value method:
Reported net income (loss)	$(543)	$491	$(1,024)	$1,403
Less: fair value impact of employee stock compensation	(142)	(316)	(318)	(637)

Pro forma net income (loss)	$(685)	$175	$(1,342)	$766

Earnings (loss) per common share:
Basic—as reported	$(0.04)	$0.03	$(0.07)	$0.10
Diluted—as reported	$(0.04)	$0.03	$(0.07)	$0.10
Basic—pro forma	$(0.05)	$0.01	$(0.09)	$0.05
Diluted—pro forma	$(0.05)	$0.01	$(0.09)	$0.05

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

The Company is committed to diversifying its offerings with innovative new products  and new gourmet product lines.  Some of the new products or product lines that were not being sold one year ago are the CIBO Naturals products, Low-Carbohydrate Grilled Wrap Sandwiches, including Garlic Chicken Wrap and Chicken with Roasted Peppers Wrap, Fully Cooked Prepared items, including Chicken Pesto Lasagna, Enchilada Bake and Chicken Cannelloni, and our full line of CarbSmart Low-Carbohydrate pastas and sauces.  The Company’s product development team and product development consultants focus on creating new products that innovatively blend complementary tastes, food textures and ingredients while strictly adhering to the Company’s emphasis on freshness, healthfulness and quality.  As new products are introduced, selected items will be discontinued to help ensure that the product line is focused on consumer demand, to maximize the Company’s return on its shelf space in grocery and club stores, and to respond to changing trends and consumer preferences.

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

The Company sells its refrigerated gourmet food products through leading grocery store chains and club stores.  As of June 27, 2004, approximately 9,500 grocery and club stores offered the Company’s products.  The Company plans to continue expansion of its distribution to grocery and club stores in its current market area and to further its penetration in other geographic regions of the U.S. and other parts of the Americas.

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

•                  Introduce new products on a timely basis to maintain customer interest and to respond to changing consumer tastes.  In order to maximize its margins, the Company will focus its efforts on those new products that can be manufactured and distributed out of its Salinas, California, Eugene, Oregon or Seattle Washington facilities.  The Company also may supplement or complement its existing product lines through out-sourced relationships.

•                  Reduce operating costs as a percentage of sales through continual evaluation of administrative and production staffing and procedures.  The Company will consider additional capital improvements at its manufacturing facilities in order to increase production efficiencies and capacities, and to reduce the Company’s cost of goods on a per unit basis.

•                  Create brand presence by communicating to the consumer that Monterey Pasta provides a healthful and nutritious line of products, and promote repeat business by reinforcing positive experiences with the Company’s products.

•                  Seek to establish a presence in the food service distribution channel.

•                  Consider the acquisition of other compatible companies or product lines to expand retail distribution, to expand the range of product offerings, or to accomplish other synergies where the acquisition will create long-term stockholder value, while being accretive to earnings in the first year.

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

Results of Operations

Net revenues from operations were $14,988,000 for the second quarter ended June 27, 2004, as compared to $15,311,000 for the second quarter ended June 29, 2003, a 2% decrease.  The quarterly decrease is partly due to the Company’s announcement made on February 2, 2004 that Wal-Mart Supercenters discontinued their private label refrigerated pasta and sauce products which the Company was manufacturing.  Comparing current quarter sales (excluding CIBO’s sales) with the prior year’s quarterly sales and excluding the Wal-Mart Supercenter Sales, net sales declined 16%. The reduction in sales is a combination of reduced items being sold to Costco Wholesale and consumer trends of eating less carbohydrates. Sales to Costco Wholesale (including sales from CIBO) decreased 9% for the quarter. Sales to Sam’s Club Stores, our second largest customer increased by 5% compared to the second quarter 2003.  The increase in sales to Sam’s Club reflects the Company’s efforts to partner with this customer to better meet the needs of consumers.

For the six months ended June 27, 2004, net revenues from operations were $31,373,000 as compared to $31,388,000 for the six months ended June 29, 2003.  Sales to Wal-Mart Supercenters for the six months ended June 29, 2003 represented 7% of total revenues.  Comparing current year-to-date revenues (excluding CIBO’s sales) with the prior year’s year-to-date sales (excluding the Wal-Mart Supercenter Sales) net sales declined 8%. The reduction in sales is partly due to Costco Wholesale reducing the number of items carried storewide and some loss of items to competition.  In addition, the reduction reflects consumers’ trend of eating less carbohydrates.  Sales to Costco Wholesale including sales from CIBO decreased 3% for the first half of the year.  Sales to Sam’s Club Stores, our second largest customer, increased by 9% compared to the same period in 2003.

Gross profit was $3,473,000 or 23.2% of net revenues for the second quarter ended June 27, 2004, compared to $4,951,000, or 32.3%, for the second quarter of 2003. This compares to a 30.7% gross profit for the year ended December 28, 2003.  The gross profit decline compared with second quarter 2003 and the year ended December 28, 2003 was a function of increased fixed costs in anticipation of increased sales which have not grown at the level expected, higher workers compensation costs which reduced gross margin by 2.5%, higher raw material costs which reduced gross margin by 3.3%, and a voluntary withdrawal of certain products from the market place, which reduced gross margin by 1.7%.  For the six months ended June 27, 2004, gross profit was $7,955,000 or 25.4% of net revenues compared to $10,535,000, or 33.6%, for the six months ended June 29, 2003.  As a consequence of these higher costs, on March 26, 2004, management reorganized its production and plant overhead workforce which reduced the number of employees at the Company by approximately 15%.  This was done in an effort to reduce processing costs and increase margins.  The impact of this change on the Company’s gross profit is difficult to quantify because of its sensitivity to volume through the plant.

Selling, general and administrative expenses, or SG&A, for the second quarter ended June 27, 2004, were $4,373,000, as compared to $4,382,000 for the same quarter last year.  SG&A as a percent of revenues were 29.2% of net sales for the second quarter 2004 compared to 28.6% for the second quarter 2003.  SG&A for the six months ended June 27, 2004, were $9,553,000, as compared to

$8,507,000 for the same period last year.  SG&A as a percent of sales were 30.4% of net sales for the six months ended June 27, 2004 compared to 27.1% for the second period in 2003.  For fiscal year ended December 28, 2003, SG&A expenses were 28.4% of sales.  The increases compared to 2003 are related to total legal fees associated with lawsuits,  higher selling and demonstrating costs associated with efforts to increase sales, additional  expenses as a result of adding CIBO’s SG&A costs in the consolidated financial statements without a corresponding increase in total revenues, and increased freight cost due to fuel surcharges and less efficient loads related to increased retail sales along with other miscellaneous expenses.

Depreciation and amortization expense, included in cost of sales and SG&A, was $656,000, or 4.4%, of net revenues for the quarter ended June 27, 2004, compared to $521,000, or 3.4%, of net revenues for the quarter ended June 27, 2003. For the six months ended June 27, 2004, depreciation and amortization expense was $1,270,000, or 3.7%, of net revenues compared to $1,058,000, or 3.4%, of net revenues for the same period one year ago.  Depreciation and amortization expense increased due to the amortization of certain intangible assets related to the CIBO acquisition and completed capital spending projects in 2003.

Net interest expense was $41,000 for the quarter ended June 27, 2004, compared to net interest income of $22,000 for the same quarter in 2003. For the six months ended June 27, 2004, net interest expense was $67,000 compared to net interest income of $45,000 for the same period in 2003.  The change in interest reflects the borrowings made by the company in connection with the acquisition of CIBO.

Income taxes for the second quarter of 2004 reflect a deferred tax credit of $375,000 or approximately 40.8% of pretax loss, as compared to a tax expense of $100,000 for the same period in 2003.  Income taxes for the six months ended June 27, 2004 reflect a deferred tax credit of $606,000 or approximately 37.2% of pretax loss, as compared to a tax expense of $670,000 for the same period in 2003.  For the six months ended June 27, 2004, the company has recognized deferred tax benefits which relate to the current period losses to be used against future taxable income.  If the Company does not return to profitability, then the deferred tax benefit may have reduced value.

During 2002, the Company completed a comprehensive study of the nature of certain Net Operating Losses, or NOLs, arising in connection with its previously owned subsidiary Upscale Food Outlets or UFO and the likelihood of their being utilized.   Management concluded that it was more likely than not that they would be utilized.  As a result, reserves against these specific deferred tax assets totaling $5,404,000 were released during 2002 and offset against income tax expense.  Because of this evaluation and resulting release of reserves, the Company expects that future income tax expense will be accrued at a more normalized combined Federal and State rate approaching statutory rates less certain tax credits and timing differences.  The future disallowance of any previous UFO NOL usage, if it occurs, would increase both income tax expense and amounts actually payable.

Liquidity and Capital Resources

During the six month period ended June 27, 2004, $1,008,000 cash was provided by the Company’s operations, compared to $1,538,000 cash provided in the first six months of 2003.  The $530,000 decrease in cash from operations reflects a decrease in net income of $2,427,000 offset by lower accounts receivable balances and lower inventory balances. Inventory balances are lower due to management’s decision to lower the number of items to be sold which has increased processing efficiencies. Higher raw material costs are inflating inventory values when compared to historical inventory values.  Capital expenditures were approximately $271,000 in the first six months of 2004 compared to $2,170,000 for the same period of 2003.  The Company is limiting the amount of capital being spent in 2004; however, management will spend capital dollars when appropriate either to support sales initiatives or to reduce operating costs.

During the first six months of 2004, proceeds from the purchase of 8,484 shares under the Employee Stock Purchase Plan were $25,000, and proceeds from employee option exercises were $423,000, or 160,666 equivalent shares. By comparison during the first six months of 2003, $22,000 was generated from the sale of 6,474 shares issued under the Employee Stock Purchase Plan, and no employee options were exercised.

The Company finances its operations and growth primarily with cash flows generated from operations. The Company has available a $10.0 million credit facility consisting of a $1.5 million accounts receivable and inventory revolver and an $8.5 million non-revolving term facility for major capital expenditures and acquisitions. The Company is currently using approximately $2.0 million of the non-revolving term facility and has a total of $8.0 million remaining in the combined facilities for its use.  This access to capital provides the Company with flexible working capital, which occasionally may be needed in the normal course of business, and most recently was used to grow our business through the acquisition of CIBO and could be used to develop our existing infrastructure through capital investment or additional acquisitions.

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

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	4 - 5 years	Over 5 years

Long-Term Debt	$2,750,000	$750,000	$2,000,000	$—	$—
Capital Lease Obligations	$20,000	$5,000	$15,000	$—	$—
Operating Leases	$2,199,000	$906,000	$1,293,000	$—	$—
Purchase Obligations	$1,512,000	$378,000	$1,134,000	$—	$—
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP	$—	$—	$—	$—	$—
Total	$6,481,000	$2,039,000	$4,442,000	$—	$—

In addition, the Company has a standby letter of credit in favor of an insurance company for $900,000 for Workers’ Compensation insurance which expires on December 31, 2004.

Critical Accounting Policies and Management Judgments

Accounts Receivable and Allowances

The Company recognizes revenues and the related accounts receivable when all of the following criteria are met: 1) there is persuasive evidence that an arrangement exists; 2) shipment has occurred or services rendered; 3) the price is fixed and determinable; and 4) collectibility is reasonably assured.

The Company provides allowances against sales for estimated credit losses, product returns, spoilage, and adjustments at a level deemed appropriate to adequately provide for known and inherent risks related to such amounts.  These allowances against sales are based on reviews of loss, return, spoilage, adjustment history, contractual relationships with customers, current economic conditions, and other factors that deserve recognition in estimating potential losses.  While management uses the best information available in making its determination, the ultimate recovery of recorded accounts, notes, and other receivables is also dependent on future economic factors and other conditions that may be beyond management’s control.

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

Goodwill and Other Intangible Assets

Intangible assets, other than goodwill, consist of tradenames and other intangibles and are recorded at cost, net of accumulated amortization.  These intangibles are amortized over their respective useful lives, if determinate, ranging from three to twelve years.  Goodwill and intangibles with indeterminate useful lives are assessed for impairment at least annually. The valuation of these intangibles is generally determined based upon valuations performed by third party specialists and management’s best estimates of fair value.  As a result, the ultimate value and recoverability of these assets is subject to the validity of the assumptions used.  The Company cannot predict the occurrence of events that might adversely affect the reported value of goodwill that totaled $8.7 million at June 27, 2004.  However, the current fair market value of acquired assets is in excess of carrying values and, accordingly, management believes that only significant changes in cash flow assumptions would result in impairment.

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

The Company has significant deferred tax assets, which include significant amounts of NOLs from the Company’s former restaurant operating subsidiary UFO. These NOLs were previously fully reserved based upon management’s best estimate of ultimate realizeability.  During 2002, based upon new evidence and management’s judgments, these reserves were substantially reduced.  The amount of the reserve is significantly dependent on management’s assumptions regarding future taxable income and the availability of these NOLs to offset future taxable income. The effect on the Company’s net income is significant whenever the estimate of realizability changes, as it did in 2002. In 2004, the Company has increased these assets due to the losses incurred so far during the year.  There can be no assurances that the Company will return to profitability and utilize these deferred tax assets; however, management has implemented or are in the process of implementing strategies that management has designed to return the Company to profitability and therefore be able to utilize these assets.

Workers’ Compensation Deductible Program

The Company entered into a deductible workers’ compensation program for 2003 and renewed in 2004 which is self-funded up to $300,000 per claim.  As a result, management is required to make estimates of incurred but not yet reported claims or IBNR as there is frequently a lag time between the occurrence of the event or series of events that ultimately result in a claim under the program.  Therefore management accrues a liability for IBNR based primarily upon its claims experience under the program combined with management’s estimation of the impact of safety programs designed to minimize the occurrence of claims.  However, the occurrence of significant claims could result in unexpectedly large charges.  As of June 27, 2004 the Company has established a liability of  $384,000 for unpaid claims and/or IBNR claims.  This compares to a $43,000 liability for the same time one year ago.

Sales and Marketing

The Company’s sales and marketing strategy is twofold and emphasizes sustainable growth in distribution of its products and introduction of innovative new products to keep the Company positioned as a leader in refrigerated gourmet foods.

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

In 2003, the company relaunched its retail gourmet refrigerated pasta and sauce lines with improved formulations and innovative new packaging.  The Company’s signature products have been updated with new doughs and fillings.  The distinctive new packaging uses a sleeve to wrap the inner package, and incorporates color graphics and product photography in a contemporary new look.  The new dough is made from 100% Extra Fancy Durum flour and whole eggs, which gives the pasta a classic appearance and richer flavor — as well as a noticeably improved “al dente” or firm texture.  This also gave the Company the opportunity to refine several of its ravioli and tortelloni fillings that include creamier textures and enhanced flavors.  The package is the Company’s most important point of communication with the consumer, and the package has been redesigned with the consumer in mind.  The photography emphasizes appetite appeal, and the package highlights key product benefits to the consumer to generate point-of-sale purchases.  This new package is designed to both strengthen the Monterey Pasta Company brand recognition and reinforce its positioning as a premium quality product.

As part of the 2003 product relaunch, the Company initiated a strategy to eliminate slow moving items.  This strategy has helped reduce required inventory levels by approximately $700,000, improve plant efficiencies, and reduce inventory obsolescence.

In 2003, the company introduced CARBSMART™, a line of reduced carbohydrate fresh pastas, sauces and prepared entrees with about half the carbohydrates of regular pasta. Seven CARBSMART™ items are now shipping to supermarkets and club stores nation wide including three ravioli varieties – Spinach Ricotta, Four Cheese & Chive, and Seafood – as well as Spinach & Cheese Tortelloni, Classic Egg Linguine, and Classic Egg Fettuccine.  CARBSMART™ Four Cheese Sauce, with genuine Gorgonzola, Asiago, Swiss and Fontina cheeses, is the low-carbohydrate companion to the pasta line. The Company is responding to the Low-Carbohydrate Diet trend by delivering the flavor and convenience of traditional fresh pasta.

In addition, the Company is currently introducing additional quick preparation entrees and “ready to eat” grilled wraps under both the CARBSMART™  and the Monterey Pasta brands.  These items include Seafood Lasagna, Cheese Manicotti, Chicken Cannelloni, Chicken Pesto Lasagna, Garlic Chicken Grilled Wrap, Chicken Chipotle and Lime Grilled Wrap, and Chicken with Roasted Peppers Grilled Wrap, while other flavors are being developed.

During the first six months of 2004, the Company has benefited from the relaunch of its retail gourmet refrigerated pasta and sauce lines along with the low carbohydrate pasta and sauces.  These new items have helped revitalize the refrigerated pasta and sauce category and were the key drivers for new distribution gained in the first half of the year.  The number of stores selling Monterey Pasta’s products has increased from 9,000 in December 2003 to 9,500 stores at the end of March even though 1,100 Wal-Mart Supercenters discontinued purchasing their private labeled pasta and sauce from the Company.

Major Customers

Two of the Company’s customers, Costco Wholesale and Sam’s Club Stores, accounted for 35% and 25%, respectively, of the Company’s net revenues for the six months ended June 27, 2004.  No other customer accounted for greater than 10% of net revenues for the period.

Deferred Tax Assets

During 2002, the Company completed its evaluation of the likelihood of realizing certain deferred tax assets arising from NOLs originated in connection with its former restaurant operating subsidiary UFO.  As a result, reserves against these deferred tax assets totaling $5,404,000 were released and offset against income tax expense.  This credit, together with permanent differences and other current tax effects, resulted in a net income tax benefit.  Of these amounts, $4,674,000 in reserves released along with permanent differences and other current tax effects, resulted in a net income tax benefit of $3,549,000 during 2002. Utilization of these remaining NOLs and other deferred tax assets is expected to offset substantially all of the federal income taxes otherwise payable for 2004 and future years.  As of June 27, 2004, remaining net deferred tax assets available to offset future income tax liabilities are $4,506,000 short-term and $658,000 long-term.   In 2004, the Company has increased these assets due to the losses incurred so far during the year.  There can be no assurances that the Company will return to profitability and utilize these deferred tax assets; however, management has implemented or is in the process of implementing strategies that management has designed to return the Company to profitability and therefore be able to utilize these assets.

Business Risks

Certain characteristics and dynamics of the Company’s business and of financial markets generally create risks to the Company’s long-term success and to predictable results.  These risks include:

•                  No Assurance of Profitability.  The Company has recorded profitable annual results for each of the last seven fiscal years.  However, as of June 27, 2004 the Company had an accumulated deficit of $5,581,000 and the Company has recorded losses during each of its last four quarters.  There can be no assurance that the Company will generate profits in the short-term or long-term.

•                  Liquidity:  Need for Additional Capital.   Management believes that its current cash balances, operations, and existing bank lines of credit will provide adequate liquidity to meet the Company’s planned capital and operating requirements for normal operations and capital expenditures through the next twelve months. The total use of the UFO NOLs through 2003 was approximately $14 million. The Company is currently in compliance with all of its debt covenants from its most recent borrowings. However, if the Company’s operations do not provide cash sufficient to fund its operations, and the Company seeks additional outside financing, there can be no assurance that the Company will be able to obtain such financing when needed, on acceptable terms, or at all.  If that were the case, the current loan may be called.  In addition, any future equity financing or convertible debt financing could cause the Company’s stockholders to incur dilution in net tangible book value per share of Common Stock.

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

•                  Impact of Inflation.  Dairy and egg ingredients had a material inflationary impact on the Company’s operations during the first six months of 2004.  Freight rate increases related to fuel surcharges and energy costs also impacted the first half of 2004.  Substantial increases in labor, employee benefits, freight, ingredients and packaging, rents and other operating expenses, as well as increases in dairy ingredients could adversely affect the operations of the Company’s business in future periods.  The Company cannot predict whether such increases will continue to occur in the future or whether the Company will be able to pass along these costs to its customers.

•                  Risks Inherent in Food Production.  The Company faces all of the risks inherent in the production and distribution of refrigerated food products, including contamination, adulteration, and spoilage, and the associated risks of product liability litigation, which may be associated with even an isolated event.  Although the Company has modern production facilities, employs what it believes are the necessary processes and equipment in order to insure food safety, and has obtained USDA approval for its California production facilities, there can be no assurance that the Company’s procedures will be adequate to prevent such events.

•                  Dependence on Major Customers.  During the first six months of 2004, two of the Company’s customers, Costco Wholesale and Sam’s Club Stores, accounted for 35% and 25%, respectively, of the Company’s total revenues.  The Company currently sells its products to eight separate Costco regions which currently make purchasing decisions independently of one another.  These regions re-evaluate, on a regular basis, the products carried in their stores. There can be no assurance that these Costco regions will continue to offer Monterey Pasta products in the future or continue to allocate Monterey Pasta the same amount of shelf space.  There can be no assurance that Sam’s Club will continue to carry Monterey Pasta’s products.  A significant reduction in sales to Costco has had a material impact on the Company. Continued decline in sales to this customer or the loss of either of these customers would have a material adverse effect on the Company.  Additionally, liberalized pricing or allowance terms would create downward pressure on gross margins.

•                  Changing Consumer Preferences.  Consumer preferences evolve over time and the success of the Company’s food products depends on the Company’s ability to identify the tastes and dietary habits of consumers and offer products that appeal to their preferences.  The Company introduces new products and improved products and incurs development and marketing costs associated with new products.  If the Company’s products fail to meet consumer preferences, then the company’s strategy to grow sales and profits with new products will be less successful.  Recent attention to low carbohydrate diets by certain segments of the U.S. population has impacted the consumption of pasta, and as a percent of grocery sales in the U.S. pasta sales have declined.   As American consumers seek new ways to reduce their intake of carbohydrates, Monterey Pasta Company has developed products to address these changing preferences.  However, there can be no assurance that these new products will meet the changing demands of the consumer or that consumers will change to new trends in food consumption.

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

•                  California Energy Supply and Pricing. During 2001, California experienced an energy crisis that increased the Company’s energy expenses and could have disrupted the Company’s operations.  In the event of an acute power shortage, when power reserves for California fall below 1.5%, electricity providers have on some occasions implemented, and may in the future implement, rolling blackouts.  If blackouts interrupt the power supply to the Company’s production facilities, such facilities would temporarily be unable to continue production.  Any such interruption could result in a loss of revenue as a result of reduced production and spoilage of food products.  In addition, related to the energy crisis, many of the electricity and natural gas suppliers raised their rates substantially. Because the Company has most of its operations in California, its operating costs are affected by an increase in electricity and natural gas prices. As a result, the Company’s operating results could be affected in some measure in the future by fluctuations in the price or supply of energy.  Electricity prices are similar to the same period a year ago.  Natural gas prices have progressively increased during 2004 and prices on average for the year are 55% higher than the average for 2003. Management cannot predict the level of future energy prices or supply with certainty.

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

•                  Dairy Ingredients Prices.  During the first six months of 2004, the average price of certain dairy ingredients increased over 100% compared with the average of the prior twelve months, as measured by butterfat prices published by the State of California Department of Food and Agriculture.  Because the Company utilizes various dairy ingredients in many of its products, its operating costs will be and have been affected by an increase in the price of these ingredients. The Company’s operating results were affected in the first six months of 2004 because of these price increases.  Management cannot predict with certainty the duration or magnitude of the current price cycle.

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

•                  Deductible Worker’s Compensation Program.  The Company entered into a deductible workers’ compensation program for fiscal year 2003 and has continued the program into 2004.  This program, which features a fixed annual payment, a deductible of $300,000 per occurrence, and a $900,000 letter of credit in favor of the insurance company, creates a maximum exposure of approximately $2.1 million for claims reported in 2004.  A competitive “guaranteed cost” program would have cost the Company approximately $1.9 million.  Management believes that its current safety program and its safety record will provide the foundation to enable the Company to realize the premium savings deductible programs are designed to achieve.

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

In the ordinary course of its business the Company enters into commitments to purchase raw materials over a period of time, generally six months to one year, at contracted prices.  At June 27, 2004 these future commitments were not at prices in excess of current market, or in quantities in excess of normal requirements.  The Company does not utilize derivative contracts either to hedge existing risks or for speculative purposes.

Interest Rate Risk

The interest payable on the Company’s bank line of credit is based on variable interest rates and therefore affected by changes in market interest rates.  Currently, the interest rate on the note given for the Company’s $1,000,000 loan in connection with the CIBO acquisition is a fixed rate at 6%.  The $2,000,000 in loans from Comerica Bank are variable interest rate loans and the Company is currently paying a combined rate of approximately  4% on these loans.  Rising interest rates could have a material impact on the profitability of the Company

Foreign Currency Risk

During 2003, the Company sold $60,000 of product in currency other than US dollars.  These sales have terms of net 30 days from shipment.  The Company believes that its currency exposure is not material and has chosen not to hedge these sales.

Item 4.    Controls and Procedures

Under the supervision of and with the participation of our management, including the chief executive officer and chief financial officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended.  Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 27, 2004. There have been no significant changes during the quarter ended June 27, 2004 in the Company’s internal controls that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II.  OTHER INFORMATION

Item 1.       Legal Proceedings

On February 18, 2004, a complaint was filed by BC-USA, Inc. dba Bongrain Cheese USA against the Company, James M. Williams, its Chief Executive Officer, and CIBO Naturals, LLC in the King County Superior Court, State of Washington.  Mr. Williams was Chief Executive Officer of Bongrain Cheese USA prior to his employment by the Company.  The complaint pled several causes of action based principally upon an allegation that Mr. Williams, by participating in the acquisition of CIBO by Monterey Pasta Company, breached agreements between himself and Bongrain Cheese USA. The complaint asked for preliminary and permanent injunctive relief enjoining the defendants from using or disclosing confidential, proprietary or trade secret information of Bongrain Cheese USA, plus unspecified damages.  In July 2004, the Company entered into a confidential settlement to avoid future litigation and legal costs. For the six months ended June 27, 2004 the Company expensed $248,000 of costs associated with this litigation.

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

None

Item 3.       Defaults upon Senior Securities

None

Item 4.       Submission of Matters to a Vote of Security Holders

None

.

Item 5.       Other Information

None

Item 6.       Exhibits and Reports on Form 8-K

(a)         Reports on Form 8-K

Date of Report	Items	Description

April 12, 2004	2, 7	Amended Acquisition of Assets
May 3, 2004	2, 12	Report of Earnings for First Quarter of 2004

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

Date: August 6, 2004

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

Directors on June 7, 1996 (incorporated by reference from Exhibit 10.44 to the Company’s Quarterly Report on Form 10-Q on August 13, 1996 (“1996 Q2 10-Q”))
10.13*

Directed Employee Benefit Trust Agreement dated June 17, 1996 between the Company and The Charles Schwab Trust Company, as Trustee of the Company’s 401(k) Plan (incorporated by reference from Exhibit 10.45 to the 1996 Q2 10-Q)

10.14

Security and Loan Agreement (Accounts Receivable and/or Inventory) dated July 24, 1997 between the Company and Imperial Bank (incorporated by reference from  Exhibit 10.47 of the Company’s Pre-Effective Amendment No. 3 to Form S-3 filed on October 14, 1997 (“1997 Amendment No. 3 to Form S-3”))

10.15*

Agreement  Regarding  Employment,  Trade  Secrets,  Inventions,  and  Competition  dated  May 26, 1997 with Mr. R. Lance Hewitt (incorporated by reference from Exhibit 10.48 of the 1997 Amendment No. 3to Form S-3)

10.16*

Employment Agreement dated August 25, 1997 with Mr. Stephen L. Brinkman (incorporated by reference to Exhibit 10.49, in the Company’s September 28, 1997 Quarterly Report on Form 10-Q filed on November 10, 1997)

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