Form 10-Q
period 2004-09-26
MONTEREY GOURMET FOODS
filed 2004-11-08
CIK 913032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 26, 2004.

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from: to: .

Commission File Number 0-22534-LA

MONTEREY GOURMET FOODS, INC

(Formerly MONTEREY PASTA COMPANY)

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

Yes   ☐                                          No   ☒

At November 8, 2004, 14,392,574 shares of common stock, $.001 par value, of the registrant were outstanding.

MONTEREY GOURMET FOODS, INC

FORM 10-Q

Table of Contents

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements
Condensed Consolidated Balance Sheets as of September 26, 2004 (unaudited) and December 28, 2003

Condensed Consolidated Statements of Operations (unaudited)
for the Third Quarter Ended September 26, 2004 and September 28, 2003 and for the
Nine Months Ended September 26, 2004 and September 28, 2003

Condensed Consolidated Statements of Cash Flows (unaudited) for the Nine Months Ended September 26, 2004 and September 28, 2003

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

Signature Page

Exhibits

302 Certification of Chief Executive Officer – Exhibit 31.1

302 Certification of Chief Financial Officer – Exhibit 31.2

906 Certification of Chief Executive Officer – Exhibit 32.1

906 Certification of Chief Financial Officer – Exhibit 32.2

PART I. FINANCIAL INFORMATION

Item 1.           Financial Statements

MONTEREY GOURMET FOODS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands of dollars)

	September 26, 2004	December 28, 2003
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$1,227	$5,285
Accounts receivable, net	6,032	6,313
Inventories	4,571	4,323
Deferred tax assets-short term	4,505	3,485
Prepaid expenses and other	1,109	1,465

Total current assets	17,444	20,871

Property and equipment, net	15,081	15,445
Deferred tax assets-long term	742	1,036
Goodwill	8,724	4,748
Intangible assets, net	6,241	1,996
Deposits and other	163	107

Total assets	$48,395	$44,203

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,560	$2,850
Accrued and other current liabilities	2,018	1,316
Current portion of long-term debt	748	2

Total current liabilities	6,326	4,168

Long-term debt	1,828	1

Minority Interest	581	—

Stockholders’ equity:
Common stock	14	14
Additional paid-in capital	45,152	44,578
Accumulated deficit	(5,506)	(4,558)
Total stockholders’ equity	39,660	40,034

Total liabilities and stockholders’ equity	$48,395	$44,203

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONTEREY GOURMET FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands of dollars except per share data)

(unaudited)

	Third Quarter Ended		Nine Months Ended
	September 26, 2004	September 28, 2003	September 26, 2004	September 28, 2003

Net revenues	$16,032	$14,876	$47,405	$46,264

Cost of sales	11,665	10,890	35,083	31,743

Gross profit	4,367	3,986	12,322	14,521

Selling, general and administrative	4,238	4,393	13,791	12,900
Operating income (loss)	129	(407)	(1,469)	1,621

Other income (expense), net	7	—	43	1
Interest income (expense), net	(26)	15	(93)	59

Income (loss) before provision for income taxes	110	(392)	(1,519)	1,681

Income tax benefit (provision)	(35)	133	571	(538)

Net income (loss)	$75	$(259)	$(948)	$1,143

Net income (loss) per common share:
Basic income (loss) per common share	$0.01	$(0.02)	$(0.07)	$0.08
Diluted income (loss) per common share	$0.01	$(0.02)	$(0.07)	$0.08

Basic shares outstanding	14,388,062	14,209,371	14,326,989	14,204,275
Diluted shares outstanding	14,489,500	14,474,957	14,461,815	14,418,961

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONTEREY GOURMET FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of dollars)

(unaudited)

	NineMonths Ended
	September 26, 2004	September 28, 2003
Cash flows from operating activities:
Net income (loss)	$(948)	$1,143
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income taxes	(725)	420
Depreciation and amortization	1,930	1,573
Provisions for allowances for bad debts, returns, adjustments and spoils	(17)	199
Changes in assets and liabilities:
Accounts receivable	919	(1,056)
Inventories	37	(338)
Prepaid expenses and other	329	(601)
Accounts payable	216	258
Accrued and other current liabilities	389	(331)
Net cash provided by operating activities	2,130	1,267

Cash flows from investing activities:
Purchase of property and equipment	(632)	(2,595)
Acquisition of business net of cash and minority interest.	(7,689)	(79)
Net cash used in investing activities	(8,321)	(2,674)

Cash flows from financing activities:
Proceeds from bank borrowing	2,000	—
Repayment of bank borrowing	(440)	—
Repayment of capital lease obligations	(1)	(13)
Proceeds from issuance of common stock	574	58
Net cash provided by financing activities	2,133	45

Net decrease in cash and cash equivalents	(4,058)	(1,362)

Cash and cash equivalents, beginning of period	5,285	6,838
Cash and cash equivalents, end of period	$1,227	$5,476

Cash payments:	September 26, 2004	September 28, 2003
Interest	$93	$—
Income Taxes	$75	$156

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONTEREY GOURMET FOODS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.              Basis of Presentation

The condensed consolidated financial statements have been prepared by Monterey Gourmet Foods, Inc. (the “Company”) and are unaudited. The financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not necessarily include all information and footnotes required by generally accepted accounting principles, and should be read in conjunction with the Company’s 2003 Annual Report on Form 10-K.  In the opinion of the Company, all adjustments necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows as of September 26, 2004 and for the nine months then ended, have been recorded. A description of the Company’s accounting policies and other financial information is included in the audited consolidated financial statements as filed with the Securities and Exchange Commission in the Company’s Form 10-K for the year ended December 28, 2003. The consolidated results of operations for the interim quarterly periods are not necessarily indicative of the results expected for the full year. At the Company’s shareholder meeting held on July 29, 2004, the shareholders approved a Board of Directors resolution to change the name of the Company from Monterey Pasta Company to Monterey Gourmet Foods, Inc.

For quarterly reporting purposes the Company employs a 4-week, 4-week, 5-week reporting period. The fiscal year ends on the last Sunday of each calendar year (52/53-week year). The 2003 fiscal year contained 52 weeks and ended on December 28. The current fiscal year contains 52 weeks and will end on December 26, 2004.

2.                   Business Acquisition and Statement of Cash Flows

On January 28, 2004, the Company announced the acquisition of an 80% interest in CIBO Naturals LLC (“CIBO”), a leading manufacturer of premium sauces and spreads located in Seattle, Washington.  A total of $7,000,000 was expended for the purchase of an 80% interest in CIBO as follows: $3,000,000 was wired to the owners of CIBO Naturals, LLC for the 80% interest; $4,000,000 was wired to CIBO Naturals to pay off part of CIBO’s debt. A $1,000,000 note was signed by CIBO with Monterey Pasta as the payee. This note is eliminated as part of the consolidation process. Additionally, the acquisition agreement provides for the purchase of the remaining 20% ownership after four years at a predetermined calculation based on earnings before taxes. The Company used $5,000,000 in cash from cash reserves to pay for the transaction and borrowed $2,000,000 on its line of credit to complete the transaction.

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

As part of the acquisition, Management commissioned a valuation study to determine the components that represent the intangible assets and goodwill purchased as part of the purchase price. Under the purchase method of accounting, the total estimated purchase price is allocated to CIBO’s tangible and intangible assets based upon their estimated fair value as of the date of completion of the acquisition. Based upon the purchase price and the preliminary valuation, and based on financial information at the time of the acquisition the preliminary purchase price allocation was as follows:

Cash acquired at time of acquisition	$30,804
Inventory valuation adjustment to market	10,960
Tangible assets acquired	1,516,982
Intangible assets	7,996,274
Total assets acquired	9,555,020
Less liabilities assumed	5,805,020
Net assets acquired	3,750,000
Less minority interest of 20%	750,000
Cash paid directly to owners of CIBO	$3,000,000

On May 12, 2004, the Company purchased an additional 4.5% ownership in CIBO from OBIC, Inc. for $316,500 plus expenses associated with the purchase. This purchase increased the Company’s investment in CIBO to 84.5%.

The following unaudited pro forma financial information presents a summary of the Company’s consolidated results of operations for the third quarter ended September 26, 2004 and September 28, 2003, and for the nine month period ended September 26, 2004 and September 28, 2003, assuming the CIBO acquisition had taken place as of January 1, 2004 and January 1, 2003 respectively (in thousands except per share data).

	Third Quarter Ended		Nine Months Ended
	September 26, 2004	September 28, 2003	September 26, 2004	September 28, 2003

Net revenues	$16,032	$17,594	$48,109	$53,628

Net income (loss)	$75	$(188)	$(958)	$1,371

Net income (loss) per common share:
Basic income (loss) per common share	$0.01	$(0.01)	$(0.07)	$0.10

Diluted income (loss) per common share	$0.01	$(0.01)	$(0.07)	$0.10

Basic shares outstanding	14,388,062	14,209,371	14,326,989	14,204,275
Diluted shares outstanding	14,489,500	14,474,957	14,461,815	14,418,961

The unaudited condensed pro forma financial information has been prepared for comparative purposes only and reflects the historical unaudited results of CIBO Naturals LLC. The pro forma financial information includes adjustments to reflect interest expense generated from cash that was used for the acquisition and related income tax adjustments. The pro forma information also includes an estimation of amortization of identifiable intangible assets. The pro forma information does not purport to be indicative of operating results that would have been achieved had the acquisition taken place on the dates indicated or the results that may be obtained in the future.

3.              Inventories

Inventories consisted of the following (in thousands):

	September 26, 2004	December 28, 2003

Production – Ingredients	$2,082	$1,912
Production – Finished goods	1,160	1,205
Paper goods and packaging materials	1,441	1,213
Operating supplies	31	44
	4,714	4,374
Reserve for spoils and obsolescence	(143)	(51)

Net inventories	$4,571	$4,323

4.              Property and Equipment

Property, plant and equipment consisted of the following (in thousands):

	September 26, 2004	December 28, 2003

Machinery and equipment	$19,792	$18,605
Leasehold improvements	5,119	5,025
Computer equipment	965	846
Vehicles	383	364
	26,259	24,840
Less accumulated depreciation and amortization	(11,403)	(9,828)
	14,856	15,012
Construction in progress	225	433
Net property and equipment	$15,081	$15,445

The majority of construction in progress is related to projects started in the previous year and is related to plant expansion program and process improvement projects and upgrading equipment at the CIBO plant along with construction in progress spending that is associated with typical annual projects involving replacement, regulatory, food safety and efficiency projects.

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

The terms of the Credit Facility prohibit the payment of cash dividends (except with written approval) on the Company’s capital stock and restricts payments for, among other things, repurchasing shares of its capital stock. Other terms of the Credit Facility limit the Company with respect to, among other things, (i) incurring additional indebtedness, (ii) adversely changing the capital structure, and (iii) acquiring assets other than in the normal course of business including specific limits on annual capital expenditures (currently $4.25 million). As of September 26, 2004, there were no violations of any loan covenants.

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

6.              Income Taxes

Deferred tax assets, principally related to the expected benefit from utilization of net operating loss carryforwards (“NOLs”), offset most of the estimated book tax expense, with actual cash tax payments of $75,000 made during the first nine months of 2004. Deferred tax assets remaining on the Balance Sheet at the end of the third quarter to offset future income tax liabilities, are $4,316,000 short term and $742,000 long term. The Company has recorded a loss for the nine months ended September 26, 2004. In anticipation of future profits, the Company has recognized deferred tax benefits which relate to the current period losses to be used against future taxable income.

7.              Litigation

Commitments and Contingencies

On February 18, 2004, a complaint was filed by BC-USA, Inc. dba Bongrain Cheese USA against the Company, James M. Williams, its Chief Executive Officer, and CIBO Naturals, LLC in the King County Superior Court, State of Washington. Mr. Williams was Chief Executive Officer of Bongrain Cheese USA prior to his employment by the Company. The complaint pled several causes of action based principally upon an allegation that Mr. Williams, by participating in the acquisition of CIBO by the Company, breached agreements between himself and Bongrain Cheese USA. The complaint asked for preliminary and permanent injunctive relief enjoining the defendants from using or disclosing confidential, proprietary or trade secret information of Bongrain Cheese USA, plus unspecified damages. In July 2004, the Company entered into a confidential settlement to avoid future litigation and legal costs. For the nine months ended September 26, 2004 the Company expensed $248,000 of costs associated with this litigation.

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

Pursuant to its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. As of September 26, 2004, the Company has no liabilities recorded for these agreements.

The Company enters into indemnification provisions under (i) its agreements with other companies in its ordinary course of business, typically with business partners, contractors and customers, its sublandlord and (ii) its agreements with investors. Under these provisions the Company has agreed to generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by the Company with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. To date, the Company has not incurred any costs as there have been no lawsuits or claims related to these indemnification agreements. Accordingly, the Company has no liabilities recorded for these agreements as of September 26, 2004.

8.              Stockholders’ Equity

During the first nine months of 2004, 14,964 employee stock purchase plan shares were issued with proceeds to the Company of $43,000. Additionally, 163,928 shares of common stock were issued during the same period as part of employee option exercises with proceeds to the Company of $430,000.

The Company accounts for employee stock options using the intrinsic value method, and has no current plans to change this accounting. If the fair value method of accounting had been applied results would have been the following (in thousands except per share data):

	Three months ended		Nine months ended
	September 26, 2004	September 28, 2003	September 26, 2004	September 28, 2003
Pro forma impact of fair value method:
Reported net income (loss)	$75	$(259)	$(949)	$1,143
Less: fair value impact of employee stock compensation	(159)	(341)	(477)	(978)

Pro forma net income (loss)	$(84)	$(600)	$(1,426)	$165

Earnings (loss) per common share:
Basic—as reported	$0.01	$(0.02)	$(0.07)	$0.08
Diluted—as reported	$0.01	$(0.02)	$(0.07)	$0.08
Basic—pro forma	$(0.01)	$(0.04)	$(0.10)	$0.01
Diluted—pro forma	$(0.01)	$(0.04)	$(0.10)	$0.01

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion should be read in conjunction with the financial statements and related notes and other information included in this report. The financial results reported herein do not indicate the financial results that may be achieved by the Company in any future period.

Other than the historical facts contained herein, this Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, particularly statements relating to our expectations relating to, among other things, the Company’s results of operations, future plans for expansion and expected capital expenditures. The Company’s actual results regarding such matters may vary materially as a result of certain risks and uncertainties. For a discussion of such risks and uncertainties, please see the Company’s Annual Report on Form 10-K for the year ended December 28, 2003. In addition to the risks and uncertainties discussed in the Annual Report, the risks set forth herein should be considered, including the risks associated with any reduction of sales to two major customers currently comprising a majority of total revenues, the Company’s ability to expand distribution of food products to new and existing customers, attract and retain qualified management, and compete in the competitive wholesale food products industry.

Background

Monterey Gourmet Foods., Inc. formerly Monterey Pasta Company (“Monterey Gourmet Foods” or the “Company”) was incorporated in June 1989 as a producer and wholesaler of refrigerated gourmet pasta and sauces to restaurants and grocery stores in the Monterey, California area. The Company has since expanded its operations to provide its products to grocery and club stores throughout the United States. The Company’s overall strategic plan is to enhance the value of the Company brand name by distributing its gourmet food products through multiple channels of distribution.

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

The goal of the Company is to introduce new products on a timely and regular basis to maintain customer interest and to respond to changing consumer tastes. There can be no assurance that the Company’s efforts to achieve such a goal will result in successful new products or product lines or that new products can be developed and introduced on a timely, profitable, consistent and regular basis. If the Company’s new products are not successful, the Company’s grocery and club store sales may be adversely affected as customers seek new products, and as a result, the Company’s cost structure could be negatively affected.

The Company sells its refrigerated gourmet food products through leading grocery store chains and club stores. As of September 26, 2004, approximately 9,700 grocery and club stores offered the Company’s products. The Company plans to continue expansion of its distribution to grocery and club stores in its current market area and to further its penetration in other geographic regions of the U.S. and other parts of the Americas.

Monterey Gourmet Foods’ overall objective is to become a leading national supplier of refrigerated gourmet food products through distribution of its products to grocery and club stores. The key elements of the Company’s strategy include the following:

•                  Expand market share through same-store revenue growth, addition of new grocery and club stores, geographic diversification, and product line expansion, including creation of additional meal solutions using Monterey Gourmet Foods products.

•                  Introduce new products on a timely basis to maintain customer interest and to respond to changing consumer tastes.  In order to maximize its margins, the Company will focus its efforts on those new products that can be manufactured and distributed out of its Salinas, California, Eugene, Oregon or Seattle, Washington facilities. The Company may also supplement or complement its existing product lines through out-sourced relationships.

•                  Reduce operating costs as a percentage of sales through continual evaluation of administrative and production staffing and procedures.  The Company will consider additional capital improvements at its manufacturing facilities in order to increase production efficiencies and capacities, and to reduce the Company’s cost of goods on a per unit basis.

•                  Create brand presence by communicating to the consumer that Monterey Gourmet Foods provides a healthful and nutritious line of products, and promote repeat business by reinforcing positive experiences with the Company’s products.

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

At the Company’s most recent shareholder meeting held on July 29, 2004, the shareholders approved a Board resolution to change its name to Monterey Gourmet Foods, Inc. This is a key indicator of the Company’s intention to become a leading national supplier of refrigerated gourmet food products through distribution of its products to grocery and club stores.

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

The success of the Company’s acquisition strategy is dependent upon its ability to generate cash from current operations, attract new capital, find suitable acquisition candidates, and successfully integrate new businesses and operations.  There is no assurance that acquisitions can be financed from current cash flow, and, if not, that outside sources of capital will be available to supplement internally-generated funds. For additional information about the Company’s ability to borrow funds, please review Note 5 to the Financial Statements. There is no assurance that management can successfully select suitable acquisition candidates and that these new businesses can be successfully integrated to create long term stockholder value.

Results of Operations

Net revenues from operations were $16,032,000 for the third quarter ended September 26, 2004, as compared to $14,876,000 for the third quarter ended September 28, 2003, an 8% increase. The quarterly increase is partly due to the Company’s retail business growing 6% during the quarter, the organic product line growing 12% for the quarter and the CIBO product line that was not being sold in 2003. As announced by the Company on February 2, 2004, these gains were offset by the effect of Wal-Mart Supercenters discontinuation of their private label refrigerated pasta and sauce products manufactured by the Company, which represented 6% of the Company’s sales in the third quarter 2003. The reduction in sales was due to reduced items being sold to Costco Wholesale and to the eating of fewer carbohydrates, a consumer trend, which has impacted the industry. This impact of the low-

carbohydrate trend has been a factor which caused some pasta manufacturers to cease business operations. Monterey Gourmet Foods has made efforts to diversify its product line, grow its sales, utilize its fixed assets, maintain a strong balance sheet and return to profitability. The name change to Monterey Gourmet Foods more clearly defines the Company’s diverse products and reaffirms its ability to quickly develop and introduce innovative gourmet specialty food products for today’s consumers. For the third quarter 2004, Monterey Gourmet Foods derived over 30% of its sales from new product categories or acquisitions, which are outside our core pasta/sauce line;

For the nine months ended September 26, 2004, net revenues from operations were $47,405,000 as compared to $46,264,000 for the nine months ended September 28, 2003. Sales to Wal-Mart Supercenters for the nine months ended September 28, 2003 represented 6% of total revenues. Comparing current year-to-date revenues (excluding CIBO’s sales) with the prior year’s year-to-date sales (excluding the Wal-Mart Supercenter Sales) net sales declined 8%. The reduction in sales is partly due to Costco Wholesale reducing the number of items carried storewide and some loss of items to competition. In addition, the reduction reflects consumers’ trend of eating less carbohydrates. Sales to Costco Wholesale, as reported, which includes sales from CIBO to Costco, increased 4% for the first nine months of the year. The key reason for this increase is the additional sales to Costco from the newly acquired CIBO Naturals. Sales to Sam’s Club Stores, our second largest customer, increased by 3% compared to the same period in 2003.

Gross profit was $4,367,000 or 27.2% of net revenues for the third quarter ended September 26, 2004, compared to $3,986,000, or 26.8%, for the third quarter of 2003. This compares to a 30.7% gross profit for the year ended December 28, 2003. The gross profit decline compared with the year ended December 28, 2003 was a function of increased fixed costs in anticipation of increased sales which have not grown at the level expected and higher raw material costs which reduced gross margin by 3.0%. The quarterly gross margin percentage of 27.2% increased 4% compared to the second quarter 2004 which was 23.2%. The improvement reflects higher sales and lower costs of production.

For the nine months ended September 26, 2004, gross profit was $12,322,000 or 26.0% of net revenues compared to $14,521,000, or 31.4%, for the nine months ended September 28, 2003. As a consequence of lower pasta sales and higher costs, on March 26, 2004, management reorganized its production and plant overhead workforce which reduced the number of employees at the Company by approximately 15%. Since that time additional reduction in workforce both in the plant and in general overhead has taken place. Currently, the Company has reduced its California work force by 33% compared to the same time in September 2003.  Other initiatives that have been implemented have reduced the Company’s packaging costs, offset increased freight costs, lowered general and administrative costs, and minimized the impact of higher raw material costs. These projects were done in an effort to reduce processing costs and increase margins. The impact of these changes on the Company’s gross profit is difficult to quantify because of its sensitivity to volume through the plant.

Selling, general and administrative expenses, or SG&A, for the third quarter ended September 26, 2004, were $4,238,000, as compared to $4,393,000 for the same quarter last year. SG&A expenses as a percent of revenues were 26.4% of net sales for the third quarter 2004 compared to 29.5% for the third quarter 2003 and 29.2% for the second quarter 2004. The lower SG&A costs reflect the Company’s efforts to lower costs in order to return to profitability. SG&A for the nine months ended September 26, 2004, were $13,791,000, as compared to $12,900,000 for the same period last year. SG&A as a percent of sales were 29.1% of net sales for the nine months ended September 26, 2004 compared to 27.9% for the same period in 2003. For fiscal year ended December 28, 2003, SG&A expenses were 28.4% of sales. The increases compared to 2003 are related to total legal fees associated with lawsuits, higher selling and demonstrating costs associated with efforts to increase sales, additional expenses as a result of adding CIBO’s SG&A costs in the consolidated financial statements without a corresponding increase in total revenues, and increased freight cost due to fuel surcharges and less efficient loads related to increased retail sales along with other miscellaneous expenses.

Depreciation and amortization expense, included in cost of sales and SG&A, was $660,000, or 4.1%, of net revenues for the quarter ended September 26, 2004, compared to $515,000, or 3.5%, of net revenues for the quarter ended September 28, 2003. For the nine months ended September 26, 2004, depreciation and amortization expense was $1,930,000, or 4.1%, of net revenues compared to $1,573,000, or 3.4%, of net revenues for the same period one year ago. Depreciation and amortization expense increased due to the amortization of certain intangible assets related to the CIBO acquisition and completed capital spending projects originated in 2003.

Net interest expense was $26,000 for the quarter ended September 26, 2004, compared to net interest income of $15,000 for the same quarter in 2003. For the nine months ended September 26, 2004, net interest expense was $93,000 compared to net interest income of $59,000 for the same period in 2003. The change in interest reflects the borrowings made by the Company in connection with the acquisition of CIBO.

Income taxes for the third quarter of 2004 reflect a tax expense of $35,000 or approximately 31.8% of pretax income, as compared to a deferred tax credit of $133,000 for the same period in 2003.  Income taxes for the nine months ended September 26, 2004 reflect a deferred tax credit of $571,000 or approximately 37.6% of pretax loss, as compared to a tax expense of $538,000 for the same period in

2003.  For the nine months ended September 26, 2004, the Company has recognized deferred tax benefits which relate to the current period losses to be used against future taxable income. If the Company cannot maintain profitability, then the deferred tax benefit may have reduced value.

During 2002, the Company completed a comprehensive study of the nature of certain Net Operating Losses, or NOLs, arising in connection with its previously owned subsidiary Upscale Food Outlets or UFO and the likelihood of their being utilized.Management concluded that it was more likely than not that they would be utilized. As a result, reserves against these specific deferred tax assets totaling $5,404,000 were released during 2002 and offset against income tax expense. Because of this evaluation and resulting release of reserves, the Company expects that future income tax expense will be accrued at a more normalized combined Federal and State rate approaching statutory rates less certain tax credits and timing differences. The future disallowance of any previous UFO NOL usage, if it occurs, would increase both income tax expense and amounts actually payable.

Liquidity and Capital Resources

During the nine month period ended September 26, 2004, $2,130,000 cash was provided by the Company’s operations, compared to $1,267,000 cash provided in the first nine months of 2003. The $863,000 increase in cash from operations reflects a decrease in net income of $2,091,000 offset by lower accounts receivable balances, lower inventory balances and lower prepaid expenses. Inventory balances are lower due to management’s decision to lower the number of items to be sold which has increased processing efficiencies. Higher raw material costs are inflating inventory values when compared to historical inventory values. Capital expenditures were approximately $632,000 in the first nine months of 2004 compared to $2,595,000 for the same period of 2003. The Company is limiting the amount of capital being spent in 2004; however, management will spend capital dollars when appropriate either to support sales initiatives or to reduce operating costs.

During the first nine months of 2004, proceeds from the purchase of 14,964 shares under the Employee Stock Purchase Plan were $43,000, and proceeds from employee option exercises were $427,000, or 163,928 equivalent shares. By comparison during the first nine months of 2003, $54,000 was generated from the sale of 15,695 shares issued under the Employee Stock Purchase Plan and $4,000 (1,596 equivalent shares) from the employee option program.

The Company finances its operations and growth primarily with cash flows generated from operations. The Company has available a $10.0 million credit facility consisting of a $1.5 million accounts receivable and inventory revolver and an $8.5 million non-revolving term facility for major capital expenditures and acquisitions. The Company is currently using approximately $1.5 million of the non-revolving term facility and has a total of $8.5 million remaining in the combined facilities for its use. This access to capital provides the Company with flexible working capital, which occasionally may be needed in the normal course of business, and most recently was used to grow our business through the acquisition of CIBO and could be used to develop our existing infrastructure through capital investment or additional acquisitions.

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

The current lease for the Company’s main processing facility and Corporate headquarters expires in October 2004. The lease calls for a 10 year renewal option at the current fair rental value of the facility. The Company has hired an appraiser to determine current fair rental values. The Company may incur an increase in its monthly rental of the property. However, at this time, the rental value has yet to be determined

Critical Accounting Policies and Management Judgments

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

Goodwill and Other Intangible Assets

Intangible assets, other than goodwill, consist of tradenames and other intangibles and are recorded at cost, net of accumulated amortization. These intangibles are amortized over their respective useful lives, if determinate, ranging from three to twelve years. Goodwill and intangibles with indeterminate useful lives are assessed for impairment at least annually. The valuation of these intangibles is generally determined based upon valuations performed by third party specialists and management’s best estimates of fair value. As a result, the ultimate value and recoverability of these assets is subject to the validity of the assumptions used. The Company cannot predict the occurrence of events that might adversely affect the reported value of goodwill that totaled $8.7 million at September 26,

2004.  However, the current fair market value of acquired assets is in excess of carrying values and, accordingly, management believes that only significant changes in cash flow assumptions would result in impairment.

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

The Company has significant deferred tax assets, which include significant amounts of NOLs from the Company’s former restaurant operating subsidiary UFO. These NOLs were previously fully reserved based upon management’s best estimate of ultimate realizeability. During 2002, based upon new evidence and management’s judgments, these reserves were substantially reduced.  The amount of the reserve is significantly dependent on management’s assumptions regarding future taxable income and the availability of these NOLs to offset future taxable income. The effect on the Company’s net income is significant whenever the estimate of realizability changes, as it did in 2002. In 2004, the Company has increased these assets due to the losses incurred so far during the year. There can be no assurances that the Company will be profitable and utilize these deferred tax assets; however, management has implemented or are in the process of implementing strategies that management has designed to return the Company to profitability and therefore be able to utilize these assets.

Workers Compensation Deductible Program

The Company entered into a deductible worker’s compensation program for 2003 and renewed in 2004 which is self-funded up to $300,000 per claim. As a result, management is required to make estimates of incurred but not yet reported claims (or IBNR) as there is frequently a lag time between the occurrence of the event or series of events that ultimately result in a claim under the program. Therefore management accrues a liability for IBNR based primarily upon its claims experience under the program combined with management’s estimation of the impact of safety programs designed to minimize the occurrence of claims. However, the occurrence of significant claims could result in unexpectedly large charges. As of September 26, 2004 the Company has established a liability of $348,000 for unpaid claims and/or IBNR claims. This compares to a $140,000 liability for the same time one year ago.

Sales and Marketing

The Company’s sales and marketing strategy is twofold and emphasizes sustainable growth in distribution of its products and introduction of innovative new products to keep the Company positioned as a leader in refrigerated gourmet foods.

In 2003, the Company focused on revitalizing its products and the packaging of its products and introducing new products to accommodate the changing lifestyles of consumers. Pasta is a staple of the North American diet widely recognized as a convenient and nutritious food. The USDA places pasta on the foundation level of its pyramid of recommended food groups and pasta supports consumers’ lifestyle demands for convenient at-home meals.

In 2003, the Company relaunched its retail gourmet refrigerated pasta and sauce lines with improved formulations and innovative new packaging. The Company’s signature products have been updated with new doughs and fillings. The distinctive new packaging uses a sleeve to wrap the inner package, and incorporates color graphics and product photography in a contemporary new look. The new dough is made from 100% Extra Fancy Durum flour and whole eggs, which gives the pasta a classic appearance and richer flavor - as well as a noticeably improved “al dente” or firm texture. This also gave the Company the opportunity to refine several of its ravioli and tortelloni fillings that include creamier textures and enhanced flavors. The package is the Company’s most important point of communication with the consumer, and the package has been redesigned with the consumer in mind. The photography emphasizes appetite appeal, and the package highlights key product benefits to the consumer to generate point-of-sale purchases. This new package is designed to both strengthen the Company’s brand recognition and reinforce its positioning as a premium quality product.

As part of the 2003 product relaunch, the Company initiated a strategy to eliminate slow moving items. This strategy has helped reduce required inventory levels, improve plant efficiencies, and reduce inventory obsolescence.

In 2003, the company introduced CARBSMART™, a line of reduced carbohydrate fresh pastas, sauces and prepared entrees with about half the carbohydrates of regular pasta. Seven CARBSMART™ items are now shipping to supermarkets and club stores nation wide including three ravioli varieties - Spinach Ricotta, Four Cheese & Chive, and Seafood – as well as Spinach & Cheese Tortelloni,

Classic Egg Linguine, and Classic Egg Fettuccine. CARBSMART™ Four Cheese Sauce, with genuine Gorgonzola, Asiago, Swiss and Fontina cheeses, is the low-carbohydrate companion to the pasta line. The Company is responding to the Low-Carbohydrate Diet trend by delivering the flavor and convenience of traditional fresh pasta.

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

During the first nine months of 2004, the Company has benefited from the relaunch of its retail gourmet refrigerated pasta and sauce lines along with the low carbohydrate pasta and sauces. These new items have helped revitalize the refrigerated pasta and sauce category and were the key drivers for new distribution gained in the first half of the year. The number of stores selling Monterey Gourmet Foods’ products has increased from 9,000 in December 2003 to 9,700 stores currently even though 1,100 Wal-Mart Supercenters discontinued purchasing their private labeled pasta and sauce from the Company.

Major Customers

Two of the Company’s customers, Costco Wholesale and Sam’s Club Stores, accounted for 35% and 26%, respectively, of the Company’s net revenues for the nine months ended September 26, 2004. No other customer accounted for greater than 10% of net revenues for the period.

Deferred Tax Assets

During 2002, the Company completed its evaluation of the likelihood of realizing certain deferred tax assets arising from NOLs originated in connection with its former restaurant operating subsidiary UFO. As a result, reserves against these deferred tax assets totaling $5,404,000 were released and offset against income tax expense. This credit, together with permanent differences and other current tax effects, resulted in a net income tax benefit. Of these amounts, $4,674,000 in reserves released along with permanent differences and other current tax effects, resulted in a net income tax benefit of $3,549,000 during 2002. Utilization of these remaining NOLs and other deferred tax assets is expected to offset substantially all of the federal income taxes otherwise payable for 2004 and future years. As of September 26, 2004, remaining net deferred tax assets available to offset future income tax liabilities are $4,316,000 short-term and $742,000 long-term.  In 2004, the Company has increased these assets due to the losses incurred so far during the year. There can be no assurances that the Company will maintain profitability and utilize these deferred tax assets; however, management has implemented or is in the process of implementing strategies that management has designed to return the Company to profitability and therefore be able to utilize these assets.

Business Risks

Certain characteristics and dynamics of the Company’s business and of financial markets generally create risks to the Company’s long-term success and to predictable results. These risks include:

•                  No Assurance of Profitability. The Company has recorded profitable annual results for each of the last seven fiscal years. However, as of September 26, 2004 the Company had an accumulated deficit of $5,506,000 and the Company has recorded a loss for the nine months ending September 26, 2004. There can be no assurance that the Company will generate profits in the short-term or long-term.

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

•                  Impact of Inflation. The cost of dairy, egg, chicken and other ingredients had a material inflationary impact on the Company’s operations during the first nine months of 2004. Freight rate increases related to fuel surcharges and energy costs also impacted the first half of 2004. Substantial increases in labor, employee benefits, especially medical benefits, freight, ingredients and packaging, rents and other operating expenses, could adversely affect the operations of the Company’s business in future periods. The Company cannot predict whether such increases will continue to occur in the future or whether the Company will be able to pass along these costs to its customers.

•                  Risks Inherent in Food Production. The Company faces all of the risks inherent in the production and distribution of refrigerated food products, including contamination, adulteration, and spoilage, and the associated risks of product liability litigation, which may be associated with even an isolated event. Although the Company has modern production facilities, employs what it believes are the necessary processes and equipment in order to insure food safety, and has obtained USDA approval for its California and Washington production facilities, there can be no assurance that the Company’s procedures will be adequate to prevent such events.

•                  Dependence on Major Customers. During the first nine months of 2004, two of the Company’s customers, Costco Wholesale and Sam’s Club Stores, accounted for 35% and 26%, respectively, of the Company’s total revenues. The Company currently sells its products to eight separate Costco regions which currently make purchasing decisions independently of one another. These regions re-evaluate, on a regular basis, the products carried in their stores. There can be no assurance that these Costco regions will continue to offer Monterey Gourmet Foods’ products in the future or continue to allocate Monterey Pasta the same amount of shelf space. There can be no assurance that Sam’s Club will continue to carry the Company’s products. A significant reduction in sales to Costco has had a material impact on the Company. Continued decline in sales to Costco or Sams would have a material adverse effect on the Company. Additionally, liberalized pricing or allowance terms would create downward pressure on gross margins.

•                  Changing Consumer Preferences. Consumer preferences evolve over time and the success of the Company’s food products depends on the Company’s ability to identify the tastes and dietary habits of consumers and offer products that appeal to their preferences. The Company introduces new or improved products and incurs development and marketing costs associated with new products. If the Company’s products fail to meet consumer preferences, then the Company’s strategy to grow sales and profits with new products will be less successful. Recent attention to low carbohydrate diets by certain segments of the U.S. population has impacted the consumption of pasta, and as a percent of grocery sales in the U.S. pasta sales have declined.       As American consumers seek new ways to reduce their intake of carbohydrates, Monterey Gourmet Foods has developed products to address these changing preferences. However, there can be no assurance that these new products will meet the changing demands of the consumer or that consumers will change to new trends in food consumption.

•                  Seasonality and Quarterly Results. The Company’s grocery and club store accounts are expected to experience seasonal fluctuations to some extent. Pasta consumption is generally lower during summer when temperatures are high. Pasta consumption is also lower during the holiday season. The Company’s business in general may also be affected by a variety of other factors, including but not limited to general economic trends, competition, marketing programs, and special or unusual events.

•                  Competition and Dependence on Common Carriers. The Company’s business continues to be dominated by several very large competitors, who have significantly greater resources than the Company; such competitors can outspend the Company and negatively affect the Company’s market share and results of operations. Recently, two competitors in the refrigerated pasta category have ceased operations. The Company also continues to be dependent on common carriers to distribute its products. Any disruption in its distribution system or increase in the costs thereof could have a material adverse impact on the Company’s business.

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

•                  Marketing and Sales Risks. The future success of the Company’s efforts will depend on a number of factors, including whether grocery and club store chains will continue to expand the number of their individual stores offering the Company’s products and whether allowances and other incentives will expand retail distribution. Expansion into new markets increases the risk of significant product returns resulting from the Company’s supply of slower selling items to its customers. In addition, grocery and club store chains continually re-evaluate the products carried in their stores and no assurances can be given that the chains currently offering the Company’s products will continue to do so in the future, either in the same measure or at all. Currently, Sam’s Club is testing in a limited number of buildings the impact of not carrying any refrigerated pasta products. Should these channels choose to reduce or eliminate products, the Company could experience a significant reduction in its product sales. The Company remains dependent on the use of slotting allowances and other incentives to expand retail distribution. In addition, the Company is spending resources to develop new products to meet consumer demands. The Company’s future is designed around introducing new and profitable products.

•                  Dairy Ingredients Prices. During the first nine months of 2004, the average price of certain dairy ingredients increased over 100% compared with the average of the prior twelve months, as measured by butterfat prices published by the State of California Department of Food and Agriculture. Because the Company utilizes various dairy ingredients in many of its products, its operating costs will be and have been affected by an increase in the price of these ingredients. The Company’s operating results were affected in the first nine months of 2004 because of these price increases. Management cannot predict with certainty the duration or magnitude of the current price cycle.

•                  Compliance with Laws Applicable to its Business. The Company’s facilities and products are subject to many laws and regulations administered by the United States Department of Agriculture, the Federal Food and Drug Administration, and other federal, state, local, and foreign governmental agencies relating to the processing, packaging, storage, distribution, advertising, labeling, quality, and safety of food products.  The Company’s failure to comply with applicable laws and regulations could subject it to negative publicity and to administrative penalties and civil remedies, including fines, injunctive relief and recalls of its products.

•                  Deductible Workers’ Compensation Program. The Company entered into a deductible workers’ compensation program for fiscal year 2003 and has continued the program into 2004. This program, which features a fixed annual payment, a deductible of $300,000 per occurrence, and a $900,000 letter of credit in favor of the insurance company, creates a maximum exposure of approximately $2.1 million for claims reported in 2004. A competitive “guaranteed cost” program would have cost the Company approximately $1.9 million. Management believes that its current safety program and its safety record will provide the foundation to enable the Company to realize the premium savings that deductible programs are designed to achieve.

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

In the ordinary course of its business the Company enters into commitments to purchase raw materials over a period of time, generally nine months to one year, at contracted prices. At September 26, 2004 these future commitments were not at prices in excess of current market, or in quantities in excess of normal requirements. The Company does not utilize derivative contracts either to hedge existing risks or for speculative purposes.

Interest Rate Risk

The interest payable on the Company’s bank line of credit is based on variable interest rates and therefore affected by changes in market interest rates. Currently, the interest rate on the note given for the Company’s $1,000,000 loan in connection with the CIBO acquisition is a fixed rate at 6%. The $1,500,000 in remaining loans from Comerica Bank are variable interest rate loans and the Company is currently paying a combined rate of approximately 4% on these loans. Rising interest rates could have a material impact on the profitability of the Company

Foreign Currency Risk

During 2003, the Company sold $60,000 of product in currency other than US dollars. These sales have terms of net 30 days from shipment. The Company believes that its currency exposure is not material and has chosen not to hedge these sales.

Item 4.           Controls and Procedures

Under the supervision of and with the participation of our management, including the chief executive officer and chief financial officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 26, 2004. There have been no significant changes during the quarter ended September 26, 2004 in the Company’s internal controls that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.                     Legal Proceedings

On February 18, 2004, a complaint was filed by BC-USA, Inc. dba Bongrain Cheese USA against the Company, James M. Williams, its Chief Executive Officer, and CIBO Naturals, LLC in the King County Superior Court, State of Washington. Mr. Williams was Chief Executive Officer of Bongrain Cheese USA prior to his employment by the Company. The complaint pled several causes of action based principally upon an allegation that Mr. Williams, by participating in the acquisition of CIBO by Monterey Pasta Company, breached agreements between himself and Bongrain Cheese USA. The complaint asked for preliminary and permanent injunctive relief enjoining the defendants from using or disclosing confidential, proprietary or trade secret information of Bongrain Cheese USA, plus unspecified damages. In July 2004, the Company entered into a confidential settlement to avoid future litigation and legal costs. For the nine months ended September 26, 2004 the Company expensed $248,000 of costs associated with this litigation.

There are no other material legal proceedings pending to which the Company is a party or to which any of its property is subject. The Company is a party to ordinary routine litigation incidental to the Company’s business.

Item 4.                     Submission of Matters to a Vote of Security Holders

(a) The Company’s annual stockholders’ meeting was held July 29, 2004.

(c) At the annual meeting the following matters were approved:

(i) Proposal 1 - the election of the following eight directors to hold office for the ensuing year and until their successors are elected and qualified. The following directors receive vote total listed below:

	For	Against	Abstain
Charles B. Bonner	12,843,456	500	296,955
Michael P. Schall	12,843,456	500	296,955
Van Tunstall	12,721,342	122,614	296,955
James Wong	12,721,342	122,614	296,955
R Lance Hewitt	12,843,456	500	296,955
Walter L. Henning	12,843,456	500	296,955
F. Christopher Cruger	12,721,342	122,614	296,955
James M. Williams	12,843,456	500	296,955

(ii) Proposal 2 - To amend the Company’s Certificate of Incorporation to reduce the number of authorized shares of Common Stock from 70,000,000 shares to 50,000,000 shares

For	Against	Abstain
13,103,945	29,498	7,438

(iii) Proposal 3 - To amend the Company’s Certificate of Incorporation to change the name of the Company to Monterey Gourmet Foods, Inc.

For	Against	Abstain
13,037,524	47,247	56,140

(iv) Proposal 4 - To approve the selection of BDO Seidman, LLP as the Company’s independent public accountants for the current fiscal year

For	Against	Abstain
13,109,940	14,158	16,813

Item 5.                     Other Information

The current lease for the Company’s main processing facility and Corporate headquarters expires in October 2004. The lease calls for a 10 year renewal option at the current fair rental value of the facility. The Company has hired an appraiser to determine current fair rental values. The Company may incur an increase in its monthly rental of the property. However, at this time, the rental value has yet to be determined.

Item 6.                     Exhibits

See Index of Exhibits for all exhibits filed with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONTEREY GOURMET FOODS, INC.

Date:  November 8, 2004

By:

/s/ JAMES M. WILLIAMS

James M. Williams

Chief Executive Officer

/s/ SCOTT S. WHEELER

Scott S. Wheeler

Chief Financial Officer

Index to Exhibits

3.1	Certificate of Incorporation dated August 1, 1996 (incorporated by reference from Exhibit B to the Company’s Definitive Proxy Statement for its 1996 Annual Meeting of Shareholders (the “1996 Proxy”).)
3.2**	Delaware Certificate of Amendment filed August 2004
3.3	Bylaws of the Company (incorporated by reference from Exhibit C to the 1996 Proxy)
4.1

Form of Registration Rights Agreement dated April 1996, among the Company, Spelman & Co., Inc. and investor (incorporated by reference from Exhibit 10.42 filed with the Company’s Original March 31, 1996 Quarterly Report on Form 10-Q on May 1, 1996 (“1996 Q1 10-Q”))

4.2

Rights Agreement dated as of May 15, 1996 between the Company and Corporate Stock Transfer, as rights agent (incorporated by reference from Item 2 of Form 8-A filed with the Securities and Exchange Commission on May 28, 1996)

4.3

Amendment to Registration Rights Agreement dated as of April 20, 1997 among the Company, Spelman & Co., Inc. and investor, amending the Registration Rights Agreement entered into as of April, 1996 (incorporated by reference from Exhibit 4.9 filed with the Company’s 1996 Form 10-KA)

4.4

Registration Rights Agreement dated as of June 15,1995 with GLF Advantage Fund Limited, as amended on October 13 and 19, 1995, respectively (incorporated by reference from Exhibit 10.2 to the 1995 second quarter 10-Q and Exhibits 10.6 and 10.7 to the Company’s S-3 Registration Statement No. 33-96684, filed on December 12, 1995 (“1995 S-3”).

10.1*

Third Amended and Restated 1993 Stock Option Plan (as amended on August 1, 1996 and April 30, 2002) (incorporated by reference to Exhibit 10.1 filed with the Company’s 1996 Form 10-K and Proposal No. 3 in the Company’s Definitive Proxy Statement for its 2002 Annual Meeting of Shareholders)

10.2*	1995 Employee Stock Purchase Plan (incorporated by reference from Exhibit 10.15 to the Company’s 1994 Form 10-K)
10.3

Monterey County Production Facility Lease of the Company, as amended (incorporated by reference from Exhibit 10.03 to the Company’s Registration Statement on Form SB-2 filed with the Commission (the “SB-2))

10.4

Amendment No. 1 dated February 1, 1995 and Amendment No. 2 dated March 1, 1995 to Monterey County Production Facility Lease of the Company (incorporated by reference from Exhibit 10.6 filed with the 1995 Form 10-K)

10.5

Amendment No. 3 dated September 12, 1997, and Amendment No. 4 dated February 6, 1998 to Monterey County Production Facility Lease of the Company (incorporated by reference from Exhibit 10.5 filed with the Company’s September 27, 1998 Quarterly Report on Form 10-Q dated November 4, 1998 (“1998 Q3 10-Q”))

10.6

Trademark Registration – MONTEREY PASTA COMPANY, under Registration No. 1,664,278, registered on November 12, 1991 with the U.S. Patent and Trademark Office (incorporated by reference from Exhibit 10.09 to the SB-2)

10.7

Trademark Registration – MONTEREY PASTA COMPANY, under Registration No. 1,943,602, registered on December 26, 1995 with the U.S. Patent and trademark Office (incorporated by reference from Exhibit 10.24 to the 1995 Form 10-K)

10.8

Trademark Registration – MONTEREY PASTA COMPANY and Design, under Registration No. 1,945,131, registered on January 2, 1996 with the U.S. Patent and trademark Office (incorporated by reference from Exhibit 10.25 to the 1995 Form 10-K)

10.9

Trademark Registration—MONTEREY PASTA COMPANY and Design, under Registration No. 1,951,624, registered on January 23, 1996 with the U.S. Patent and Trademark Office (incorporated by reference from Exhibit 10.26 to the 1995 Form 10-K)

10.10

Trademark Registration—MONTEREY PASTA COMPANY and Design, under Registration No. 1,953,489, registered on January 30, 1996 with the U.S. Patent and Trademark Office (incorporated by reference from Exhibit 10.27 to the 1995 Form 10-K)

10.11** *	Offer letter regarding Employment as Chief Executive Officer dated August 20, 2002 with Mr. James M. Williams
10.12

Agreement for Handling and Storage Services between the Company and CS Integrated LLC dated February 5, 1999 (incorporated by reference to Exhibit 10.21 filed with the Company’s 1998 Form 10-K on March 17, 1999 (“1998 Form 10-K”))

10.13

Agreement for Purchase and Sale of Assets dated as of March 12, 1999, by and among the Company and the shareholders of Frescala Foods, Inc. (incorporated by reference from Exhibit 2.1 filed with the Company’s 8-K on March 17, 1999)

10.14

Royalty agreement dated July 12, 1999 between Company and Chet’s Gourmet Foods, Inc. for soups (incorporated by reference to Exhibit 10.25, in the Company’s September 26, 1999 Quarterly Report on Form 10-Q filed on November 9, 1999 (“1999 Q3 10-Q”))

10.15

Storage Agreement Manufactured Products dated August 3, 1999 between the Company and Salinas Valley Public Warehouse for storage and handling of Company’s product in Monterey County, California storage facility (incorporated by reference to Exhibit 10.26, filed with the Company’s 1999 Q3 10-Q)

10.16

Commercial Lease dated August 10, 1999 between Company and Salinas Valley Public Warehouse for storage space in Monterey County, California (incorporated by reference to Exhibit 10.27, filed with the Company’s 1999 Q3 10-Q)

10.17

Rental Agreement dated September 6, 1999 between Company and Porter Family Trust for storage space in Monterey County, California (incorporated by reference to Exhibit 10.28 filed with the Company’s 1999 Q3 10-Q)

10.18

Royalty agreement dated September 15, 1999 between Company and Chet’s Gourmet Foods, Inc. for meatball and sauce item (incorporated by reference to Exhibit 10.29, filed with the Company’s 1999 Q3 10-Q)

10.19	Credit Agreement between the Company and Imperial Bank dated August 2, 1999 (incorporated by reference to Exhibit 10.30 filed with the Company’s 1999 Form 10-K on February 18, 2000 (“1999 Form 10-K”))
10.20

Commercial lease dated January 1, 2000 between the Company and PTF for Operating Engineers, LLC for storage space in Monterey County, California (incorporated by reference to Exhibit 10.32, in the Company’s June 25, 2000 Quarterly Report on Form 10-Q filed on August 4, 2000)

10.21

Second Amendment to Credit Agreement between the Company and Imperial Bank dated August 2, 1999 (incorporated by reference to Exhibit 10.33 in the Company’s September 25, 2000 Quarterly Report on Form 10-Q filed on November 6, 2000 (“2000 Q3 10-Q”))

10.22	Fourth Amendment to Credit Agreement between the Company and Imperial Bank dated August 2, 1999 (incorporated by reference to Exhibit 10.36 filed with the Company’s 2000 Form 10-K)
10.23

Fifth Amendment to Credit Agreement between the Company and Imperial Bank dated August 2, 1999 (incorporated by reference to Exhibit 10.39 in the Company’s April 1, 2001 Quarterly Report on Form 10-Q filed on May 7, 2001)

10.24

Lease Extension and Modification Agreement between the Company and Marco Warehouse d.b.a. Salinas Valley Public Warehouse dated September 1, 2001 (incorporated by reference to Exhibit 10.40 in the Company’s September 30, 2001 Quarterly Report on Form 10-Q filed on November 7, 2001)

10.25

Royalty Agreement dated January 18, 2002 between Company and Toscana Foods, LLC for ravioli with unique rough chopped filling (incorporated by reference to Exhibit 10.41 in the Company’s June 30, 2002 Quarterly Report on Form 10-Q filed on August 9, 2002)

10.26

Asset Purchase Agreement dated August 23, 2002 by and among the Company and the shareholders of Emerald Valley Kitchen, Inc. (incorporated by reference from Exhibit 10.42 filed with the Company’s 8-K on August 30, 2002)

10.27

Commercial lease dated August 23, 2002 between the Company and Mel Bankoff for plant, warehouse and office space in Eugene, Oregon (incorporated by reference from Exhibit 10.43 filed with the Company’s 8-K on August 30, 2002)

10.28

Commercial lease dated January 3, 2003 between the Company and Conrad Family Trust for office space in Salinas, Monterey County, California (incorporated by reference from Exhibit 10.44 filed with the Company’s 2002 Form 10-K filed on February 14, 2003)

10.29

Second Lease modification to Commercial lease dated January 1, 2000 between the Company and PTF for Operating Engineers, LLC for storage space in Monterey County, California (incorporated by reference from Exhibit 10.45 filed with the Company’s June 29, 2003 Quarterly Report of Form 10-Q filed on August 7, 2003)

10.30

Agreement for Purchase and Sale of Limited Liability Company Units dated January 28, 2004 by and among the Company and the Unitholders of CIBO Naturals, LLC. (incorporated by reference from Exhibit 2.6 filed with the Company’s 8-K on February 5, 2004 and amended on April 10, 2004)

10.31**	Agreement for Purchase and Sale of OBIC, Inc.’s Limited Liability Company Units dated May 12, 2004 by and among the Company and the Unitholders of CIBO Naturals, LLC.

31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*       Management contract or compensatory plan or arrangement covering executive officers or directors of the Company and its former subsidiary, Upscale Food Outlets, Inc.

** filed herewith