Form 10-K
period 2004-12-26
MONTEREY GOURMET FOODS
filed 2005-03-25
CIK 913032

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON DC  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 26, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

Commission file number 0-22534-LA

MONTEREY GOURMET FOODS, INC.

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

Yes  ☐                  No  ☒

The approximate aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer as of June 27, 2004 was $27,988,000.  The number of shares outstanding of the issuer’s common stock as of March 25, 2005 was 14,392,574.

PART I

ITEM 1.                  BUSINESS

Introduction

Monterey Gourmet Foods, Inc. formerly Monterey Pasta Company (“the Company”) began its business in 1989 as a producer and distributor of refrigerated gourmet pasta and sauces to restaurants and grocery stores in the Monterey, California area.  The Company has since expanded its operations to include a more diversified range of gourmet refrigerated food products, which it provides to grocery and club stores throughout the United States, as well as selected regions in Canada, the Caribbean, Latin America, and Asia Pacific.  The Company’s overall strategy is to enhance the value of the Monterey Gourmet Foods brand by distributing its gourmet food products through multiple channels of distribution, while selectively participating in private label partnerships.

The Company currently produces and markets premium quality refrigerated gourmet pastas, gnocchi, pasta sauces, calzones, prepared foods, salsas, dips, hummus, and polenta, emphasizing superior flavors and innovative products.  It seeks to build brand recognition and customer loyalty by employing a marketing program that focuses on developing multiple points of sale for the Company’s products, and increasing consumer awareness of the Company’s offerings.  The Company markets and sells its products primarily through grocery and club stores.

The Company offers over 250 varieties of contemporary gourmet food products that are produced using the Company’s proprietary recipes.   In 2004, the Company introduced new prepared food items such as the grilled wrapped sandwiches, expanded its line of “quick preparation” gourmet entrées, expanded its distribution of reduced-carbohydrate pastas and sauces and began the introduction of a line of whole wheat pastas.  In 2003, the Company introduced new prepared food items such as lasagna and stuffed manicotti along with a line of reduced-carbohydrate pasta products under the CARB-SMART™ Brand, and several extensions of existing lines.

On January 11, 2005, as a subsequent event, Monterey Gourmet Foods, Inc., Casual Gourmet Foods, Inc., and the shareholders of Casual entered into a definitive agreement for the purchase by Monterey Gourmet Foods of 60% of Casual’s outstanding shares and for the acquisition by Monterey Gourmet Foods of Casual’s remaining shares over the next three years.  Casual, which produces branded gourmet sausages, prepared soups and other food products, is a Florida corporation with headquarters in Tampa, Florida.

In 2004, the Company acquired an 80% interest in CIBO Naturals LLC (“CIBO”), a leading manufacturer of premium sauces and spreads located in Seattle, Washington.  CIBO produces a variety of refrigerated gourmet sauces and spreads including fresh pesto sauces, flavored cheeses, bruschetta toppings and tapenade spreads.  Their products are sold nationally through club stores, supermarket delis and specialty food stores. The CIBO acquisition meets the Company’s strategy for growth in the premium refrigerated foods category.  CIBO, through its “CIBO Naturals” brand, sells unique, high quality products and has developed a strong position in its markets which has great growth potential in both expanded distribution and in new products.

In 2002, the Company purchased the operating assets of Emerald Valley Kitchen (“Emerald Valley”) of Eugene, Oregon, a producer of refrigerated organic salsas, dips, hummus and sauces.  This acquisition marked the Company’s entrance into the rapidly growing organic food business and new items were introduced in 2003 in this line as well.  In 2004, the Company introduced new wrapped sandwiches, baked panninis and whole wheat pasta.

The Company sells its products through leading grocery store chains including Albertson’s, King Soopers, Safeway,  Fred Meyer, Kroger, Raley’s, Trader Joe’s, Wegmans, Dominick’s, Hannaford Brothers, Shop Rite, Jewel and QFC; and warehouse club stores including Costco Wholesale, Sam’s Club, a division of Wal-Mart, and BJ’s.  As of December 26, 2004, approximately 9,600 grocery and club stores offered Monterey Gourmet Foods’ products.

The Company also has a web site, www.montereygourmetfoods.com, to further support its brand by providing both consumer and investor information.  The site provides insight into the Company’s profile, product offerings, financial strength, as well as consumer tips for those interested in gourmet food.

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

Monterey Gourmet Foods was originally incorporated in California in June 1989 and was reincorporated in Delaware in August 1996. The Company’s executive offices and principal facilities are located at 1528 Moffett Street, Salinas, California 93905.  The Company’s telephone number is (831) 753-6262. Investors can obtain copies of the Company’s periodic reports and proxy material from the Company’s website free of charge, as well as from the SEC’s website at www.sec.gov.

This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, that involve substantial risks to the Company, including statements about the Company’s past and present operating losses, the ability to attract and retain qualified management, the impact of inflation, food production risks, dependence on major customers, and marketing and sales risks. Also risks associated with processing and distributing refrigerated food products, changing customer preferences and integration of acquired companies.  In connection therewith, please see the cautionary statements contained herein in “Business Risks” which identify important factors that could cause actual results to differ materially from those in the forward-looking statements.

Industry Overview

The Company believes that the U.S. retail market for refrigerated specialty foods is fragmented and growing.  Although refrigerated pasta products are not new, fresh pasta and pasta sauce were essentially created as a national specialty food category in 1986.

While the market for refrigerated gourmet food products is fragmented, with a large number of national, regional and local competitors, the Company believes that it can be successful in this market by offering higher quality, upscale products with superior flavor profiles.  The Company also believes that it can leverage its existing presence in club stores to gain distribution of its prepared food products.

The organic food business has been growing at a double-digit rate since the 1960s and has now reached over $10 billion in retail sales, according to Organic Trade Associations 2004 Manufacturing Survey.  New Federal standards, under the auspices of the United States Department of Agriculture (“USDA”), were adopted for the industry in October 2002.  The purpose of the new standards was to provide a framework for organic content of product with the use of the USDA seal for those products meeting the “organic” definition (95% organic content), and set standards for product quality and food safety so as to improve the overall strength of the organic foods industry and protect the consumer.  Emerald Valley and other credible producers who meet the standards to be labeled USDA organic will be in an excellent position to participate in the future growth of the industry.  Currently all Emerald Valley products qualify for the USDA designation.  The Company’s future organic offerings will be produced and formulated with the objective of qualifying for the USDA designation.

No assurance can be given that the market for refrigerated gourmet food products will expand further and that space will be made available at the store level to house refrigerated products.  Nor can there be any assurance that current trends in healthy gourmet eating, perception of many of the Company’s products as healthy gourmet eating alternatives, consumer demand for quick meal solutions, or consumer spending levels in the specialty food category will continue in the future.  Additionally, as the Company expands into different geographic regions and new product categories, it may encounter different consumer perceptions, diet trends, attitudes and behavior.  This may adversely impact the Company’s expansion strategy and cause it to incur greater expenses in the promotion of its products.

Strategy

Monterey Gourmet Foods’ overall objective is to become a leading national supplier of refrigerated gourmet food products through distribution of its products to grocery and club stores and through key acquisitions.  The key elements of the Company’s strategy include the following:

•      Expand market share through same-store revenue growth, addition of new grocery and club stores, geographic and product line diversification, including creation of additional meal solutions using Monterey Gourmet Food products.

•      Introduce new products on a timely basis to maintain customer interest and to respond to changing consumer tastes.  In order to maximize its margins, the Company will focus most of its efforts on those new products that can be manufactured and distributed out of its Salinas, California, Eugene, Oregon or Seattle, Washington facilities, and may supplement this effort by selected co-packing arrangements that compliment its existing product lines.

•      Reduce operating costs as a percentage of sales through continual evaluation of administrative and production staffing and procedures.  The Company will consider additional capital improvements at its manufacturing facilities in order to increase production efficiencies and capacities, and to reduce the Company’s cost of goods on a per unit basis.

•      Create brand awareness by communicating to the consumer that Monterey Gourmet Foods provides a healthful and nutritious line of products, and therefore, promote repeat business by reinforcing positive experiences with the Company’s products.

•      Consider the acquisition of other compatible companies or product lines to expand distribution, or the range of product offerings, or to accomplish other synergies where the acquisition will create long-term stockholder value, and be accretive to earnings in the first year.

The Company will continue to direct its advertising and promotional activities to specific programs customized to suit its grocery and club store accounts as well as to reach target consumers.  These will include in-store demonstrations, coupon programs, temporary price reduction promotions, and other related activities. There can be no assurance that the Company will be able to increase its net revenues from grocery and club stores.  Because the Company will continue to make expenditures associated with the expansion of its business, the Company’s results of operations may be affected.

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

Products

The Company produces and markets a variety of gourmet refrigerated pasta; including borsellini, ravioli, tortelloni, tortellini; pasta sauces; panninis; salsas; dips; hummus; and polenta under the Monterey Gourmet Foods, Monterey Pasta, Arthur’s, CIBO Naturals, La Frescala and Emerald Valley Kitchen brands, as well as private labels.  Arthur’s is a mid-priced pasta and sauce label, which was acquired as part of the March 1999 acquisition of San Antonio Texas-based Frescala Foods, Inc. (“Frescala”).  The Emerald Valley Kitchen brand was acquired as part of the Emerald Valley acquisition in August 2002.  For further information, see “Liquidity, Capital Resources, and Business Acquisitions”.

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

The Company’s refrigerated products are packaged predominantly in clear lightweight containers, which reveal the fresh appearance of its products.  Monterey Gourmet Foods presents its products with a colorful logo, distinctive graphics, ingredient information and cooking instructions to communicate the gourmet, fresh and healthful qualities of its products.  All of the Company’s products now feature newly redesigned packaging to maximize shelf impact and generate increased consumer interest in the products, with increased emphasis on quickly informing the consumer about the products.  The Company will continue to emphasize innovative packaging techniques to maximize appeal on the shelf.

The goal of the Company is to introduce new products on a timely and regular basis to increase customer interest and to respond to changing consumer tastes.  There can be no assurance that the Company’s efforts to achieve such a goal will result in successful new products or product lines or that new products can be developed and introduced on a timely and regular basis.  If the Company’s new products are not successful, the Company’s grocery and club store sales may be adversely affected as customers seek new products.

Production

The Company currently produces pasta, pasta sauce and wrapped sandwiches in a 43,700 square foot Monterey County, California facility.  The Company also leases 89,200 square feet of space three miles from the main production facility.  Within this 89,200 square foot facility, the Company has its refrigerated distribution center, a prepared foods manufacturing line and ambient storage  In addition, the Company produces organic salsas, dips, and hummus at its 19,000 square foot organically certified facility in Eugene, Oregon, which was integrated into the business as part of the Emerald Valley acquisition. CIBO Naturals LLC which operates out of a 17,500 square foot facility in Seattle, WA was acquired in 2004. The California facilities are strategically located in one of the largest produce-growing regions in the United States and are near several major vendors and food distributors.  Both California facilities are certified by the USDA and utilize state of the art thermal processing, chilling and packaging processes.  The Company employs a total of approximately 279 persons at all locations, including 63 administrative personnel, eight sales personnel, five drivers, and 203 distribution and production personnel.  For additional information, see “Employees” on page 7.

Refrigerated pasta is manufactured at the California facilities using high quality ingredients such as Extra Fancy Durham wheat, whole eggs or egg whites, fresh and dry herbs and Individually Quick Frozen (“IQF”) vegetables and spices, and cheeses and milk products.  The ingredients are mixed in accordance with the Company’s proprietary recipes.  After filling with fresh and unusual ingredients such as snow crab, spinach, feta cheese, lobster, and other types of specialty cheeses, the pasta products receive a prescribed thermal process, or pasteurization to insure product safety and to preserve flavor, quality and shelf life.  The products are then chilled immediately and packaged in controlled atmosphere trays.  Pasta sauces are mixed and processed in individual batches in accordance with the Company’s proprietary processes and recipes and then directly packed and sealed in plastic containers.  The new “quick preparation” baked products are baked in new rotary tray ovens. After preparation, processing, chilling and packaging, all pasta, baked products, and sauces are kept in cold storage to preserve quality and shelf life. The new grilled wrapped sandwiches are produced with proprietary recipes, hand rolled in a special tortilla, grilled and quickly packaged to preserve flavor, quality and shelf life.

The Company regularly reviews a variety of potential capital projects for the production department and in the past three years has spent approximately $8.6 million on capital improvements. These included significant upgrades and improvements to the pasta production lines, two packaging lines, capacity for chunky ravioli, a new jar sauce filling line, two clean rooms, increased sauce capacity and efficiency, a pizza/calzone line, and boiler and utility upgrades to accommodate capacity increases.  Capital resources were used to improve sauce labeling, borsellini pasta production capability, and upgrade the ingredients blending area.  The new production facility, established during 2003, added approximately 30 percent of additional pasta manufacturing capacity at a cost, including leasehold improvements, of approximately $2.1 million.  Also in 2003, the Company added the ability to produce items in the rapidly growing prepared foods category, and corresponding plant improvement to accommodate these new products. Also added were automated filling equipment that reduced operating costs. Future additions of assets will be evaluated for increased efficiency, flexibility and capacity needs. In 2004, only $.8 million was spent on capital spending.  Of this amount $.25 million was spent at the newly acquired CIBO facility to upgrade its filling and packaging equipment.  Projects completed in 2004 consisted of improved packaging equipment for the new “quick preparation” baked line to improve product quality and consistency, product pouching equipment which allows the company to sell its products in a pouch and other smaller projects to ensure product safety.

Raw Materials

The Company purchases its raw materials from vendors throughout the United States and the world, although over 90% by dollar volume comes from domestic sources, and the majority of the domestic ingredients come from California.  Vendor selection is based on ability to meet specifications and pricing, in that order.  Because the ingredients are agricultural products the Company uses a combination of contracts which are one year or less in duration, as well as open market purchases to minimize the pricing risks and uncertainty of supply.  The Company does have one long-term contract with its liquid nitrogen provider which expires November 30, 2007.

The most important ingredients used are dairy-based ingredients, eggs, flour, cooked seafood, cooked chicken and other meats, spinach, basil, and spices.  Management is unaware of any current restrictions or other factors that would have a material adverse effect on the availability of these raw materials.  The Company’s purchasing policies are designed to provide more than one credible source for all ingredients.  In 2004, the Company experienced higher than normal raw material costs in protein and dairy based ingredients.  Higher raw material costs have impacted gross margin by approximately 3% when compared to 2003.

Distribution

The Company’s success depends upon an effective system of distribution for its products.  In Northern California, the Company maintained three direct store delivery (“DSD”) routes to deliver its products to approximately 140 stores until February 2005 when these routes were transferred to a more cost efficient outside distributor. The Company also delivers products directly to warehouses for several Northern California chains.  To distribute its products to other customers and other parts of the country which is over 90% of its business, the Company uses common carriers.  The dependence on other companies for delivery of its products poses a risk to the Company.  While the common carrier method of delivery has been reliable and available at acceptable rates thus far, there can be no assurance that the Company will continue to be able to negotiate acceptable freight rates in the future and that delivery will not be disrupted for reasons including, but not limited to, adverse weather, natural disasters or labor disputes in the trucking industry.  During 2004, fuel costs increased compared to 2003 and impacted the Company’s operating margin in 2004.

Grocery Chain and Club Store Sales

Monterey Gourmet Foods sells its products to chain grocery and club stores with the approximate number of stores at each year-end listed below:

	Number of Stores Carrying Monterey Gourmet Foods Products
	2002	2003	2004
Retail Grocery Stores	7,780	7,940	8,500
Club Stores	920	1,060	1,100
Total	8,700	9,000	9,600

The Company has two customers that represent more than ten percent of net revenues.  Net revenues are detailed as follows:

	2002	2003	2004

Costco Wholesale	43%	34%	36%
Sam’s Club (including Wal-Mart Supercenters)	31%	32%	24%
All other customers	26%	34%	40%

Total	100%	100%	100%

The Company currently sells its products to eight separate US Costco regions, Mexico and Canada which make purchasing decisions independently of one another.  These regions re-evaluate, on a regular basis, the products carried in their stores.  During 2003, Costco made a decision to reduce the number of items that it offers to its members, which caused a reduction in the number of items that the Company sold to Costco during 2003 and 2004. There can be no assurance that these Costco regions will continue to offer Monterey Gourmet Foods products in the future or continue to allocate Monterey Gourmet the same amount of shelf space. The Company currently supplies its products to approximately 458 Sam’s Club stores. Purchasing decisions for these affiliates are made at the company headquarters with input from the store level.  During the 4th quarter, 2004 Sam’s Club implemented an item reduction program which reduced the number of items that the Company is currently selling to Sam’s Club and correspondingly has reduced the amount of shelf space for the Company’s products.  While the Company is in the seventh year of its relationship with Sam’s Club, there can be no assurance that Sam’s Club stores will continue to carry its products.  On February 2, 2004 the Company announced that approximately 1,100 Wal-Mart Supercenters discontinued its private label pasta and sauce program which the Company had been making since 2002.  Wal-Mart Supercenter’s private label business represented $2,823,000, $3,490,000 and $147,000 of Net Sales in 2002, 2003 and 2004, respectively.  The loss of either Costco or Sam’s could materially and adversely affect the Company’s business operations.

During 2002, 2003 and 2004 net revenues to foreign customers represented 3.0%, 3.4% and 3.4% of total net revenues, with Canada and Mexico accounting for over 92% of those sales, and the remainder going to Asia Pacific.

Marketing

The Company’s marketing strategy is to create and sell innovative premium quality products in the categories in which it competes and to communicate to consumers that Monterey Gourmet Foods provides a gourmet quality nutritious line of products and to promote repeat business by reinforcing positive experiences with the Company’s products.  The Company’s approach includes the introduction of new products on a timely basis to increase customer interest and to respond to changing consumer tastes.  Additionally, the Company will continue to expand its sales into those geographic regions that will best support the purchase of the Company’s upscale premium grade products.

Competition

The Company’s business is subject to significant competition.  The fresh pasta and pasta sauce industry is highly competitive and is dominated by two very large multinational companies, Nestle, with its Buitoni® brand, and Kraft, with its DiGiorno® brand.  There are also a number of regional competitors, such as Olivieri® owned by Maple Leaf Foods of Toronto, Ontario, Canada and Valley Fine Foods, Benicia CA.  Multinational competitors have significantly more brand name recognition, marketing personnel, and cash resources than the Company.  Moreover, competition for shelf space in club and grocery stores is intense and poses great difficulty for smaller food companies.

The Company has developed several products for which there is limited competition currently in the refrigerated sector including borsellini, whole wheat pasta, low carbohydrate pasta, wrapped sandwiches and quick preparation gourmet entrees.  Management will continue to try to produce distinctive products, which fill specific niches where there is little or no national competition.

Competitive factors in the refrigerated food market include brand awareness, product quality and taste, perceived healthfulness, price and availability of grocery and club store shelf space. The Company’s prices are slightly higher than most of its competitors’ prices on most items due to higher quality ingredients and the overall premium quality of its product line.  The Company believes the excellent quality, taste and perceived healthfulness of its products are superior to that of most of its competitors.  The Company also believes that the quality of its products and the variety of its product lines provide a competitive advantage over many companies which market more traditional products.

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

Employees

As of December 26, 2004, the Company employed a total of 279 persons at all locations, including 63 administrative personnel, eight sales personnel, 2 drivers, 3 driver/salesmen and 203 distribution and production personnel.  None of the Company’s employees are represented by a labor union and the Company believes its relations with its employees are good.

Trademarks and Service Marks

The Company has registered the “Monterey Gourmet Foods”, “Monterey Pasta Company”, “CIBO Naturals” names and corresponding logo design with the United States Patent and Trademark Office.  There can be no assurance that competitors will not adopt similar names or logo designs outside the protection of the Company’s trademark registration. In March of 1999, the Company acquired the right to use the “Arthur’s” label with its acquisition of the Frescala Foods, Inc. business.  In December 2000, it acquired the right to use the “Nate’s” label through its acquisition of the Nate’s polenta business (See “Liquidity, Capital Resources, and Business Acquisitions,” page 13). In January 2001 the Company applied for registration with the United States Patent and Trademark Office for the “Borsellini” trademark name currently used for its filled pasta of the same name.  Additionally, In November 2001, the United States Patent and Trademark Office approved the “Homestyle-Fresh” trademark currently used in the Company’s soup line.  Also the Company acquired the rights to three unregistered trademarks, “La Frescala”, “Isabella’s Kitchen”, and “Emerald Valley Organics”, as part of acquisitions of businesses.

ITEM 2.                  PROPERTIES

During 2003, the Company leased an additional 41,300 square feet of space at its offsite distribution complex to accommodate plant expansion and to provide for future growth.  The added space has been only partially developed with two new production lines brought on-line in the second quarter of 2003.  The Company now leases approximately 133,000 square feet in Salinas, California, comprised of 43,700 at its headquarters facility and 89,200 at its distribution facility three miles from its headquarters. The headquarters facility is dedicated to manufacturing operations, offices and its test kitchen.  The distribution complex is comprised of 19,800 feet of refrigerated cold storage, 2,100 square feet of office space, 26,000 square feet of ambient storage, and the new lease for 41,300 sq. ft., which is dedicated to production space and storage, with approximately 8,000 square feet currently used for production. The current production facilities/headquarters lease expired in October 2004.  The Company and the landlord have agreed to a ten year extension of the current lease at current fair-market value.  The fair-market value is being determined by a real estate appraiser in the area.  The fair market value is likely to create a significant increase in rent for the Moffett Street facility. The lease for the distribution center and adjacent production and storage facilities expires in June 2007 with two five-year renewal options.

On January 2, 2003 the Company entered into a three-year lease for an additional 1,200 square feet of office space next door to its headquarters facility in Salinas, California.  The lease commenced March 1, 2003 and expires February 28, 2006. In 2004, the Company announced the purchase of an 80% interest in CIBO Naturals LLC which operates out of a 17,500 square foot leased facility in Seattle, WA which expires in May 2005 which is in the process of being extended for an additional three years.

The Company acquired a lease for the 19,000 square foot production facility and offices as part of its acquisition of Emerald Valley.  The lease expires December 31, 2007, with three five-year renewal options.

Management feels that its facilities are adequate to support sales growth for at least 24 months unless an acquisition is made.  Most of its facilities are only operating one shift per day and only running five days per week.

ITEM 3.                  LEGAL PROCEEDINGS

There are no material legal proceedings pending to which the Company is a party or to which any of its property is subject.  The Company is a party to ordinary routine litigation incidental to the Company’s business.

On February 18, 2004, a complaint was filed by BC-USA, Inc. dba Bongrain Cheese USA against the Company, James M. Williams, its Chief Executive Officer, and CIBO Naturals, LLC in the King County Superior Court, State of Washington.  Mr. Williams was Chief Executive Officer of Bongrain Cheese USA prior to his employment by the Company.  The complaint pled several causes of action based principally upon an allegation that Mr. Williams, by participating in the acquisition of CIBO by the Company, breached agreements between himself and Bongrain Cheese USA. The complaint asked for preliminary and permanent injunctive relief enjoining the defendants from using or disclosing confidential, proprietary or trade secret information of Bongrain Cheese USA, plus unspecified damages.  In July 2004, the Company entered into a confidential settlement to avoid future litigation and legal costs.  For 2004, the Company expensed $248,000 of costs associated with this litigation.

The Company incurred legal fees in defending past lawsuits. During 2004, the Company paid $497,000 net of insurance reimbursement to settle all lawsuits and to pay for legal defense and legal advice.

ITEM 4.                  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to vote of the security holders during the fourth quarter of 2004.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock

The Company went public on December 7, 1993.  Since that date, the Company’s Common Stock has traded on the NASDAQ National Market System under the symbol “PSTA.”  The following table sets forth for the periods indicated the high and low sales prices of shares of the Common Stock on the NASDAQ National Market System.

Fiscal year 2003:	High	Low
First quarter	$4.99	$2.93
Second quarter	4.90	2.99
Third quarter	5.05	3.55
Fourth quarter	4.13	3.31

Fiscal year 2004:	High	Low
First quarter	$4.11	$3.33
Second quarter	3.81	3.32
Third quarter	3.64	2.90
Fourth quarter	3.61	3.08

As of February 6, 2005, there were 227 stockholders of record of the Common Stock and approximately 4,600 investors with shares in street name.

Dividend Policy

The Company has not paid any cash dividends to Common stockholders since 1997.  The Company’s line of credit currently prohibits the payment of dividends.  In addition, the Company intends to retain future earnings in its business and does not anticipate paying cash dividends on the outstanding Common stock in the near future.

Equity Compensation Plan

The information regarding stock plans approved by Shareholders and not approved by Shareholders required by this Item is incorporated by reference and is found in the “Notes to Financial Statements” attached to the Financial Statements within this document.

ITEM 6.                  SELECTED FINANCIAL DATA

The following table sets forth consolidated financial data for the Company.  These data should be read in conjunction with the consolidated financial statements and related notes included elsewhere in Form 10-K.

	Years Ended
	2000	2001	2002	2003	2004
	(dollar amounts in thousands except share and per share data)

Consolidated Statements of Operations Data:
Net revenues	$46,090	$56,987	$61,679	$60,490	$62,491
Gross profit	16,615	20,518	22,262	18,569	16,468
SG&A	10,494	13,282	15,654	17,161	18,224
Operating income (loss)	6,121	7,236	6,540	1,408	(1,761)
Net income (loss)	6,141	4,429	9,491	1,035	(1,344)

Basic net income per common share	$0.46	$0.33	$0.68	$0.07	$(0.09)
Diluted income per common share	$0.44	$0.31	$0.65	$0.07	$(0.09)

Weighted average basic shares outstanding	13,222,062	13,491,177	14,039,902	14,206,627	14,343,386
Weighted average diluted shares outstanding	13,835,384	14,254,248	14,664,762	14,414,931	14,343,386

	Years Ended
	2000	2001	2002	2003	2004
	(dollar amounts in thousands except share data)

Consolidated Statements of Income Data as Percent of Net Revenues
Net revenues	100.0%	100.0%	100.0%	100.0%	100.0%
Gross profit	36.0%	36.0%	36.1%	30.7%	26.4%
SG&A	22.8%	23.3%	25.4%	28.4%	29.2%
Operating income (loss)	13.3%	12.7%	10.6%	2.3%	(2.8)%
Net income (loss)	13.3%	7.8%	15.4%	1.7%	(2.2)%

Consolidated Balance Sheet Data:
Working capital	$9,799	$14,934	$16,880	$16,704	$7,753
Total assets	$25,189	$31,596	$43,799	$44,204	$46,873
Total debt and capital lease obligations	$73	$49	$17	$3	$2,390
Stockholders’ equity	$21,663	$27,981	$38,941	$40,035	$39,216

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read in conjunction with the financial statements and related notes and other information included in this report.  The financial results reported herein do not indicate the financial results that may be achieved by the Company in any future period.

Background

Monterey Gourmet Foods was incorporated in June 1989 as a producer and wholesaler of refrigerated gourmet pasta and sauces to restaurants and grocery stores in the Monterey, California area.  The Company has since expanded its operations to provide a variety of gourmet refrigerated food products to grocery and club stores throughout the United States, selected regions in Canada, the Caribbean, Latin America and Asia Pacific.  The Company’s overall strategic plan is to enhance the value of the Monterey Gourmet Foods brands by distributing its gourmet products through multiple channels of distribution.

The Company’s product distribution to grocery and club stores increased from approximately 25 stores as of December 1989, to approximately 9,600 stores by December 26, 2004.  During recent years the Company added retail and club distribution through internal growth and through the Frescala Foods, Nate’s, Emerald Valley and CIBO acquisitions. Also in 2004, the Board of Directors unanimously approved a resolution to change the name of the Company to Monterey Gourmet Foods, Inc.  The name change was made to define the Company’s strategic direction more accurately. The name change also announces to the investor community, our customers and consumers, our strategic direction to become more than just a pasta company.

In 2004 the Company launched two new product lines outside its core pasta/sauce business, including Gourmet Refrigerated Entrees, such as Seafood Lasagna and Pasta Primavera, and Grilled Wrap Sandwiches, featuring a Garlic Chicken Wrap and a Chicken Ranchero Burrito. Over the past two years, the Company also completed two acquisitions outside its pasta business: Emerald Valley Kitchen (September, 2002), a Eugene, Oregon based manufacturer of organic dips and salsas, and CIBO Naturals (January, 2004), a maker of sauces, dips and spreads.  The Company believes that the gourmet food segment is growing rapidly as time-starved consumers seek high quality quick-meal solutions and Monterey Gourmet Foods, with its staff of senior chefs and its flexible manufacturing facilities, is well positioned to bring new products to these consumers.

The success of the Company’s efforts to increase revenue will depend on four key factors: (1) whether grocery and club store chains will continue to increase the number of their stores offering the Company’s products, (2) whether the Company can continue to increase the number of grocery and club store chains offering its products, (3) continued introduction of new products that meet consumer acceptance and (4) whether the Company, by diversifying into other complementary businesses through new product offerings or acquisitions can leverage its strengths and continue to grow revenues at levels attractive to its investors.  Grocery and club store chains continually re-evaluate the products carried in their stores, and no assurances can be given that the chains currently offering the Company’s products will continue to do so in the future or that such chains will not reduce the number of stores carrying the Company’s products.  During 2003, Costco chose to reduce the number of items it carries, which caused a reduction of sales from the Company to Costco. In late 2004, Sam’s Club has also begun an SKU (Stock Keeping Unit) reduction project which may impact the Company’s sales in 2005.

The Company believes that access to substantially greater capital resources, increased sales to offset higher fixed overhead, coupled with continued reduction of its administrative and production costs as a percent of sales revenue, will be key requirements in the Company’s efforts to enhance its competitive position and increase its market penetration.  In order to support its expansion program, the Company continues to develop new products for consumers and revised advertising and promotional activities for its retail grocery and club store accounts. There can be no assurance that the Company will be able to increase its net revenues from grocery and club stores.  Because the Company will continue to make expenditures associated with the expansion of its business, the Company’s results of operations may be affected.

Operations for 2002, 2003 and 2004

Net revenues were as follows:

	Years Ended
	2002	2003	2004

Net Revenues	$61,679	$60,490	$62,491
Percent Change in Net Revenues from prior year	8%	(2)%	3%

The change in net revenues is mostly a result of changes in shipping product and only a small portion is a result of price changes for the Company’s products. In 2004, the Company announced that approximately 1,100 Wal-Mart Supercenters discontinued its private label refrigerated pasta and pasta sauce program which the Company was making since 2002.  The Company does not sell any other products to Wal-Mart Supercenters.  Wal-Mart Supercenter’s private label business represented $2,823,000, $3,490,000 and $147,000 of Net Sales in 2002, 2003 and 2004, respectively.  Additionally, popular diet trends in the United States impacted the overall consumption of pasta which negatively impacted sales.  Sales to Costco’s continued to be impacted by Costco’s SKU reduction and also from competitor inroads.  Sales to Costco were $22.8 million in 2004.  During 2004, Monterey Pasta branded retail sales of pasta items grew by 1% inspite of a decline in the overall pasta category, reflecting on the Company’s focus on this distribution channel.

The 2003 sales decline of 2% is a result of a sales decline at Costco of 23.9% for the year.   At the beginning of 2003, Costco made a decision to reduce the number of items that it offers to its members, which caused a reduction in the number of items that the Company sold to Costco during 2003. Costco’s decision to reduce the number of items purchased from the Company by approximately 50% resulted in a reduction of sales to Costco of $6,521,000 when comparing 2003 sales to 2002.  The Company has embarked upon a diversification strategy which included the acquisition in 2002 of Emerald Valley Kitchens and in 2004 of CIBO Naturals, LLC. The table below represents the percent of net revenues these two acquisitions represent:

	Years Ended
	2002	2003	2004
Percent of net revenues from recent acquisitions	2.3%	7.0%	24.9%
All other net revenues	97.7%	93.0%	75.1%

Total	100.0%	100.0%	100.0%

Gross profit and gross margin were as follows:

	Years Ended
	2002	2003	2004
Gross profit	$22,262	$18,569	$16,468
Gross margin percent	36.1%	30.7%	26.4%

In 2004, the gross margin declined compared to 2003.  The decline is a result of higher raw material costs which the Company was not fully able to pass along to its customers, a decline in pasta sales of 22% which increased fixed costs as a percent of sales, higher workers compensation costs, and new product introductions start up costs, including label development, USDA approvals, and product development costs.  As a consequence of lower pasta sales and raw material higher costs, in 2004, management reorganized its production and plant overhead workforce which reduced the number of employees at the Company by approximately 15%. Since that time additional reduction in workforce both in the plant and in general overhead has taken place.  Currently, the Company has reduced its California work force by 33% compared to the same time in 2003.  Other initiatives that have been implemented have reduced the Company’s packaging costs, offset increased freight costs, lowered general and administrative costs, and minimized the impact of higher raw material costs.  These projects were done in an effort to reduce processing costs and increase margins.  The impact of these changes on the Company’s gross profit is difficult to quantify because of its sensitivity to volume through the plant.

The gross profit decline in 2003 compared to 2002 was a function of increased fixed costs in anticipation of increased sales which have not grown at the level expected, increased costs involving the development and design of new packaging, and higher costs associated with the new packaging concept. The Company charged to costs or expense $510,000 and $550,000 in 2003 and 2004 respectively, of obsolete packaging inventory. In addition,  the rapid rollout of the new package to the Company’s second largest club store customer, where the customer chose to deplete from its shelves the inventory of the old packaging before ordering product in the new packaging, caused expenses to exceed expectations.  This caused a dramatic slowdown in production followed by rapid production causing high expenditures all of which contributed to the decline in gross margin.

Selling, General and Administrative expenses (“SG&A”) were as follows:

	Years Ended
	2002	2003	2004
SG&A Expense	$15,654	$17,161	$18,224
SG&A Expense as a percent of net revenues	25.4%	28.4%	29.2%

The increases in 2004 compared to 2003 were related to increased marketing costs related to the introduction of new products, increased freight costs due to fuel surcharges and reduced volume on each truck due to reduced club salesand the addition of expenses associated with operating the CIBO business.  These increases were offset by reduction in staffing during the year of approximately 100 employees.  The 2003 increase over 2002 is a result of  additional staffing in the sales and marketing area, increased freight cost due to fuel surcharges and less efficient loads related to increased retail sales, and increased marketing and selling costs attributable to spending levels geared to higher sales growth expectation than was achieved during the year. Demonstration costs, paid to outside vendors as a percent of Net Sales are 8.3%, 9.1%  and 8.1% for the years 2002, 2003, and 2004, respectively.

Depreciation and amortization expense, included in cost of sales and SG&A increased to $2,510,000 or 4.0% of net revenues in 2004 compared to $2,082,000, or 3.4% of net revenues in 2003, and  $1,720,000 or 2.8% of net revenues in 2002.  The increases over the past two years relate primarily to capacity expansion and equipment upgrades in the Salinas, California production facilities that occurred in 2002 and 2003, the addition of Emerald Valley Kitchen and CIBO Naturals businesses. Amortization of intangible assets as a result of acquisitions was $482,000 in 2004, $243,000 in 2003 and $127,000 in 2002. See “Liquidity, Capital Resources and Business Acquisitions”, page 13.

Net interest expense for 2004 was $130,000, compared to net interest income of $71,000 in 2003 and income of $110,000 in 2002.  The interest expense in 2004 is attributable to the bank loans needed for the CIBO Naturals acquisition and the subordinated debt remaining on the CIBO Naturals balance sheet.  The 2003 and 2002 interest income was generated from investment in short-term money funds from operating cash flow in the absence of bank debt.

Income tax benefit (expense) for 2004, 2003 and 2002 was $505,000, $(444,000), and $2,838,000, respectively.  Income taxes for 2004 reflect a deferred tax credit of $505,000 or 27% of pretax loss.  The 2003 tax expense was $444,000, or 30.0% of pre-tax income.  During 2002,  $5,196,000 of net operating loss carryforwards (“NOLs”) not previously reserved were released and offset against income tax since, after a comprehensive study of the nature of the NOLs and their likelihood of being utilized, management concluded that it was more likely than not that they would be utilized.  This benefit, together with permanent differences and other current tax effects resulted in a net income tax benefit of $2,838,000 for 2002.  Utilization of these NOLs and other deferred tax assets offset substantially all of the cash federal income taxes otherwise payable for 2002 and 2003.

Additionally, the Company realized additional tax benefits as a result of the exercise of non-qualified stock options and the exercise and subsequent sale of certain incentive stock options or disqualifying dispositions in 2004, 2003, and 2002. For financial reporting purposes, any resulting reduction in actual income tax obligations as a result of these disqualifying dispositions is credited to additional paid-in capital.  See “Liquidity, Capital Resources and Business Acquisition: Deferred Tax Assets” on page 13, and Note 10 to the consolidated financial statements on page 45.

Liquidity, Capital Resources, and Business Acquisitions

During the twelve months ended December 26, 2004, $1,898,000 of cash was provided by the Company’s operations, compared to $1,511,000 provided in 2003 and $9,494,000 in 2002.  The 2004 net loss of $1,344,000 plus depreciation and amortization of $2,510,000, reduced accounts receivable, inventory and prepaid expense balances totaling $1,543,000 were offset by a decrease in current liabilities of $314,000 and an increase in deferred income taxes of $557,000 all combined to generate cash for the year. The 2004 increase in cash provided by operations compared to 2003 is a result of additional depreciation and amortization and improved balance sheet management.

As of December 26, 2004, the Company has a credit facility, which was renegotiated in August 2001 and has been renewed each year for $10.0 million in aggregate borrowings which had been unused until January 2004 when the Company purchased an 80% interest in CIBO Naturals LLC.  The facility consists of $1.5 working capital line of credit and an $8.5 million non-revolving term loan.  The $1.5 million working capital portion of the facility is priced at LIBOR, plus 200 basis points.  The working capital commitment expires October 31, 2005.  As of December 26, 2004, the Company was using approximately $1.5 million of the non-revolving term facility and has a total of $8.5 million remaining in the combined facilities for its use. The $8.5 million non-revolving term portion of the facility pricing is at either prime rate or LIBOR plus premiums 225 basis points over LIBOR.  The term loan facility is subject to annual review and bank approvals must be obtained before funding.  The Company is required to pay $62,500 principal payment per month plus interest on the non-revolving term loan.

Subsequent to the year end, on January 11, 2005, the Company borrowed an extra $5 million from Comerica Bank in order to fund the acquisition of Casual Gourmet Foods.  See Notes 15 to the Financial Statements.  As part of the new financing, the entire credit facility was revised.  The Company now has a $2.0 million dollar working capital line of credit against which a letter of Credit in the amount of $1,000,000 is issued in favor of an insurance company to support a deductible worker’s compensation program initiated by the Company on January 1, 2003 and continuing into 2005.  The loan covenants have been changed to reflect the additional borrowing.

The Company finances its operations and growth primarily with cash flows generated from operations. Access to capital provides the Company with flexible working capital, which occasionally may be needed in the normal course of business, and the opportunity to grow the business through acquisitions or develop the existing infrastructure through capital investment

In addition to operating cash flows, the Company also received cash proceeds of $990,000, $58,000 and $470,000 from the exercise of employee stock options and sales of stock under the Company’s stock purchase Plan during 2002, 2003, and 2004, respectively.

Cash balance at the end of 2004 was $569,000 compared with $5,285,000 in 2003.  The cash from operations in 2004, cash balances on hand and part of the non-revolving bank loan was used to purchase an 80% interest in CIBO Naturals LLC. Purchases of equipment were kept to a minimum during the year.  Over half of the equipment spending was to finish projects started in 2003.

The cash from operations in 2003 and cash balances from the prior year were used primarily to purchase $3,029,000 of plant and equipment during the year.  In 2003, the Company added the ability to produce items in the rapidly growing prepared foods category, including a lasagna line and corresponding plant improvement to accommodate these new products. Also added were automated filling equipment that reduced operating costs of the Company.  Many other smaller projects were completed to support growth, improve processes, support administrative systems, or assist in compliance issues.

The cash from operations in 2002, combined with the cash proceeds from stock sales and option exercises and accumulated cash balances, was used principally to fund $4.8 million of plant expansion and improvement projects, and to fund the $5,744,000 in cash paid for the acquisition of the operating assets and inventory of Emerald Valley, and acquisition related costs of $188,000.  The capital projects funded in 2002 included approximately $2.1 million for a plant expansion at the Company’s Salinas distribution center.  Other significant projects included a new jar line for sauce packing, a new chunky ravioli line, a new pasta packing line and labeler, a spiral chiller, and an electrical upgrade improved packaging equipment.

The Company anticipates capital expenditures in 2005 to be approximately $1.0 million which is slightly more than that spent in 2004.  All future capital expenditures are expected to be funded with a combination of cash flow from operations or the use of the Company’s line of credit.

Management believes that cash on hand of $569,000 at December 26, 2004, projected 2005 cash flows from operations, and availability under the bank credit facility,  less the funds used to purchase 60% interest in Casual Gourmet Foods, is sufficient to fund working capital needs, expected Company growth, and anticipated capital expenditures during 2005. Additional financing arrangements will need to be found if the Company makes further acquisitions.

Contractual Obligations

The Company has no raw material contracts exceeding one year in duration.  However, it does have one long-term contract with its liquid nitrogen provider, which expires November 30, 2007. In addition, the Company leases production, warehouse and corporate office space as well as certain equipment under both a month-to-month and non-cancelable operating lease agreement.  Most building leases have renewal options and all include cost of living adjustments.  The Company’s President and Chief Executive Officer accepted employment with the Company commencing October 1, 2002 pursuant to terms set forth in a letter from the Company, a copy of which is filed as Exhibit 10. The following table summarizes the estimated annual obligations.

	Payments due by period
Contractual Obligations (in Thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt	$2,390	$750	$640	$175	$825
Capital lease obligations	18	7	11	—	—
Operating leases	7,639	1,182	2,112	1,151	3,194
Purchase obligations	2,302	695	1,607	—	—
Total	$12,349	$2,634	$4,370	$1,326	$4,019

The Company has commitments for leased manufacturing, warehouse and office space that range from three years to 10 years.  See discussion in item 2 titled “Properties”.

In addition, the Company has a $1,000,000 standby letter of credit in favor of an insurance company for the Company’s self-funded workers compensation program which will expire on December 31, 2005.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that are material to its financial position or results of operations.  See Notes to the Consolidated Financial Statements for information regarding capitalized leases and operating leases.

Business Acquisitions

On August 23, 2002, the Company purchased the operating assets and inventory of Emerald Valley Kitchen, Inc. a Eugene, Oregon based producer of organic fresh salsas, dips, hummus, and sauces with over 90% retail chain distribution. The Company considered this purchase an opportunity to enter the rapidly growing organic food market.  The consideration to the sellers consisted of $5,744,000 in cash.  Additionally, the Emerald Valley Kitchen owners are eligible to receive an earn-out based upon Emerald Valley Kitchen Earnings before Interest, Taxes, Depreciation, and Amortization (“EBITDA”) above predetermined levels, calculated annually at the end of the first five years after the acquisition date.  The Company paid $79,000 and $59,000 in 2003 and 2004, respectively, as a result of the earn-out.  Funding for the transaction came from existing cash balances.

The Company announced on January 28, 2004 the acquisition of controlling interest in CIBO Naturals, LLC (“CIBO”), a leading manufacturer of premium sauces and spreads located in Seattle, Washington.  The Company paid CIBO and its members $6.0 million cash for 80% of CIBO and loaned CIBO $1.0 million.  Additionally, the acquisition agreement provides for the purchase of the remaining 20% ownership after four years at a predetermined calculation based on earnings before taxes.  The cash to fund the acquisition came partly from the Company’s cash balances and from its credit facilities.  On May 12, 2004, the Company purchased for

$316,500 (but without any earn-out provision) the entire remaining holdings of one of the minority members of CIBO.  This additional acquisition increased the Company’s interest in CIBO to 84.5%.

CIBO produces a variety of refrigerated gourmet sauces and spreads including fresh pesto sauces, flavored cheeses, bruschetta toppings and tapenade spreads.  CIBO’s products are sold nationally through club stores, specialty food stores, and regionally in supermarket delis. CIBO fits well with the Company’s growth strategy in premium refrigerated foods.  CIBO through its “CIBO Naturals” brand sells unique, high quality products and has developed a strong market position which the Company believes has growth potential in both expanded distribution and new products.

On January 11, 2005, the Company closed an agreement to purchase for $6,000,000 in cash, 60% of the outstanding shares of Casual Gourmet Foods, Inc., a Tampa, Florida corporation (“Casual”), with a commitment to acquire Casual’s remaining shares over the next three years. Casual produces branded gourmet sausages, prepared soups and other food products.

This acquisition pursues the Company’s growth strategy in the specialty premium refrigerated food category. Casual’s flavorful, lower fat, low-calorie sausages and burgers fit well with today’s consumer interest in unique and healthy food choices. Casual’s sausage products are positioned in the fast growing “healthy gourmet” segment of the large cooked sausage category, and its refrigerated, fully cooked soups cater to the time conscious consumers who desire premium gourmet meal options. Like the Company, Casual competes in the refrigerated sections in club and retail food store channels. The Company envisions expanding the existing Casual brand, developing new products, and increasing distribution in club, retail, and potentially other channels.

Quantitative and Qualitative Disclosure About Market Risks

Certain characteristics and dynamics of the Company’s business and of financial markets generally create risks to the Company’s long-term success and to predictable quarterly results.  These risks include:

•      No Assurance of Continued Profitability.  In the second quarter of 1994, the Company reported its first operating loss from continuing operations.  Subsequent to that quarter the Company incurred losses through the first quarter of 1997, after which it regained profitability, which continued through twenty-five consecutive quarters until losses were recorded in the third, fourth quarters of 2003 and the first and second quarters of 2004.  The Company is reporting a loss for the entire year of 2004.  At December 26, 2004 the Company had an accumulated deficit of $5,901,000.  There can be no assurance that the Company will generate profits in the short or long term.

•      Liquidity:  Need for Additional Capital.  Management believes that its current cash balances, operations, and existing bank lines of credit will provide adequate liquidity to meet the Company’s planned capital and operating requirements for normal operations and capital expenditures through the 2005 calendar year.  See Notes to the financial statements for a description of the credit facility.  If the Company’s operations do not provide cash sufficient to fund its operations, and the Company seeks outside financing, there can be no assurance that the Company will be able to obtain such financing when needed, on acceptable terms, or at all.  In addition, any future equity financing or convertible debt financing could cause the Company’s stockholders to incur dilution in net tangible book value per share of the Company’s Common Stock.

•      Hiring and Retention of Key Personnel.  The success of the Company depends on its ability to retain key executives, and to motivate and retain other key employees and officers. CEO James Williams joined the Company in October 2002 and Mr. Scott Wheeler became CFO in October 2003.  The Company currently has a key man insurance policy with a face amount of $500,000 for James Williams, President and CEO.  There can be no assurance that key management will remain stable; significant management turnover could disrupt the Company’s operations with consequent adverse effect on the business.

•      Impact of Inflation.  The increased cost of dairy ingredients had a material inflationary impact on the Company’s operations during 2004.  Protein items such as chicken also increased over 30% over previous year’s costs.  Freight rate increases related to fuel surcharges impacted 2004 and 2003.  Medical benefits continued to increase at rates higher than the consumer price index. Potential increases in labor, employee benefits, freight, ingredients and packaging, rents and other operating expenses, as well as increases in dairy ingredients could adversely affect the Company’s profitability in future periods.  The Company cannot predict whether such increases will occur in the future or their magnitude if they do.

•      Risks Inherent in Food Production.  The Company faces all of the risks inherent in the production and distribution of refrigerated food products, including contamination, adulteration, spoilage, and the associated risks of product liability litigation, which may occur even with an isolated event.  Although the Company has modern production facilities, and has obtained USDA approval for them, and employs what it believes are the necessary processes and equipment in order to insure food safety, there can be no assurance that the Company’s procedures will be adequate to prevent the occurrence of such events. On January 31, 2005, Monterey Gourmet Foods has issued a voluntary recall for CIBO Naturals Portabella Mushroom Grande Ravioli due to the undeclared presence of lobster meat, a known allergen. Some units of CIBO Natural’s Atlantic Lobster Ravioli were inadvertently labeled as Portabella Mushroom Ravioli.  Persons who have an allergy to lobster meat are at risk of a serious and possibly life threatening reaction if they consume this product.

•      Dependence on Major Customers.  During 2004, two of the Company’s customers, Costco and Wal-Mart, Inc including its subsidiary, Sam’s Club, accounted for 36% and 24%, respectively, of the Company’s total revenues.  The Company currently sells its products to eight separate US Costco regions and its international regions which currently make purchasing decisions independently of one another.  These regions re-evaluate, on a regular basis, the products carried in their stores. There can be no assurance that these Costco regions will continue to offer the Company’s products in the future or continue to allocate Monterey Pasta the same amount of shelf space.  On February 2, 2004 the Company announced that Wal-Mart Supercenters discontinued its private label refrigerated pasta and pasta sauce program. The Company does not sell any other products to Wal-Mart Supercenters.  During 2003 the Company sold $3,490,000 to Wal-Mart Supercenters and only $147,000 in 2004.  There can be no assurance that Sam’s Club will continue to carry the Company’s products.  Loss of either of these customers, Costco or Sam’s Club, or a significant further reduction in sales to either, would have a material adverse effect on the Company.  Additionally, liberalized pricing or allowance terms would create downward pressure on gross margins.

•      Changing Consumer Preferences.  Consumer preferences change, sometimes quickly, and the success of the company’s food products depends on the company’s ability to identify the tastes and dietary habits of consumers and offer products that appeal to their preferences.  The Company introduces new products and improved products, and incurs development and marketing costs associated with new products.  If the Company’s products fail to meet consumer preferences, then the Company’s strategy to grow sales and profits with new products will be less successful.  Recent attention to low carbohydrate diets by certain segments of the U.S. population has affected the consumption of pasta, and pasta sales have decline as a percentage of grocery sales in the U.S.  As American consumers seek new ways to reduce their intake of carbohydrates, Monterey Gourmet Foods has developed products to address these changing preferences.  Towards the end of 2004, the low-carbohydrate diet trend decreased and the trend has been towards whole grains and less refined products.  The Company has spent resources to develop whole wheat pasta products that meet this new trend.  However, there can be no assurance that these new products will meet the changing demands of the consumer.

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

•      California Energy Supply and Pricing.  Because most of the Company’s operations are in California, its operating costs are affected by increases in electricity and natural gas prices. As a result, the Company’s operating results have been affected in some measure by the increased cost of energy.  Management cannot predict the level of future energy prices or supply with certainty.

•      Volatility of Stock Price.  The market price of the Company’s common stock has fluctuated substantially since the initial public offering of the Company’s common stock in December 1993.  Such volatility may, in part, be attributable to the Company’s operating results or to changes in the direction of the Company’s expansion efforts.  In addition, changes in general conditions in the economy, the financial markets or the food industry, natural disasters or other developments affecting the Company or its competitors could cause the market price of the Company’s common stock to fluctuate substantially.  In addition, in recent years, the stock market has experienced extreme price and volume fluctuations.  This volatility has had a significant effect on the market prices of securities issued by many companies, including the Company, for reasons sometimes unrelated to the operating performance of these companies.  Moreover, any announced shortfall in the Company’s net sales or earnings from levels expected by securities analysts or the market could have an immediate and significant adverse effect on the trading price of the Company’s common stock in any given period.  Additionally, the Company may not learn of such shortfalls until late in the fiscal quarter, shortly before operating results are due to be announced.  The announcement, together or in succession, of such a shortfall and of lower than expected quarterly operating results, could result in an even more immediate and significant adverse impact on the trading price of the Company’s common stock upon announcement of the shortfall or quarterly operating results.

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

•      Deductible Worker’s Compensation Program.  The Company entered into a deductible worker’s compensation program for fiscal year 2003 and will continue the program into 2005.  This program, which features a fixed annual payment, a deductible of $300,000 per occurrence, and a $1,000,000 letter of credit in favor of the insurance company, creates a maximum exposure of approximately $2.1 million for claims reported.  A competitive “guaranteed cost” program would have cost the Company approximately $2.0 million.  Management believes that its current safety program and its safety record will provide the foundation to enable the Company to realize the premium savings deductible programs are designed to achieve.  During 2003 the Company recorded total workers compensation expense of $579,000 resulting from approximately 49 claims and for 2004 the Company recorded total workers compensation expense of $1,179,000 resulting from approximately 20 claims.  There can be no assurances that the Company will save money through this program.

Critical Accounting Policies and Management Judgments

The discussion and analysis of the financial condition and results of operations are based on the consolidated financial statements. The preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make a number of estimates and assumptions relating to the reporting of assets and liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates these estimates and assumptions, including those related to accounts receivable and allowances, goodwill and intangible assets, income taxes, inventory valuation, workers compensation reserves and revenue recognition. Management bases its estimates on historical experience and on various other assumptions believed to be reasonable under the circumstances, which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates under different assumptions or conditions.

Management believes the following critical accounting policies affect the more significant judgments and estimates used in the preparation of the consolidated financial statements

Accounts Receivable and Allowances

The Company provides allowances for estimated credit losses, product returns, spoilage, and adjustments at a level deemed appropriate to adequately provide for known and inherent risks related to such amounts.  The allowances are based on reviews of the history of losses, returns, spoilag, contractual relationships with customers, current economic conditions, and other factors warrant consideration in estimating potential losses.  While management uses the best information available in making its determination, the ultimate recovery of recorded accounts, notes, and other receivables is also dependent on future economic and other conditions that may be beyond management’s control.

Income Taxes

The Company accounts for corporate income taxes in accordance with SFAS 109, “Accounting for Income Taxes”, which requires an asset and liability approach.  This approach results in the recognition of deferred tax assets (future tax benefits) and liabilities for the expected future tax consequences of temporary timing differences between the book carrying amounts and the tax basis of assets and liabilities.  Future tax benefits are subject to a valuation allowance to the extent of the likelihood that the deferred tax assets may not be realized. The Company’s deferred tax assets include significant amounts of NOLs. During 2004, the valuation allowance was increased slightly due to consideration of the impact of the 2004 losses and the Company’s assessment of the realization of such NOLs. The amount of the valuation allowance is significantly dependent on management’s assumptions regarding future taxable income and the availability of these NOLs to offset future taxable income. The effect on the Company’s net income is significant whenever the estimate of realizability changes,. The Company expects to utilize most of the remaining NOLs in future years.

Inventory Valuation

Inventories are stated at the lower of cost (using the first-in, first-out method) or market and consist principally of component ingredients to the Company’s refrigerated pasta and sauces, finished goods, and packaging materials.  Many of the ingredients used in the Company’s products are short shelf-lived products and if not used in a certain amount of time may spoil.  Management estimates that the raw material will be used in a timely manner; however, management has established certain reserves for the potential of inventory obsolescence, especially for slow moving inventory.  In addition, the Company purchased certain packaging materials for its products that are intended to be used in the future.  As of December 26, 2004, the Company reduced the carrying value of its inventory by $213,000.  This write-down was made to cover certain refrigerated raw material inventory that is nearing its shelf-life, certain packaging labels for products that may be rotated out of the Club Store accounts and for products that have already been rotated out of the Club Store accounts that may or may not be rotated back into the Club Store accounts. The allowance is established based on managements estimate of alternative usage or salvage value of obsolete inventory.  Management believes its estimates for spoils and obsolete inventory is adequate given the current volume of business to its current customers.

Workers Compensation Reserve

The Company entered into a partially self-insured worker’s compensation program for fiscal year 2003 and will continue the program into 2005.  This program, which features a fixed annual payment, with a deductible on a per occurrence basis. The annual expense consist of a base fee paid to an insurance company to administer the program, direct cash expenses to pay for injuries, an estimate for potential injuries that may have occurred but have not been reported, an estimate by the insurance company of costs to close out each injury and an estimate for injury development.  The Company has been on this partially self-insured program for only two years and therefore has limited history of claim resolution available to support the Company’s specific actuarial projections.  Therefore the Company is using published industry actuarial data from an insurance carrier and reviewing each claim individually to determine the amount of reserves that should be established.  Management believes that its current safety program and its safety record will provide the foundation to enable the Company to realize the premium savings partially self-insured programs are designed to achieve, however, estimated reserves may vary from future cash outlays.

Revenue Recognition

The Company recognizes revenues through sales of its products primarily to grocery and club store chains.  Revenues are recognized once there is evidence of an arrangement (such as a customer purchase order), product has either shipped to the customer or has been delivered to the customer, the price and terms are finalized, and collectibility is reasonably assured.  Accordingly, sales are recorded when goods are shipped or for one customer, when the product is delivered, at which time title and risk of loss have passed to the customer, consistent with the freight terms for most customers.  Title and risk of loss pass upon delivery to retail locations for the Direct Store Delivery program, as that product is transported in the Company’s own vehicles.  Potential returns, adjustments and spoilage allowances are provided for in accounts receivable allowances and accruals.

The Company records shipping cost for product delivered to customers in selling expense.  Any amounts charged to customers for freight and deliveries are included in revenues.  Certain incentives granted to customers such as promotions, trade ads, slotting fees, and coupons are recorded as offsets to revenues.

Goodwill/Intangible Assets

Effective January 1, 2002 under SFAS 142, “Goodwill and Other Intangible Assets.” goodwill and intangible assets with indefinite useful lives are to be tested for impairment at least annually. Intangible assets with definite useful lives continue to be amortized over their respective estimated useful lives. The primary identifiable intangible assets of the Company’s reporting units  are trademarks, tradenames and customer relationships acquired in business acquisition. Identifiable intangibles with finite lives are amortized and those with indefinite lives are not amortized. The estimated useful life of an identifiable intangible asset to the reporting unit  is based upon a number of factors, including the effects of demand, competition, and future cash flows. As of December 26, 2004, the net book value of trademarks and other identifiable intangible assets was $6.1 million.

Identifiable intangible assets that are subject to amortization are evaluated for impairment using a process similar to that used to evaluate elements of property. Identifiable intangible assets not subject to amortization are assessed for impairment at least as often as annually and as triggering events may occur. The impairment test for identifiable intangible assets not subject to amortization consists of a comparison of the fair value of the intangible asset with its carrying amount. An impairment loss is recognized for the amount by which the carrying value exceeds the fair value of the asset. In making this assessment, management relies on a number of factors to discount anticipated future cash flows including operating results, business plans and present value techniques. Rates used to discount cash flows are dependent upon interest rates and the cost of capital at a point in time. There are inherent uncertainties related to these factors and management’s judgment in applying them to the analysis of intangible asset impairment. It is possible that assumptions underlying the impairment analysis will change in such a manner that impairment in value may occur in the future.

Goodwill is not amortized but is subject to periodic assessments of impairment. At December 26, 2004, the Company had $8.7 million of goodwill on its books. Goodwill is assessed for impairment at least as often as annually and as triggering events may occur. The corporation performs its annual review in the fourth quarter of each year. Recoverability of goodwill is evaluated using a comparison of the fair value of a reporting unit with its carrying value. If the carrying value of the goodwill of a reporting unit exceeds the fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess. Reporting units are business components one level below the operating segment level for which discrete financial information is available and reviewed by segment management.

In evaluating the recoverability of goodwill, it is necessary to estimate the fair value of the reporting units. In making this assessment, management relies on a number of factors to discount anticipated future cash flows including operating results, business plans and present value techniques. Rates used to discount cash flows are dependent upon interest rates and the cost of capital at a point in time. There are inherent uncertainties related to these factors and management’s judgment in applying them to the analysis of goodwill impairment. It is possible that assumptions underlying the impairment analysis will change in such a manner that impairment in value may occur in the future.  The Company completed an analysis of future cash flows at December 26, 2004 and determed that no impairement charges were required.

Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”. SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock Based Compensation”, and supersedes APB 25. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements.

The effective date of SFAS 123R is the first reporting period beginning after June 15, 2005, which is third quarter 2005 for calendar year companies, although early adoption is allowed. SFAS 123R permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but also permits entities to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS 123.

The Company currently utilizes a standard option pricing model (i.e., Black-Scholes) to measure the fair value of stock options granted to Employees. While SFAS 123R permits entities to continue to use such a model, the standard also permits the use of a “lattice” model. The Company has not yet determined which model it will use to measure the fair value of employee stock options upon the adoption of SFAS 123R. See Note entitled “Stock Based Compensation” for further information.  SFAS 123R also requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date. These future amounts cannot be estimated, because they depend on, among other things, when employees exercise stock options.

The Company currently expects to adopt SFAS 123R effective July 1, 2005; however, the Company has not yet determined which of the aforementioned adoption methods it will use.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs: an amendment of ARB No. 43, Chapter 4” to clarify the accounting of abnormal amounts of idle facility expense, freight, handling costs and wasted material.  SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  At this time, management is in the process of reviewing this statement for its impact on the Company’s cost of goods sold and inventory valuation.  Management has not determined if this statement will impact its statement of operations in the future.

ITEM 7A.               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Disclosure

The Company does not hold market risk-sensitive trading instruments, nor does it use financial instruments for trading purposes.  All sales, operating items and balance sheet data are denominated in U.S. dollars; therefore, the Company has no foreign currency exchange rate risk.

In the ordinary course of its business the Company enters into commitments to purchase raw materials over a period of time, generally six months to one year, at contracted prices.  At December 26, 2004 these future commitments were not at prices in excess of current market, or in quantities in excess of normal requirements.  The Company does not utilize derivative contracts either to hedge existing risks or for speculative purposes.

Interest Rate Risk

The Company invests excess cash in variable income investments consisting of cash equivalents.  The magnitude of the interest income generated by these cash equivalents is affected by market interest rates.  Management does not use marketable securities or derivative financial instruments in its investment portfolio.

The interest payable on the Company’s bank line of credit is based on variable interest rates and therefore affected by changes in market interest rates.  The Company does not believe that changes in interest rates will have a material impact to the Company’s results of operation.

Currency Risk

During 2004, the Company sold $168,000 of product in currency other than US dollars.  These sales have terms of net 30 days from shipment.  The Company believes that its currency exposure is not material and has chosen not to hedge these sales.

ITEM 8.                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data of the Company required by this item are set forth at the pages indicated at Item 15(a) and are incorporated here by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM  9A.              CONTROLS AND PROCEDURES

(a)

Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, made in accordance with Rule 13a-15b under the Securities Exchange act, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report in providing reasonable assurance that information required to be disclosed by Monterey Gourmet Foods in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)

Internal Controls. During the last quarter of fiscal year 2004, there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM  9B.              OTHER INFORMATION

None

PART III

ITEM 10.                                              DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

As of March 25, 2005, the directors, executive officers, and other significant employees of the Company are as follows:

Directors and Executive Officers:

Name	Age	Position
Charles B. Bonner (1)	62	Director

F. Christopher Cruger (2) (3)	69	Director

James M. Williams	55	Chief Executive Officer, President officer President and Director

R. Lance Hewitt	65	Chairman of the Board and Director

Michael P. Schall (1)	51	Director

Van Tunstall (2) (3)	58	Director

James Wong (2) (3)	57	Director

Walter L Henning (1)	60	Director

Scott Wheeler	50	Chief Financial Officer and Corporate Secretary

(1)          Member of Audit Committee

(2)          Member of Compensation Committee

(3)          Member of Nominating Committee

Other significant employees:

Name	Age	Position

Dan Brown	45	Vice President - Operations

Carl Anderson PhD	53	Director-Quality Assurance

Joseph Stirlacci	44	General Manager - Club Division

Normally each director is elected for a period of one year and serves until the stockholders duly elect his or her successor.  Directors may be elected by the Board to fill a vacancy between annual stockholder meeting elections.  The principal occupations of each director and executive officer of the Company, for at least the past five years, are as follows:

Charles B. Bonner.  Mr. Bonner served as a Director of the Company from 1993 through January 1995, and was reappointed as a Director effective September 1995.  Mr. Bonner is Principal and Founder of Pacific Resources, Inc., a mergers and acquisitions advisory firm, a position he has held since September 1989.  From 1975 to 1988 he was president of Bonner Packing Co., an $80MM dried fruit processing and marketing company which was sold to Dole Food Company in 1988.  Mr. Bonner also serves as a director for Everything Metal Imaginable, Inc., and Scrip Advantage, Inc.

F. Christopher Cruger.  Mr. Cruger was elected to the Board of Directors in December of 2001.  He is a retired investor and former senior manager or executive of several consumer product companies.  Mr. Cruger joined McCormick and Company, a maker of spices and seasonings, in 1995 and served until 1999 as Vice-President and General Manager of the Food Service Group and as Chairman of McCormick’s Global Food Service Council.  Mr. Cruger was president and CEO of Tone Brothers, Inc., a spice producer, from 1985 to 1995. He is a Director of Kemin Industries, Inc

James M. Williams.   Mr. Williams joined the Company as President on October 1, 2002 and was elected to the Board of Directors on October 29, 2002.  On January 3, 2003 Mr. Williams was promoted to Chief Executive Officer. Prior to his employment with the Company, Mr. Williams served as President and CEO of Bongrain Cheese-USA, a division of the French company Bongrain SA, a world-wide public company focusing on specialty cheeses, from 1990 to 2002.  Previously he held executive, sales and marketing positions with the Hillshire Farm division of Sara Lee Corporation, a global consumer products company.

R. Lance Hewitt.  Mr. Hewitt joined the Company in June 1997 as President and Director and was named Chief Executive Officer in August 1997.  Mr. Hewitt served in this capacity until he retired from day-to-day activities and assumed the position of Chairman of the Board of Directors effective January 2003.  Mr. Hewitt was President of Carriage House Fruit Company, a food manufacturing company, from 1995 to 1997.  He was Chief Operating Officer of Ingro Mexican Foods from 1988 to 1995.  Hewitt also served as Vice President of Marketing and Sales for the Lawry’s Foods division of Thomas J. Lipton, Inc., a subsidiary of Unilever, an international food manufacturer, and spent fifteen years with McCormick Schilling, Inc., a spice company, in various executive capacities.

Michael P. Schall.  Mr. Schall was elected to the Board of Directors in December of 2001.   Mr. Schall is currently President of Strategic Marketing Methods, a consulting and advisory firm providing sales and marketing, business development advisory and new product expertise to the food and foodservice industries.   Mr. Schall served as Senior Vice President of Sales, Marketing, and Direct Store Delivery for Wise Foods, a snack food company, from January 2002 until March 2003.   From 2000 until January of 2002 he was President and CEO of The B. Manischewitz Company, LLC, one of the nation’s largest kosher food companies.  Prior to that Mr. Schall was President and CEO of Guiltless Gourmet, a food manufacturing company, from 1994 until it’s acquisition by Manischewitz.  Mr. Schall held executive or senior management positions with Carnation Company, now Nestle S.A. and Lawry’s Foods Inc., a division of Unilever U.S., and Prepared Products Co.

Van Tunstall.  Mr. Tunstall was elected to the Board of Directors in February 1997.  Since 1997, he has served as President of the Central Coast Group, a strategic consulting and business services firm.  Mr. Tunstall has been an independent consultant with a variety of companies since 1997.  Mr. Tunstall was a senior executive with Gilroy Foods, Inc., an international manufacturer of various food product ingredients, from 1977 to 1995.  He served as President and Chairman of the Board of Gilroy Foods, Inc. from 1991 through 1995.  Previously, Mr. Tunstall held several executive positions with McCormick & Company, Inc.  Mr. Tunstall also serves on the Board of other food companies, including Rudi’s Organic Bakery, Inc. and Cascade Specialties, Inc.

James Wong.  Mr. Wong was elected to the Board of Directors in March 1997.  Since 1988, he has worked on five continents as an entrepreneur and management consultant facilitating strategic alliances and technology transfer projects.  Mr. Wong is currently Chairman and a Director of Restaurant Connections International, Inc. a company he co-founded in September 1998, which owns and operates a chain of restaurants in Brazil.  Until September 2001, Mr. Wong was also President and CEO of Restaurant Connections International.  From 2000 to 2002, Mr. Wong served as CEO and a Director of Service Interactive, Inc., a service turnaround manager for PepsiCo and General Motors.

Walter L. Henning.  Mr. Henning was elected to the Board of Directors in December 1999.  He is currently Plant Manager of the Salinas Plant, McCormick & Company, Inc., a position he has held since early 1999.  Mr. Henning began his career with McCormick and Company in 1971 as Manager, Technical Services.  He subsequently was promoted several times to other positions in technical and plant management before leaving the company in 1983 to accept the position of Vice President of Operations with Tone Spices.  Following the sale of Tone Spices, Mr. Henning returned to a subsidiary of McCormick and Company, Gilroy Foods, Inc. in 1995 as Vice President of Operations.  Mr. Henning remained with Gilroy Foods, Inc. in the same capacity after it was purchased by ConAgra Foods Inc., a packaged food company, in 1996, before ultimately returning to McCormick & Company in 1999.

Scott Wheeler, Chief Financial Officer and Corporate Secretary.  Mr. Wheeler joined the company in April 2003 as Corporate Controller, and was promoted to Chief Financial Officer, effective October 27, 2003.  His most recent position was Vice President and Financial Officer of KBC Edible Beans Division of ConAgra Foods, Inc. a public company, where he worked for three years.  Prior to that he worked for Mallard’s Food Products both when it was an independent company and after it was sold to Tyson Foods, Inc, a public company.  He began his career at Mallard’s Food Products in 1994 as Chief Financial Officer until 1999 when he was promoted to General Manager until joining KBC in April of 2000.  Prior to joining Mallard’s, Mr. Wheeler held a variety of positions with Basic American Foods over a thirteen-year period.  He is a CPA with an MBA in finance from Golden Gate University in San Francisco, CA.

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

Carl Anderson,Ph.D Director, Quality Assurance.  Dr. Anderson joined Monterey Gourmet Foods in August, 2003.  Prior to joining Monterey Pasta, Carl was Director Quality Assurance for ConAgra Food Ingredients a division of ConAgra Foods, a public company, with operations in California, Nevada, Oregon, New Mexico, Illinois and New Jersey.  Responsibilities included quality assurance, regulatory affairs and quality systems management for the primary companies within ConAgra Food Ingredients, Gilroy Foods and Spice Tec.  From 1991 to 1999, Carl held positions as Senior Microbiologist, Principal Scientist and Director of Quality Assurance for Gilroy Foods a division of McCormick a public company.  From 1983 to 1991, Carl worked at Del Monte/Nabisco, a public company,  as Principal Scientist and Group Leader heading up thermal processing and microbiology for all canned and aseptic processing operations. Carl received his Ph.D. in Food Science and Microbiology from the University of Illinois.

Joseph Stirlacci, —General Manager — Club Division.  Mr. Stirlacci joined the Company in 1995 and served as Western Zone Manager until December 1999 when he was promoted to Senior Sales Manager-West.  In January 2001 he was promoted to Vice President, Sales.  His primary responsibility is to manage, and develop the Company’s business with club stores.  Mr. Stirlacci has been in the food and beverage industry since 1981, serving seven years with Young’s Market managing wholesale liquor and wine from 1988 to 1995, after six years as the account executive for four large grocery chains.

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

Audit Committee Composition

Among the committees identified above, the Company has a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchanges Act of 1934, as amended.  Charles B. Bonner, Michael P. Schall and Walter L. Henning are members of the audit committee.  The Company’s Board of Directors has determined that all members of the Company’s Audit Committee are “independent” as defined in NASD Marketplace Rule 4200(a)(15).

Audit Committee Expert

The Company’s Board of Directors has determined that Mr. Charles B. Bonner, because of his experience in mergers and acquisitions, extensive experience in financial transactions and knowledge of business operations, is the Board’s designated financial expert.  The Company’s Board of Directors has also determined that Mr. Bonner is independent.

Code of Ethics

The Company has adopted a Code of Ethics as defined in Item 406 of Regulation S-K that applies to its principal executive and financial officers and the persons performing similar functions.  Monterey Gourmet Foods will provide a copy of its Code of Ethics, without charge, to any investor that requests it.  Requests should be addressed in writing to Mr. Scott Wheeler, Corporate Secretary, 1528 Moffett Street, Salinas, CA 93905.

ITEM 11.                                              EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

	Annual Compensation						Long Term Compensation
Name and Principal Position	Year	Salary $ (1)	Bonus $		Other Annnual Compensation		Securities Underlying Options (#)		All Other Compensation

James M. Williams (2)	2004	$317,681	$16,000	(3)	$9,000	(4)	50,000	(1)	$20,000	(5)
President and CEO	2003	$292,453	$69,500	(3)	$9,000	(4)	50,000	(1)	$27,708	(5)
	2002	$60,231	$—		$2,250	(4)	50,000	(1)	$67,030	(5)

Scott S. Wheeler	2004	$146,779	$20,000	(3)	$—		15,000	(2)	$—
Chief Financial Officer	2003	$66,635	$—		$—		25,000	(2)	$50,000	(5)
	2002	$—	$—		$—		—		$—

Note:  (“options” in all cases refer to an option to purchase one share of common stock for each option granted)

(1)                                  Includes amounts (if any) deferred at the named executive officer’s option under Monterey Pasta’s 401(k) plan.

(2)                                  Mr. Williams joined Monterey Pasta in October 2002 as President.   On December 28, 2002, Mr. Williams was promoted to President and Chief Executive Officer.

(3)                                  Bonuses were based on the Company’s performance and other objectives obtained.

(4)                                  Represents the sum of monthly automobile allowances.

(5)                                  Represents relocation expenses and housing allowances paid by the Company

Stock Options Granted in Fiscal 2004

The following table provides the specified information concerning grants of options to purchase our Common Stock made during the fiscal year ended December 26, 2004 to the persons named in the Summary Compensation Table:

OPTION GRANTS IN LAST FISCAL YEAR

	Individual Grants
Name	Number of Shares Underlying Options Granted(1)	% of Total Options Granted to Employees in Fiscal Year	Exercise Price Per Share(2)	Expiration Date	Potential Realizable Value on 12/26/04 (3)

James M. Williams	50,000	14.53%	$3.44	11/11/2014	$77,097

Scott S. Wheeler	15,000	4.36%	$3.44	11/11/2014	$23,129

(1)                                  The option to purchase shares was granted on November 11, 2004 and will vest in 50% on November 11, 2005 and will vest 50%  on November 11, 2006 conditioned upon continued service with the Company.

(2)                                  All options were granted at market value on the date of grant.

(3)                                  The Potential Realizable Value of the options was calculated using a Black-Scholes option pricing model assuming no dividends, a weighted average risk-free interest rate of 3.69% and a weighted-average volatility of 54.9%.

Option Exercises and Fiscal 2004 Year-End Values

There were no exercises of options by any of the officers named in the Summary Compensation Table during the fiscal year ended December 26, 2004.  The following table specifies the number and value of unexercised options held as of December 26, 2004, by the persons named in the Summary Compensation Table above.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
AND FISCAL YEAR-END VALUES

	Number of Shares Underlying Unexercised Options at Fiscal Year End		Value of Unexercised In-the-Money Options at Fiscal Year End(1)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
James M. Williams	100,000	50,000	-0-	-0-

Scott S. Wheeler	12,500	27,500	-0-	-0-

(1)                                  Based on a market value of $3.22 per share, the closing price of our Common Stock on December 26, 2004, the last trading day of our fiscal year, as reported by the NASDAQ National Market.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

The Company’s President and Chief Executive Officer accepted employment with the Company commencing October 1, 2002 pursuant to terms set forth in a letter from the Company, a copy of which is filed as Exhibit 10.11.  Pursuant to this letter, Mr. Williams is an “at will” employee with (1) salary payable at the rate of $290,000 per annum and eligibility for an annual bonus up to a maximum of 50% of gross salary based upon achievement of mutually agreed performance standards, (2) options for 200,000 shares of Company common stock vesting over a period of four years, (3) a car allowance of $750 per month, (4) the right to participate in group medical insurance and similar benefits available to all employees, and (5) a severance benefit equal to one year’s salary in the event his employment is terminated without cause. Pursuant to the letter also, the Company provided Mr. Williams with relocation assistance, including a $20,000 per year housing assistance bonus during the first three years of employment, reimbursement for moving costs, reimbursement for certain costs in connection with sale of a previous home and purchase of a new one, and gross up to alleviate the income tax impact of the additional consideration.

Compensation of Directors

During February 2004, the Compensation Committee reviewed director compensation and compared current compensation with that of 19 peer companies.  As a result of the study, effective with the July, 2004 Board meeting, non-employee directors received and  will receive in future years, an option pursuant to the Company’s Third Amended and Restated 1993 Stock Option Plan (the “Plan”) to purchase 10,000 shares of the Company’s Common Stock.  The exercise price may not be less than the fair market value of a share of Common Stock on the date of grant and the grant date will be the stockholder annual meeting date.  The option vests in two approximately equal annual installments commencing one year after the date of grant of the option, provided that the director has continuously served as director or employee from the date of grant. In addition, outside directors are also reimbursed for out-of-pocket travel expenses related to Board meetings and receive a stipend of $3,000 for each Board meeting attended. Also, the Audit Committee chairperson will receive a stipend of $700 for each Audit Committee meeting chaired and the Compensation Committee chairperson will receive a stipend of $500 for each committee meeting chaired.  Total payments made to all directors in 2004 were $50,400, plus travel expenses.

Options granted to a director who is also an employee of the Company (or to any other employee eligible under the Plan) are subject to different terms under the Plan than those of the non-employee director options.  The option vests in two approximately equal annual installments commencing one year after the date of grant of the option, provided that the director has continuously served as director or employee from the date of grant. A director who becomes an employee of the Company is no longer eligible for non-employee director’s options. Under the Plan, the Board determines for each employee option, among other things, the number of shares of stock underlying the option, the timing and terms of and vesting of such option, in its sole discretion.  The exercise price may not be less than the fair market value of a share of Common Stock on the date of grant.

Compensation Committee Interlocks and Insider Participation

During the fiscal year ended December 26, 2004, executive compensation was administered by the Compensation Committee comprised of three outside directors of the Board of Directors, Van Tunstall, James Wong and F. Christopher Cruger.

ITEM 12.                                              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The table below sets forth (except as noted in the footnotes to the table), certain information with respect to the beneficial ownership of the Company’s Common Stock by  (i) all persons known by the Company to be the beneficial owners of more than 5% of the outstanding Common Stock of the Company as of December 31, 2004,  (ii) each director and director-nominee of the Company,  (iii) the Chief Executive Officer and Chief Financial Officer as of December 31, 2004, and  (iv) all executive officers and directors of the Company for fiscal year 2004 through December 31, 2004,  as a group.

	Shares Owned
Name and Address of Beneficial Owner (1)	Number of Shares	Percentage of Class
Gruber and McBaine Capital Management (2) 50 Osgood Place, Penthouse San Francisco, CA 94133	2,341,935	16.3%
Fidelity Investments (3) 82 Devonshire Street Boston, MA 02109	1,408,700	9.8%
T Rowe Price Associates, Inc. (4) 100 East Pratt Street Baltimore, MD 21202	1,118,100	7.8%
Dimensional Fund Advisors (5) 1299 Ocean Ave Santa Monica, CA 90401	1,303,705	9.1%
Fifth Third Asset Management (6) 600 Superior Avenue East Cleveland, OH 44144	816,500	5.7%
AWM Investment Co., Inc. (7) 153 East 53rd Street New York, NY 10022	735,299	5.1%
F. Christopher Cruger (8)	42,567	*
Van Tunstall (9)	103,740	*
Michael P. Schall (10)	43,750	*
James Wong (11)	58,500	*
R. Lance Hewitt (12)	253,985	1.5%
Charles B. Bonner (13)	161,227	*
Scott Wheeler (14)	13,500	*
Walter L. Henning (15)	91,200	*
James M. Williams (16)	105,500	*
All Officers and Directors as a group (9 persons) (17)	873,969	5.8%

* Represents less than 1%

(1)

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options or warrants held by that person that are currently exercisable or will become exercisable within sixty (60) days after December 31, 2004 are deemed outstanding, while such shares are not deemed outstanding for purposes of computing percentage ownership of any other person. Options granted under the Company’s Third Amended and Restated 1993 Stock Option Plan (the “1993 Stock Option Plan”) generally becomes exercisable as the underlying shares vest. Unless otherwise indicated in the footnotes below, the persons and entities named in the table have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Unless otherwise indicated, the address of each of the individuals listed in the table is: c/o Monterey Gourmet Foods, Inc., 1528 Moffett Street, Salinas, CA 93905.

(2)

Jon D. Gruber and J. Patterson McBaine are the only managers of, and hold all executive offices of, Gruber and McBaine Capital Management LLC (“GMCM”), an investment advisor. GMCM is the general partner of Lagunitas Partners, L.P. (“Lag”), a California investment limited partnership. As of December 31, 2004, GMCM had shared voting and investment power over 2,073,685 shares; Mr. Gruber has sole voting and investment power over 268,250 shares and shared voting and investment power over 2,073,685 shares; Mr. McBaine has sole voting and investment power over 293,950 shares and shared voting and investment power over 2,073,685 shares; Lag has sole voting and investment power over 1,023,085 shares; Mr. Eric Swergold, an investment manager, has shared voting and investment power over 2,073,685 shares, Mr. Lynn Rose, an investment manager, has shared voting and investment power over 2,073,685 shares. Neither Mr. Gruber nor the Mr. McBaine participate in the Management of the Company, direct the policies of the company, or serve on the Board of Directors of the Company. In addition, one individual at GMCM serves as an executive officer of the Company.

(3)

As of December 31, 2004, FMR Corp. on behalf of certain of its direct and indirect subsidiaries, and Fidelity International Limited on behalf of certain of its direct and indirect subsidiaries (collectively “Fidelity”), indirectly held 1,420,700 shares of Company stock. The beneficial ownership of PSTA shares arises in the context of passive investment activities only by the various investment accounts managed by Fidelity on a discretionary basis (the “Fidelity Accounts”). Neither Fidelity nor the Fidelity Accounts participate in the Management of the Company, direct the policies of the company, or serve on the Board of Directors of the Company. In addition, no Fidelity officer serves as an executive officer of the Company.

(4)

As of December 31, 2004, T. Rowe Price Associates, Inc (“Price Associates”) has sole dispositive power for an entire holding of 1,118,100 shares and sole voting power over 283,100 shares. These securities are owned by various individual and institutional investors for which Price Associates serves as investment advisor with power to direct investments and/or sole power to vote the securities. For purposes of the reporting requirements of the Securities Exchange Act of 1934, Price Associates expressly disclaims that it is, in fact, the beneficial owner of such securities.

(5)

As of December 31, 2004, Dimensional Fund Advisors Inc (“Dimensional”) an investment advisor registered under Section 203 of the Investment Advisors Act of 1940 which furnishes investment advice to four investment companies registered under the Investment Company Act of 1940 and serves as investment manager to certain other commingled groups trusts and separate accounts directly or indirectly held 1,303,705 shares of Company stock. In its role as investment advisor or manager, Dimensional possesses investment and/or voting power over 1,303,705 shares. However, Dimensional disclaims beneficial ownership of these securities. In addition, no Dimensional officer serves as an executive officer or director of the Company.

(6)

As of December 31, 2004, Fifth Third Asset Management. (“Fifth Third”), in its capacity of investment advisor, may be deemed to have beneficial ownership of 816,500 shares of the common stock of the Company. Fifth Third had voting power and/or dispositive power over 816,500 shares.

(7)

As of December 31, 2004, AWM Investment Co., Inc. (“AWM”), in its capacity of investment advisor, may be deemed to have beneficial ownership of 735,299 shares of the common stock of the Company. Mr. Austin W. Marxe and Mr. David M. Greenhouse are the controlling principals of AWM Investment Company, Inc. AWM had voting power and/or dispositive power over 735,299 shares.

(8)	Includes 37,500 shares subject to options granted under the 1993 Stock Option Plan which are exercisable within sixty (60) days of December 31, 2004.

(9)	Includes 82,500 shares subject to options granted under the 1993 Stock Option Plan which are exercisable within sixty (60) days of December 31, 2004.

(10)	Includes 37,500 shares subject to options granted under the 1993 Stock Option Plan which are exercisable within sixty (60) days of December 31, 2004.

(11)	Includes 52,500 shares subject to options granted under the 1993 Stock Option Plan which are exercisable within sixty (60) days of December 31, 2004.

(12)	Includes 238,985 shares subject to options granted under the 1993 Stock Option Plan which are exercisable within sixty (60) days of December 31, 2004.

(13)	Includes 102,500 shares subject to options granted under the 1993 Stock Option Plan which are exercisable within sixty (60) days of December 31, 2004.

(14)	Includes 12,500 shares subject to options granted under the 1993 Stock Option Plan which are exercisable within sixty (60) days of December 31, 2004.

(15)

Includes 6,200 shares held in an IRA account in the name of Teresa A. Henning to which Mr. Henning claims beneficial ownership, and 62,500 shares subject to options granted under the 1993 Stock Option Plan which are exercisable within sixty (60) days of December 31, 2004.

(16)	Includes 100,000 shares subject to options granted under the 1993 Stock Option Plan which are exercisable within sixty (60) days of December 31, 2004.

(17)	Includes 726,485 shares subject to options granted under the 1993 Stock Option Plan which are exercisable within sixty (60) days of December 31, 2004.

ITEM 13.                                              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None

ITEM 14.                                              PRINCIPAL ACCOUNTING FEES AND SERVICES

The Audit Committee of the Board of Directors of Monterey Gourmet Foods has selected BDO Seidman, LLP as independent registered public accounting firm to audit the consolidated financial statements of Monterey Gourmet Foods for the fiscal year ending December 26, 2004.  BDO Seidman, LLP has acted in such capacity since its appointment in fiscal year 1997.  The following table sets forth the aggregate fees billed to Monterey Gourmet Foods for the fiscal years ended December 26, 2004 and December 28, 2003 by BDO Seidman, LLP:

	Fiscal 2004	Fiscal 2003
Audit Fees (1)	$149,100	$131,000
Audit-Related Fees (2)	$6,900	$13,000
Tax Fees (3)	$38,000	$30,000
All Other Fees	—	—

(1)                                  Audit Fees consist of fees billed for professional services rendered for the audit of the Company’s consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by BDO Seidman, LLP in connection with statutory and regulatory filings or engagements.

(2)                                  Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees.” This category includes fees related to consultations regarding the proper accounting and reporting considerations for various transactions such as equity awards, business acquisitions and income taxes.

(3)                                  Tax Fees consist of fees billed for professional services rendered for annual compliance filings, ongoing tax planning, consultation regarding the tax implication of proposed or pending transactions.

The Audit Committee must pre-approve audit and non-audit services provided to the Company by the independent registered public accounting firm (or subsequently approve non-audit services in those circumstances where a subsequent approval is necessary and permissible); in this regard, the Audit Committee shall have the sole authority to approve the hiring and firing of the independent registered public accounting firm, all audit engagement fees, terms and all non-audit engagements, as may be permissible, with the independent registered public accounting firm.

PART IV

ITEM 15.                                              EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) – (2) Consolidated Financial Statements of Monterey Gourmet Foods:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets: Year-End 2003 and 2004
Consolidated Statements of Operations: Years Ended 2002, 2003 and 2004
Consolidated Statements of Stockholders’ Equity: Years Ended 2002, 2003 and 2004
Consolidated Statements of Cash Flows: Years Ended 2002, 2003 and 2004
Summary of Significant Accounting Policies
Notes to Consolidated Financial Statements
Schedule II - Valuation and Qualifying Accounts

All other schedules have been omitted since the required information is contained in the
Consolidated Financial Statements or because such schedules are not required.

(a)(3)                    Exhibits:  See Index to Exhibits on page 56.  The Exhibits listed in the accompanying Index of Exhibits are filed or incorporated by reference as part of this report.  Exhibit Nos. 10.1, 10.2, and 10.11, are management contracts or compensatory plans or arrangements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Monterey Gourmet Foods, Inc.

We have audited the accompanying consolidated balance sheets of Monterey Gourmet Foods as of December 28, 2003 and December 26, 2004 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 26, 2004. We have also audited the schedule listed in the accompanying index at Item 15(a).  These financial statements and the schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Monterey Gourmet Foods at December 28, 2003 and December 26, 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 26, 2004, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.

BDO Seidman, LLP

San Francisco, California

February 4, 2005

MONTEREY GOURMET FOODS, INC.

CONSOLIDATED BALANCE SHEET

(in thousands, except share amounts)

	December 28, 2003	December 26, 2004

ASSETS
Current assets:
Cash and cash equivalents	$5,285	$569
Accounts receivable less allowances of $441 and $240	6,313	6,212
Inventories	4,323	4,325
Deferred tax assets-current	3,485	1,126
Prepaid expenses and other	1,466	957

Total current assets	20,872	13,189

Propertyand equipment, net	15,445	14,768
Deferred tax assets-longterm	1,036	3,952
Deposits and other	107	126
Intangible assets, net	1,996	6,114
Goodwill	4,748	8,724

Total assets	$44,204	$46,873

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,850	$2,298
Accrued payroll and related benefits	875	1,042
Accrued and other current liabilities	441	1,328
Current portion of notes, loans, and capital leases payable	2	757

Total current liabilities	4,168	5,425

Notes, loans, and capital leases payable, less current portion	1	1,651

Commitments and contingencies

Minorityinterest	—	581

Stockholders’ equity:
Preferred stock, $.001 par value, 1,000,000 shares authorized, non outstanding Common stock, $.001 par value, 50,000,000 shares authorized, 14,213,682 and 14,392,574 issued	14	14
Additional paid-in capital	44,578	45,103
Accumulated deficit	(4,557)	(5,901)
Total stockholders’ equity	40,035	39,216

Total liabilities and stockholders’ equity	$44,204	$46,873

See accompanying summary of significant accounting policies and notes to consolidated financial statements

MONTEREY GOURMET FOODS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Years Ended
	2002	2003	2004
Net revenues	$61,679	$60,490	$62,491

Cost of sales	39,417	41,921	46,023

Gross profit	22,262	18,569	16,468

Selling, general and administrative expenses	15,654	17,161	18,224
Gain (loss)on disposition of assets	(68)	—	(5)

Operating income (loss)	6,540	1,408	(1,761)

Other income (expense), net	3	(1)	42
Interest income (expense), net	110	72	(130)

Income (loss)before provision for income taxes	6,653	1,479	(1,849)

Income tax benefit (provision)	2,838	(444)	505

Net income (loss)	$9,491	$1,035	$(1,344)

Net income per common share
Basic income per common share	$0.68	$0.07	$(0.09)

Diluted income per common share	$0.65	$0.07	$(0.09)

Basic shares outstanding	14,039,902	14,206,627	14,343,386
Diluted shares outstanding	14,664,762	14,414,931	14,343,386

See accompanying summary of significant accounting policies and notes to consolidated financial statements

MONTEREY GOURMET FOODS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED 2002, 2003, and 2004

(in thousands, except share amounts)

	Common Stock		Additional	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, end of 2001	13,766,692	$14	$43,050	$(15,083)	$27,981

Issuance of common stock under Employee Stock Purchase Plan	7,670	—	36	—	36

Issuance of common stock in net warrant exercise	47,414	—	—	—	—

Exercise of stock options for cash	374,615	—	953	—	953

Net settlement from investor 16(b) violation	—	—	(4)	—	(4)

Tax benefit of disqualifying dispositions	—	—	484	—	484

Net income for the year	—	—	—	9,491	9,491

Balance, end of 2002	14,196,391	14	44,519	(5,592)	38,941

Issuance of common stock under Employee Stock Purchase Plan	15,695	—	54	—	54

Exercise of stock options for cash	1,596	—	4	—	4
Tax benefit of disqualifying dispositions	—	—	1	—	1

Net income for the year	—	—	—	1,035	1,035

Balance, end of 2003	14,213,682	14	44,578	(4,557)	40,035

Issuance of common stock under Employee Stock Purchase Plan	14,964	—	43	—	43

Exercise of stock options for cash	163,928	—	427	—	427
Tax benefit of disqualifying dispositions	—	—	55	—	55

Net income (loss) for the year	—	—	—	(1,344)	(1,344)

Balance, end of 2004	14,392,574	$14	$45,103	$(5,901)	$39,216

See accompanying summary of significant accounting policies and noted to consolidated financial statements

MONTEREY GOURMET FOODS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except share amounts)

	Years Ended
	2002	2003	2004
Cash flows from operating activities:
Net income (loss)	$9,491	$1,035	$(1,344)
Adjustments to reconcile net income (loss) to net cash provided by operating activities net of acquisition:
Deferred income taxes	(3,258)	313	(557)
Depreciation and amortization	1,720	2,082	2,510
Provisions for allowances for bad debts, returns, adjustments and spoils	2,565	3,211	3,646
Provisions for inventory allowances	42	510	550
Tax benefit of disqualifying dispositions	484	1	55
Loss on disposition of assets	68	—	5
Changes in assets and liabilities:
Accounts receivable	(2,598)	(3,429)	(2,924)
Inventories	(352)	(1,146)	(267)
Prepaid expenses and other	57	(389)	538
Accounts payable	1,588	(353)	(3)
Accrued and other current liabilities	(313)	(324)	(311)
Net cash provided by operating activities	9,494	1,511	1,898

Cash flows from investing activities:
Purchase of property and equipment	(4,760)	(3,029)	(777)
Acquisition of business net of cash and minority interest	(6,082)	(79)	(7,689)
Net cash used in investing activities	(10,842)	(3,108)	(8,466)

Cash flows from financing activities:
Proceeds from bank borrowing	—	—	2,000
Repayment of bank borrowing	—	—	(610)
Other miscellaneous activities	(4)	—	—
Repayment of capital lease obligations	(32)	(14)	(8)
Proceeds from issuance of common stock	990	58	470
Net cash provided by financing activities	954	44	1,852

Net decrease in cash and cash equivalents	(394)	(1,553)	(4,716)

Cash and cash equivalents, beginning of period	7,232	6,838	5,285
Cash and cash equivalents, end of period	$6,838	$5,285	$569

Cash payments:
Interest	$5	$1	$131
Income taxes	(120)	166	89

Non-cash investing and financing activities:
Note issued to seller in acquisition of business	$—	$—	$1,000
Capital lease obligations assumed in acquisition of business	—	—	5

See accompanying summary of significant accounting policies and notes to consolidated financial statements

MONTEREY GOURMET FOODS, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.              Summary of Significant Accounting Policies

Principles of Consolidation and Nature of Operations

The consolidated financial statements include the accounts of Monterey Gourmet Foods, Inc. (a producer, distributor, and marketer of refrigerated gourmet food products), together with its wholly owned subsidiary, Monterey Pasta Development Company (a franchiser of restaurants - inactive) and 84.5% owned CIBO Naturals, LLC.  All significant intercompany accounts and transactions have been eliminated in consolidation.  Collectively, Monterey Gourmet Foods, CIBO Naturals, LLC and Monterey Pasta Development Company are referred to as the “Company.”

The Company’s production facilities and distribution center are located in Salinas (Monterey County), California, Seattle, Washington, and Eugene, Oregon.  Its products are available throughout the United States as well as selected distribution areas in Canada, the Caribbean, Latin America, and Asia Pacific.  The principal customers are retail groceries and club stores.  The Company offers credit and payment terms to its customers in line with industry practices, generally calling for unsecured trade accounts receivable.

Accounting Periods

For quarterly reporting purposes the Company employs a 4-week, 4-week, 5-week reporting period.  The fiscal year ends on the last Sunday of each calendar year (52/53-week year). The 2002 fiscal year contained 52 weeks and ended on December 29, the 2003 fiscal year contained 52 weeks and ended on December 28 and the 2004 fiscal year contained 52 weeks and ended on December 26.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  The Company’s cash consists primarily of cash in the Company’s bank account.

Accounts Receivable and Allowances

The Company provides allowances for estimated credit losses, product returns, spoilage, and adjustments at a level deemed appropriate to adequately provide for known and inherent risks related to such amounts.  The allowances are based on reviews of history of losses, returns, spoilages, adjustments, contractual relationships with customers, current economic conditions, and other factors that warrant consideration in estimating potential losses.  While management uses the best information available in making its determination, the ultimate recovery of recorded accounts, notes, and other receivables is also dependent on future economic and other conditions that may be beyond management’s control.

Inventory Valuation

Inventories are stated at the lower of cost (using the first-in, first-out method) or market and consist principally of component ingredients to the Company’s refrigerated pasta and sauces, finished goods, and packaging materials.  Many of the ingredients used in the Company’s products are short shelf-lived products and if not used in a certain amount of time may spoil. Management estimates that the raw material will be used in a timely manner; however, management has established certain allowances for the potential of inventory obsolescence, especially for slow moving inventory. In addition, the Company purchased certain packaging materials for its products that are intended to be used in the future.  As of December 26, 2004, the Company has established an inventory allowance of $213,000.

Advertising Costs

The Company expenses advertising costs as incurred or when the related campaign commences.  The Company spent $210,000, $145,000 and 149,000 on advertising during 2002, 2003, and 2004 respectively.

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

Long-lived assets, including plant and equipment, are assessed for possible impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable, or whenever management has committed to a plan to dispose of the assets.  Assets to be held and used affected by such an impairment loss are depreciated or amortized at their new carrying amount over the remaining estimated life; assets to be sold or otherwise disposed of are not subject to further depreciation or amortization.

Goodwill and Intangible Assets

Intangible assets other than goodwill consist of tradenames, customer lists, and non-competes and other intangibles and are recorded at cost, net of accumulated amortization.  Intangibles are amortized over their respective useful lives, if determinate, ranging from 3 to 10 years

Effective January 1, 2002 under SFAS 142, “Goodwill and Other Intangible Assets.” goodwill and intangible assets with indefinite useful lives are to be tested for impairment at least annually. Intangible assets with definite useful lives continue to be amortized over their respective estimated useful lives. The primary identifiable intangible assets of the Company’s reporting units  are trademarks, tradenames and customer relationships acquired in business acquisition. Identifiable intangibles with finite lives are amortized and those with indefinite lives are not amortized. The estimated useful life of an identifiable intangible asset to the reporting unit  is based upon a number of factors, including the effects of demand, competition, and future cash flows. As of December 26, 2004, the net book value of trademarks and other identifiable intangible assets was $6.1 million.

Identifiable intangible assets that are subject to amortization are evaluated for impairment using a process similar to that used to evaluate elements of property. Identifiable intangible assets not subject to amortization are assessed for impairment at least as often as annually and as triggering events may occur. The impairment test for identifiable intangible assets not subject to amortization consists of a comparison of the fair value of the intangible asset with its carrying amount. An impairment loss is recognized for the amount by which the carrying value exceeds the fair value of the asset. In making this assessment, management relies on a number of factors to discount anticipated future cash flows including operating results, business plans and present value techniques. Rates used to discount cash flows are dependent upon interest rates and the cost of capital at a point in time. There are inherent uncertainties related to these factors and management’s judgment in applying them to the analysis of intangible asset impairment. It is possible that assumptions underlying the impairment analysis will change in such a manner that impairment in value may occur in the future.

Goodwill is not amortized but is subject to periodic assessments of impairment. At December 26, 2004, the Company had $8.7 million of goodwill on its books. Goodwill is assessed for impairment at least as often as annually and as triggering events may occur. The corporation performs its annual review in the fourth quarter of each year. Recoverability of goodwill is evaluated using a comparison of the fair value of a reporting unit with its carrying value. If the carrying value of the goodwill of a reporting unit exceeds the fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess. Reporting units are business components one level below the operating segment level for which discrete financial information is available and reviewed by segment management.

In evaluating the recoverability of goodwill, it is necessary to estimate the fair value of the reporting units. In making this assessment, management relies on a number of factors to discount anticipated future cash flows including operating results, business plans and present value techniques. Rates used to discount cash flows are dependent upon interest rates and the cost of capital at a point in time. There are inherent uncertainties related to these factors and management’s judgment in applying them to the analysis of goodwill impairment. It is possible that assumptions underlying the impairment analysis will change in such a manner that impairment in value may occur in the future.

Income Taxes and Deferred Tax Asset Valuation Allowance

The Company accounts for corporate income taxes in accordance with SFAS 109, “Accounting for Income Taxes”, which requires an asset and liability approach.  This approach results in the recognition of deferred tax assets (future tax benefits) and liabilities for the expected future tax consequences of temporary timing differences between the book carrying amounts and the tax basis of assets and liabilities.  Future tax benefits are subject to a valuation allowance to the extent of the likelihood that the deferred tax assets may not be realized. The Company’s deferred tax assets include significant amounts of NOLs. During 2004, the valuation allowance was increased slightly due to consideration of the impact of the 2004 losses and the Company’s assessment of the realization of such NOLs. The amount of the valuation allowance is significantly dependent on management’s assumptions regarding future taxable income and the availability of these NOLs to offset future taxable income.

Revenue Recognition

The Company recognizes revenues through sales of its products primarily to grocery and club store chains.  Revenues are recognized once there is evidence of an arrangement (such as a customer purchase order), product has shipped and in some instances, not until the product has been delivered, the price and terms are finalized, and collectibility is reasonably assured.  Accordingly, sales are recorded when goods are shipped or for one customer, when the product is delivered, at which time title and risk of loss have passed to the customer, consistent with the freight terms for most customers.  Title and risk of loss pass upon delivery to retail locations for the Direct Store Delivery program, as that product is transported in the Company’s own vehicles.  Potential returns, adjustments and spoilage allowances are provided for in accounts receivable allowances and accruals.

The Company records shipping cost for product delivered to customers in selling expense.  These costs were approximately  $2,609,000, $3,158,000 and $3,201,000 for 2002, 2003 and 2004 respectively.  Any amounts charged to customers for freight and deliveries are included in revenues.  Certain incentives granted to customers such as promotions, trade ads, slotting fees, and coupons are recorded as offsets to revenues.

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

If the Company had elected the fair value method of accounting for stock-based compensation, compensation cost would be accrued at the estimated fair value of stock option grants over the service period, regardless of later changes in stock prices and price volatility.  The fair value at date of grant for options granted in 2002, 2003, and 2004 have been estimated based on a modified Black-Scholes pricing model with the assumptions identified in the following table.

	2002	2003	2004

Dividend Yield	—	—	—

Volatility	75.0%	66.0%	54.9%

Risk-Free Interest Rates	3.81%	4.60%	3.69%

Expected Lives in Years	5	5	4

The table below shows net income per share for 2002, 2003, and 2004 as if the Company had elected the fair value method of accounting for stock options (dollars except per share data stated in thousands).

	2002	2003	2004
Net income (loss) as reported	$9,491	$1,035	$(1,344)

Deduct: total stock-based employee compensation determined under fair value method for all awards, net of related tax effects	(830)	(1,393)	(715)

Proforma net income (loss), as adjusted	8,661	(358)	(2,059)

Earnings per share:
Basic, as reported	$0.68	$0.07	$(0.09)
Basic, as adjusted	$0.62	$(0.03)	$(0.14)

Diluted, as reported	$0.65	$0.07	$(0.09)
Diluted, as adjusted	$0.59	$(0.02)	$(0.14)

Basic shares	14,039,902	14,206,627	14,343,386
Diluted Shares	14,664,762	14,414,931	14,343,386

Beginning with the fourth quarter of fiscal 2004, the Company decreased the estimate of the expected life of new options granted to employees from five years to four years. This change in expected life assumption is based on historical experience as well as the terms and vesting periods of the options granted. The reduction in the estimated expected life was a result of an analysis of the Company’s historical experience.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the period.  Actual results could differ from those estimates.  The most significant estimates made by the Company are those related to accounts receivable and deferred tax allowances, allocation of purchase price of acquired businesses, depreciation of fixed assets, amortization of acquired intangible assets, and impairment assessments made for intangibles.

Indemnifications

The Company follows FASB Interpretation (“FIN”) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires a guarantor to recognize, at the inception of a qualified guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.

Pursuant to its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime., The Company has no liabilities recorded for these agreements as of December 26, 2004.

The Company enters into indemnification provisions under (i) its agreements with other companies both in extraordinary transactions (such as acquisitions of a material amount of assets or other investment in other companies) and in its ordinary course of business, typically with business partners, contractors and customers, its sublandlord and (ii) its agreements with investors. Under these provisions the Company has agreed to generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by the Company with regard to intellectual property and other rights. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. To date, the Company has not incurred any costs as there have been no lawsuits or claims related to these indemnification agreements. Accordingly, the Company has no liabilities recorded for these agreements as of December 26, 2004.

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”. SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock Based Compensation”, and supersedes APB 25. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements.

The effective date of SFAS 123R is the first reporting period beginning after June 15, 2005, which is third quarter 2005 for calendar year companies, although early adoption is allowed. SFAS 123R permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but also permits entities to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS 123.

The Company currently utilizes a standard option pricing model (i.e., Black-Scholes) to measure the fair value of stock options granted to Employees. While SFAS 123R permits entities to continue to use such a model, the standard also permits the use of a “lattice” model. The Company has not yet determined which model it will use to measure the fair value of employee stock options upon the adoption of SFAS 123R. See Note entitled “Stock Based Compensation” for further information.  SFAS 123R also requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date. These future amounts cannot be estimated, because they depend on, among other things, when employees exercise stock options.

The Company currently expects to adopt SFAS 123R effective July 1, 2005; however, the Company has not yet determined which of the aforementioned adoption methods it will use.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs: an amendment of ARB No. 43, Chapter 4” to clarify the accounting of abnormal amounts of idle facility expense, freight, handling costs and wasted material.  SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  At this time, management is in the process of reviewing this statement for its impact on the Company’s cost of goods sold and inventory valuation.  Management has not determined if this statement will impact its statement of operations in the future.

Reclassifications

Certain of the prior year financial statement amounts have been reclassified to conform to the current year presentation.  These reclassifications had no impact on previously reported income or accumulated deficit.

2.                                      Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentration of credit risk, include cash, cash equivalents, and accounts receivable.   The Company maintains its cash accounts in Comerica Bank in Fresno, California.  The bank cash balances are insured by the Federal Deposit Insurance Corporation up to $100,000.   At December 26, 2004 uninsured cash balances totaled $469,000.  As of December 26, 2004, approximately 67% of the Company’s accounts receivable are concentrated with two major customers (See Note 11).

3.              Inventories

	2003	2004
	(in thousands)
Inventories consisted of the following:

Production – Ingredients	$1,912	$1,971
Production – Finished goods	1,219	1,341
Paper goods and packaging materials	1,199	1,190
Operating supplies	44	36
	4,374	4,538
Allowances for spoils and obsolescence	(51)	(213)
	$4,323	$4,325

4.              Property and Equipment

	2003	2004
	(in thousands)
Property and equipment consisted of the following:

Leasehold improvements	$5,025	$5,084
Machinery and equipment	18,606	19,317
Computers, office furniture and equipment	846	1,195
Vehicles	364	298
	24,841	25,894
Less accumulated depreciation and amortization	(9,828)	(11,163)
	15,013	14,731
Construction in progress	432	37
	$15,445	$14,768

Construction in progress at December 26, 2004 includes deposits for equipment on order or yet to be installed.  Depreciation expense for 2002, 2003, and 2004 was $1,443,000, $1,593,000 and $2,029,000, respectively.

5.              Goodwill and Other Intangible Assets

Goodwill and other intangible assets consist of (in thousands of dollars):

	Year-end 2003	2004 Additions	Year-end 2004	Accumulated Amortization	Net Carrying Amount
Trademarks and tradenames	$820	$220	$1,040	$187	$853
Customer lists	1,500	3,240	4,740	632	4,108
Other intangibles	455	1,140	1,595	442	1,153

Total intangilble assets	2,775	4,600	7,375	1,261	6,114

Goodwill	5,143	3,975	9,118	394	8,724

Total goodwill and intangilble assets	$7,918	$8,575	$16,493	$1,655	$14,838

All of the Company’s business combinations were accounted for using the purchase method.  Amortization expense for 2004 was $481,000.  The Company performed annual impairment testing as required by SFAS 142 at the beginning of the fourth quarter of 2004 to determine if any writedowns were necessary, with no impairment adjustments needed.

Following is table of estimated amortization expense for the next five years:

Year	Estimated Amortization Expense
(in thousands)
2005	$496
2006	461
2007	455
2008	455
2009	455

6.              Notes, Loans, and Capitalized Leases Payable

Notes, leases and capital leases payable consist of (in thousands):

	2003	2004

Subordinated note payable to OBIC Inc.	$—	$1,000
6% interest only until March 31, 2006
Monthly principal payments of $8 starting April 1, 2006
Marturity on March 31, 2016
Note payable to Comerica Bank	—	1,390
Variable rate interest at LIBOR plus 225 basis points
Monthly principal payments of $62 plus interest
Maturity on October 31, 2006
Capital lease payable	3	18
Total notes, loans, and capital leases payable	$3	$2,408
Less current portion of notes, loans, and capital leases payable	(2)	(757)
Notes, loans, and capital leases payable, less current portion	$1	$1,651

Notes and loans

The note payable to OBIC, Inc. was a note on the balance sheet of CIBO Naturals at the time the Company acquired CIBO.  This note was not retired at the time of the acquisition. No principal payments have been made on this note.

Credit Facility

As of December 26, 2004, the Company had a credit facility extended by Comerica Bank, which was renegotiated in August 2001 and has been renewed each year for $10.0 million in aggregate borrowings.  This facility was unused until January 2004 when the Company purchased an 80% interest in CIBO Naturals LLC.  The facility consists of $1.5 million working capital line of credit and an $8.5 million non-revolving term loan.  The $1.5 million working capital portion of the facility is priced at LIBOR, plus 200 basis points and expires October 31, 2005.  As of December 26, 2004, the Company was using $900,000 of the working capital line in the form of a letter of credit for the partially self-insured workers compensation program and was using approximately $1.39 million of the non-revolving term facility, which left a total of $7,71 million remaining in the combined facilities for its use. The non-revolving term portion of the facility pricing is at either prime rate or LIBOR plus 225 basis points over LIBOR and is subject to annual review.  At December 26, 2004, the Company was paying 5.25% interest on this loan.  The Company is required to pay $62,500 per month plus interest on the non-revolving term loan.

The terms of the Credit Facility prohibit the payment of cash dividends (except with written approval) on the Company’s capital stock and restrict payments for, among other things, repurchasing shares of Company’s capital stock.  Other terms of the Credit Facility limit the Company with respect to, among other things, (i) incurring additional indebtedness,  (ii) adversely changing the capital structure, and (iii) acquiring assets other than in the normal course of business including specific limits on annual capital expenditures.  As of December 26, 2004, there were no violations of any loan covenants.

Effective January 1, 2004, the Company initiated a $900,000 Letter of Credit in favor of Sentry Insurance as required collateral for a deductible worker’s compensation program.   On January 1, 2005, the Letter of Credit was increased to $1,000,000 in favor of the same insurance company.  The new letter of credit expires December 31, 2005.

Future principal payments due under notes, loans, and capital leases payable are as follows (in thousands):

Year	Principal Amount
2005	$757
2006	651
2007	75,
2008	100
Thereafter	825
$2,408

Capitalized Leases

The Company leases certain equipment under capitalized leases, including office equipment, and forklift, with a liability of $3,000 and $18,000 in 2003 and 2004, respectively.

7.                                      Operating Leases

The Company currently leases production, warehouse and corporate office space as well as certain equipment in Monterey County, California under both month-to-month and non-cancelable operating lease agreements, expiring at various times through 2007.  The terms of the leases generally require the Company to pay common area maintenance, taxes, insurance, and certain other costs.  All building leases have renewal options (see Item 2 “Properties” on page 10) and all include cost of living adjustments.  The Company records rent expense on a straigt-line basis over the lease term.

Future minimum annual lease payments due under non-cancelable operating leases with terms of more than one year are as follows (in thousands):

Year	Lease Amount
2005	$1,182
2006	1,176
2007	936
2008	567
Thereafter 6	3,778
$7,639

Gross rent expense under the leases for 2002, 2003, and 2004 was  $711,000, $805,000, and 1,080,000  respectively.  Each of the Company’s four facilities are leased.  The Company leases approximately 133,000 square feet in Salinas, California, comprised of 43,700 at its headquarters facility and 89,200 at its distribution facility three miles from its headquarters. The current production facilities/headquarters lease expired in October 2004.  The Company and the landlord have agreed to a ten year extension of the current lease at current fair-market value.  The fair-market value is being determined by a real estate appraiser in the area.  The fair market value has yet to be determined, but will most likely be higher than what the Company is currently paying.. The lease for the distribution center and adjacent production and storage facilities expires in June 2007 with two five-year renewal options.

The Company acquired a lease for the 19,000 square foot production facility and offices as part of its acquisition of Emerald Valley.  The lease expires December 31, 2007, with three five-year renewal options. In 2004, the Company announced the purchase of an 80% interest in CIBO Naturals LLC which operates out of a 17,500 square foot leased facility in Seattle, WA which expires in May 2005 which is in the process of being extended for an additional three years.

8.                                      Stockholders’ Equity

Preferred Stock

The Company has 1,000,000 Preferred Shares at $.001 par value authorized, however none are issued.

Common Stock

During 2002, employee and director options representing 224,204 shares of common stock were exercised for proceeds of $603,000.  Non-plan options representing 150,411 shares of common stock granted to the shareholders and plant manager of Frescala Foods, Inc. as part of the March 1999 acquisition were also exercised, resulting in proceeds of $350,456.  In addition, warrants with an exercise price of $6.50 and an expiration date of May 1, 2003, representing 47,414 shares of Company common stock were exercised as parts of net exercises, with no cash proceeds to the Company.  These warrants were originally issued in connection with a July 1996 private placement in which the Company issued warrants to purchase up to 400,750 shares of common stock.  Additionally, 7,670 employee stock purchase plan shares were issued with proceeds of $36,000 in 2002.

Warrants representing up to 242,171 shares of common stock issued in connection with the July 1996 private placement expired unexercised in 2003 and at December 28, 2003 and December 26, 2004, there were no warrants outstanding.

During 2003 employee and director options representing 1,596 shares of common stock were exercised for proceeds of $4,000 and 15,695 employee stock purchase plan shares were issued for proceeds of $54,000.

During 2004 employee and director options representing 163,928 shares of common stock were exercised for proceeds of $427,000 and 14,964 employee stock purchase plan shares were issued for proceeds of $43,000.

Employee Stock Purchase Plan

In October 1994, the Company’s Board of Directors adopted a qualified employee stock purchase plan.  Under the purchase plan, eligible employees (those who have completed one year of continuous employment with the Company) may purchase shares of the Company’s common stock through payroll deductions not to exceed 10% of gross wages.  The Company has reserved 200,000 shares of its common stock for issuance under the purchase plan, which remains in effect until terminated by the Company’s Board of Directors, or until all of the shares reserved for under the purchase plan have been issued.  Unless the Board has otherwise provided a higher amount prior to the commencement of an offering period, the offering exercise price for each purchase period is 85% of the lesser of (a) the fair market value of the shares on the offering date of such offering period or (b) the fair market value of the shares on the given purchase date.  There were 7,670, 15,696 and 14,964 shares of common stock issued under the plan in 2002, 2003 and 2004, respectively.  At December 26, 2004, there were 146,732 available shares remaining under the plan.

Income per Share

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

Options to purchase 1,528,385, 1,872,739 and 1,763,810 shares of common stock were outstanding at year-end 2002, 2003, and 2004, respectively.  At 2002 year-end a total of 1,423,885 options were included in the computation of diluted income per share, with 104,500 excluded, because of anti-dilutive exercise prices. At 2003 year-end a total of 649,739 options were included in the computation of diluted income per share, with 1,223,000 excluded, because of exercise prices.  At 2004 year-end a total of 1,763,810 options were excluded from the computation of diluted earnings per share because they were anti-dilutive due to the Company’s net loss for the year.

Warrants to purchase 242,171, shares were outstanding at year-end 2002.  No warrants were outstanding at year end 2003 and 2004. At year-end 2002 no warrants representing shares of common stock were included in the computation of income per share, with warrants representing 242,171 shares of common stock excluded, because of exercise prices.  At year-end 2003 and 2004 no warrants representing shares of common stock were included because they expired.

9.                                      Stock Options

Effective August 31, 1993, the Company’s Board of Directors adopted a stock option plan (the “Plan”), subsequently several times amended and restated, which provides for the granting of incentive stock options or non-qualified stock options to eligible employees, consultants and outside directors.  The Company initially reserved 1,200,000 shares of its common stock for issuance under the Plan and in subsequent years increased the total shares reserved to 3,240,000.  The Plan provides that the option price shall not be less than the fair market value of the shares on the date of grant; therefore, no compensation expense is recorded for employees, unless the market price exceeds the strike price on the day of grant.  Compensation or other expense is recorded for any non-employee grants at fair value of the option award.  Options generally vest over a period of one to three years and may be exercised for a period of up to ten years.  During 2001, the Company issued additional options to purchase up to 155,200 shares outside of the Plan (the “Nonstatutory Plan”).  As amended, the Plan expires April 30, 2012.  As of December 26, 2004, the Company had 1,244,879 shares available under the Plan, and 33,800 available as part of the Nonstatutory Plan.

The following table shows activity in outstanding options during 2002, 2003, and 2004:

	2002		2003		2004
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	1,527,250	$3.91	1,528,385	$4.90	1,872,739	$4.63
Granted	400,800	6.47	391,200	3.82	344,000	3.46
Exercised	(374,615)	2 54	(1,596)	2.55	(163,928)	2.61
Canceled or expired	(25,050)	5.30	(45,250)	6.69	(289,001)	5.59
Outstanding at end of year	1,528,385	$4.90	1,872,739	$4.63	1,763,810	$4.44

Options exercisable at year end	951,485	$3.96	1,338,639	$4.65	1,281,210	$4.76

Weighted average fair value of options granted during the year		$4.26		$3.82		$3.46

The following table shows information for options outstanding or exercisable as of December 26, 2004:

		OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
Range of Exercise Prices		Number Outstanding As of 12/26/2004	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable As of 12/26/2004	Weighted Average Exercise Price

$1.12500	$2.25000	188,325	2.33 Years	$1.78604	188,325	$1.78604
$2.40625	$3.34375	245,235	5.96 Years	$3.06051	188,235	$3.00608
$3.35000	$3.44000	256,500	9.71 Years	$3.43361	12,500	$3.39600
$3.45000	$3.76000	245,700	8.63 Years	$3.71020	149,350	$3.71844
$3.77000	$5.00000	179,300	7.44 Years	$4.16841	94,050	$4.25542
$5.20000	$6.03000	190,250	6.98 Years	$5.67308	190,250	$5.67308
$6.05000	$6.55000	271,500	7.15 Years	$6.38116	271,500	$6.38116
$6.62500	$8.08000	183,500	6.90 Years	$7.38341	183,500	$7.38341
$8.37000	$9.20000	2,500	7.33 Years	$8.71400	2,500	$8.71400
$9.25000	$9.25000	1,000	7.30 Years	$9.25000	1,000	$9.25000

Total		1,763,810	7.03 Years	$4.43602	1,281,210	$4.75949

The following table provides information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 26, 2004, including the Monterey Gourmet Foods  Third Amended and Restated 1993 Stock Option Plan, the Monterey Gourmet Foods 1995 Employee Stock Purchase Plan (See Note 6) and the Monterey Gourmet Foods 2001 Nonstatutory Stock Option Plan.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,629,860	(1)	$4.44	1,244,879
Equity compensation plans not approved by security holders	133,950	(2)	$6.55	33,800
Total	1,763,810		$4.44	1,278,679

(1)          Issued under the Monterey Gourmet Foods 1993 Stock Option Plan and the Monterey Gourmet Foods 1995 employee Stock Purchase Plan

(2)          Issued to Company employees under the Monterey Gourmet Foods 2001 Nonstatutory Stock Option Plan (154,200 at $6.55)

10.                               Income Taxes

The Company’s income tax benefit (provision) consists of (in thousands):

	2002	2003	2004
Current:

Federal	$(263)	$(1)	$916
State	(157)	(130)	146
Total	(420)	(131)	1,062

Deferred:

Federal	3,366	(373)	(404)
State	(108)	60	(153)
Total	3,258	(313)	(557)

Net tax benefit (expense)	$2,838	$(444)	$505

A reconciliation between the Company’s effective tax rate and U.S. Federal income tax rate on loss from continuing operations follows:

	2002	2003	2004

Federal statutory rate	34.0%	34.0%	34.0%

State income taxes, net of effect on Federal income	1.5%	(3.7)%	5.6%

Federal and State valuation allowances	(78.6)%	0.0%	(10.7)%

Other	0.4%	(0.3)%	(1.6)%

Effective income tax rate	(42.7)%	30.0%	27.3%

The valuation allowance for 2002, 2003, and 2004 was increased (reduced) by, ($5,196,000), $0, and 197,000 respectively.  During 2002, the valuation allowance was reduced due to its assessment of the likelihood of realizing net operating loss carryforwards  (NOLs) associated with a business that had previously been sold in the past.  During 2004, the valuation allowance increased due to the Company’s assessment of its utilization of such NOLs. This assessment is largely based upon the Company’s ability to project future income, which was impacted negatively by the taxable loss generated in 2004.  As of December 26, 2004, remaining net deferred tax assets available to offset future cash tax liabilities are $1,126,000 short-term and $3,952,000 long-term.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax assets are as follows:

	2003	2004
	(in thousands)
Federal NOLs	$3,615	$5,861
Accumulated depreciation and amortization	342	(567)

Alternative minimum tax credit carryovers	274	190
State income and franchise taxes, net of effect on Federal income taxes	403	(146)
Allowances against receivables	150	94
Other	480	585
	5,264	6,017
Less valuation allowance	(742)	(939)

Net deferred tax assets	$4,522	$5,078

As of December 26, 2004, the Company has Federal NOLs totaling $14.5 million, which expire in varying amounts through 2012.  Should more than a 50% change in Company ownership occur within a three-year period, utilization of these losses to reduce future years’ taxable income would be further limited. State income and franchise deferred tax assets include approximately $190,000 in California Manufacturer’s Tax Credits available to offset future California income taxes, expiring in varying amounts through 2012.

The Company realizes tax benefits as a result of the exercise of non-qualified stock options and the exercise and subsequent sale of certain incentive stock options (disqualifying dispositions). For financial reporting purposes, any reduction in income tax obligations as a result of these tax benefits is credited to additional paid-in capital. In the years 2002, 2003, and 2004 tax benefits of disqualifying dispositions totaling $494,000, $1,000 and $55,000 respectively have been credited to stockholders’ equity.

11.                               Significant Customers

Costco and Sam’s Club (including Wal-Mart Supercenters) stores each accounted for percentages of total net revenues as follows:

	2002	2003	2004
Costco	43%	34%	36%
Sam’s Club stores	31%	32%	24%

At December 28, 2003, and December 26, 2004, Costco and Sam’s Club stores accounted for the following concentration of accounts receivable:

	2003	2004
Costco	33%	53%
Sam’s Club stores	32%	14%

The Company currently sells its products to eight separate US Costco regions, Mexico and Canada which make purchasing decisions independently of one another.  On a regular basis, these regions re-evaluate the products carried in their stores.  There can be no assurance that these Costco regions will continue to offer the Company’s products in the future or continue to allocate the Company the same amount of shelf space.  Purchasing decisions for Sam’s Club stores (“Sam’s”) and Wal-Mart Supercenters, the Company’s second largest customer, are made at their respective head offices with input from the stores.  The Company is in the seventh year of its relationship with Sam’s. On February 2, 2004 the Company announced that Wal-Mart Supercenters discontinued its private label program which has impacted the Company’s profitability. There can be no assurance that Sam’s Club will continue to carry the Company’s products.  Currently, the loss of either Costco or Sam’s or the significant reduction in sales to either of these customers would materially adversely affect the Company’s business operations.

No other single customer accounted for more than 10% of revenues or accounts receivable during 2003 and 2004.

The Company operates in the refrigerated specialty foods segment.  During 2002, 2003 and 2004 net revenues to foreign customers represented 3.0%, 3.4% and 3.4% of total net revenues, with Canada and Mexico accounting for over 92% of those sales, and the remainder going to Asia Pacific.  Most of the foreign sales are invoiced in US dollars.

12.                               Litigation and Contingencies

There are no material legal proceedings pending to which the Company is a party or to which any of its property is subject.  The Company is a party to ordinary routine litigation incidental to the Company’s business.

On February 18, 2004, a complaint was filed by BC-USA, Inc. dba Bongrain Cheese USA against the Company, James M. Williams, its Chief Executive Officer, and CIBO Naturals, LLC in the King County Superior Court, State of Washington.  Mr. Williams was Chief Executive Officer of Bongrain Cheese USA prior to his employment by the Company.  The complaint pled several causes of action based principally upon an allegation that Mr. Williams, by participating in the acquisition of CIBO by the Company, breached agreements between himself and Bongrain Cheese USA. The complaint asked for preliminary and permanent injunctive relief enjoining the defendants from using or disclosing confidential, proprietary or trade secret information of Bongrain Cheese USA, plus unspecified damages.  In July 2004, the Company entered into a confidential settlement to avoid future litigation and legal costs.  For the year ended December 26, 2004 the Company expensed $248,000 of costs associated with this litigation.

The Company incurred legal fees in defending past lawsuits. During 2004, the Company paid $497,000 net of insurance reimbursement to settle all lawsuits and to pay for legal defense and legal advice.

13.                               Employee Benefit Plan

In 1996, the Company instituted a 401(k) Plan covering substantially all full-time employees with six months of service.  Under the Plan, employees may elect to defer up to 15% of compensation (subject to certain limitations).  Prior to 2003 the Company matched one-half of employee contributions up to 6% of compensation.  Beginning in January 2003 the Company adopted a Safe Harbor Plan and will match employee contributions up to 4% of compensation.  In addition, the Company may make an annual discretionary profit-sharing contribution.   Employee contributions, Company matching contributions and related earnings are always 100% vested.  Company profit-sharing contributions and related earnings vest 20% a year, with 100% vesting after five years of service.  During 2002,

2003 and 2004, the Company’s expense for matching contributions was $122,000, $191,000, and $201,000 respectively; there were no discretionary profit-sharing contributions for 2002, 2003, or 2004.

14.                               Business Acquisitions

The Emerald Valley Purchase

On August 23, 2002 the Company purchased the operating assets and inventory of Emerald Valley Kitchen, Inc. (“Emerald Valley”), a Eugene, Oregon based producer of organic fresh salsas, dips, hummus, and sauces with over 90% retail chain distribution. The Company considered this purchase an opportunity to enter the rapidly growing organic food market.  The consideration to the sellers consisted of $5,744,000 in cash.  Additionally, the Emerald Valley owners are eligible to receive an earn-out based upon Emerald Valley Kitchen Earnings before Interest, Taxes, Depreciation, and Amortization (“EBITDA”) above a predetermined level calculated annually at the end of the first five years after the acquisition date. The Company incurred $79,000 in 2003 and $59,000 in 2004 respectively under this earn-out agreement.  Funding for the transaction came from existing cash balances.

The total initial consideration of $5,744,000, plus related acquisition costs of $188,000, was allocated as follows: The trademark, which has been included in intangible assets, will continue to be used for an indefinite period.  Therefore, this asset will not be amortized on a monthly basis, but will be tested for impairment annually in keeping with SFAS 142.  Recipes will be amortized over a three-year life.  The customer list will be amortized over a ten-year life.

(in thousands)
Inventories	$299
Fixed assets	120
Customer list	1,500
Trademark	600
Recipes	60
Goodwill	3,353
Total acquisition cost	$5,932

Also in 2002, the Company purchased certain recipe information from Chet’s Fine Foods and certain trademark rights and recipes from Isabella’s Kitchen, LLC.  The total amount paid for these assets was $150,000.  Therefore total expenditures on the acquisition of business operating assets equated to $6,082,000 in 2002.

The CIBO Naturals Purchase

In 2004,  the Company acquired an 80% interest in CIBO Naturals LLC (“CIBO”), a leading manufacturer of premium sauces and spreads located in Seattle, Washington. The Company paid CIBO and its members $7.0 million cash for 80% interest in CIBO.  $3,000,000 went to the owners of CIBO and $4,000,000 went to pay down debt on the books of CIBO.  The acquisition agreement provided for the purchase of the remaining 20% ownership after four years at a predetermined calculation based on earnings before taxes.  The cash came partly from the Company’s cash balances and from its credit facilities

CIBO produces a variety of refrigerated gourmet sauces and spreads including fresh pesto sauces, flavored cheeses, bruschetta toppings and tapenade spreads.  CIBO’s products are sold nationally through club stores, supermarket delis and specialty food stores. CIBO fits well with the Company’s growth strategy in premium refrigerated foods.  CIBO through its “CIBO Naturals” brand sells unique, high quality products and has developed a strong market position which the Company believes has great growth potential in both expanded distribution and in new products.

As part of the acquisition, Management determined the components that represent the intangible assets such as customer and distributor relationships, non-competition agreements, recipes and tradements and goodwill purchased as part of the purchase price.  Under the purchase method of accounting, the total estimated purchase price is allocated to CIBO’s tangible and intangible assets based upon their estimated fair value as of the date of completion of the acquisition.  Based upon the purchase price and valuation, and based on financial information at the time of the acquisition the preliminary purchase price allocation was as follows (in thousands of dollars):

Cash acquired at acquisition	$31
Tangible assets acquired	1,528
Goodwill acquired	3,396
Intangible assets acquired	4,600
Total assets acquired	9,555
Less assumed liabilities	(5,805)
Net assets acquired	3,750
Less minority interest	(750)
Cash paid directly to owners of CIBO	$3,000

On May 12, 2004, the Company purchased an additional 4.5% ownership in CIBO from OBIC, Inc. for $316,500 plus expenses associated with the purchase. No earnout was involved with this purchase.  This purchase increased the Company’s investment in CIBO to 84.5% which reduced the amount of the minority interest to $581,000.

The following unaudited pro forma financial information presents a summary of the Company’s consolidated results of operations for the year ended December 28, 2003 and December 26, 2004, assuming the CIBO acquisition had taken place as of January 1, 2003 and January 1, 2004 respectively (in thousands except per share data).

	December 28, 2003	December 26, 2004

Net revenues	$71,006	$63,195

Net income (loss)	$1,363	$(1,352)

Net income (loss) per common share:
Basic income (loss) per common share	$0.10	$(0.09)

Diluted income (loss) per common share	$0.09	$(0.09)

Basic shares outstanding	14,206,627	14,343,386
Diluted shares outstanding	14,414,931	14,343,386

The unaudited condensed pro forma financial information has been prepared for comparative purposes only and reflects the historical audited results of CIBO Naturals LLC.  The pro forma financial information includes adjustments to reflect interest expense generated from cash that was used for the acquisition and related income tax adjustments.  The pro forma information also includes an estimation of amortization of identifiable intangible assets.  The pro forma information does not purport to be indicative of operating results that would have been achieved had the acquisition taken place on the dates indicated or the results that may be obtained in the future.

The table below details the expenditures the Company made with regards to all acquisition activity during 2004 (in thousands of dollars).

Reconciliation of cash payments for acquistions (in thousands)

Cash paid directly to owners of CIBO Naturals	$3,000
Cash payments on CIBO’s loans at time of closing	4,000
Costs associated with closing CIBO acquisition	344
Purchase of 4.5% ownership in CIBO from OBIC, Inc.	317
Cash payment on earn-out for Emerald Valley Kitchen acquisition	59
Less cash acquired in CIBO acquisition	(31)
Net cash expenditures for acquisitions in 2004	$7,689

15.                               Subsequent Events

Subsequent to year-end, on January 11, 2005, Monterey Gourmet Foods, Inc., Casual Gourmet Foods, Inc.(“Casual”), and the shareholders of Casual entered into a definitive agreement for the purchase by Monterey Gourmet Foods, Inc. of 60% of Casual’s outstanding shares for $6,000,000 in cash and for the acquisition by Monterey Gourmet Foods of Casual’s remaining shares over the next three years based on a multiple of EBITDA. Casual, which produces branded gourmet sausages, prepared soups and other food products, is a Florida corporation with headquarters in Tampa, Florida.

This acquisition supports the Company’s growth strategy in the specialty premium refrigerated food category. Casual’s great-tasting lower fat, low-calorie sausages and burgers fit well with today’s consumer interested in unique and healthy food choices. Casual’s sausage products are positioned in the fast growing healthy gourmet segment of the large cooked sausage category. Their refrigerated, fully cooked soups cater to the time-starved consumer looking for premium gourmet meal options. Like Monterey Gourmet Foods, Casual competes in the refrigerated sections in club and retail food store channels, so there are several synergies available between our two companies. The Company envisions expanding the existing Casual brand, developing new products, and increasing distribution in club, retail, and potentially other channels.

The Company borrowed an additional $5 million from Comerica Bank in order to fund the acquisition of Casual Gourmet Foods.  As part of the new financing, the entire credit facility was revised.  The Company now has a $2.0 million dollar working capital line of credit against which a letter of credit in the amount of $1,000,000 is issued in favor of an insurance company to support a partially self-insured worker’s compensation program initiated by the Company on January 1, 2003 and continuing into 2005.  The loan covenants also have been changed to reflect the additional borrowing.

16.                               Quarterly Information (unaudited)

The summarized quarterly financial data presented on the following page reflect all adjustments which, in the opinion of management, are of a normal and recurring nature necessary to present fairly the results of operations for the periods presented (in thousands of dollars).

Year Ended 2003	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	2003

Net revenue	$16,077	$15,311	$14,876	$14,226	$60,490

Gross profit	5,585	4,950	3,986	4,048	18,569

Operating income (loss)	1,460	569	(408)	(213)	1,408

Net income (loss)	912	490	(259)	(108)	1,035

Primary earnings per common share	$0.06	$0.03	$(0.02)	$(0.01)	$0.07

Diluted earnings per common share	$0.06	$0.03	$(0.02)	$(0.01)	$0.07

Year Ended 2004	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	2004

Net revenue	$16,385	$14,988	$16,032	$15,086	$62,491

Gross profit	4,375	3,580	4,367	4,146	16,468

Operating income (loss)	(699)	(900)	129	(291)	(1,761)

Net income (loss)	(481)	(543)	75	(395)	(1,344)

Primary earnings per common share	$(0.03)	$(0.04)	$0.01	$(0.03)	$(0.09)

Diluted earnings per common share	$(0.03)	$(0.04)	$0.01	$(0.03)	$(0.09)

SCHEDULE II

MONTEREY PASTA COMPANY

VALUATION AND QUALIFYING ACCOUNTS

	Balance, Beginning of 2002	Additions - Charged to Costs and Expense	Deductions - Write-offs Charged to Reserves	Balance, End of 2002

Allowances against receivables — Spoils, returns, adjustments and bad debts	$305	$2,565	$2,343	$527

Inventory reserves — Spoils and obsolescence	$28	$42		$70

		Additions -	Deductions -
	Balance,	Charged to	Write-offs	Balance,
	Beginning	Costs and	Charged to	End of
	of 2003	Expense	Reserves	2003

Allowances against receivables — Spoils, returns, adjustments and bad debts	$527	$3,211	$3,298	$441

Inventory reserves — Spoils and obsolescence	$70	$510	$528	$51

		Additions -	Deductions -
	Balance,	Charged to	Write-offs	Balance,
	Beginning	Costs and	Charged to	End of
	of 2004	Expense	Reserves	2004

Allowances against receivables — Spoils, returns, adjustments and bad debts	$441	$3,646	$3,847	$240

Inventory reserves — Spoils and obsolescence	$51	$550	$388	$213

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of San Francisco, State of California, on the 25th day of March, 2005

MONTEREY GOURMET FOODS

By:	/s/JAMES M. WILLIAMS
James M. Williams
President and Chief Executive Officer

By:	/s/SCOTT WHEELER
Scott Wheeler
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated and on the dates indicated.

Name	Title	Date

/s/JAMES M. WILLIAMS	Chief Executive Officer,	March 25, 2005
James M. Williams	President, and Director

/s/CHARLES B. BONNER	Director	March 25, 2005
Charles B. Bonner

/s/F. CHRISTOPHER CRUGER	Director	March 25, 2005
F. Christopher Cruger

/s/MICHAEL P. SCHALL	Director	March 25, 2005
Michael P. Schall

/s/VAN TUNSTALL	Director	March 25, 2005
Van Tunstall

/s/JAMES WONG	Director	March 25, 2005
James Wong

/s/WALTER L. HENNING	Director	March 25, 2005
Walter L. Henning

/s/R. LANCE HEWITT	Chairman of the Board	March 25, 2005
R. Lance Hewitt

Index to Exhibits

3.1	Certificate of Incorporation dated August 1, 1996 (incorporated by reference from Exhibit B to the Company’s Definitive Proxy Statement for its 1996 Annual Meeting of Shareholders (the “1996 Proxy”).)
3.2	Delaware Certificate of Amendment filed August 2004
3.3	Bylaws of the Company (incorporated by reference from Exhibit C to the 1996 Proxy)
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

10.11*	Offer letter regarding Employment as Chief Executive Officer dated August 20, 2002 with Mr. James M. Williams
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

10.31	Agreement for Purchase and Sale of OBIC, Inc.’s Limited Liability Company Units dated May 12, 2004 by and among the Company and the Unitholders of CIBO Naturals, LLC.
10.32

Stock Purchase Agreement by and among Monterey Gourmet Foods, Inc., Casual Gourmet Foods, Inc., and Certain Shareholders dated January 11, 2005. . (incorporated by reference from Exhibit 2.01 filed with the Company’s 8-K on January 18, 2005)

10.33**	Third Modification to Business Loan Agreement between the Company and Comerica Bank dated January 5, 2005.

23.1**	Consent of BDO Seidman, LLP
31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Management contract or compensatory plan or arrangement covering executive officers or directors of the Company and its former subsidiary, Upscale Food Outlets, Inc.

** filed herewith