Form 10-Q
period 2005-03-31
MONTEREY GOURMET FOODS
filed 2005-05-16
CIK 913032

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                           ---------------------------

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

       For the quarterly period ended March 27, 2005.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
       For the transition period from: _____ to: _____.


                        Commission File Number 001-11777

                          MONTEREY GOURMET FOODS, INC.


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

                               Yes [ ]     No [X]

At May 13, 2005, 14,459,051 shares of common stock, $.001 par value, of the registrant were outstanding.

                           MONTEREY GOURMET FOODS, INC

                                    FORM 10-Q

                                Table of Contents


PART 1. FINANCIAL INFORMATION                                              Page

         Item 1.  Financial Statements
                  Condensed Consolidated Balance Sheets as of
                    March 27, 2005 (unaudited) and December 26, 2004 ......   3

                  Condensed Consolidated Statements of Operations
                    (unaudited) for the three months ended
                    March 27, 2005 and March 28, 2004 .....................   4

                  Condensed Consolidated Statements of Cash Flows
                    (unaudited) for the three months ended
                    March 27, 2005 and March 28, 2004 .....................   5

                  Notes to the Unaudited Condensed Consolidated
                    Financial Statements ..................................   6

         Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations ...................  12

         Item 3.  Quantitative and Qualitative Disclosures About
                    Market Risk ...........................................  20

         Item 4.  Controls and Procedures .................................  21

PART II. OTHER INFORMATION

         Item 5. Other Information ........................................  21

         Item 6. Exhibits .................................................  21

         Signature Page ...................................................  22

         Exhibits .........................................................  23

         302 Certification of Chief Executive Officer - Exhibit 31.1 ......  26

         302 Certification of Chief Financial Officer - Exhibit 31.2 ......  27

         906 Certification of Chief Executive Officer - Exhibit 32.1 ......  28

         906 Certification of Chief Financial Officer - Exhibit 32.2 ......  29

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                          MONTEREY GOURMET FOODS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (in thousands of dollars)

                                                   March 27, 2005  December 26, 2004
                                                   --------------  -----------------
                                                    (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                         $       1,277    $         569
  Accounts receivable, net                                  5,746            6,212
  Inventories                                               4,731            4,325
  Deferred tax assets                                       1,128            1,126
  Prepaid expenses and other                                  815              957
                                                    -------------    -------------

   Total current assets                                    13,697           13,189

  Property and equipment, net                              14,645           14,768
  Deferred tax assets                                       2,032            3,952
  Deposit and other                                           179              126
  Intangible assets, net                                   10,442            6,114
  Goodwill                                                 11,027            8,143
                                                    -------------    -------------

   Total assets                                     $      52,022    $      46,292
                                                    =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                  $       3,224    $       2,298
  Accrued liabilities                                       2,097            2,370
  Current portion of long-term debt                           845              757
                                                    -------------    -------------

   Total current liabilities                                6,166            5,425

Long-term debt                                              6,610            1,651

Stockholders' equity:
  Common stock                                                 14               14
  Additional paid-in capital                               45,116           45,103
  Accumulated deficit                                      (5,884)          (5,901)
                                                    -------------    -------------
  Total stockholders' equity                               39,246           39,216
                                                    -------------    -------------

   Total liabilities and stockholders' equity       $      52,022    $      46,292
                                                    =============    =============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                          MONTEREY GOURMET FOODS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands of dollars except per share data)
                                   (unaudited)

                                                            Three Months Ended
                                                     --------------------------------
                                                     March 27, 2005   March 28, 2004
                                                     --------------    --------------
Net revenues                                         $       17,663    $       16,385

Cost of sales                                                12,715            11,903
                                                     --------------    --------------

Gross profit                                                  4,948             4,482

Selling, general and administrative                           4,846             5,180
                                                     --------------    --------------
Operating income (loss)                                         102              (698)

Other income, net                                                 5                12
Interest expense, net                                           (79)              (26)
                                                     --------------    --------------

Income (loss) before provision for income taxes                  28              (712)

Income tax benefit (provision)                                  (11)              231
                                                     --------------    --------------

 Net income (loss)                                   $           17    $         (481)
                                                     ==============    ==============

Net income (loss) per common share:
Basic income (loss) per common share                 $         0.00    $        (0.03)
                                                     ==============    ==============

Diluted income (loss) per common share               $         0.00    $        (0.03)
                                                     ==============    ==============

Basic shares outstanding                                 14,394,016        14,218,835
Diluted shares outstanding                               14,516,283        14,396,331

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                          MONTEREY GOURMET FOODS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)
                                   (unaudited)

                                                                              Three Months Ended
                                                                        --------------------------------
                                                                        March 27, 2005    March 28, 2004
                                                                        --------------    --------------
Cash flows from operating activities:
Net income (loss) ...................................................   $           17    $         (481)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Deferred income taxes .........................................               (2)             (244)
      Depreciation and amortization .................................              713               614
      Provisions for allowances for bad debts, returns,
         adjustments and spoils .....................................              (76)              (38)
      Tax benefit of disqualifying dispositions .....................              -                   4
      Changes in assets and liabilities, net of acquisitions:
          Accounts receivable .......................................            1,451               634
          Inventories ...............................................              (72)             (352)
          Prepaid expenses and other ................................              135               221
          Accounts payable ..........................................              679               683
          Accrued liabilities .......................................           (1,097)              (70)
                                                                        --------------    --------------
             Net cash provided by operating activities ..............            1,748               971
                                                                        --------------    --------------

Cash flows from investing activities:
      Purchase of property and equipment ............................             (192)             (161)
      Acquisition of business net of cash and minority interest .....           (5,654)           (7,229)
                                                                        --------------    --------------
   Net cash used in investing activities ............................           (5,846)           (7,390)
                                                                        --------------    --------------

Cash flows from financing activities:
      Proceeds from bank borrowing ..................................            5,000             2,000
      Repayment of bank borrowing ...................................             (207)              (63)
      Repayment of capital lease obligations ........................              -                  (1)
      Proceeds from issuance of common stock ........................               13                55
                                                                        --------------    --------------
   Net cash provided by financing activities ........................            4,806             1,991
                                                                        --------------    --------------

Net decrease in cash and cash equivalents ...........................              708            (4,428)

Cash and cash equivalents, beginning of period ......................              569             5,285
                                                                        --------------    --------------
Cash and cash equivalents, end of period ............................   $        1,277    $          857
                                                                        ==============    ==============


Cash payments:                                                          March 27, 2005    March 28, 2004
                                                                        --------------    --------------
      Interest                                                          $           71    $           24
      Income Taxes                                                                  13                19

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                          MONTEREY GOURMET FOODS, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

     The condensed consolidated financial statements have been prepared by Monterey Gourmet Foods, Inc. (the "Company") and are unaudited. The financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not necessarily include all information and footnotes required by generally accepted accounting principles, and should be read in conjunction with the Company's 2004 Annual Report on Form 10-K. In the opinion of the Company, all adjustments necessary to present fairly the Company's consolidated financial position, results of operations and cash flows as of March 27, 2005 have been recorded. A description of the Company's accounting policies and other financial information is included in the audited consolidated financial statements as filed with the Securities and Exchange Commission in the Company's Form 10-K for the year ended December 26, 2004. The consolidated results of operations for the interim quarterly periods are not necessarily indicative of the results expected for the full year.

     For quarterly reporting purposes the Company employs a 4-week, 4-week, 5-week reporting period. The fiscal year ends on the last Sunday of each calendar year (52/53-week year). The 2004 fiscal year contained 52 weeks and ended on December 26. The current fiscal year contains 52 weeks and will end on December 25, 2005.

     Certain reclassifications have been made to 2004 balances to conform to 2005 presentation.

2.   Business Acquisition and Statement of Cash Flows

     On January 11, 2005, Monterey Gourmet Foods, Inc. ("Monterey"), Casual Gourmet Foods, Inc. ("Casual"), and the shareholders of Casual ("Shareholders") entered into a definitive agreement (the "Stock Purchase Agreement") for the purchase by Monterey of 100% of Casual's outstanding shares. The acquisition was structured to provide that Monterey acquired 60% of Casual's outstanding shares immediately and the remaining 40% over the next three years. Casual, which produces branded gourmet sausages, prepared soups and other food products, is a Florida corporation with headquarters in Clearwater, Florida. Prior to entry into the Stock Purchase Agreement, there were no existing material relationships between or among Monterey and Casual or its Shareholders. Monterey acquired Casual in order to expand and diversify its product line in the specialty foods category in which it competes.

     For its initial acquisition, Monterey paid $6.1 million in cash. Purchase of the remaining shares over the next three years will be at a price derived from a predetermined calculation based upon a multiple of earnings before taxes, interest, depreciation and amortization during the interim periods. However, Monterey is entitled to 100% of Casual's profits and is the sole source of any financing needed by Casual in the interim period. Purchase accounting reflects the transaction as if Monterey purchased 100% of Casual. No liability has been established for the remaining payments to Casual's shareholders because the liability is not quantifiable. When Monterey pays for the remaining shares of Casual, the Company's goodwill will increase by the corresponding amount.

     Casual will remain a separate entity until the acquisition is completed and, under additional agreement between Monterey, Casual and the Shareholders, Casual's day-to-day operations until the acquisition is completed will be managed by Casual's existing management under the direction of the board of directors; Monterey will control a majority of the Board of Directors.

     Casual markets a wide range of refrigerated branded specialty items, including chicken sausages, chicken burgers, and gourmet soups. Their products are sold in club stores and retail food stores in 38 states. Some of their most popular sausage items include red bell pepper with basil, and spinach with Asiago cheese. Their lobster bisque soup is also a strong seller. Additional information about Casual Gourmet Foods, Inc. and its products can be found on its website at www.cgfoods.com.

     As part of the acquisition, Monterey Gourmet Foods commissioned a valuation study to determine the components that represent the intangible assets and goodwill purchased as part of the purchase price. Under the purchase method of accounting, the total estimated purchase price is allocated to Casual's tangible and intangible assets based upon their estimated fair value as of the date of completion of the acquisition. Based upon the purchase price, the preliminary valuation, and the financial information at the time of the acquisition, which is subject to change as more information becomes available, the preliminary purchase price allocation is as follows (in thousands of dollars):

     Cash paid directly to owners of Casual                     $    6,000
     Acquisition costs incurred                                        128
                                                                ----------
       Total cost of acquisition                                     6,128
                                                                ----------
     Liabilities assumed                                             1,322
     Deferred tax liability created at time of acquisition           1,920
     Cash acquired at time of acquisition                             (474)
     Inventory valuation adjustment to market                          (30)
     Tangible assets acquired                                       (1,444)
     Computed interest on non-interest bearing notes                     2
     Intangible assets acquired                                     (4,540)
                                                                ----------
     Goodwill acquired in transaction                           $    2,884
                                                                ==========

     The following unaudited pro forma financial information presents a summary of our consolidated results of operations for the three month period ended March 27, 2005 and March 28, 2004, assuming the CIBO Naturals (see the Company's current reports on Forms 8-K and 8-K/A dated January 28, 2004 and April 12, 2004, respectively) and Casual Gourmet Foods acquisitions (see the Company's current reports on Form 8-K and 8-K/A dated January 18 and march 28, 2005, respectively) had taken place as of January 1, 2005 and January 1, 2004 respectively (in thousands except per share data).

                                                   Three Months Ended
                                             --------------------------------
                                             March 27, 2005    March 28, 2004
                                             --------------    --------------
Net revenues                                 $       17,866    $       19,153

Net income (loss)                            $          (10)   $         (486)
                                             ==============    ==============

Net income (loss) per common share:
Basic income (loss) per common share         $        (0.00)   $        (0.03)
                                             ==============    ==============

Diluted income (loss) per common share       $        (0.00)   $        (0.03)
                                             ==============    ==============

Basic shares outstanding                         14,394,016        14,218,835
Diluted shares outstanding                       14,516,283        14,396,331


     The unaudited condensed pro forma financial information has been prepared for comparative purposes only and reflects the historical unaudited results of Casual Gourmet Foods, Inc and CIBO Naturals LLC. The pro forma financial information includes adjustments to reflect interest expense generated from cash that was used for the acquisitions and related income tax adjustments. The pro forma information also includes an estimate of amortization of identifiable tangible assets. The pro forma information does not purport to be indicative of operating results that would have been achieved had the acquisition taken place on the dates indicated or the results that may be obtained in the future.

3.   Inventories

     Inventories consisted of the following (in thousands):

                                                      March 27, 2005   December 26, 2004
                                                      --------------   -----------------
     Production - Ingredients                         $        2,468    $        1,971
     Production - Finished goods                               1,063             1,341
     Paper goods and packaging materials                       1,518             1,190
     Operating supplies                                           43                36
                                                      --------------    --------------
                                                               5,092             4,538
     Allowances for spoils and obsolescence                     (361)             (213)
                                                      --------------    --------------
                                                      $        4,731    $        4,325
                                                      ==============    ==============

4.   Property and Equipment

     Property, plant and equipment consisted of the following (in thousands):

                                                      March 27, 2005   December 26, 2004
                                                      --------------   -----------------
     Leasehold improvements                           $        5,099    $        5,084
     Machinery and equipment                                  19,385            19,317
     Computers, office furniture and equipment                 1,234             1,195
     Vehicles                                                    443               298
                                                      --------------    --------------
                                                              26,161            25,894
     Less accumulated depreciation and amortization          (11,664)          (11,163)
                                                      --------------    --------------
                                                              14,497            14,731
     Construction in progress                                    148                37
                                                      --------------    --------------
                                                      $       14,645    $       14,768
                                                      ==============    ==============

     The majority of construction in progress is related to projects started in the previous year including plant improvements at plants acquired through acquisitions and process improvement projects. Other construction in progress spending is associated with typical annual projects involving replacement, regulatory, food safety and efficiency projects.

5.   Credit Facility

     Comerica Bank provides a multi-year credit facility to the Company. The credit facility includes a $2.0 million dollar working capital line of credit and a non-revolving term loan. A letter of Credit in the amount of $1.0 million is issued in favor of an insurance company to support a self-funded worker's compensation program initiated by the Company which reduces the amount of the line of credit available to the Company. The $2.0 million working capital portion of the facility is priced at LIBOR, plus 200 basis points. The working capital commitment expires October 31, 2005.

     The non-revolving term loan is priced at either prime rate or LIBOR plus a premium of 225 basis points over LIBOR. The term loan is subject to annual review and bank approvals must be obtained before funding. On January 11, 2005, the Company borrowed an additional $5 million from Comerica Bank under this loan agreement in order to fund the acquisition of Casual Gourmet Foods. No principal payments are required for the first year on this additional borrowing.

     On April 7, 2005, Monterey Gourmet Foods, Inc. ("Monterey"), Sonoma Foods, Inc. ("Sonoma"), and the shareholders of Sonoma entered into a definitive agreement for the purchase by Monterey of 80% of Sonoma's outstanding shares ("Sonoma Stock Purchase Agreement").

     For its initial acquisition, Monterey paid $3.5 million in cash and stock. This acquisition was funded in part with $2.5 million in financing provided by Comerica Bank under the non-revolving term loan agreement. The Bank loan carries a floating interest rate which is the lower of Comerica Bank's prime rate or LIBOR plus 2.75% and the principal is payable in equal monthly installments of $41,666 plus interest over the next five years. The bank requires as collateral a blanket lien on all existing assets of Monterey Gourmet Foods, Inc., including equipment, accounts receivable, inventory, trademarks and the stock acquired in Sonoma Foods, Inc. The bank also requires the company to meet certain financial covenants which will be reported to the bank on a monthly basis.

     The terms of the Credit Facility prohibit the payment of cash dividends (except with written approval) on the Company's capital stock and restrict payments for, among other things, repurchasing shares of the Company's capital stock. Other terms of the Credit Facility limit the Company with respect to, among other things, (i) incurring additional indebtedness, (ii) adversely changing the capital structure, and (iii) acquiring assets other than in the normal course of business including specific limits on annual capital expenditures. The credit facility is also subject to certain covenants including meeting certain financial ratios. The Company was in compliance with these covenants as of March 27, 2005.


6.   Income Taxes

     Deferred tax assets, principally related to the expected benefit from utilization of net operating loss carryforwards ("NOLs"), offset most of the estimated book tax expense, with actual cash tax payments of $14,000 made during the first three months of 2005. Deferred tax assets remaining on the balance sheet at the end of the first quarter to offset future income tax liabilities, are $1,128,000 short term and $2,032,000 long term. Casual Gourmet will not be consolidated for income tax reporting for calendar years 2005 and 2006. Under purchase accounting intangible assets were recorded for financial reporting purposes creating a basis difference between financial reporting and tax reporting for Casual Gourmet. In order to properly account for this basis difference, the Company established an estimated deferred tax liability of $1,920,000 which is included in the Company's net long-term deferred tax assets of $2,032,000. This deferred tax liability is subject to change based on the finalization of intangible asset values and further assessment of the income tax effects of the acquisition.

7.   Litigation

     Commitments and contingencies

     There are no material legal proceedings pending to which the Company is a party or to which any of its property is subject. The Company is a party to ordinary routine litigation incidental to the Company's business.

     The lease at the main processing facility and corporate offices expired on October 4, 2004. The Company and the landlord agreed to a ten year extension of the current lease at current fair-market value. The fair-market value was determined by a real estate appraiser in the area. The fair market value from the appraiser increased the rent for the Moffett Street facility by 32%. The Landlord is currently disputing the amount of office square footage and therefore the determined fair-market value. The City of Salinas has also issued a notice of violation regarding lack of a conditional use permit for certain outside storage containers. The Company is negotiating with the landlord and the City of Salinas and intends to clear the notice of violation and to resolve outstanding lease issues with the landlord in the near future. No liability has been established because the Company's believes that a liability is neither probable or estimatable.

     Guarantees

     The Company adopted FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45") effective for financial statements of interim or annual periods ending after December 15, 2002. FIN 45 requires a guarantor to recognize, at the inception of a qualified guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.

     Pursuant to its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The term of the indemnification period is for the officer's or director's lifetime. To date, the Company has not incurred any costs as there have been no lawsuits or claims that would invoke these indemnification agreements. Accordingly, the Company has no liabilities recorded for these agreements as of March 27, 2005.

     The Company enters into indemnification provisions under (i) its agreements with other companies in its ordinary course of business, typically with business partners, contractors and customers and its sublandlord and (ii) its agreements with investors. Under these provisions the Company has agreed to generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company's activities or, in some cases, as a result of the indemnified party's activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by the Company with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. To date, the Company has not incurred any costs as there have been no lawsuits or claims related to these indemnification agreements. Accordingly, the Company has no liabilities recorded for these agreements as of March 27, 2005.

8.   Stockholders' Equity

     During the first three months of 2005, 4,327 employee stock purchase plan shares were issued with proceeds to the Company of $13,000. No other shares of common stock were issued during the quarter.

     As permitted under the provisions of SFAS 123, Accounting for Stock-Based Compensation, the Company continues to account for employee stock-based transactions under Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees. However, SFAS 123 requires the Company to disclose pro forma net income and earnings per share as if the fair value method had been adopted. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. For non-employees, cost is also measured at the grant date, using the fair value method, but is actually recognized in the financial statements over the vesting period, or immediately if no further services are required.

     If the Company had elected the fair value method of accounting for stock-based compensation, compensation cost would be accrued at the estimated fair value of stock option grants over the service period, regardless of later changes in stock prices and price volatility. The fair values at date of grant for options granted have been estimated based on a modified Black-Scholes pricing model.

     The table below shows net income per share as if the Company had elected the fair value method of accounting for stock options (dollars except per share data stated in thousands).

                                                           March 27, 2005  March 28, 2004
                                                           --------------  --------------
                                                                   (in thousands)
     Net income (loss) as reported                          $         17    $       (481)

     Deduct: total stock-based employee compensation
       determined under fair value method for all awards,
       net of related tax effects                                   (115)           (176)

     Proforma net income (loss), as adjusted                         (98)           (657)

     Earnings per share:

     Basic, as reported                                     $       0.00    $      (0.03)
     Basic, as adjusted                                     $      (0.01)   $      (0.05)

     Diluted, as reported                                   $       0.00    $      (0.03)
     Diluted, as adjusted                                   $      (0.01)   $      (0.05)

9.   New Accounting Pronouncements

     In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment". SFAS No. 123R is a revision of SFAS No. 123, "Accounting for Stock Based Compensation", and supersedes APB 25. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements.

     The effective date of SFAS 123R is the first fiscal year beginning after June 15, 2005, which is the first quarter 2006 for calendar year companies, although early adoption is allowed. SFAS 123R permits companies to adopt its requirements using either a "modified prospective" method, or a "modified retrospective" method. Under the "modified prospective" method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. Under the "modified retrospective" method, the requirements are the same as under the "modified prospective" method, but also permits entities to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS 123.

     The Company currently utilizes a standard option pricing model (i.e., Black-Scholes) to measure the fair value of stock options granted to Employees. While SFAS 123R permits entities to continue to use such a model, the standard also permits the use of a "lattice" model. The Company has not yet determined which model it will use to measure the fair value of employee stock options upon the adoption of SFAS 123R. See Note entitled "Stock Based Compensation" for further information. SFAS 123R also requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date. These future amounts cannot be estimated, because they depend on, among other things, when employees exercise stock options.

     The Company currently expects to adopt SFAS 123R effective January 1, 2006; however, the Company has not yet determined which of the aforementioned adoption methods it will use.

     In November 2004, the FASB issued SFAS No. 151, "Inventory Costs: an amendment of ARB No. 43, Chapter 4" to clarify the accounting of abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. At this time, management is in the process of reviewing this statement for its impact on the Company's cost of goods sold and inventory valuation. Management has not determined if this statement will impact its statement of operations in the future.

10.  Subsequent Events

     On April 7, 2005, Monterey Gourmet Foods, Inc. ("Monterey"), Sonoma Foods, Inc. ("Sonoma"), and the shareholders of Sonoma ("Shareholders") entered into a definitive agreement for the purchase by Monterey of 80% of Sonoma's outstanding shares ("Stock Purchase Agreement"). The Stock Purchase Agreement provides options for Sonoma's two other shareholders to sell their remaining 20% interest after four years and, if that option is not exercised, for Monterey to acquire the interest after seven years. Sonoma will continue to operate under its current management with its board of directors augmented by representatives of Monterey..

     Sonoma markets a variety of refrigerated branded specialty cheese items, including their flagship products, Sonoma Jack Cheeses in a variety of flavors. Sonoma's products are sold in retail supermarkets, club stores, and specialty food stores across the US with the greatest penetration in the Western US markets. Sonoma maintains its headquarters in Sonoma, CA.

     For its initial acquisition, Monterey paid $3.3 million in cash and $200 thousand in value of Monterey common stock. Purchase of the remaining shares will be at a price derived from a predetermined calculation based upon a percentage of earnings before taxes, interest, bonuses, depreciation and amortization during the interim periods. Sonoma will remain a separate entity and, under additional agreement between Monterey, Sonoma and the Shareholders, Sonoma's day-to-day operations until the acquisition is completed will be managed by Sonoma's existing management; Monterey will control a majority of the Board of Directors.

     The initial acquisition was funded in part with $2.5 million in financing provided by Comerica Bank, Monterey's principal bank. The Bank loan carries a floating interest rate which is the lower of Comerica Bank's prime rate or LIBOR plus 2.75% and the principal is payable in equal monthly installments of $41,666 plus interest over the next five years. The bank requires as collateral a blanket lien on all existing assets of Monterey Gourmet Foods, Inc., including equipment, accounts receivable, inventory, trademarks and the stock acquired in Sonoma Foods, Inc. The bank also requires the company to meet certain financial covenants which will be reported to the bank on a monthly basis.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

     The following discussion should be read in conjunction with the financial statements and related notes and other information included in this report. The financial results reported herein do not indicate the financial results that may be achieved by the Company in any future period.

     Other than the historical facts contained herein, this Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, particularly statements relating to our expectations relating to, among other things, the Company's results of operations, future plans and growth strategies. The Company's actual results regarding such matters may vary materially as a result of certain risks and uncertainties. For a discussion of such risks and uncertainties, please see the Company's Annual Report on Form 10-K for the year ended December 26, 2004. In addition to the risks and uncertainties discussed in the Annual Report, the risks set forth herein, including the risks associated with any reduction of sales to two major customers currently comprising a majority of total revenues, the Company's ability to expand distribution of food products to new and existing customers, attract and retain qualified management, integrate newly acquired businesses and compete in the competitive food products industry, should be considered.

Background

     Monterey Gourmet Foods, Inc. ("Monterey Gourmet" or the "Company") was incorporated in June 1989 as a producer and wholesaler of refrigerated gourmet pasta and sauces to restaurants and grocery stores in the Monterey, California area. The Company has since expanded its operations to provide a variety of gourmet refrigerated food products to grocery and club stores throughout the United States, selected regions in Canada, the Caribbean, Latin America and Asia Pacific. The Company's overall strategic plan is to enhance the value of the Monterey Gourmet Foods brands by distributing its gourmet products through multiple channels of distribution.

     The Company's product distribution to grocery and club stores increased from approximately 25 stores as of December 1989, to approximately 9,600 stores by December 26, 2004. During recent years the Company added retail and club distribution through internal growth and through the Frescala Foods, Nate's, Emerald Valley, CIBO, and Casual Gourmet acquisitions. Additional distribution was obtained when the Company introduced CarbSmart products, a full line of low-carbohydrate pastas and sauces and also whole wheat pastas. Also in 2004, the Board of Directors unanimously approved a resolution to change the name of the Company to Monterey Gourmet Foods, Inc. The name change was made to define the Company's strategic direction more accurately. The name change also announces to the investor community, our customers and consumers, our strategic direction to become more than just a pasta company.

     In 2004 the Company launched two new product lines outside its core pasta/sauce business, including Gourmet Refrigerated Entrees, such as Seafood Lasagna and Pasta Primavera, and Grilled Wrap Sandwiches, featuring a Garlic Chicken Wrap and a Chicken Ranchero Burrito which have helped increase sales during the first quarter of 2005. Over the past two years, the Company also completed three acquisitions outside its pasta business: Emerald Valley Kitchen (September 2002), a Eugene, Oregon based manufacturer of organic dips and salsas, CIBO Naturals (January 2004), a maker of sauces, dips and spreads, and Casual Gourmet Foods, Inc. (January 2005) a marketer of flavorful lower fat, low-calorie sausages and burgers. The Company believes that the gourmet food segment is growing rapidly as time-starved consumers seek high quality quick-meal solutions and Monterey Gourmet Foods, with its staff of senior chefs and its flexible manufacturing facilities, is well positioned to bring new products to these consumers.

     The success of the Company's efforts to increase revenue will depend on four key factors: (1) whether grocery and club store chains will continue to increase the number of their stores offering the Company's products, (2) whether the Company can continue to increase the number of grocery and club store chains offering its products, (3) continued introduction of new products that meet consumer acceptance, (4) whether the Company, by diversifying into other complementary businesses through new product offerings or acquisitions can leverage its strengths and continue to grow revenues at levels attractive to its investors, and (5) whether the Company can maintain the number of items it is selling into its two largest customers. Grocery and club store chains continually re-evaluate the products carried in their stores, and no assurances can be given that the chains currently offering the Company's products will continue to do so in the future or that such chains will not reduce the number of stores carrying the Company's products. During 2003, Costco chose to reduce the number of items it carries, which caused a reduction of sales from the Company to Costco. In late 2004, Sam's Club has began an SKU (Stock Keeping
Unit) reduction project which has impacted the Company's sales in the first quarter of 2005.

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

     Monterey Gourmet's overall objective is to become a leading national supplier of refrigerated gourmet food products through distribution of its products to grocery and club stores. The key elements of the Company's strategy include the following targeted goals:

     o Expand market share through same-store revenue growth, addition of new grocery and club stores, geographic diversification, and product line expansion, including creation of additional meal solutions using Monterey Gourmet products.

     o Introduce new products on a timely basis to maintain customer interest and to respond to changing consumer tastes. In order to maximize its margins, the Company will focus its efforts on those new products that can be manufactured and distributed out of its Salinas, California or Eugene, Oregon, Seattle, WA facilities, and will supplement and compliment its existing product lines.

     o Reduce operating costs as a percentage of sales through continual evaluation of administrative and production staffing and procedures. The Company will consider additional capital improvements at its manufacturing facilities in order to increase production efficiencies and capacities, and to reduce the Company's cost of goods on a per unit basis.

     o Create brand awareness by communicating to the consumer that Monterey Gourmet Foods provides a healthful and nutritious line of products, and promote repeat business by reinforcing positive experiences with the Company's products.

     o Introduce new products at the Company's two largest customers in order to replace sales reductions from these customers.

     o Consider the acquisition of other compatible companies or product lines to expand retail distribution, or the range of product offerings, or to accomplish other synergies where the acquisition could create long-term stockholder value, and be accretive to earnings in the first year.

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

     The success of the Company's acquisition strategy will depend upon its ability to generate cash from current operations, attract new capital, find suitable acquisition candidates, and successfully integrate new businesses and operations. There is no assurance that acquisitions can be financed from current cash flow, and, if not, that outside sources of capital will be available to supplement internally-generated funds. There is no assurance that management can successfully select suitable acquisition candidates and that these new businesses can be successfully integrated to create long term stockholder value.

Results of Operations

     Net revenues from operations were as follows (in thousands):

                                                      Quarter Ended
                                             --------------------------------
                                             March 27, 2005    March 28, 2004
                                             --------------    --------------
     Net Revenues                            $       17,663    $       16,385
        Percent Change in Net Revenues
          from prior year                                 8%                2%

     The quarterly increase is due to the volume generated from the acquisition of CIBO, Emerald Valley and Casual Gourmet Foods, some of which had sales in the previous year. Excluding sales generated from these three acquisitions, net sales declined 16%. Sales of pasta to Costco and Sam's Club continue to be impacted by these customers' decisions to reduce the number of SKUs they choose to purchase from the Company. These customers have also reduced the shelf space allotted to pasta. Pasta sales to these two customers declined 23% in the first quarter of 2005 compared to the same quarter in 2004. The Company's Monterey Pasta brand retail business, which has been a focus for the Company, is up 11% when compared to the same quarter one year ago.

     Gross profit and gross margin were as follows:

                                                      Quarter Ended
                                             --------------------------------
                                             March 27, 2005    March 28, 2004
                                             --------------    --------------
     Gross profit                            $        4,948    $        4,482
     Gross margin percent                              28.0%             27.4%


     Gross profit for the year ended December 26, 2004 was 26.4%. The gross margin improvement compared with first quarter 2004 was a function of reduced fixed costs, reduced labor costs and changes in product mix. Gross margin percent compared to prior year is a function of cost savings obtained by running more efficiently and also an improvement in product mix especially from recent acquisitions offset by less volume through the Salinas plants, higher utility costs, higher raw material costs especially in dairy and cheese products. The Company has not been able to pass along these higher costs to its customers. Management has continued to reorganize its workforce in Salinas where the number of employees has been reduced by approximately 30%. This was done in an effort to reduce processing costs and increase margins. The impact of this change on the Company's gross profit is difficult to quantify because of its sensitivity to volume through the plant

     Selling, general and administrative expenses or SG&A were as follows (in thousands):

                                                      Quarter Ended
                                             --------------------------------
                                             March 27, 2005    March 28, 2004
                                             --------------    --------------
     SG&A Expense                            $        4,846    $        5,180
     SG&A Expense as a percent of net
       revenues                                        27.4%             31.6%

     SG&A expenses decreased when compared to the same quarter last year. SG&A as a percent of sales also decreased for the first quarter 2005 compared to the first quarter 2004. For fiscal year ended December 26, 2004, SG&A expenses were 29.2% of sales. The quarterly decreases compared to 2004 are related to a reduction in legal fees, lower selling and demonstrating costs, and lower fixed payroll costs. These cost reductions are partially offset by increased freight cost due to fuel surcharges and less efficient loads related to increased retail sales distribution and also by adding the SG&A costs associated with Casual Gourmet's overhead.

     Depreciation and amortization expense, included in cost of sales and SG&A, was $713,000 or 4.0% of net revenues for the quarter ended March 27, 2005, compared to $614,000 or 3.7% of net revenues for the quarter ended March 28, 2004. The increase is associated with the amortization of intangible assets acquired in the Casual Gourmet acquisition.

     Net interest expense was $79,000 for the quarter ended March 27, 2005, compared to net interest expense of $26,000 for the same quarter in 2004. The change in interest reflects the borrowings that came about from the acquisitions of CIBO and Casual.

     Income taxes for the first quarter of 2005 reflect a tax expense of $11,000 or approximately 39.3% of pretax income, as compared to a tax benefit of $231,000 for the same period in 2004. The tax rate for the calendar year of 2004 was 27%.

Liquidity and Capital Resources

     During the three month period ended March 27, 2005, $1,748,000 of cash was provided by the Company's operations, compared to $971,000 cash provided in the first three months of 2004. The increase in cash from operations reflects an increase in net income of $498,000, reduction of accounts receivable and higher depreciation and amortization expense and partially offset by lower accounts payable balances. Capital expenditures were $192,000 in the first three months of 2005 compared to $161,000 for the first quarter of 2004. Capital spending in 2005 reflects projects associated with acquired facilities. The Company will spend capital dollars when appropriate either to support sales initiatives or to reduce operating costs.

     During the first three months of 2005, proceeds from the Employee Stock Purchase Plan share purchase of 4,327 shares were $13,000. This compares to the first three months of 2004 in which $25,000 was generated from 8,484 shared issued under the Employee Stock Purchase Plan and $33,000 from the exercise of 17,666 equivalent shares from the Company's employee stock option plan.

     The Company finances its operations and growth primarily with cash flows generated from operations. The Company has a $2.0 million dollar working capital line of credit against which a letter of Credit in the amount of $1,000,000 is issued in favor of an insurance company to support a self-funded worker's compensation program initiated by the Company on January 1, 2003 and continuing into 2005. The Company borrowed $2.0 million in 2004 to partially fund the CIBO acquisition. The Company also borrowed $5.0 million in 2005 to partially fund the Casual Gourmet acquisition. On April 11, 2005 the Company announced the 80% purchase of Sonoma Foods, Inc. also known as Sonoma Cheese Company. As part of this acquisition the Company borrowed an additional $2.5 million.

     The Company believes that its existing credit facilities, together with cash flow from operations, are sufficient to meet its cash needs for normal operations including all capital expenditures for the next twelve months. The Company also believes that the integrations of acquisitions will not require significant usages of cash.


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

                                                    Payments due by period
                              -------------------------------------------------------------------
  Contractual Obligations                    Less than                                More than 5
      (in Thousands)             Total         1 year     1 - 3 years   3 -5 years       years
                              -----------   -----------   -----------   -----------   -----------
Long-term debt                $     7,332   $       828   $     3,710   $     2,175   $       619
Capital lease obligations             123            28            73            22             -
Operating leases                    7,639         1,182         2,112         1,151         3,194
Purchase obligations                2,302           695         1,607             -             -
                              -----------   -----------   -----------   -----------   -----------
Total                         $    17,396   $     2,733   $     7,502   $     3,348   $     3,813
                              ===========   ===========   ===========   ===========   ===========

     The Company has a standby letter of credit in favor of an insurance company for $1,000,000 for Workers Compensation insurance which expires on December 31, 2005.

Critical Accounting Policies and Management Judgments

Accounts Receivable and Allowances

     The Company provides allowances for estimated credit losses, product returns, spoilage, and adjustments at a level deemed appropriate to adequately provide for known and inherent risks related to such amounts. The allowances are based on reviews of the history of losses, returns, spoilage, contractual relationships with customers, current economic conditions, and other factors that warrant consideration in estimating potential losses. While management uses the best information available in making its determination, the ultimate recovery of recorded accounts, notes, and other receivables is also dependent on future economic and other conditions that may be beyond management's control.


Income Taxes

The Company accounts for corporate income taxes in accordance with SFAS 109, "Accounting for Income Taxes", which requires an asset and liability approach. This approach results in the recognition of deferred tax assets (future tax benefits) and liabilities for the expected future tax consequences of temporary timing differences between the book carrying amounts and the tax basis of assets and liabilities. Future tax benefits are subject to a valuation allowance to the extent of the likelihood that the deferred tax assets may not be realized. The Company's deferred tax assets include significant amounts of NOLs. During 2004, the valuation allowance was increased due to consideration of the impact of the 2004 losses and the Company's assessment of the realization of such NOLs. The amount of the valuation allowance is significantly dependent on management's assumptions regarding future taxable income and the availability of these NOLs to offset future taxable income. The effect on the Company's net income is significant whenever the estimate of realizability changes. The Company expects to utilize most of the remaining NOLs in future years. Casual Gourmet will not be consolidated for income tax reporting for calendar years 2005 and 2006. Under purchase accounting, intangible assets were recorded creating a basis difference between financial reporting and tax reporting for Casual Gourmet. In order to properly account for this basis difference, the Company established an estimated deferred tax liability of $1,920,000 which is included in the Company's net long-term deferred tax assets of $2,032,000. This deferred tax liability is subject to change based on the finalization of intangible asset values and further assessment of the income tax effects of the acquisition.


Inventory Valuation

     Inventories are stated at the lower of cost (using the first-in, first-out method) or market and consist principally of component ingredients to the Company's refrigerated pasta and sauces, finished goods, and packaging materials. Many of the ingredients used in the Company's products are short shelf-lived products and if not used in a certain amount of time may spoil. Management estimates that the raw material will be used in a timely manner; however, management has established certain reserves for the potential of inventory obsolescence, especially for slow moving inventory. In addition, the Company purchased certain packaging materials for its products that are intended to be used in the future. As of March 27, 2005, the Company reduced the carrying value of its inventory by $361,000. This write-down was made to cover certain refrigerated raw material inventory that is nearing its shelf-life, certain packaging labels for products that may be rotated out of the Club Store accounts and for products that have already been rotated out of the Club Store accounts that may or may not be rotated back into the Club Store accounts. The allowance is established based on management's estimate of alternative usage or salvage value of obsolete inventory. Management believes its estimates for spoiled and obsolete inventory is adequate given the current volume of business to its current customers.


Workers Compensation Reserve

     The Company entered into a partially self-insured worker's compensation program for fiscal year 2003 and will continue the program into 2005. This program features a fixed annual payment, with a deductible on a per occurrence basis. The annual expense consists of a base fee paid to an insurance company to administer the program, direct cash expenses to pay for injuries, an estimate for potential injuries that may have occurred but have not been reported, an estimate by the insurance company of costs to close out each injury and an estimate for injury development. The Company has been on this partially self-insured program for just over two years and therefore has limited history of claim resolution available to support the Company's specific actuarial projections. Therefore the Company is using published industry actuarial data from an insurance carrier and reviewing each claim individually to determine the amount of reserves that should be established. Management believes that its current safety program and its safety record will provide the foundation to enable the Company to realize the premium savings partially self-insured programs are designed to achieve, however, estimated reserves may vary from future cash outlays.


Revenue Recognition

     The Company recognizes revenues through sales of its products primarily to grocery and club store chains. Revenues are recognized once there is evidence of an arrangement (such as a customer purchase order), product either has been shipped to the customer or has been delivered to the customer, the price and terms are fixed, and collectibility is reasonably assured. Accordingly, sales are recorded when goods are shipped or for one customer, when the product is delivered, at which time title and risk of loss have passed to the customer, consistent with the freight terms for most customers. Title and risk of loss pass upon delivery to retail locations for the Direct Store Delivery program, as that product is transported in the Company's own vehicles. Potential returns, adjustments and spoilage allowances are provided for in accounts receivable allowances and accruals.

     The Company records shipping cost for product delivered to customers in selling expense. Any amounts charged to customers for freight and deliveries are included in revenues. Certain incentives granted to customers such as promotions, trade ads, slotting fees, and coupons are recorded as offsets to revenues.


Goodwill and Intangible Assets

     Effective January 1, 2002 under SFAS 142, "Goodwill and Other Intangible Assets" goodwill and intangible assets with indefinite useful lives are to be tested for impairment at least annually. Intangible assets with definite useful lives continue to be amortized over their respective estimated useful lives. The primary identifiable intangible assets of the Company's reporting units are trademarks, tradenames and customer relationships acquired in business acquisitions. Identifiable intangibles with finite lives are amortized and those with indefinite lives are not amortized. The estimated useful life of an identifiable intangible asset to the reporting unit is based upon a number of factors, including the effects of demand, competition, and future cash flows. As of March 27, 2005, the net book value of trademarks and other identifiable intangible assets was $10.4 million.

     Identifiable intangible assets that are subject to amortization are evaluated for impairment using a process similar to that used to evaluate elements of property. Identifiable intangible assets not subject to amortization are assessed for impairment at least as often as annually and as triggering events may occur. The impairment test for identifiable intangible assets not subject to amortization consists of a comparison of the fair value of the intangible asset with its carrying amount. An impairment loss is recognized for the amount by which the carrying value exceeds the fair value of the asset. In making this assessment, management relies on a number of factors to discount anticipated future cash flows including operating results, business plans and present value techniques. Rates used to discount cash flows are dependent upon interest rates and the cost of capital at a point in time. There are inherent uncertainties related to these factors and management's judgment in applying them to the analysis of intangible asset impairment. It is possible that assumptions underlying the impairment analysis will change in such a manner that impairment in value may occur in the future.

     Goodwill is not amortized but is subject to periodic assessments of impairment. At March 27, 2005, the Company had $11.0 million of goodwill on its books. Goodwill is assessed for impairment at least as often as annually and as triggering events may occur. The corporation performs its annual review in the fourth quarter of each year. Recoverability of goodwill is evaluated using a comparison of the fair value of a reporting unit with its carrying value. If the carrying value of the goodwill of a reporting unit exceeds the fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess. Reporting units are business components one level below the operating segment level for which discrete financial information is available and reviewed by segment management.

     In evaluating the recoverability of goodwill, it is necessary to estimate the fair value of the reporting units. In making this assessment, management relies on a number of factors to discount anticipated future cash flows including operating results, business plans and present value techniques. Rates used to discount cash flows are dependent upon interest rates and the cost of capital at a point in time. There are inherent uncertainties related to these factors and management's judgment in applying them to the analysis of goodwill impairment. It is possible that assumptions underlying the impairment analysis will change in such a manner that impairment in value may occur in the future.

     Sales and Marketing

     The Company's sales and marketing strategy is twofold and emphasizes sustainable growth in distribution of its products and introduction of innovative new products to keep the Company positioned as the category leader in the marketplace.

     Pasta is a staple of the North American diet. It is widely recognized that pasta is a convenient and nutritious food. The USDA places pasta on the foundation level of its pyramid of recommended food groups and pasta supports consumers' lifestyle demands for convenient at-home meals.

     The Company offers its customers distinctive packaging that uses a sleeve to wrap the inner package, and incorporates color graphics and product photography in a contemporary new look. The packaging is created to communicate to the consumer (1) higher product quality, (2) ease and swiftness of preparation, and (3) appetite appeal to encourage point of sale purchase and to show a variety in product choice. The Company continues to improve its product to enhance the dining experience. This new package is designed to both strengthen the Monterey Gourmet Foods brand recognition and reinforce its positioning as a premium quality product.

     The Company employees two full time chefs and continues to introduce new products. Recent introductions include CARBSMART, a line of reduced carbohydrate fresh pastas, sauces and prepared entrees with about half the carbohydrates of regular pasta. The Company also has introduced a full line of whole wheat pastas into the market place. The Company is the first to introduce whole wheat in the refrigerated pasta category. Sales of these items have helped grow the retail branded category by 11% over the same quarter one year ago.

     The Company is also combining efforts with its recently acquired companies to maximize selling and marketing efforts. The Company has a dedicated sales force that focuses solely on the natural and organic foods category, a category which is growing throughout the United States. This sales force along with the Company's retail sales and club store sales forces have the ability to sell products nationwide. With the recent acquisitions, the sales personnel have more products in their offering and more opportunities to place themselves in front of strategic buyers.

     Major Customers

     Two of the Company's customers, Costco and Sam's Club Stores, accounted for 44% and 18%, respectively, of the Company's net revenues for the three months ended March 27, 2005. No other customer accounted for greater than 10% of net revenues for the period.


     Business Risks

     Certain characteristics and dynamics of the Company's business and of financial markets generally create risks to the Company's long-term success and to predictable quarterly results. These risks include:

o No Assurance of Profitability. Refrigerated pasta sales have declined over the past two years, generating losses from this product line. The Company reported a loss for the entire year of 2004. At March 27, 2005 the Company had an accumulated deficit of $5,884,000. There can be no assurance that the Company will generate profits in the short or long term.

o Liquidity: Need for Additional Capital. Management believes that its current cash balances, operations, and existing bank lines of credit will provide adequate liquidity to meet the Company's planned capital and operating requirements for normal operations and capital expenditures for the next twelve months. See Notes to the financial statements for a description of the credit facility. If the Company's operations do not provide cash sufficient to fund its operations, and the Company seeks outside financing, there can be no assurance that the Company will be able to obtain such financing when needed, on acceptable terms, or at all. In addition, any future equity financing or convertible debt financing could cause the Company's stockholders to incur dilution in net tangible book value per share of the Company's Common Stock.

o Hiring and Retention of Key Personnel. The success of the Company depends on its ability to retain key executives, and to motivate and retain other key employees and officers. CEO James Williams joined the Company in October 2002 and Mr. Scott Wheeler became CFO in October 2003. The Company currently has a key man insurance policy with a face amount of $500,000 for Mr. Williams. Part of the Company's acquisition strategy is to maintain the current management of each acquisition and motivate them appropriately to help garner synergies and grow their respective Companies. The management of CIBO, Casual Gourmet, and Sonoma Foods have employment contracts to help insure the growth of these acquisitions. There can be no assurance that key management will remain stable; significant management turnover could disrupt the Company's operations with consequent adverse effect on the business.

o Moffett Street Lease. The lease at the main processing facility and corporate offices expired on October 4, 2004. The Company and the landlord agreed to a ten year extension of the current lease at current fair-market value. The fair-market value was determined by a real estate appraiser in the area. The fair market value from the appraiser increased the rent for the Moffett Street facility by 32%. The Landlord is currently disputing the amount of office square footage and therefore the determined fair-market value. The City of Salinas has also issued a violation regarding lack of a conditional use permit for certain outside storage containers. The Company is negotiating with the landlord and the City of Salinas and intends to clear the notice of violation and to resolve outstanding lease issues with the landlord in the near future.

o Impact of Inflation. The increased cost of dairy ingredients had a material inflationary impact on the Company's operations during the first quarter of 2005. Protein items such as chicken have decreased since December but are still higher than the same quarter one year ago. Freight rate increases related to fuel surcharges impacted the quarter. Medical benefits continued to increase at rates higher than the consumer price index. Potential increases in labor, employee benefits, freight, ingredients and packaging, rents and other operating expenses, as well as increases in dairy ingredients have adversely affected the Company's profitability and may continue to impact the Company in future periods. The Company cannot predict whether such increases will occur in the future or their magnitude if they do.

o Risks Inherent in Food Production. The Company faces all of the risks inherent in the production and distribution of refrigerated food products, including contamination, adulteration, spoilage, and the associated risks of product liability litigation, which may occur even with an isolated event. Although the Company has modern production facilities, and has obtained USDA approval for them, and employs what it believes are the necessary processes and equipment in order to insure food safety, there can be no assurance that the Company's procedures will be adequate to prevent the occurrence of such events.

o Dependence on Major Customers. During the first quarter of 2005, two of the Company's customers, Costco and Wal-Mart, Inc including its subsidiary, Sam's Club, accounted for 48% and 18%, respectively, of the Company's total revenues. The Company currently sells its products to eight separate US Costco regions and its international regions which currently make purchasing decisions independently of one another. These regions re-evaluate, on a regular basis, the products carried in their stores. There can be no assurance that these Costco regions will continue to offer the Company's products in the future or continue to allocate Monterey Gourmet the same amount of shelf space. In addition, there can be no assurance that Sam's Club will continue to carry the Company's products. Loss of either of these customers, Costco or Sam's Club, or a significant further reduction in sales to either, would have a material adverse effect on the Company. Additionally, liberalized pricing or allowance terms would create downward pressure on gross margins.

o Changing Consumer Preferences. Consumer preferences change, sometimes quickly, and the success of the company's food products depends on the company's ability to identify the tastes and dietary habits of consumers and offer products that appeal to their preferences. The Company introduces new products and improved products, and incurs development and marketing costs associated with new products. If the Company's products fail to meet consumer preferences, then the Company's strategy to grow sales and profits with new products will be less successful. Recent attention to low carbohydrate diets by certain segments of the U.S. population has affected the consumption of pasta, and pasta sales have decline as a percentage of grocery sales in the U.S. As American consumers seek new ways to reduce their intake of carbohydrates, Monterey Gourmet Foods has developed products to address these changing preferences. Towards the end of 2004, the low-carbohydrate diet trend decreased and the trend has been towards whole grains and less refined products. The Company has spent resources to develop whole wheat pasta products that meet this new trend. However, there can be no assurance that these new products will meet the changing demands of the consumer.

o Seasonality and Other Variable Factors. The Company's grocery and club store accounts are expected to experience seasonal fluctuations to some extent. The Company's business in general may also be affected by a variety of other factors, including but not limited to general economic trends, competition, marketing programs, and special or unusual events.

o Competition and Dependence on Common Carriers. The Company's business continues to be dominated by several very large competitors, who have significantly greater resources than the Company; such competitors can outspend the Company and negatively affect the Company's market share and results of operations. The Company also continues to be dependent on common carriers to distribute its products. Any disruption in its distribution system or increase in the costs thereof could have a material adverse impact on the Company's business.

o California Energy Supply and Pricing. Because most of the Company's operations are in California, its operating costs are affected by increases in electricity and natural gas prices. As a result, the Company's operating results have been affected in some measure by the increased cost of energy. Management cannot predict the level of future energy prices or supply with certainty.

o Volatility of Stock Price. The market price of the Company's common stock has fluctuated substantially since the initial public offering of the Company's common stock in December 1993. Such volatility may, in part, be attributable to the Company's operating results or to changes in the direction of the Company's expansion efforts. In addition, changes in general conditions in the economy, the financial markets or the food industry, natural disasters or other developments affecting the Company or its competitors could cause the market price of the Company's common stock to fluctuate substantially. In addition, in recent years, the stock market has experienced extreme price and volume fluctuations. This volatility has had a significant effect on the market prices of securities issued by many companies, including the Company, for reasons sometimes unrelated to the operating performance of these companies. Moreover, any announced shortfall in the Company's net sales or earnings from levels expected by securities analysts or the market could have an immediate and significant adverse effect on the trading price of the Company's common stock in any given period. Additionally, the Company may not learn of such shortfalls until late in the fiscal quarter, shortly before operating results are due to be announced. The announcement, together or in succession, of such a shortfall and of lower than expected quarterly operating results, could result in an even more immediate and significant adverse impact on the trading price of the Company's common stock upon announcement of the shortfall or quarterly operating results.

o Marketing and Sales Risks. The future success of the Company's efforts will depend on a number of factors, including whether grocery and club store chains will continue to expand the number of their individual stores offering the Company's products and whether allowances and other incentives will expand retail distribution. Expansion into new markets increases the risk of significant product returns resulting from the Company's supply of slower selling items to its customers. In addition, grocery and club store chains continually re-evaluate the products carried in their stores and no assurances can be given that the chains currently offering the Company's products will continue to do so in the future, either in the same measure or at all. Should these channels choose to reduce or eliminate products, the Company could experience a significant reduction in its product sales. The Company remains dependent on the use of slotting allowances and other incentives to expand retail distribution.

o Compliance with laws applicable to its business. The company's facilities and products are subject to many laws and regulations administered by the United States Department of Agriculture, the Federal Food and Drug Administration, and other federal, state, local, and foreign governmental agencies relating to the processing, packaging, storage, distribution, advertising, labeling, quality, and safety of food products. The company's failure to comply with applicable laws and regulations could subject it to administrative penalties and injunctive relief, civil remedies, including fines, injunctions and recalls of its products. Failure to comply with these regulations can have serious consequences, including civil and administrative penalties and negative publicity.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     Market Risk Disclosure

     The Company does not hold market risk-sensitive trading instruments, nor does it use financial instruments for trading purposes. All sales, operating items and balance sheet data are denominated in U.S. dollars; therefore, the Company has no foreign currency exchange rate risk.

     In the ordinary course of its business the Company enters into commitments to purchase raw materials over a period of time, generally six months to one year, at contracted prices. At March 27, 2005 these future commitments were not at prices in excess of current market, or in quantities in excess of normal requirements. The Company does not utilize derivative contracts either to hedge existing risks or for speculative purposes.

     Interest Rate Risk

     The Company invests excess cash in variable income investments consisting of cash equivalents. The magnitude of the interest income generated by these cash equivalents is affected by market interest rates. Management does not use marketable securities or derivative financial instruments in its investment portfolio.

     The interest payable on the Company's bank line of credit is based on variable interest rates and therefore affected by changes in market interest rates. The Company does not believe that changes in interest rates will have a material impact to the Company's results of operation.

     Currency Risk

     During the first quarter of 2005, the Company sold $50,000 of product in currency other than US dollars. These sales have terms of net 30 days from shipment. The Company believes that its currency exposure is not material and has chosen not to hedge these sales.


Item 4. Controls and Procedures

     Under the supervision of and with the participation of our management, including the chief executive officer and chief financial officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to accomplish their objectives as of the end of the period covered by this Quarterly Report.. There have been no significant changes during the quarter ended March 27, 2005 in the Company's internal controls that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.


                           PART II. OTHER INFORMATION

Item 5. Other Information

     On April 7, 2005, Monterey Gourmet Foods, Inc. ("Monterey"), Sonoma Foods, Inc. ("Sonoma"), and the shareholders of Sonoma ("Shareholders") entered into a definitive agreement for the purchase by Monterey of 80% of Sonoma's outstanding shares ("Stock Purchase Agreement"). The Stock Purchase Agreement provides options for Sonoma's two other shareholders to sell their remaining 20% interest after four years and, if that option is not exercised, for Monterey to acquire the interest after seven years. Sonoma will continue to operate under its current management with its board of directors augmented by representatives of Monterey.

     Sonoma markets a variety of refrigerated branded specialty cheese items, including their flagship products, Sonoma Jack Cheeses in a variety of flavors. Sonoma's products are sold in retail supermarkets, club stores, and specialty food stores across the US with the greatest penetration in the Western US markets. Sonoma maintains its headquarters in Sonoma, CA.

     For its initial acquisition, Monterey paid $3.3 million in cash and $200 thousand in value of Monterey common stock. Purchase of the remaining shares will be at a price derived from a predetermined calculation based upon a percentage of earnings before taxes, interest, bonuses, depreciation and amortization during the interim periods. Sonoma will remain a separate entity and, under additional agreement between Monterey, Sonoma and the Shareholders, Sonoma's day-to-day operations until the acquisition is completed will be managed by Sonoma's existing management; Monterey will control a majority of the Board of Directors.

     The initial acquisition was funded in part with $2.5 million in financing provided by Comerica Bank, Monterey's principal bank. The Bank loan carries a floating interest rate which is the lower of Comerica Bank's prime rate or LIBOR plus 2.75% and the principal is payable in equal monthly installments of $41,666 plus interest over the next five years. The bank requires as collateral a blanket lien on all existing assets of Monterey Gourmet Foods, Inc., including equipment, accounts receivable, inventory, trademarks and the stock acquired in Sonoma Foods, Inc. The bank also requires the company to meet certain financial covenants which will be reported to the bank on a monthly basis.

Item 6. Exhibits

See Index of Exhibits for all exhibits filed with this report.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            MONTEREY GOURMET FOODS

Date: May 13, 2005
                                            By: /s/ JAMES M. WILLIAMS
                                                ---------------------------
                                                    James M. Williams
                                                    Chief Executive Officer


                                            By: /s/ SCOTT WHEELER
                                                ---------------------------
                                                    Scott Wheeler
                                                    Chief Financial Officer

                                Index to Exhibits

3.1 Certificate of Incorporation dated August 1, 1996 (incorporated by reference from Exhibit B to the Company's Definitive Proxy Statement for its 1996 Annual Meeting of Shareholders (the "1996 Proxy").)
3.2     Delaware Certificate of Amendment filed August 2004
3.3 Bylaws of the Company (incorporated by reference from Exhibit C to the 1996 Proxy)
4.1 Form of Registration Rights Agreement dated April 1996, among the Company, Spelman & Co., Inc. and investor (incorporated by reference from Exhibit 10.42 filed with the Company's Original March 31, 1996 Quarterly Report on Form 10-Q on May 1, 1996 ("1996 Q1 10-Q"))
4.2 Rights Agreement dated as of May 15, 1996 between the Company and Corporate Stock Transfer, as rights agent (incorporated by reference from Item 2 of Form 8-A filed with the Securities and Exchange Commission on May 28, 1996)
4.3 Amendment to Registration Rights Agreement dated as of April 20, 1997 among the Company, Spelman & Co., Inc. and investor, amending the Registration Rights Agreement entered into as of April, 1996 (incorporated by reference from Exhibit 4.9 filed with the Company's 1996 Form 10-KA)
4.4 Registration Rights Agreement dated as of June 15,1995 with GLF Advantage Fund Limited, as amended on October 13 and 19, 1995, respectively (incorporated by reference from Exhibit 10.2 to the 1995 second quarter 10-Q and Exhibits 10.6 and 10.7 to the Company's S-3 Registration Statement No. 33-96684, filed on December 12, 1995 ("1995 S-3").
10.1* Third Amended and Restated 1993 Stock Option Plan (as amended on August 1, 1996 and April 30, 2002) (incorporated by reference to Exhibit 10.1 filed with the Company's 1996 Form 10-K and Proposal No. 3 in the Company's Definitive Proxy Statement for its 2002 Annual Meeting of Shareholders)
10.2*   1995 Employee Stock Purchase Plan (incorporated by reference from
        Exhibit 10.15 to the Company's 1994 Form 10-K)
10.3 Monterey County Production Facility Lease of the Company, as amended (incorporated by reference from Exhibit 10.03 to the Company's Registration Statement on Form SB-2 filed with the Commission (the "SB-2))
10.4 Amendment No. 1 dated February 1, 1995 and Amendment No. 2 dated March 1, 1995 to Monterey County Production Facility Lease of the Company (incorporated by reference from Exhibit 10.6 filed with the 1995 Form 10-K)
10.5 Amendment No. 3 dated September 12, 1997, and Amendment No. 4 dated February 6, 1998 to Monterey County Production Facility Lease of the Company (incorporated by reference from Exhibit 10.5 filed with the Company's September 27, 1998 Quarterly Report on Form 10-Q dated November 4, 1998 ("1998 Q3 10-Q"))
10.6 Trademark Registration - MONTEREY PASTA COMPANY, under Registration No. 1,664,278, registered on November 12, 1991 with the U.S. Patent and Trademark Office (incorporated by reference from Exhibit 10.09 to the SB-2)
10.7 Trademark Registration - MONTEREY PASTA COMPANY, under Registration No. 1,943,602, registered on December 26, 1995 with the U.S. Patent and trademark Office (incorporated by reference from Exhibit 10.24 to the 1995 Form 10-K)
10.8 Trademark Registration - MONTEREY PASTA COMPANY and Design, under Registration No. 1,945,131, registered on January 2, 1996 with the U.S. Patent and trademark Office (incorporated by reference from Exhibit
        10.25 to the 1995 Form 10-K)
10.9 Trademark Registration--MONTEREY PASTA COMPANY and Design, under Registration No. 1,951,624, registered on January 23, 1996 with the U.S. Patent and Trademark Office (incorporated by reference from Exhibit
        10.26 to the 1995 Form 10-K)
10.10 Trademark Registration--MONTEREY PASTA COMPANY and Design, under Registration No. 1,953,489, registered on January 30, 1996 with the U.S. Patent and Trademark Office (incorporated by reference from Exhibit
        10.27 to the 1995 Form 10-K)
10.11* Offer letter regarding Employment as Chief Executive Officer dated August 20, 2002 with Mr. James M. Williams
10.12 Agreement for Handling and Storage Services between the Company and CS Integrated LLC dated February 5, 1999 (incorporated by reference to
        Exhibit 10.21 filed with the Company's 1998 Form 10-K on March 17, 1999 ("1998 Form 10-K"))
10.13 Agreement for Purchase and Sale of Assets dated as of March 12, 1999, by and among the Company and the shareholders of Frescala Foods, Inc. (incorporated by reference from Exhibit 2.1 filed with the Company's 8-K on March 17, 1999)

10.14 Royalty agreement dated July 12, 1999 between Company and Chet's Gourmet Foods, Inc. for soups (incorporated by reference to Exhibit 10.25, in the Company's September 26, 1999 Quarterly Report on Form 10-Q filed on November 9, 1999 ("1999 Q3 10-Q"))
10.15 Storage Agreement Manufactured Products dated August 3, 1999 between the Company and Salinas Valley Public Warehouse for storage and handling of Company's product in Monterey County, California storage facility (incorporated by reference to Exhibit 10.26, filed with the Company's 1999 Q3 10-Q)
10.16 Commercial Lease dated August 10, 1999 between Company and Salinas Valley Public Warehouse for storage space in Monterey County, California (incorporated by reference to Exhibit 10.27, filed with the Company's 1999 Q3 10-Q)
10.17 Rental Agreement dated September 6, 1999 between Company and Porter Family Trust for storage space in Monterey County, California (incorporated by reference to Exhibit 10.28 filed with the Company's 1999 Q3 10-Q)
10.18 Royalty agreement dated September 15, 1999 between Company and Chet's Gourmet Foods, Inc. for meatball and sauce item (incorporated by reference to Exhibit 10.29, filed with the Company's 1999 Q3 10-Q)
10.19 Credit Agreement between the Company and Imperial Bank dated August 2, 1999 (incorporated by reference to Exhibit 10.30 filed with the Company's 1999 Form 10-K on February 18, 2000 ("1999 Form 10-K"))
10.20 Commercial lease dated January 1, 2000 between the Company and PTF for Operating Engineers, LLC for storage space in Monterey County, California (incorporated by reference to Exhibit 10.32, in the Company's June 25, 2000 Quarterly Report on Form 10-Q filed on August 4, 2000)
10.21 Second Amendment to Credit Agreement between the Company and Imperial Bank dated August 2, 1999 (incorporated by reference to Exhibit 10.33 in the Company's September 25, 2000 Quarterly Report on Form 10-Q filed on November 6, 2000 ("2000 Q3 10-Q"))
10.22 Fourth Amendment to Credit Agreement between the Company and Imperial Bank dated August 2, 1999 (incorporated by reference to Exhibit 10.36 filed with the Company's 2000 Form 10-K)
10.23 Fifth Amendment to Credit Agreement between the Company and Imperial Bank dated August 2, 1999 (incorporated by reference to Exhibit 10.39 in the Company's April 1, 2001 Quarterly Report on Form 10-Q filed on May 7, 2001)
10.24 Lease Extension and Modification Agreement between the Company and Marco Warehouse d.b.a. Salinas Valley Public Warehouse dated September 1, 2001 (incorporated by reference to Exhibit 10.40 in the Company's September 30, 2001 Quarterly Report on Form 10-Q filed on November 7, 2001)
10.25 Royalty Agreement dated January 18, 2002 between Company and Toscana Foods, LLC for ravioli with unique rough chopped filling (incorporated by reference to Exhibit 10.41 in the Company's June 30, 2002 Quarterly Report on Form 10-Q filed on August 9, 2002)
10.26 Asset Purchase Agreement dated August 23, 2002 by and among the Company and the shareholders of Emerald Valley Kitchen, Inc. (incorporated by reference from Exhibit 10.42 filed with the Company's 8-K on August 30,
        2002)
10.27 Commercial lease dated August 23, 2002 between the Company and Mel Bankoff for plant, warehouse and office space in Eugene, Oregon (incorporated by reference from Exhibit 10.43 filed with the Company's 8-K on August 30, 2002)
10.28 Commercial lease dated January 3, 2003 between the Company and Conrad Family Trust for office space in Salinas, Monterey County, California (incorporated by reference from Exhibit 10.44 filed with the Company's 2002 Form 10-K filed on February 14, 2003)
10.29 Second Lease modification to Commercial lease dated January 1, 2000 between the Company and PTF for Operating Engineers, LLC for storage space in Monterey County, California (incorporated by reference from Exhibit 10.45 filed with the Company's June 29, 2003 Quarterly Report of Form 10-Q filed on August 7, 2003)
10.30 Agreement for Purchase and Sale of Limited Liability Company Units dated January 28, 2004 by and among the Company and the Unitholders of CIBO Naturals, LLC. (incorporated by reference from Exhibit 2.6 filed with the Company's 8-K on February 5, 2004 and amended on April 10, 2004)
10.31 Agreement for Purchase and Sale of OBIC, Inc.'s Limited Liability Company Units dated May 12, 2004 by and among the Company and the Unitholders of CIBO Naturals, LLC.
10.32 Stock Purchase Agreement by and among Monterey Gourmet Foods, Inc., Casual Gourmet Foods, Inc., and Certain Shareholders dated January 11, 2005. . (incorporated by reference from Exhibit 2.01 filed with the Company's 8-K on January 18, 2005)
10.33 Stock Purchase Agreement by and among Monterey Gourmet Foods, Inc., Sonoma Foods, Inc., and Its Shareholders dated April 7, 2005. . (incorporated by reference from Exhibit 2.01 filed with the Company's 8-K on April 13, 2005)

10.34 Third Modification to Business Loan Agreement between the Company and Comerica Bank dated January 5, 2005.(filed with the Company's 10-K on March 25, 2005)
31.1** Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2** Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1** Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2** Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


* Management contract or compensatory plan or arrangement covering executive officers or directors of the Company and its former subsidiary, Upscale Food Outlets, Inc.

** filed herewith