Form 10-Q
period 2005-06-30
MONTEREY GOURMET FOODS
filed 2005-08-10
CIK 913032

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                           ___________________________

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
     For the quarterly period ended June 30, 2005.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
     For the transition period from: _____ to: _____.


                        Commission File Number 001-11777


                          MONTEREY GOURMET FOODS, INC.
                          ----------------------------


                Delaware                                   77-0227341
     -------------------------------                   -------------------
     (State or other jurisdiction of                     (IRS Employer
      incorporation or organization)                   Identification No.)


                               1528 Moffett Street
                            Salinas, California 93905
                    ----------------------------------------
                    (Address of principal executive offices)


                           Telephone : (831) 753-6262
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


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

                               Yes [ ]     No [X]

At August 10, 2005, 14,459,051 shares of common stock, $.001 par value, of the registrant were outstanding.

                           MONTEREY GOURMET FOODS, INC

                                    FORM 10-Q

                               Table of Contents

PART 1. FINANCIAL INFORMATION                                               Page

  Item 1.  Financial Statements
           Condensed Consolidated Balance Sheets as of June 30, 2005
           (unaudited) and December 26, 2004 .................................3

           Condensed Consolidated Statements of Operations (unaudited)
           for the second quarter ended June 30, 2005 and June 27, 2004 and for the six months ended June 30, 2005 and June 27, 2004 ......4

           Condensed Consolidated Statements of Cash Flows (unaudited)
           for the six months ended June 30, 2005 and June 27, 2004 ..........5

           Notes to the Unaudited Condensed Consolidated Financial
           Statements.........................................................6

  Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations ........................................13

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk .......23

  Item 4.  Controls and Procedures ..........................................23

PART II. OTHER INFORMATION

  Item 5.  Other Information ................................................23

  Item 6.  Exhibits .........................................................23

  Signature Page ............................................................24

  Exhibits ..................................................................25

  302 Certification of Chief Executive Officer - Exhibit 31.1 ...............27

  302 Certification of Chief Financial Officer - Exhibit 31.2 ...............28

  906 Certification of Chief Executive Officer - Exhibit 32.1 ...............29

  906 Certification of Chief Financial Officer - Exhibit 32.2 ...............30


                          PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

                          MONTEREY GOURMET FOODS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (in thousands of dollars)

                                                             June 30,     December 26,
                                                               2005           2004
                                                           ------------   ------------
                                                           (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                $        346   $        569
  Accounts receivable, net                                        7,152          6,212
  Inventories                                                     4,916          4,325
  Deferred tax assets                                             1,134          1,126
  Prepaid expenses and other                                      1,325            957
                                                           ------------   ------------
   Total current assets                                          14,873         13,189

  Property and equipment, net                                    14,914         14,768
  Deferred tax assets                                             2,194          3,952
  Deposit and other                                                 189            126
  Intangible assets, net                                         11,599          6,114
  Goodwill                                                       12,491          8,143
                                                           ------------   ------------
   Total assets                                            $     56,260   $     46,292
                                                           ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Bank overdraft                                           $        881   $         --
  Line of credit                                                    355             51
  Accounts payable                                                2,752          2,298
  Accrued liabilities                                             2,638          2,319
  Current portion of long-term debt                               1,000            757
                                                           ------------   ------------
   Total current liabilities                                      7,626          5,425

Long-term debt                                                    8,995          1,651
Minority interest                                                   185             --

Stockholders' equity:
  Common stock                                                       14             14
  Additional paid-in capital                                     45,313         45,103
  Accumulated deficit                                            (5,873)        (5,901)
                                                           ------------   ------------
  Total stockholders' equity                                     39,454         39,216
                                                           ------------   ------------

   Total liabilities and stockholders' equity              $     56,260   $     46,292
                                                           ============   ============

The accompanying notes are an integral part of these condensed consolidated financial statements.


                          MONTEREY GOURMET FOODS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands of dollars except per share data)
                                   (unaudited)

                                                            Second Quarter Ended            Six Months Ended
                                                      -----------------------------   -----------------------------
                                                      June 30, 2005   June 27, 2004   June 30, 2005   June 27, 2004
                                                      -------------   -------------   -------------   -------------
Net revenues .......................................         21,155          14,988          38,818          31,373
Cost of sales ......................................         15,639          11,515          28,354          23,418
                                                      -------------   -------------   -------------   -------------

Gross profit .......................................          5,516           3,473          10,464           7,955
Selling, general and administrative expenses .......          5,322           4,373          10,168           9,553
                                                      -------------   -------------   -------------   -------------
Operating income  (loss) ...........................            194            (900)            296          (1,598)

Other income/(expense), net ........................              4              23               9              35

Interest income/(expense), net .....................           (181)            (41)           (260)            (67)
                                                      -------------   -------------   -------------   -------------

Income (loss) before provision for income
   tax benefit/(expense) ...........................             17            (918)             45          (1,630)
Provision for income tax benefit/(expense) .........             (6)            375             (17)            606
                                                      -------------   -------------   -------------   -------------
                                                                                                      .............
Net income (loss) ..................................             11            (543)             28          (1,024)
                                                      =============   =============   =============   =============

Basic income (loss) per share ......................           0.00           (0.04)           0.00           (0.07)

Diluted income (loss) per share ....................           0.00           (0.04)           0.00           (0.07)

Primary shares outstanding .........................     14,449,238      14,374,071      14,421,627      14,296,453

Diluted shares outstanding .........................     14,541,915      14,499,614      14,525,330      14,447,973

The accompanying notes are an integral part of these condensed consolidated financial statements.


                          MONTEREY GOURMET FOODS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)
                                   (unaudited)

                                                                                      Six Months Ended
                                                                               -----------------------------
                                                                               June 30, 2005   June 27, 2004
                                                                               -------------   -------------
Cash flows from operating activities:
Net income (loss) ........................................................     $          28   $      (1,024)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
       Deferred income taxes .............................................                (6)           (643)
       Depreciation and amortization .....................................             1,484           1,270
       Provisions for allowances for bad debts, returns,
          adjustments and spoils .........................................               (26)            558
       Changes in assets and liabilities net of acquisition of businesses:
           Accounts receivable ...........................................               353             156
           Inventories ...................................................               (86)           (258)
           Prepaid expenses and other ....................................              (263)            540
           Accounts payable ..............................................              (244)             35
           Accrued liabilities ...........................................              (396)            374
                                                                               -------------   -------------
              Net cash provided by operating activities ..................               844           1,008
                                                                               -------------   -------------

Cash flows from investing activities:
       Purchase of property and equipment ................................              (370)           (271)
       Acquisition of businesses net of cash and minority interest .......            (9,029)         (7,630)
                                                                               -------------   -------------
   Net cash used in investing activities .................................            (9,399)         (7,901)
                                                                               -------------   -------------

Cash flows from financing activities:
       Proceeds from bank borrowing ......................................             7,500           2,000
       Line of credit ....................................................               355              --
       Bank overdraft ....................................................               881              --
       Repayment of bank borrowing .......................................              (417)           (250)
       Repayment of capital lease obligations ............................                --              (4)
       Proceeds from issuance of common stock ............................                13             550
                                                                               -------------   -------------
   Net cash provided by financing activities .............................             8,332           2,296
                                                                               -------------   -------------

Net decrease in cash and cash equivalents ................................              (223)         (4,597)

Cash and cash equivalents, beginning of period ...........................               569           5,285
                                                                               -------------   -------------
Cash and cash equivalents, end of period .................................     $         346   $         688
                                                                               =============   =============


Cash payments: ...........................................................     June 30, 2005   June 27, 2004
                                                                               -------------   -------------
         Interest ........................................................     $         260   $          62
         Income Taxes ....................................................                18              61

Non-cash investing and financing activities:
         Issuance of stock for acquisition of business ...................     $         199

The accompanying notes are an integral part of these condensed consolidated financial statements.

                          MONTEREY GOURMET FOODS, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

     The condensed consolidated financial statements have been prepared by Monterey Gourmet Foods, Inc. (the "Company" or "Monterey") and are unaudited. The financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not necessarily include all information and footnotes required by generally accepted accounting principles, and should be read in conjunction with the Company's 2004 Annual Report on Form 10-K. In the opinion of the Company, all adjustments necessary to present fairly the Company's consolidated financial position, results of operations and cash flows as of June 30, 2005 have been recorded. A description of the Company's accounting policies and other financial information is included in the audited consolidated financial statements as filed with the Securities and Exchange Commission in the Company's Form 10-K for the year ended December 26, 2004. The consolidated results of operations for the interim quarterly periods are not necessarily indicative of the results expected for the full year.

On June 16, 2005, the Board of Directors approved a resolution to change the fiscal year of the Company to a calendar year. Prior to this change the Company employed a 4-week, 4-week, 5-week reporting period with the fiscal year ending on the last Sunday of each calendar year (52/53-week year). The 2004 fiscal year ended on December 26, 2004 and the 2005 fiscal year would have ended on December 25, 2005. As amended, Section 7.1. of the Company's bylaws now reads: "FISCAL YEAR. The fiscal year of the Corporation shall be the calendar year ending December 31 of each year." The change was made primarily to accommodate the consolidation process of newly acquired subsidiaries. Without this change, the fiscal quarter would have ended on June 26, 2005. The Company recorded sales of $1.1 million between June 26, 2005 and June 30, 2005.

      Certain reclassifications have been made to 2004 balances to conform to 2005 presentation.

2.   Business Acquisitions

     On January 11, 2005, Monterey Gourmet Foods, Inc. ("Monterey"), Casual Gourmet Foods, Inc. ("Casual"), and the shareholders of Casual ("Shareholders") entered into a definitive agreement (the "Stock Purchase Agreement") for the purchase by Monterey of 100% of Casual's outstanding shares. The acquisition was structured to provide that Monterey acquired 60% of Casual's outstanding shares immediately and the remaining 40% over the next three years. Casual, which produces branded gourmet sausages, prepared soups and other food products, is a Florida corporation with headquarters in Clearwater, Florida. Prior to entering into the Stock Purchase Agreement, there were no existing material relationships between or among Monterey and Casual or its Shareholders. Monterey acquired Casual in order to expand and diversify its product line in the specialty foods category in which it competes.

     For its initial acquisition, Monterey paid $6.0 million in cash plus acquisition costs of $147,000. Purchase of the remaining shares over the next three years will be at a price derived from a predetermined calculation based upon a multiple of earnings before taxes, interest, depreciation and amortization during the interim periods. Monterey is also the sole source of any financing needed by Casual in the interim period. Purchase accounting reflects the transaction as if Monterey purchased 100% of Casual. No liability has been established for the remaining payments to Casual's shareholders because the liability is not quantifiable. When Monterey determines the amount to be paid for the remaining shares of Casual, the Company's goodwill will increase by the corresponding amount.

     Casual will remain a separate entity until the acquisition is completed and, under additional agreement between Monterey, Casual and the Shareholders, Casual's day-to-day operations until the acquisition is completed will be managed by Casual's existing management under the direction of the board of directors; Monterey will control a majority of the Board of Directors.

     Casual markets a wide range of refrigerated branded specialty items, including chicken sausages, chicken burgers, and gourmet soups. Their products are sold in club stores and retail food stores in 38 states. Some of their most popular sausage items include red bell pepper with basil, and spinach with Asiago cheese. Additional information about Casual Gourmet Foods, Inc. and its products can be found on its website at www.cgfoods.com

     As part of the acquisition, Monterey Gourmet Foods commissioned a valuation study to determine the components that represent the intangible assets and goodwill purchased as part of the purchase price. Under the purchase method of accounting, the total estimated purchase price is allocated to Casual's tangible and intangible assets based upon their estimated fair value as of the date of completion of the acquisition. Based upon the purchase price, the preliminary valuation, and the financial information at the time of the acquisition, which is subject to change as more information becomes available, the preliminary purchase price allocation is as follows (in thousands of dollars):


     Cash paid directly to owners of Casual                         $    6,000
     Acquisition costs incurred                                            147
                                                                    ----------
        Total cost of acquisition                                        6,147
                                                                    ----------
     Liabilities assumed                                                 1,253
     Deferred tax liability created at time of acquisition               1,758
     Cash acquired at time of acquisition                                 (524)
     Tangible assets acquired                                           (1,315)
     Computed interest on non-interest bearing notes                         8
     Intangible assets acquired                                         (4,540)
                                                                    ----------

     Goodwill acquired in transaction                               $    2,788
                                                                    ==========

     On April 7, 2005, Monterey Gourmet Foods, Inc, Sonoma Foods, Inc. ("Sonoma"), and the shareholders of Sonoma ("Shareholders") entered into a definitive agreement for the purchase by Monterey of 80% of Sonoma's outstanding shares ("Stock Purchase Agreement"). The Stock Purchase Agreement provides options for Sonoma's two other shareholders to sell their remaining 20% interest after four years and, if that option is not exercised, there is an option for Monterey to acquire the interest after seven years. Sonoma will continue to operate under its current management with its Board of Directors controlled by Monterey.

     Sonoma markets a variety of refrigerated branded specialty cheese items, including their flagship products, Sonoma Jack Cheeses in a variety of flavors. Sonoma's products are sold in retail supermarkets, club stores, and specialty food stores across the US with the greatest penetration in the Western US markets. Some of the most popular cheese flavors include Hot Pepper Jack Cheese, Garlic Jack Cheese, Mediterranean Jack Cheese and Pesto Jack Cheese. Sonoma maintains its headquarters in Sonoma, CA. Monterey acquired Sonoma in order to expand and diversify its product line in the specialty foods category in which it competes.

     For its initial acquisition of 80% of Sonoma's outstanding shares, Monterey paid $3.3 million in cash and issued 61,250 shares of Monterey Gourmet Foods common stock valued at $199,000 plus acquisition costs of $106,000. Purchase of the remaining shares will be at a price derived from a predetermined calculation based upon a percentage of earnings before taxes, interest, bonuses, depreciation and amortization during the interim periods. Sonoma will remain a separate entity and, under additional agreement between Monterey, Sonoma and the Shareholders, Sonoma's day-to-day operations until the acquisition is completed will be managed by Sonoma's existing management; Monterey will control a majority of the Board of Directors and will be entitlted to all future profits and is at risk for all future losses if any.

     As part of the acquisition, Monterey Gourmet Foods commissioned a valuation study to determine the components that represent the intangible assets and goodwill purchased as part of the purchase price. Under the purchase method of accounting, the total estimated purchase price is allocated to Sonoma's tangible and intangible assets based upon their estimated fair value as of the date of completion of the acquisition. Based upon the purchase price, the preliminary valuation, and the financial information at the time of the acquisition, which is subject to change as more information becomes available, the preliminary purchase price allocation is as follows (in thousands of dollars):

     Cash paid directly to Sonoma for debt payment                 $      3,000
     Cash paid directly to owners of Sonoma                                 300
     Value of 61,250 shares of Monterey Gourmet Foods
       common stock issued to owners of Sonoma                              199
     Acquisition costs incurred                                             106
                                                                   ------------
        Total cost of acquisition                                         3,605
                                                                   ------------

     Liabilities assumed                                                    611
     Minority interest                                                      185
     Inventory valuation adjustment to market                                (8)
     Tangible assets acquired                                            (1,440)
     Intangible assets acquired                                          (1,392)
                                                                   ------------
     Goodwill acquired in transaction                              $      1,561
                                                                   ============


     The following unaudited pro forma financial information presents a summary of our consolidated results of operations for the three month periods ended June 30, 2005 and June 27, 2004, and for the six month periods ended June 30, 2005 and June 27, 2004 assuming the CIBO Naturals, LLC (see the Company's current reports on Forms 8-K and 8-K/A dated January 28, 2004 and April 12, 2004, respectively), Casual Gourmet Foods, Inc. (see the Company's current reports on Form 8-K and 8-K/A dated January 18 and March 28, 2005, respectively), and Sonoma Foods, Inc. (see the Company's current reports on Form 8-K and 8-K/A dated April 13 and June 22, 2005, respectively) acquisitions had taken place as of January 1, 2005 and January 1, 2004 (in thousands except per share data).

                                                                         Three Months Ended               Six Months Ended
                                                                   -----------------------------   -----------------------------
                                                                   June 30, 2005   June 27, 2004   June 30, 2005   June 27, 2004
                                                                   -------------   -------------   -------------   -------------
Net revenues                                                       $      21,155   $      21,303   $      41,385   $      42,131

Net income (loss)                                                  $          11   $        (403)  $          72   $      (1,088)
                                                                   =============   =============   =============   =============

Net income (loss) per common share:
Basic income (loss) per common share                               $        0.00   $       (0.03)  $        0.01   $       (0.08)
                                                                   =============   =============   =============   =============

Diluted income (loss) per common share                             $        0.00   $       (0.03)  $        0.00   $       (0.08)
                                                                   =============   =============   =============   =============

 Basic shares outstanding                                             14,449,238      14,374,071      14,421,627      14,296,453
 Diluted shares outstanding                                           14,541,915      14,499,614      14,525,330      14,447,973

     The unaudited condensed pro forma financial information has been prepared for comparative purposes only and reflects the historical unaudited results of CIBO Naturals LLC, Casual Gourmet Foods, Inc. and Sonoma Foods, Inc. The pro forma financial information includes adjustments to reflect interest expense generated from cash that was used for the acquisitions and related income tax adjustments. The pro forma information also includes an estimate of amortization of identifiable tangible assets. The pro forma information does not purport to be indicative of operating results that would have been achieved had the acquisition taken place on the dates indicated or the results that may be obtained in the future.

3.   Inventories

     Inventories consisted of the following (in thousands):

                                                   June 30,      December 26,
                                                     2005            2004
                                                 ------------    ------------

Production - Ingredients                         $      2,417    $      1,971
Production - Finished goods                             1,580           1,341
Paper goods and packaging materials                     1,253           1,190
Operating supplies                                         44              36
                                                 ------------    ------------
                                                        5,293           4,538
Allowances for spoils and obsolescence                   (377)           (213)
                                                 ------------    ------------
                                                 $      4,916    $      4,325
                                                 ============    ============


4.   Property and Equipment

     Property, plant and equipment consisted of the following (in thousands):

                                                   June 30,      December 26,
                                                     2005            2004
                                                 ------------    ------------
Leasehold improvements                           $      5,414   $      5,084
Machinery and equipment                                19,731         19,317
Computers, office furniture and equipment               1,236          1,195
Vehicles                                                  461            298
                                                 ------------   ------------
                                                       26,842         25,894
Less accumulated depreciation and amortization        (12,200)       (11,163)
                                                 ------------   ------------
                                                       14,642         14,731
Construction in progress                                  272             37
                                                 ------------   ------------
                                                 $     14,914   $     14,768
                                                 ============   ============

     The majority of construction in progress is related to projects started in the previous year including plant improvements at plants acquired through acquisitions and process improvement projects. Other construction in progress spending is associated with typical annual projects involving replacement, regulatory, food safety and efficiency projects.

5.   Goodwill and Other Intangible Assets

     Goodwill and other intangible assets consist of (in thousands of dollars):

                                                                                Balance at
                                                   Year end       Additions      June 30,     Accumulated     Net carrying
                                                     2004           2005           2005       amortization      amount
                                                 ------------   ------------   ------------   ------------   ------------
Trademarks and tradenames                        $      1,040   $      1,414   $      2,454   $        201   $      2,253
Customer lists                                          4,740          3,262          8,002            975          7,027
Other intangibles                                       1,595          1,256          2,851            532          2,319
                                                 ------------   ------------   ------------   ------------   ------------
     Total intangible assets                            7,375          5,932         13,307          1,708         11,599

Goodwill                                                9,118          3,767         12,885            394         12,491
                                                 ------------   ------------   ------------   ------------   ------------
     Total goodwill and intangible assets        $     16,493   $      9,699   $     26,192   $      2,102   $     24,090
                                                 ============   ============   ============   ============   ============

6.   Credit Facility

     Comerica Bank provides a multi-year credit facility to the Company. The credit facility includes a $2.0 million dollar working capital line of credit and a non-revolving term loan. A letter of credit in the amount of $1.0 million is issued in favor of an insurance company to support a self-funded worker's compensation program initiated by the Company which reduces the amount of the line of credit available to the Company. The $2.0 million working capital portion of the facility is priced at LIBOR, plus 200 basis points. The working capital commitment expires October 31, 2005, however the Company plans to renew the commitment upon expiration.

     The non-revolving term loan is priced at the Company's option at either prime rate or LIBOR plus a premium of 225 basis points over LIBOR. The term loan is subject to annual review and bank approvals must be obtained before funding. On January 11, 2005, the Company borrowed $5 million from Comerica Bank under this loan agreement in order to fund the acquisition of Casual Gourmet Foods. No principal payments are required for the first year on this additional borrowing. On April 7, 2005, the Company borrowed an additional $2.5 million from Comerica Bank under this loan agreement in order to fund the acquisition of Sonoma Foods. Principal payments are required in the amount of $41,666 per month on this additional borrowing. As of June 30, 2005, the total outstanding balance under the credit facility is $7,875,000. The was paying a average interest rate of 5.80% as of June 30, 2005.

     The bank requires as collateral a blanket lien on all existing assets of Monterey Gourmet Foods, Inc., including equipment, accounts receivable, inventory, trademarks and the stock acquired in all acquisitions. The bank also requires the company to meet certain financial covenants which will be reported to the bank on a monthly basis. The Company was not in compliance with its net tangible net worth bank covenant as of June 30, 2005; however, the bank has issued a waiver of the covenant on the Company's behalf.

     The terms of the Credit Facility prohibit the payment of cash dividends (except with the bank's written approval) on the Company's capital stock and restrict payments for, among other things, repurchasing shares of the Company's capital stock. Other terms of the Credit Facility limit the Company with respect to, among other things, (i) incurring additional indebtedness, (ii) adversely changing the capital structure, and (iii) acquiring assets other than in the normal course of business including specific limits on annual capital expenditures.

7.   Income Taxes

     Deferred tax assets, principally related to the expected benefit from utilization of net operating loss carryforwards ("NOLs"). Deferred tax assets remaining on the balance sheet at the end of the second quarter to offset future income tax liabilities consist of $1,134,000 current assets and $2,194,000 of noncurrent assets. The acquisition of Casual Gourmet and Sonoma `s assets and liabilities were recorded at fair value according to generally accepted accounting principles, however the acquired assets and liabilities retained their previous tax basis. This has resulted in a preliminary estimated deferred tax liability of $1,758,000, which is subject to change as further analysis is performed. Such additional deferred tax liability is offset against the Company's noncurrent deferred tax assets. All deferred tax liabilities are subject to change based on the finalization of intangible asset values and further assessment of the income tax effects of the acquisition.

     Casual Gourmet will not be consolidated for income tax reporting for calendar years 2005 and 2006; however, a service fee will be charged for oversight and management.

8.   Litigation

     Commitments and contingencies

     There are no material legal proceedings pending to which the Company is a party or to which any of its property is subject. The Company is a party to ordinary routine litigation incidental to the Company's business.

     The lease at the main processing facility and corporate offices expired on October 4, 2004. The Company and the landlord agreed to a ten year extension of the current lease at current fair-market rental. The fair-market value was determined by a real estate appraiser in the area. The fair market value from the appraiser increased the rent for the Moffett Street facility by 32%. The Landlord is currently disputing the amount of office square footage and therefore the determined fair-market value. The City of Salinas has also issued a notice of violation regarding lack of a conditional use permit for certain outside storage containers. The Company is negotiating with the landlord and the City of Salinas and intends to clear the notice of violation and to resolve any remaining outstanding lease issues with the landlord in the near future. No liability has been established because the Company believes that a liability is neither probable nor estimable.

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

     Pursuant to its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The term of the indemnification period is for the officer's or director's lifetime. To date, the Company has not incurred any costs as there have been no lawsuits or claims that would invoke these indemnification agreements. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2005.

     The Company enters into indemnification provisions under its agreements with other companies in its ordinary course of business, typically with business partners, contractors and customers. Under these provisions the Company has agreed to generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company's activities or, in some cases, as a result of the indemnified party's activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by the Company with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. To date, the Company has not incurred any costs as there have been no lawsuits or claims related to these indemnification agreements. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2005.

9.   Stockholders' Equity

     During the first six months of 2005, 4,327 employee stock purchase plan shares were issued with proceeds to the Company of $13,000. As part of the acquisition of Sonoma Foods, 62,150 shares were issued to the owners of Sonoma Foods with a computed value of $199,000. No other shares of common stock were issued during the quarter.

     On June 28, 2005, the Company filed an 8-K announcing that on June 23, 2005 Monterey Gourmet Foods, Inc., accelerated the vesting of all stock options outstanding under the Company's 1993 Stock Option Plan that have exercise prices per share higher than the closing price of the Company's stock on June 23, 2005, which was $3.07. Options to purchase 422,600 shares of the Company's common stock became exercisable immediately. No other changes to these options were made. These options range in price from a low of $3.25 to a high of $4.99 with an average of $3.53.

     The primary purpose of the accelerated vesting was to eliminate future compensation expense the Company would otherwise recognize in its statement of operations with respect to these accelerated options upon the adoption of Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment ("SFAS 123R"). SFAS 123R is effective for the Company beginning in the first quarter of 2006, and will require that compensation expense associated with stock options be recognized in the statement of operations, rather than as a footnote disclosure in the Company's consolidated financial statements. The acceleration of the vesting of these options does not impact the Company's financial statements.

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

                                                                Three months ended                 Six months ended
                                                           -----------------------------    -----------------------------
                                                           June 30, 2005   June 27, 2004    June 30, 2005   June 27, 2004
                                                           -------------   -------------    -------------   -------------
Net income (loss) as reported                              $          11   $        (543)   $          28   $      (1,024)

Deduct: total stock-based employee compensation
   determined under fair value method for all awards,
   net of related tax effects                                       (312)           (142)            (427)           (318)
                                                           -------------   -------------    -------------   -------------

Proforma net loss, as adjusted                                      (301)           (685)            (399)         (1,342)
                                                           =============   =============    =============   =============

Earnings per share:
Basic, as reported                                         $        0.00   $       (0.04)   $        0.00   $       (0.07)
Basic, as adjusted                                         $       (0.02)  $       (0.05)   $       (0.03)  $       (0.09)

Diluted, as reported                                       $        0.00   $       (0.04)   $        0.00   $       (0.07)
Diluted, as adjusted                                       $       (0.02)  $       (0.05)   $       (0.03)  $       (0.09)


Basic shares                                                  14,449,238      14,374,071       14,421,627      14,296,453
Diluted Shares                                                14,541,915      14,499,614       14,525,330      14,447,973

10.  New Accounting Pronouncements

     In May 2005, the FASB issued Statement No. 154, "Accounting Changes and Error Corrections" ( FAS 154). This new standard replaces APB Opinion No. 20, "Accounting Changes in Interim Financial Statements", and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements", and represents another step in the FASB's goal to converge its standards with those issued by the IASB. Among other changes, FAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. FAS 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a "restatement." The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005. Management does not expect the adoption of FAS 154 to have a material effect on the consolidated financial statements. As of June 30, 2005 this pronouncement had no impact on the consolidated financial statements.

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

     The effective date of SFAS 123R is the first fiscal year beginning after June 15, 2005, which is the first quarter 2006 for calendar year companies, although early adoption is allowed. SFAS 123R permits companies to adopt its requirements using either a "modified prospective" method, or a "modified retrospective" method. Under the "modified prospective" method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. Under the "modified retrospective" method, the requirements are the same as under the "modified prospective" method, but the "modified retrospective" method also permits entities to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS 123.

     The Company currently utilizes a standard option pricing model (i.e., Black-Scholes) to measure the fair value of stock options granted employees. While SFAS 123R permits entities to continue to use such a model, the standard also permits the use of a "lattice" model. The Company has not yet determined which model it will use to measure the fair value of employee stock options upon the adoption of SFAS 123R. See Note 9 to the Condensed Consolidated Financial Statements for further information. SFAS 123R also requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date. These future amounts cannot be estimated, because they depend on, among other things, when employees exercise stock options.

     The Company is required to adopt SFAS 123R effective January 1, 2006; however, the Company has not yet determined which of the aforementioned adoption methods it will use.

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

     Other than the historical facts contained herein, this Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, particularly statements relating to our expectations relating to, among other things, the Company's results of operations, future plans and growth strategies. The Company's actual results regarding such matters may vary materially as a result of certain risks and uncertainties. For a discussion of such risks and uncertainties, please see the Company's Annual Report on Form 10-K for the year ended December 26, 2004. In addition to the risks and uncertainties discussed in the Annual Report, the risks set forth herein, including the risks associated with any reduction of sales to two major customers currently comprising a majority of total revenues and the Company's ability to expand distribution of food products to new and existing customers, attract and retain qualified management, integrate newly acquired businesses and compete in the competitive food products industry, should be considered.

Background

     Monterey Gourmet Foods, Inc. ("Monterey Gourmet" or the "Company") was incorporated in June 1989 as a producer and wholesaler of refrigerated gourmet pasta and sauces to restaurants and grocery stores in the Monterey, California area. The Company has since expanded its operations to provide a variety of gourmet refrigerated food products to grocery and club stores throughout the United States, selected regions in Canada, Mexico, the Caribbean and Asia Pacific. The Company's overall strategic plan is to enhance the value of the Monterey Gourmet Foods brands by distributing its gourmet products through multiple channels of distribution.

     The Company's product distribution to grocery and club stores increased from approximately 25 stores as of December 1989, to over 9,600 stores by December 26, 2004. During recent years the Company added retail and club distribution through internal growth and through the Frescala Foods, Emerald Valley, CIBO, Casual Gourmet, and Sonoma Foods acquisitions. Additional distribution was obtained when the Company introduced CarbSmart products, a full line of low-carbohydrate pastas and sauces and also whole wheat pastas. Also in 2004, the Board of Directors unanimously approved a resolution to change the name of the Company to Monterey Gourmet Foods, Inc. The name change was made to define the Company's strategic direction more accurately. The name change also announces to the investor community, our customers and consumers, our strategic direction to provide our customers with a full menu of premium gourmet foods.

     In 2004 the Company launched two new product lines outside its core pasta/sauce business, including Gourmet Refrigerated Entrees, such as Seafood Lasagna and Pasta Primavera, and Grilled Wrap Sandwiches, featuring a Garlic Chicken Wrap and a Chicken Ranchero Burrito which have helped increase sales during the first and second quarters of 2005. Over the past three years, the Company also completed four acquisitions outside its pasta business: Emerald Valley Kitchen (September 2002), a Eugene, Oregon based manufacturer of organic dips and salsas, CIBO Naturals (January 2004), a maker of sauces, dips and spreads, Casual Gourmet Foods, Inc. (January 2005) a marketer of flavorful lower fat, low-calorie chicken sausages and burgers and Sonoma Foods, Inc. (April
2005) a producer of an outstanding line of refrigerated specialty cheese products that features its flagship line of Sonoma Jack Cheeses. The Company was founded in 1931 and has earned numerous awards over the years for its traditional and flavored jack cheeses. The Company believes that the gourmet food segment is growing rapidly as time-starved consumers seek high quality quick-meal solutions and Monterey Gourmet Foods, with its staff of senior chefs and its flexible manufacturing facilities, is well positioned to bring new products to these consumers.

     The success of the Company's efforts to increase revenue will depend on five key factors: (1) whether grocery and club store chains will continue to increase the number of their stores offering the Company's products, (2) whether the Company can continue to increase the number of grocery and club store chains offering its products, (3) continued introduction of new products that meet consumer acceptance, (4) whether the Company, by diversifying into other complementary businesses through new product offerings or acquisitions can leverage its strengths and continue to grow revenues at levels attractive to its investors, and (5) whether the Company can maintain the number of items it is selling into its two largest customers. Grocery and club store chains continually re-evaluate the products carried in their stores, and no assurances can be given that the chains currently offering the Company's products will continue to do so in the future or that such chains will not reduce the number of stores carrying the Company's products. During 2003, Costco chose to reduce the number of items it carries, which caused a reduction of sales from the Company to Costco. In late 2004, Sam's Club began an SKU (Stock Keeping Unit) reduction project which has impacted the Company's sales in 2005. Pasta sales to these two customers have declined over the past two years.

     The Company believes that access to capital resources and increasing sales to offset higher fixed overhead, coupled with continued reduction of its administrative and production costs as a percent of sales revenue, will be key requirements in the Company's efforts to enhance its competitive position and increase its market penetration. In order to support its expansion program, the Company continues to develop new products for consumers and revise advertising and promotional activities for its retail grocery and club store accounts. There can be no assurance that the Company will be able to increase its net revenues from grocery and club stores. Because the Company will continue to make expenditures associated with the expansion of its business, the Company's results of operations may be affected.

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

     o Introduce new products on a timely basis to maintain customer interest and to respond to changing consumer tastes. In order to maximize its margins, the Company will focus its efforts on those new products that can be manufactured and distributed out of its Salinas, California, Eugene, Oregon, or Seattle, Washington facilities, and will supplement and compliment its existing product lines.

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

     o Utilize the existing distribution, customer service and selling capabilities of Monterey Gourmet Foods for the products of new acquisitions in order to grow sales and maximize the strengths of all entities.

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

Results of Operations

     Net revenues from operations were as follows (in thousands):

                                                                  Quarter Ended                   Six Months Ended
                                                           -----------------------------   -----------------------------
                                                           June 30, 2005   June 27, 2004   June 30, 2005   June 27, 2004
                                                           -------------   -------------   -------------   -------------
Net Revenues                                               $      21,155   $      14,988   $      38,818   $      31,373
    Percent Change in Net Revenues from prior year                    41%             -2%             24%              0%

     The second quarter 2005 increase compared to the second quarter 2004 is due to the profitable volume generated from the acquisitions of CIBO, Emerald Valley, Casual Gourmet Foods, and Sonoma Foods some of which had sales in the previous year. Excluding sales generated from these four acquisitions, net sales declined 4%. Sales to Costco increased 17% compared to the same quarter in 2004. Sales to Sam's Club which is being impacted by its decisions to reduce the number of pasta SKUs it chooses to purchase from the Company declined 41% in the second quarter of 2005 compared to the same quarter in 2004. The Company's Monterey Pasta brand retail business, which has been a focus for the Company, is up 31% when compared to the same quarter one year ago. The success of the Company's new whole wheat pastas is helping fuel this growth.

     The six month increase compared to the same six months in 2004 is also due to the volume generated from the acquisition of CIBO, Emerald Valley, Casual Gourmet Foods, and Sonoma Foods some of which had sales in the previous year. Excluding sales generated from these four acquisitions, net sales declined 12%. Sales to Sam's Club declined 39% for the six months ended June 30, 2005 compared to the six months ended June 27, 2004. The Company's Monterey Pasta brand retail business is up 30% when compared to the same six months one year ago. The success of the Company's new whole wheat pastas is helping fuel this growth.

     Gross profit and gross margin percent were as follows:

                                                                  Quarter Ended                   Six Months Ended
                                                           -----------------------------   -----------------------------
                                                           June 30, 2005   June 27, 2004   June 30, 2005   June 27, 2004
                                                           -------------   -------------   -------------   -------------
Gross profit                                               $       5,516   $       3,473   $      10,464   $       7,955
Gross margin percent                                                26.1%           23.2%           27.0%           25.4%

     Gross profit for the year ended December 26, 2004 was 26.4%. The second quarter 2005 gross margin improvement of $2,043,000 compared with second quarter 2004 was a function of higher sales, reduced fixed costs, reduced labor costs, and reduced raw material costs. Gross margin percent improvement compared to prior year is a function of cost savings obtained by running more efficiently, lower raw material costs, and also an improvement in product mix especially from recent acquisitions offset by less volume through the Salinas plants and higher utility costs. Management has continued to reorganize its workforce in Salinas where the number of employees has been reduced by approximately 30%. The impact of this change on the Company's gross profit is difficult to quantify because of its sensitivity to volume through the plant.

     For the six months, gross margin improved $2,509,000 compared with the same period in 2004. The improvement was a function of higher sales, reduced fixed costs, reduced labor costs, sales from the newly acquired companies, and reduced raw material costs. Gross margin percent improvement compared to prior year is a function of cost savings obtained by running more efficiently, lower raw material costs, and also an improvement in product mix especially from recent acquisitions offset by less volume through the Salinas plants and higher utility costs.


     Selling, general and administrative expenses or SG&A were as follows (in thousands):

                                                                  Quarter Ended                   Six Months Ended
                                                           -----------------------------   -----------------------------
                                                           June 30, 2005   June 27, 2004   June 30, 2005   June 27, 2004
                                                           -------------   -------------   -------------   -------------
SG&A Expense                                               $       5,322   $       4,373   $      10,168   $       9,553

SG&A Expense as a percent of net revenues                           25.2%           29.2%           26.2%           30.4%

     SG&A as a percent of sales also decreased for the second quarter 2005 compared to the second quarter 2004 and also decreased for year to date as illustrated in the above table. For fiscal year ended December 26, 2004 SG&A expenses were 29.2% of sales. The quarterly and year to date decreases compared to 2004 are related to a reduction in legal fees, lower selling and promotional costs, and lower fixed payroll costs. The Company is also leveraging its sales force, distribution system and warehousing efforts with regard to its most recent acquisitions. These cost reductions are partially offset by increased freight cost due to fuel surcharges and also by adding the SG&A costs associated with Casual Gourmet's and Sonoma Foods' overhead.

     Depreciation and amortization expense, included in cost of sales and SG&A, was $771,000 or 3.6% of net revenues for the quarter ended June 30, 2005, compared to $656,000 or 4.4% of net revenues for the quarter ended June 27, 2004. The increase in the dollar amount is associated with the amortization of intangible assets acquired in the Casual Gourmet and Sonoma Foods acquisitions. For the six months ended June 30, 2005, depreciation and amortization expense was $1,484,000 or 3.8% of net revenues compared to $1,270,000 or 4.0% of net revenues for the six months ended June 27, 2004.

     Net interest expense was $181,000 for the quarter ended June 30, 2005, compared to net interest expense of $41,000 for the same quarter in 2004. For the six months ended June 30, 2005, net interest expense was $260,000 compared to net interest expense of $67,000 for the same period in 2004. The change in interest expense reflects the additional borrowings to make the acquisitions of Casual Gourmet Foods and Sonoma Foods. Also borrowing costs have increased due to the increase in short term interest rates.

     Income taxes for the second quarter of 2005 reflect a tax expense of $6,000 or approximately 39% of pretax income, as compared to a tax benefit of $375,000 for the same period in 2004. For the six months ended June 30, 2005, income taxes reflect a tax expense of $17,000 or approximately 39% of pretax income, as compared to a tax benefit of $606,000 for the same period in 2004. The tax rate for the calendar year of 2004 was 27%.

Liquidity and Capital Resources

     During the six month period ended June 30, 2005, $2,081,000 of cash was provided by the Company's operations, compared to $1,008,000 cash provided in the first six months of 2004. The increase in cash from operations reflects an increase in net income of $1,051,000, higher depreciation and amortization expense, reduced accounts receivable and higher accounts payable. This is partially offset by inventories and prepaid expenses. Capital expenditures were $370,000 in the first six months of 2005 compared to $271,000 for the first six months of 2004. Capital spending in 2005 reflects projects associated with acquired facilities. The Company will spend capital dollars when appropriate either to support sales initiatives or to reduce operating costs.

     During the first six months of 2005, proceeds from the Employee Stock Purchase Plan share purchase of 4,327 shares were $13,000. Also, the Company issued 62,150 shares of Common Stock valued at $199,000 as part of the purchase price for Sonoma Foods. This compares to the first six months of 2004 in which $25,000 was generated from 8,484 shares issued under the Employee Stock Purchase Plan and $423,000 from the exercise of 160,666 equivalent shares from the Company's employee stock option plan.

     The Company finances its operations and growth primarily with cash flows generated from operations. The Company has a $2.0 million dollar working capital line of credit against which a letter of credit in the amount of $1,000,000 is issued in favor of an insurance company to support a self-funded worker's compensation program initiated by the Company on January 1, 2003 and continuing into 2005. The Company borrowed $2.0 million in 2004 to partially fund the CIBO acquisition. The Company also borrowed $5.0 million in 2005 to partially fund the Casual Gourmet acquisition and on April 11, 2005 the Company borrowed an additional $2.5 million to partially fund the Sonoma Foods acquisition. The working capital commitment expires October 31, 2005, however the Company plans to renew the commitment upon expiration.

     The Company believes that its existing credit facilities, together with cash flow from operations, are sufficient to meet its cash needs for normal operations including all capital expenditures for the next twelve months. The Company also believes that the integration of its recent acquisitions will not require significant additional usages of cash.

Contractual Obligations

     The Company has no raw material contracts exceeding one year in duration. However, it does have one long-term contract with its liquid nitrogen provider, which expires November 30, 2007. In addition, the Company leases production, warehouse and corporate office space as well as certain equipment under both month-to-month and non-cancelable operating lease agreements All building leases have renewal options and all include cost of living adjustments. The following table summarizes the estimated annual obligations.

                                                                         Payments due by period

                                                                  Less than                                   More than
Contractual obligations (in  thousands)              Total         1 year      1 - 3 years    3 - 5 years      5 years
                                                 ------------   ------------   ------------   ------------   ------------
Long-term debt                                   $      9,750   $        975   $      4,296   $      3,692   $        787
Capital lease obligations                                 245             25            121             99             --
Operating leases                                        7,141          1,599          2,263          1,072          2,207
Purchase obligations                                    2,302            695          1,607             --             --
Other long-term liabilities reflected
on the registrant's balance sheet under GAAP               --             --             --             --             --
                                                 ------------   ------------   ------------   ------------   ------------
Total                                            $     19,438   $      3,294   $      8,287   $      4,863   $      2,994
                                                 ============   ============   ============   ============   ============

     The Company has a standby letter of credit in favor of an insurance company for $1,000,000 for Worker's Compensation insurance which expires on December 31, 2005.

Critical Accounting Policies and Management Judgments

Business Combinations

     The consolidated financial statements include the Company's accounts and the accounts of wholly- and majority-owned subsidiaries. The Company consolidates all of majority-owned subsidiaries and reflects minority interest of Sonoma Foods because of the uncertainty that Monterey will purchase the remaining shares from the minority shareholders. No minority interest has been recorded for the acquisitions of CIBO and Casual because the purchase of the remaining shares is mandated by the purchase agreements over the next several years at a price derived from a predetermined calculation. Monterey is the sole source of any financing needed by its majority-owned subsidiaries. Accordingly, for the CIBO and Casual acquisitions, purchase accounting reflects the transaction as if Monterey purchased 100% of the entities. No liability has been established for the remaining payments to their shareholders because the liability is not quantifiable. When Monterey pays for the remaining shares of CIBO and Casual, the Company's goodwill will increase by the corresponding amount of the payment. All intercompany transactions and balances have been eliminated.

     In accordance with business combination accounting, the Company allocates the purchase price of acquired companies to the tangible and intangible assets acquired, and liabilities assumed based on their estimated fair values. The Company engaged third-party appraisal firms to assist management in determining the fair values of certain assets acquired and liabilities assumed. Such a valuation requires management to make significant estimates and assumptions, especially with respect to intangible assets.

     Management makes estimates of fair value based upon assumptions believed to be reasonable. These estimates are based on historical experience and information obtained from the management of the acquired companies and are inherently uncertain. Critical estimates in valuing certain of the intangible assets include but are not limited to: future expected cash flows from product sales, customer lists, recipes, the acquired company's brand awareness and market position, as well as assumptions about growth rates, gross margins, market penetration, and discount rates. Unanticipated events and circumstances may occur which may affect the accuracy or validity of such assumptions, estimates or actual results.

     For business combinations, the Company must record deferred taxes relating to the book versus tax basis of acquired assets and liabilities. Generally, such business combinations result in deferred tax liabilities as the book values are reflected at fair value whereas the tax basis is carried over from the acquired company. Such deferred taxes are initially estimated based on preliminary information and are subject to change as valuations and tax returns are finalized.

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

Income Taxes

     The Company accounts for corporate income taxes in accordance with SFAS 109, "Accounting for Income Taxes", which requires an asset and liability approach. This approach results in the recognition of deferred tax assets (future tax benefits) and liabilities for the expected future tax consequences of temporary timing differences between the book carrying amounts and the tax basis of assets and liabilities. Future tax benefits are subject to a valuation allowance to the extent of the likelihood that the deferred tax assets may not be realized. The Company's deferred tax assets include significant amounts of NOLs. During 2004, the valuation allowance was increased due to consideration of the impact of the 2004 losses and the Company's assessment of the realization of such NOLs. The amount of the valuation allowance is significantly dependent on management's assumptions regarding future taxable income and the availability of these NOLs to offset future taxable income. The effect on the Company's net income is significant whenever the estimate of realizability materially changes. The Company expects to utilize most of the remaining NOLs in future years. For business combinations, the Company must record deferred taxes relating to the book versus tax basis of acquired assets and liabilities. Generally, such business combinations result in deferred tax liabilities as the book values are reflected at fair value whereas the tax basis is carried over from the acquired company. Such deferred taxes are initially estimated based on preliminary information and are subject to change as valuations and tax returns are finalized.

Inventory Valuation

     Inventories are stated at the lower of cost (using the first-in, first-out method) or market and consist principally of component ingredients to the Company's refrigerated pasta and sauces, finished goods, and packaging materials. Many of the ingredients used in the Company's products are short shelf-lived products and if not used in a certain amount of time may spoil. Management estimates that the raw material will be used in a timely manner; however, management has established certain reserves for the potential of inventory obsolescence, especially for slow moving inventory. As of June 30, 2005, the Company reduced the carrying value of its inventory by $377,000. This write-down was made to cover certain refrigerated raw material inventory that is nearing its shelf-life, certain packaging labels for products that may be rotated out of the Club Store accounts and for products that have already been rotated out of the Club Store accounts that may or may not be rotated back into the Club Store accounts. The allowance is established based on management's estimate of alternative usage or salvage value of obsolete inventory. Management believes its estimates for spoiled and obsolete inventory is adequate given the current volume of business to its current customers.

Workers Compensation Reserve

     The Company's California and Oregon locations entered into a partially self-insured worker's compensation program for fiscal year 2003 and has continued the program in 2005. This program features a fixed annual payment, with a deductible on a per occurrence basis. The annual expense consists of a base fee paid to an insurance company to administer the program, direct cash expenses to pay for injuries, an estimate for potential injuries that may have occurred but have not been reported, an estimate by the insurance company of costs to close out each injury and an estimate for injury development. The Company has been on this partially self-insured program for just over two years and therefore has limited history of claim resolution available to support the Company's specific actuarial projections. Therefore the Company is using published industry actuarial data from an insurance carrier and reviewing each claim individually to determine the amount of reserves that should be established. Management believes that its current safety program and its safety record will provide the foundation to enable the Company to realize the premium savings partially self-insured programs are designed to achieve; however, estimated reserves may vary from future cash outlays. The remaining locations are on a fixed premium insurance contract that covers all costs including claims.

Revenue Recognition

     The Company recognizes revenues through sales of its products primarily to grocery and club store chains. Revenues are recognized once there is evidence of an arrangement (such as a customer purchase order), product has been shipped to the customer or to a few customers when the product has been delivered to the customer, the price and terms are fixed, and collectibility is reasonably assured. Accordingly, sales are recorded when goods are shipped or delivered, at which time title and risk of loss have passed to the customer, consistent with the freight terms for most customers. Potential returns, adjustments and spoilage allowances are provided for in accounts receivable allowances and accruals.

     The Company records shipping cost for product delivered to customers in selling expense. Any amounts charged to customers for freight and deliveries are included in revenues. Certain incentives granted to customers such as promotions, trade ads, slotting fees, terms discounts, and coupons are recorded as offsets to revenues.

Goodwill and Intangible Assets

     Effective January 1, 2002 under SFAS 142, "Goodwill and Other Intangible Assets" goodwill and intangible assets with indefinite useful lives are to be tested for impairment at least annually. Intangible assets with definite useful lives continue to be amortized over their respective estimated useful lives. The primary identifiable intangible assets of the Company's reporting units are trademarks, tradenames and customer relationships acquired in business acquisitions. Identifiable intangibles with finite lives are amortized and those with indefinite lives are not amortized. The estimated useful life of an identifiable intangible asset to the reporting unit is based upon a number of factors, including the effects of demand, competition, and future cash flows. As of June 30, 2005, the net book value of trademarks and other identifiable intangible assets was $11.6 million.

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

     Goodwill is not amortized but is subject to periodic assessments of impairment. At June 30, 2005, the Company had $12.5 million of goodwill on its books. Goodwill is assessed for impairment at least as often as annually and as triggering events may occur. The corporation performs its annual review in the fourth quarter of each year. Recoverability of goodwill is evaluated using a comparison of the fair value of a reporting unit with its carrying value. If the carrying value of the goodwill of a reporting unit exceeds the fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess. Reporting units are business components one level below the operating segment level for which discrete financial information is available and reviewed by segment management.

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

     The Company employs two full-time chefs and continues to introduce new products. Recent introductions include a full line of whole wheat pastas into the market place. The Company is the first to introduce whole wheat in the refrigerated pasta category. Sales of these items have helped grow the retail branded category by 11% over the same quarter one year ago. The Company has also recently introduced convenient wrapped sandwiches, soups, dips, and Hispanic food such as burritos, and pork and chicken tamales.

     The Company is also combining efforts with its recently acquired companies to maximize selling and marketing efforts. The Company has a dedicated sales force that focuses solely on the natural and organic foods category, a category which is growing throughout the United States. This sales force along with the Company's retail sales and club store sales forces have the ability to sell products nationwide. With the recent acquisitions, the sales personnel have more products in their offering and more opportunities to place themselves in front of strategic buyers. This is a key synergy amongst all the acquired companies.

     Major Customers

     Two of the Company's customers, Costco and Sam's Club Stores, accounted for 44% and 17%, respectively, of the Company's net revenues for the six months ended June 30, 2005. No other customer accounted for greater than 10% of net revenues for the period.

     Business Risks

     Certain characteristics and dynamics of the Company's business and of financial markets generally create risks to the Company's long-term success and to predictable quarterly results. These risks include:

o No Assurance of Profitability. The Company reported a loss for the entire year of 2004. At June 30, 2005 the Company had an accumulated deficit of $5,873,000. The Company acquired four subsidiaries since 2003. As part of these acquisitions, the Company capitalized certain intangible assets and goodwill. Some of these intangible assets are amortized over a certain amount of time. If these assets become impaired, the assets will be expensed in the periods they become impaired which will impact profitability. There can be no assurance that the Company will generate profits in the short or long term.

o Liquidity: Need for Additional Capital. Management believes that its current cash balances, operations, and existing bank lines of credit will provide adequate liquidity to meet the Company's planned capital and operating requirements for normal operations and capital expenditures for the next twelve months. (See Notes to the financial statements for a description of the credit facility.) If the Company's operations do not provide cash sufficient to fund its operations, and the Company seeks outside financing, there can be no assurance that the Company will be able to obtain such financing when needed, on acceptable terms, or at all. In addition, any future equity financing or convertible debt financing would require the consent of the Company's lender and could cause the Company's stockholders to incur dilution in net tangible book value per share of the Company's Common Stock.

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

o Moffett Street Lease. The lease at the main processing facility and corporate offices expired on October 4, 2004. The Company and the landlord agreed to a ten year extension of the current lease at current fair-market rental. The fair-market rental was determined by a real estate appraiser in the area. The appraiser's valuation increased the rent for the Moffett Street facility by 32%. The Landlord is currently disputing the amount of office square footage and therefore the determined fair-market rental. The City of Salinas has also issued a violation regarding lack of a conditional use permit for certain outside storage containers. The Company is negotiating with the landlord and the City of Salinas and intends to clear the notice of violation and to resolve all remaining outstanding lease issues with the landlord in the near future.

o Impact of Inflation. The increased cost of dairy ingredients had a material inflationary impact on the Company's operations during the first half of 2005. Protein items such as chicken have decreased since December but are still higher than the same quarter one year ago. Freight rate increases related to fuel surcharges impacted the quarter. Medical benefits continued to increase at rates higher than the consumer price index. Increases in labor, employee benefits, freight, ingredients and packaging, rents and other operating expenses have adversely affected the Company's profitability and may continue to impact the Company in future periods. The Company cannot predict whether such increases will occur in the future or their magnitude if they do.

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

o Dependence on Major Customers. During the first six months of 2005, two of the Company's customers, Costco and Sam's Club, accounted for 44% and 17%, respectively, of the Company's total revenues. The Company currently sells its products to eight separate US Costco regions and its international regions which currently make purchasing decisions independently of one another. These regions re-evaluate, on a regular basis, the products carried in their stores. There can be no assurance that these Costco regions will continue to offer the Company's products in the future or continue to allocate Monterey Gourmet the same amount of shelf space. In addition, there can be no assurance that Sam's Club will continue to carry the Company's products. Loss of either of these customers, Costco or Sam's Club, or a significant further reduction in sales to either, would have a material adverse effect on the Company. During the last two years, both of these customers have reduced the number of items that they purchase from the Company. Additionally, liberalized pricing or allowance terms would create downward pressure on gross margins.

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

o Capacity. The two plants in Salinas, California are currently operating below planned capacity, which increases costs of producing products in these plants. If sales of products produced at these plants do not increase or additional costs cannot be reduced, these products will remain unprofitable which will impact future earnings of the Company.

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

o Marketing and Sales Risks. The future success of the Company's efforts will depend on a number of factors, including whether grocery and club store chains will continue to expand the number of their individual stores offering the Company's products and whether selling efforts and incentives will expand retail distribution. Expansion into new markets increases the risk of significant product returns resulting from the Company's supply of slower selling items to its customers. In addition, grocery and club store chains continually re-evaluate the products carried in their stores and no assurances can be given that the chains currently offering the Company's products will continue to do so in the future, either in the same measure or at all. Should these channels choose to reduce or eliminate products, the Company could experience a significant reduction in its product sales. The Company remains dependent on the slective use of introductory allowances and promotional programs to expand retail distribution.

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

o Integration of acquisitions: The Company has acquired four companies since 2003. The Company is in the process of integrating these acquisitions onto one financial platform. Certain other synergies have been identified which should increase sales and reduce costs. There are no guarantees that any of these synergies will be properly completed such that they will improve the profitability of the Company.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

     Market Risk Disclosure

     The Company does not hold market risk-sensitive trading instruments, nor does it use financial instruments for trading purposes. All sales, operating items and balance sheet data are denominated in U.S. dollars; therefore, the Company has no foreign currency exchange rate risk.

     In the ordinary course of its business the Company enters into commitments to purchase raw materials over a period of time, generally six months to one year, at contracted prices. At June 30, 2005 these future commitments were not at prices in excess of current market, or in quantities in excess of normal requirements. The Company does not utilize derivative contracts either to hedge existing risks or for speculative purposes.

     Interest Rate Risk

     The Company invests excess cash in variable income investments consisting of cash equivalents. The magnitude of the interest income generated by these cash equivalents is affected by market interest rates. Management does not use marketable securities or derivative financial instruments in its investment portfolio.

     The interest payable on the Company's bank line of credit is based on variable interest rates and therefore affected by changes in market interest rates. Short-term interest rates have increased over the last two years. The average interest rate the Company is paying is 6%. Rising interest rates have impacted interest expense by $60,000 over the amount the Company would have paid under rates the Company was paying in 2004. If interest rates continue to rise, they will further depress the Company's earnings.

     Currency Risk

     During the first six months of 2005, the Company sold $98,000 of product in currency other than US dollars. These sales have terms of net 30 days from shipment. The Company believes that its currency exposure is not material and has chosen not to hedge these sales.

Item 4.  Controls and Procedures

     Under the supervision of and with the participation of our management, including the chief executive officer and chief financial officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to accomplish their objectives as of the end of the period covered by this Quarterly Report.. There have been no significant changes during the quarter ended June 30, 2005 in the Company's internal controls that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.


                           PART II. OTHER INFORMATION

Item 5. Other Information

           None

Item 6. Exhibits

         See Index of Exhibits for all exhibits filed with this report.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       MONTEREY GOURMET FOODS

Date: August 10, 2005
                                       By: /s/ JAMES M. WILLIAMS
                                           ------------------------------------
                                           James M. Williams
                                           Chief Executive Officer


                                       By: /s/ SCOTT S. WHEELER
                                           ------------------------------------
                                           Scott S. Wheeler
                                           Chief Financial Officer

                                Index to Exhibits

     (Unless otherwise indicated, all exhibits incorporated by reference are filed under SEC file number 001-11177.)

  3.1 Certificate of Incorporation dated August 1, 1996 (incorporated by reference from Exhibit B to the Company's Definitive Proxy Statement for its August 1, 1996 Special Meeting of Shareholders filed June 27, 1996

  3.2 Amendments of Articles I and IV of Delaware Certificate of Incorporation (incorporated by reference from Exhibits 3 and 4 to the Company's Definitive Proxy Statement for its 2004 Annual Meeting of Shareholders filed June 21, 2004)

  3.3**  Bylaws of the Company, as amended.

 10.1* Third Amended and Restated 1993 Stock Option Plan (incorporated by reference to Exhibit 10.1 filed with the Company's Form 10-K for the fiscal year ended December 29, 1996, filed April 14, 1997, and Proposal No. 3 in the Company's Definitive Proxy Statement for its 2002 Annual Meeting of Shareholders, filed June 14, 2002)

 10.2*   1995 Employee Stock Purchase Plan (incorporated by reference from
         Exhibit 10.15 to the Company's Form 10-K for the fiscal year ended January 1, 1995

 10.3 Monterey County Production Facility Lease of the Company, as amended (incorporated by reference from Exhibit 10.03 to the Company's Registration Statement on Form SB-2 filed with the Commission (the "SB-2)) on August 29, 1993

 10.4 Amendment No. 1 dated February 1, 1995 and Amendment No. 2 dated March 1, 1995 to Monterey County Production Facility Lease of the Company (incorporated by reference from Exhibit 10.6 filed with the Company's Form 10-K for the fiscal year ended December 31, 1995) filed April 1, 1996(the "1995 Form 10-K")

 10.5 Amendment No. 3 dated September 12, 1997, and Amendment No. 4 dated February 6, 1998 to Monterey County Production Facility Lease of the Company (incorporated by reference from Exhibit 10.5 filed with the Company's September 27, 1998 Quarterly Report on Form 10-Q filed November 4, 1998 ("1998 Q3 10-Q"))

 10.6 Trademark Registration--MONTEREY PASTA COMPANY and Design, under Registration No. 1,953,489, registered on January 30, 1996 with the U.S. Patent and Trademark Office (incorporated by reference from
         Exhibit 10.27 to the 1995 Form 10-K)

 10.7* Employment letter dated August 20, 2002 to Chief Executive Officer James M. Williams (incorporated by reference from Exhibit 10.11 filed with the Company's Form 10-Q for the quarter ended September 26, 2004 filed November 8, 2004)

 10.8 Agreement for Handling and Storage Services between the Company and CS Integrated LLC dated February 5, 1999 (incorporated by reference to
         Exhibit 10.21 to the Company's 1998 Form 10-K for the fiscal year ended December 27, 1998, filed March 17, 1999

 10.9 Royalty agreement dated July 12, 1999 between Company and Chet's Gourmet Foods, Inc. (incorporated by reference to Exhibit 10.25, in the Company's September 26, 1999 Quarterly Report on Form 10-Q filed November 9, 1999 ("1999 Q3 10-Q"))

 10.10 Storage Agreement Manufactured Products dated August 3, 1999 between the Company and Salinas Valley Public Warehouse (incorporated by reference to Exhibit 10.26, filed with the Company's 1999 Q3 10-Q)

 10.11 Commercial Lease dated August 10, 1999 between Company and Salinas Valley Public Warehouse (incorporated by reference to Exhibit 10.27, filed with the Company's 1999 Q3 10-Q)

 10.12 Commercial lease dated January 1, 2000 between the Company and PTF for Operating Engineers, LLC (incorporated by reference to Exhibit 10.32, in the Company's June 25, 2000 Quarterly Report on Form 10-Q filed on August 4, 2000)

 10.13 Lease Extension and Modification Agreement between the Company and Marco Warehouse d.b.a. Salinas Valley Public Warehouse dated September 1, 2001 (incorporated by reference to Exhibit 10.40 in the Company's September 30, 2001 Quarterly Report on Form 10-Q filed on November 7,
         2001)

 10.14 Royalty Agreement dated January 18, 2002 between Company and Toscana Foods, LLC (incorporated by reference to Exhibit 10.41 in the Company's June 30, 2002 Quarterly Report on Form 10-Q filed on August 9, 2002

 10.15 Commercial lease dated August 23, 2002 between the Company and Mel Bankoff (incorporated by reference from Exhibit 10.43 filed with the Company's Report on Form 8-K on August 30, 2002)

 10.16 Commercial lease dated January 3, 2003 between the Company and Conrad Family Trust (incorporated by reference from Exhibit 10.44 filed with the Company's Form 10-K for the fiscal year ended December 29, 2002, filed on February 14, 2003)

 10.17 Second Lease modification to Commercial lease dated January 1, 2000 between the Company and PTF for Operating Engineers, LLC for storage space in Monterey County, California (incorporated by reference from Exhibit 10.45 filed with the Company's June 29, 2003 Quarterly Report of Form 10-Q filed on August 7, 2003

 10.18 Agreement for Purchase and Sale of Limited Liability Company Units dated January 28, 2004 by and among the Company and the Unitholders of CIBO Naturals, LLC. (incorporated by reference from Exhibit 2.6 filed with the Company's 8-K on February 5, 2004

 10.19** Amendment dated May 12, 2004 to Agreement for Purchase and Sale of
         Limited Liability Company Units dated January 28, 2004

 10.20** Agreement for Purchase and Sale of OBIC, Inc.'s Limited Liability
         Company Units dated May 12, 2004 by and among the Company and the Unitholders of CIBO Naturals, LLC.

 10.21 Stock Purchase Agreement by and among Monterey Gourmet Foods, Inc., Casual Gourmet Foods, Inc., and Certain Shareholders dated January 11, 2005 (incorporated by reference from Exhibit 2.01 filed with the Company's Report on Form 8-K on January 18, 2005)

 10.22 Stock Purchase Agreement by and among Monterey Gourmet Foods, Inc., Sonoma Foods, Inc., and Its Shareholders dated April 7, 2005 (incorporated by reference from Exhibit 2.01 filed with the Company's 8-K on April 13, 2005)

 10.23 Third Modification to Business Loan Agreement between the Company and Comerica Bank dated January 5, 2005.(incorporated by reference to
         Exhibit 1.33 filed with the Company's Form 10-K for the fiscal year ended December 26, 2004, filed on March 25, 2005

 10.24** Fourth Modification to Business Loan Agreement between the Company and
         Comerica Bank dated April 11, 2005.

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