Form 10-Q
period 2005-09-30
MONTEREY GOURMET FOODS
filed 2005-11-14
CIK 913032

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                           ---------------------------

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

     For the quarterly period ended September 30, 2005.

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

                               Yes [ ]     No [X]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act)

                               Yes [ ]     No [X]

At November 14, 2005, 14,477,922 shares of common stock, $.001 par value, of the registrant were outstanding.

                           MONTEREY GOURMET FOODS, INC
                                    FORM 10-Q
                                Table of Contents

                                                                            Page
PART 1.  FINANCIAL INFORMATION

   Item 1.    Financial Statements
              Condensed Consolidated Balance Sheets as of
               September 30, 2005 (unaudited) and December 26, 2004 ........   3

              Condensed Consolidated Statements of Operations
               (unaudited) for the third quarter ended September 30, 2005 and September 26, 2004 and for the nine months
               ended September 30, 2005 and September 26, 2004 .............   4

              Condensed Consolidated Statements of Cash Flows (unaudited)
               for the nine months ended September 30, 2005 and
               September 26, 2004 ..........................................   5

              Notes to the Unaudited Condensed Consolidated Financial
               Statements ..................................................   6

    Item 2.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations ...................................  13

    Item 3.   Quantitative and Qualitative Disclosures About Market Risk ...  23

    Item 4.   Controls and Procedures ......................................  23

PART II. OTHER INFORMATION

    Item 4.   Submission of Matters to a Vote of Security Holders ..........  24

    Item 5.   Other Information ............................................  24

    Item 6.   Exhibits .....................................................  24

    Signature Page .........................................................  25

    Exhibits ...............................................................  26

    302 Certification of Chief Executive Officer - Exhibit 31.1 ............  28

    302 Certification of Chief Financial Officer - Exhibit 31.2 ............  29

    906 Certification of Chief Executive Officer - Exhibit 32.1 ............  30

    906 Certification of Chief Financial Officer - Exhibit 32.2 ............  31


                          PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

                          MONTEREY GOURMET FOODS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (in thousands of dollars)

                                                           September 30,  December 26,
                                                               2005           2004
                                                           ------------   ------------
                                                           (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                $      1,014   $        569
  Accounts receivable, net                                        7,513          6,212
  Inventories                                                     6,904          4,325
  Deferred tax assets                                             1,128          1,126
  Prepaid expenses and other                                      1,265            957
                                                           ------------   ------------

   Total current assets                                          17,824         13,189

  Property and equipment, net                                    14,611         14,768
  Deferred tax assets                                             2,194          3,952
  Deposit and other                                                 193            126
  Intangible assets, net                                         11,366          6,114
  Goodwill                                                       12,645          8,143
                                                           ------------   ------------

   Total assets                                            $     58,833   $     46,292
                                                           ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Bank overdraft                                           $        124   $         --
  Line of credit                                                  2,000             51
  Accounts payable                                                4,995          2,298
  Accrued liabilities                                             2,300          2,319
  Current portion of long-term debt                               1,004            757
                                                           ------------   ------------

   Total current liabilities                                     10,423          5,425

Long-term debt                                                    8,612          1,651
Minority interest                                                   159             --

Stockholders' equity:
  Common stock                                                       14             14
  Additional paid-in capital                                     45,367         45,103
  Accumulated deficit                                            (5,742)        (5,901)
                                                           ------------   ------------
  Total stockholders' equity                                     39,639         39,216
                                                           ------------   ------------

   Total liabilities and stockholders' equity              $     58,833   $     46,292
                                                           ============   ============

The accompanying notes are an integral part of these condensed consolidated financial statements.


                          MONTEREY GOURMET FOODS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands of dollars except per share data)
                                   (unaudited)

                                                      Third Quarter Ended            Nine Months Ended
                                                 -----------------------------   -----------------------------
                                                 September 30,   September 26,   September 30,   September 26,
                                                     2005            2004            2005            2004
                                                 -------------   -------------   -------------   -------------
Net revenues                                     $      22,772   $      16,032   $      61,590   $      47,405

Cost of sales                                           16,181          11,665          44,308          35,083
                                                 -------------   -------------   -------------   -------------

Gross profit                                             6,591           4,367          17,282          12,322

Selling, general and administrative expenses             6,285           4,238          16,680          13,791
                                                 -------------   -------------   -------------   -------------

Operating income  (loss)                                   306             129             602          (1,469)

Other income/(expense), net                                  9               7              18              43

Interest income/(expense), net                            (167)            (26)           (427)            (93)
                                                 -------------   -------------   -------------   -------------

Income (loss) before provision for income
   tax benefit/(expense)                                   148             110             193          (1,519)
Provision for income tax benefit/(expense)                 (16)            (35)            (33)            571
                                                 -------------   -------------   -------------   -------------

Net income (loss)                                $         132   $          75   $         160   $        (948)
                                                 =============   =============   =============   =============

Basic income (loss) per share                    $        0.01   $        0.01   $        0.01   $       (0.07)

Diluted income (loss) per share                  $        0.01   $        0.01   $        0.01   $       (0.07)

Primary shares outstanding                          14,467,416      14,388,062      14,436,890      14,326,989

Diluted shares outstanding                          14,645,608      14,489,500      14,554,923      14,461,815

The accompanying notes are an integral part of these condensed consolidated financial statements.


                          MONTEREY GOURMET FOODS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)
                                   (unaudited)

                                                                                           Nine Months Ended
                                                                                    -------------------------------
                                                                                    September 30,     September 26,
                                                                                        2005               2004
                                                                                    -------------     -------------
Cash flows from operating activities:
Net income (loss) ..............................................................    $         160     $        (948)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
           Deferred income taxes ...............................................               (1)             (725)
           Depreciation and amortization .......................................            2,242             1,930
           Provisions for allowances for bad debts, returns,
              adjustments and spoils ...........................................              (26)              (17)
           Changes in assets and liabilities net of acquisition of businesses:
               Accounts receivable .............................................               91               919
               Inventories .....................................................           (1,935)               37
               Prepaid expenses and other ......................................             (238)              329
               Bank overdraft ..................................................              124                --
               Accounts payable ................................................            1,770               216
               Accrued liabilities .............................................             (730)              389
                                                                                    -------------     -------------
                  Net cash provided by operating activities ....................            1,457             2,130
                                                                                    -------------     -------------

Cash flows from investing activities:
           Purchase of property and equipment ..................................             (694)             (632)
           Acquisition of businesses net of cash and minority interest .........           (9,062)           (7,689)
                                                                                    -------------     -------------
     Net cash used in investing activities .....................................           (9,756)           (8,321)
                                                                                    -------------     -------------

Cash flows from financing activities:
           Proceeds from bank borrowing ........................................            7,500             2,000
           Line of credit ......................................................            2,000                --
           Repayment of bank borrowing .........................................             (818)             (440)
           Repayment of capital lease obligations ..............................               (5)               (1)
           Proceeds from issuance of common stock ..............................               67               574
                                                                                    -------------     -------------
   Net cash provided by financing activities ...................................            8,744             2,133
                                                                                    -------------     -------------

Net increase (decrease) in cash and cash equivalents ...........................              445            (4,058)

Cash and cash equivalents, beginning of period .................................              569             5,285
                                                                                    -------------     -------------
Cash and cash equivalents, end of period .......................................    $       1,014     $       1,227
                                                                                    =============     =============

                                                                                    September 30,     September 26,
                                                                                        2005               2004
                                                                                    -------------     -------------
Cash payments: .................................................................
           Interest ............................................................    $         426     $          93
           Income Taxes ........................................................               18                75

Non-cash investing and financing activities:
           Issuance of stock for acquisition of business .......................    $         199     $          --

The accompanying notes are an integral part of these condensed consolidated financial statements.

                          MONTEREY GOURMET FOODS, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation

         The condensed consolidated financial statements have been prepared by Monterey Gourmet Foods, Inc. (the "Company" or "Monterey") and are unaudited. The financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not necessarily include all information and footnotes required by generally accepted accounting principles, and should be read in conjunction with the Company's 2004 Annual Report on Form 10-K. In the opinion of the Company, all adjustments necessary to present fairly the Company's consolidated financial position, results of operations and cash flows as of September 30, 2005 have been recorded. A description of the Company's accounting policies and other financial information is included in the audited consolidated financial statements as filed with the Securities and Exchange Commission in the Company's Form 10-K for the year ended December 26, 2004. The consolidated results of operations for the interim quarterly periods are not necessarily indicative of the results expected for the full year.

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

         For its initial acquisition, Monterey paid $6.0 million in cash plus acquisition costs of $159,000. Purchase of the remaining shares over the next three years will be at a price derived from a predetermined calculation based upon a multiple of earnings before taxes, interest, depreciation and amortization during the interim periods. Monterey is also the sole source of any financing needed by Casual in the interim period. Purchase accounting reflects the transaction as if Monterey purchased 100% of Casual. No liability has been established for the remaining payments to Casual's shareholders because the liability is not quantifiable. When Monterey determines the amount to be paid for the remaining shares of Casual, the Company's goodwill will increase by the corresponding amount.

         Casual will remain a separate entity until the acquisition is completed and, under additional agreement between Monterey, Casual and the Shareholders, Casual's day-to-day operations until the acquisition is completed are managed by Casual's existing management under the direction of the board of directors; Monterey controls a majority of the Board of Directors.

         Casual markets a wide range of refrigerated branded specialty items, including chicken sausages, chicken burgers, and gourmet soups. Their products are sold in club stores and retail food stores in 38 states. Some of their most popular sausage items include red bell pepper with basil, and spinach with Asiago cheese. Additional information about Casual Gourmet Foods, Inc. and its products can be found on its website at www.cgfoods.com

         As part of the acquisition, Monterey Gourmet Foods commissioned a valuation study to determine the components that represent the intangible assets and goodwill purchased as part of the purchase price. Under the purchase method of accounting, the total estimated purchase price is allocated to Casual's tangible and intangible assets based upon their estimated fair value as of the date of completion of the acquisition. Based upon the purchase price, the preliminary estimation of deferred tax liability which may change upon preparing the tax returns, and the financial information at the time of the acquisition, the purchase price allocation is as follows (in thousands of dollars):

Casual Gourmet
Cash paid directly to owners of Casual                             $      6,000
Acquisition costs incurred                                                  159
                                                                   ------------
    Total cost of acquisition                                             6,159
                                                                   ------------
Liabilities assumed
    Accounts payable                                                        325
    Income taxes payable                                                    158
    Other accrued liabilities                                               504
    Income taxes payable                                                    266
Deferred tax liability created at time of acquisition                     1,758
Long term liabilities                                                      (524)
Tangible assets acquired
    Accounts receivable, net                                               (523)
    Income tax refund recievable                                           (264)
    Inventory                                                              (315)
    Prepaid expenses and other                                              (30)
    Fixed assets, net                                                      (183)
Computed interest on non-interest bearing notes                               8
Intangible assets acquired
    Customer Relations                                                   (2,500)
    Non Compete                                                            (800)
    Trademarks                                                             (840)
    Recipes                                                                (400)

                                                                   ------------
Goodwill acquired in transaction                                   $      2,799
                                                                   ============


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

         For its initial acquisition of 80% of Sonoma's outstanding shares, Monterey paid $3.3 million in cash and issued 61,250 shares of Monterey Gourmet Foods common stock valued at $199,000 plus acquisition costs of $127,000. Purchase of the remaining shares will be at a price derived from a predetermined calculation based upon a percentage of earnings before taxes, interest, bonuses, depreciation and amortization during the interim periods. Sonoma will remain a separate entity and, under additional agreement between Monterey, Sonoma and the Shareholders, Sonoma's day-to-day operations until the acquisition is completed are managed by Sonoma's existing management; Monterey controls a majority of the Board of Directors and will be entitled to all future profits and is at risk for all future losses, if any.

         As part of the acquisition, Monterey Gourmet Foods commissioned a valuation study to determine the components that represent the intangible assets and goodwill purchased as part of the purchase price. Under the purchase method of accounting, the total estimated purchase price is allocated to Sonoma's tangible and intangible assets based upon their estimated fair value as of the date of completion of the acquisition. Based upon the purchase price, the preliminary estimation of deferred tax liability which may change upon preparing the tax returns, and the financial information at the time of the acquisition, the purchase price allocation is as follows (in thousands of dollars):

Cash paid directly to Sonoma for debt payment                     $      3,000
Cash paid directly to owners of Sonoma                                     300
Value of 61,250 shares of Monterey Gourmet Foods
   common stock issued to owners of Sonoma                                 199
Acquisition costs incurred                                                 127
                                                                  ------------
   Total cost of acquisition                                             3,626
                                                                  ------------

Accounts payable assumed                                                   575
Notes, loans, and capital leases payable                                   287
Minority interest                                                          160
Cash acquired at time of acquisition                                        --
Inventory valuation adjustment to market                                    (8)
Tangible assets acquired
   Accounts receivable less allowances                                    (579)
    Inventories                                                           (329)
    Deferred tax assets-current                                             (1)
    Prepaid expenses and other                                              (2)
    Property and equipment, net                                           (529)
    Deposits and other                                                    (104)
Intangible assets assumed
    Non-compete agreements                                                 (56)
    Customers                                                             (762)
    Tradenames                                                            (574)
                                                                  ------------
Goodwill acquired in transaction                                  $      1,704
                                                                  ============


         The following unaudited pro forma financial information presents a summary of our consolidated results of operations for the three month periods ended September 30, 2005 and September 26, 2004, and for the nine month periods ended September 30, 2005 and September 26, 2004 assuming the CIBO Naturals, LLC (see the Company's current reports on Forms 8-K and 8-K/A dated January 28, 2004 and April 12, 2004, respectively), Casual Gourmet Foods, Inc. (see the Company's current reports on Form 8-K and 8-K/A dated January 18 and March 28, 2005, respectively), and Sonoma Foods, Inc. (see the Company's current reports on Form 8-K and 8-K/A dated April 13 and June 22, 2005, respectively) acquisitions had taken place as of January 1, 2004 (in thousands except per share data).

                                                       Three Months Ended               Nine Months Ended
                                                  ----------------------------    ----------------------------
                                                  September 30,   September 26,   September 30,   September 26,
                                                      2005            2004            2005            2004
                                                  ------------    ------------    ------------    ------------
Net revenues                                      $     22,772    $     22,012    $     64,177    $     64,143

Net income (loss)                                 $        132    $        131    $         57    $     (1,033)
                                                  ============    ============    ============    ============

Net income (loss) per common share:
Basic income (loss) per common share              $       0.01    $       0.01    $       0.00    $      (0.07)
                                                  ============    ============    ============    ============

Diluted income (loss) per common share            $       0.01    $       0.01    $       0.00    $      (0.07)
                                                  ============    ============    ============    ============

 Basic shares outstanding                           14,449,238      14,374,071      14,421,627      14,296,453
 Diluted shares outstanding                         14,541,915      14,499,614      14,525,330      14,447,973

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


3.   Inventories

         Inventories consisted of the following (in thousands):

                                                  September 30,   December 26,
                                                      2005            2004
                                                  -------------   -------------
         Production - Ingredients                 $       2,944   $       1,971
         Production - Finished goods                      2,449           1,341
         Paper goods and packaging materials              1,742           1,190
         Operating supplies                                  45              36
                                                  -------------   -------------
                                                          7,180           4,538
         Allowances for spoils and obsolescence            (276)           (213)
                                                  -------------   -------------
                                                  $       6,904   $       4,325
                                                  =============   =============

4.   Property and Equipment

         Property, plant and equipment consisted of the following (in thousands):

                                                  September 30,   December 26,
                                                      2005            2004
                                                  -------------   -------------

         Leasehold improvements                   $       5,145   $       5,084
         Machinery and equipment                         20,168          19,317
         Computers, office furniture and
          equipment                                       1,240           1,195
         Vehicles                                           414             298
                                                  -------------   -------------
                                                         26,967          25,894
         Less accumulated depreciation and
          amortization                                  (12,725)        (11,163)
                                                  -------------   -------------
                                                         14,242          14,731
         Construction in progress                           369              37
                                                  -------------   -------------
                                                  $      14,611   $      14,768
                                                  =============   =============

         The majority of construction in progress is related to projects started in the previous year including plant improvements at plants acquired through acquisitions and process improvement projects. Other construction in progress spending is associated with typical annual projects involving replacement, regulatory, food safety and efficiency projects.

5.  Goodwill and Other Intangible Assets

         Goodwill and other intangible assets consist of (in thousands):


                                              Year end                       Balance at                         Net
                                                2004          Additions     September 30,   Accumulated       carrying
                                                Gross           2005            2005        amortization       amount
                                            -------------   -------------   -------------   -------------   -------------
Trademarks and tradenames                   $       1,040   $       1,415   $       2,455   $         208   $       2,247
Customer lists                                      4,740           3,262           8,002           1,158           6,844
Other intangibles                                   1,595           1,255           2,850             575           2,275
                                            -------------   -------------   -------------   -------------   -------------
     Total intangible assets                        7,375           5,932          13,307           1,941          11,366

Goodwill                                            8,142           4,503          12,645              --          12,645
                                            -------------   -------------   -------------   -------------   -------------
     Total goodwill and intangible assets   $      15,517   $      10,435   $      25,952   $       1,941   $      24,011
                                            =============   =============   =============   =============   =============

6.   Credit Facility

         Comerica Bank provides a multi-year credit facility to the Company part of which is an operating line of credit and part a non-revolving term loan. The operating line of credit is a $2.0 million working capital line of credit.. It also includes a letter of credit in the amount of $1.0 million which is issued in favor of an insurance company to support a self-funded worker's compensation program initiated by the Company. The $2.0 million working capital portion of the facility is priced at the bank's prime lending rate. The working capital commitment expires October 31, 2005 and the Company has a verbal commitment from the bank to renew the credit commitment under similar terms. As of September 30, 2005, the Company had borrowed $2,000,000 under the operating line of credit.

         The non-revolving term loan is priced at the Company's option at either the bank's prime lending rate or LIBOR plus a premium of 225 basis points over LIBOR. The term loan is subject to annual review and bank approvals must be obtained before funding. On January 11, 2005, the Company borrowed $5 million from Comerica Bank under this loan agreement in order to fund the acquisition of Casual Gourmet Foods. No principal payments are required for the first year on this additional borrowing. On April 7, 2005, the Company borrowed $2.5 million from Comerica Bank under this loan agreement in order to fund the acquisition of Sonoma Foods. The Company is making monthly principal payments of $104,000 plus interest on all of its term loans. As of September 30, 2005, the total outstanding balance under the non-revolving term loan is $8,146,000. The Company paid an average interest rate of 6.30% as of September 30, 2005.

         The bank requires as collateral a blanket lien on all existing assets of Monterey Gourmet Foods, Inc., including equipment, accounts receivable, inventory, trademarks and the stock acquired in all acquisitions. The bank also requires the company to meet certain financial covenants which will be reported to the bank on a monthly basis. The Company was not in compliance with two of its bank covenants as of September 30, 2005; however, the bank has issued a temporary waiver of the covenants

         The terms of the Credit Facility prohibit the payment of cash dividends (except with the bank's written approval) on the Company's capital stock and restrict payments for, among other things, repurchasing shares of the Company's capital stock. Other terms of the Credit Facility limit the Company with respect to, among other things, (i) incurring additional indebtedness, (ii) adversely changing the capital structure, and (iii) acquiring assets other than in the normal course of business including specific limits on annual capital expenditures.

7.     Income Taxes

         Deferred tax assets are principally related to the expected benefit from utilization of net operating loss carryforwards ("NOLs"). Deferred tax assets remaining on the balance sheet at the end of the third quarter to offset future income tax liabilities consist of $1,128,000 current assets and $2,194,000 of noncurrent assets. The acquisition of Casual Gourmet's and Sonoma `s assets and liabilities were recorded at fair value according to generally accepted accounting principles, however the acquired assets and liabilities retained their previous tax basis. This has resulted in a preliminary estimated deferred tax liability of $1,758,000, which is subject to change as further analysis is performed. Such additional deferred tax liability is offset against the Company's noncurrent deferred tax assets. All deferred tax liabilities are subject to change based on the finalization of intangible asset values and further assessment of the income tax effects of the acquisition.

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

         Pursuant to its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The term of the indemnification period is for the officer's or director's lifetime. To date, the Company has not incurred any costs as there have been no lawsuits or claims that would invoke these indemnification agreements. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2005.

         The Company enters into indemnification provisions under its agreements with other companies in its ordinary course of business, typically with business partners, contractors and customers. Under these provisions the Company has agreed to generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company's activities or, in some cases, as a result of the indemnified party's activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by the Company with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. To date, the Company has not incurred any costs as there have been no lawsuits or claims related to these indemnification agreements. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2005.

9.    Stockholders' Equity

         During the first nine months of 2005, 8,198 employee stock purchase plan shares were issued with proceeds to the Company of $25,000. Additionally, 13,000 shares of common stock were issued during the same period as part of employee option exercises with proceeds to the Company of $42,000. As part of the acquisition of Sonoma Foods, 62,150 shares were issued to the owners of Sonoma Foods with a computed value of $199,000. No other shares of common stock were issued during the nine months.

         On June 23, 2005 the Company accelerated the vesting of all stock options outstanding under the Company's 2002 Stock Option Plan (formerly the 1993 Stock Option Plan) that have exercise prices per share higher than the closing price of the Company's stock on June 23, 2005, which was $3.07. Options to purchase 422,600 shares of the Company's common stock became exercisable immediately. No other changes to these options were made. These options range in price from a low of $3.25 to a high of $4.99 with an average of $3.53.

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

                                                                Three months ended               Nine months ended
                                                           -----------------------------   -----------------------------
                                                           September 30,   September 26,   September 30,   September 26,
                                                               2005            2004            2005            2004
                                                           -------------   -------------   -------------   -------------
Net income (loss) as reported                              $         132   $          75   $         160   $        (948)

Deduct: total stock-based employee compensation
   determined under fair value method for all awards,
   net of related tax effects                                        (14)           (159)           (441)           (477)
                                                           -------------   -------------   -------------   -------------

Proforma net income (loss), as adjusted                              118             (84)           (281)         (1,425)
                                                           =============   =============   =============   =============

Earnings per share:
Basic, as reported                                         $        0.01   $        0.01   $        0.01   $       (0.07)
Basic, as adjusted                                         $        0.01   $       (0.01)  $       (0.02)  $       (0.10)

Diluted, as reported                                       $        0.01   $        0.01   $        0.01   $       (0.07)
Diluted, as adjusted                                       $        0.01   $       (0.01)  $       (0.02)  $       (0.10)


Basic shares                                                  14,467,416      14,388,062      14,436,890      14,326,989
Diluted Shares                                                14,645,608      14,489,500      14,554,923      14,461,815

10.    New Accounting Pronouncements

         In May 2005, the FASB issued Statement No. 154, "Accounting Changes and Error Corrections" ( "SFAS 154"). This new standard replaces APB Opinion No. 20, "Accounting Changes in Interim Financial Statements", and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements", and represents another step in the FASB's goal to converge its standards with those issued by the IASB. Among other changes, FAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. FAS 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a "restatement." The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005. Management does not expect the adoption of FAS 154 to have a material effect on the consolidated financial statements. As of September 30, 2005 this pronouncement had no impact on the consolidated financial statements.

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

         The Company's product distribution to grocery and club stores increased from approximately 25 stores as of December 1989, to over 9,600 stores by December 26, 2004. During recent years the Company added retail and club distribution through internal growth and through the Frescala Foods, Emerald Valley, CIBO, Casual Gourmet, and Sonoma Foods acquisitions. Additional distribution was obtained when the Company introduced low-carbohydrate pastas and sauces and whole wheat pastas which have a favorable glycemic index and are made from whole grains. Also in 2004, the Board of Directors and the Company's shareholders approved a resolution to change the name of the Company to Monterey Gourmet Foods, Inc. The name change was made to define the Company's strategic direction more accurately. The name change also announces to the investor community, our customers and consumers, our strategic direction to provide our customers with a full menu of premium gourmet foods.

         In 2004 and 2005 the Company launched two new product lines outside its core pasta/sauce business, including Gourmet Refrigerated Entrees, such as Seafood Lasagna, Pasta Chicken Gratin, Grilled Wrap Sandwiches, Chicken Ranchero Burrito, and Pork Tamales which have helped increase sales during 2005. Over the past three years, the Company also completed four acquisitions outside its pasta business: Emerald Valley Kitchen (September 2002), a Eugene, Oregon based manufacturer of organic dips and salsas, CIBO Naturals (January 2004), a maker of sauces, dips and spreads, Casual Gourmet Foods, Inc. (January 2005) a marketer of flavorful lower fat, low-calorie chicken sausages and burgers and Sonoma Foods, Inc. (April 2005) a producer of an outstanding line of refrigerated specialty cheese products that features its flagship line of Sonoma Jack Cheeses which was founded in 1931 and has earned numerous awards over the years for its traditional and flavored jack cheeses. Monterey Gourmet Foods believes that the gourmet food segment is growing rapidly as time-starved consumers seek high quality quick-meal solutions and the Company with its staff of senior chefs and its flexible manufacturing facilities, is well positioned to bring new products to these consumers.

         The success of the Company's efforts to increase revenue will depend on several key factors: (1) whether grocery and club store chains will continue to increase the number of their stores offering the Company's products, (2) whether the Company can continue to increase the number of grocery and club store chains offering its products, (3) whether the Company can continue to introduce new products that meet consumer acceptance, (4) whether the Company, by diversifying into other complementary businesses through new product offerings or acquisitions can leverage its strengths and continue to grow revenues at levels attractive to its investors, (5) whether the newly acquired acquisitions perform as planned when purchased, and (6) whether the Company can maintain and increase the number of items it is selling to its two largest customers. Grocery and club store chains continually re-evaluate the products carried in their stores, and no assurances can be given that the chains currently offering the Company's products will continue to do so in the future or that such chains will not reduce the number of stores carrying the Company's products. During 2003, Costco chose to reduce the number of items it carries, which caused a reduction of sales from the Company to Costco. In late 2004, Sam's Club began an SKU (Stock Keeping Unit) reduction project which has impacted the Company's sales in 2005. Pasta sales to these two customers have declined over the past two years.

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

         o Introduce new products on a timely basis to maintain customer interest and to respond to changing consumer tastes. In order to maximize its margins, the Company will design new products that can be manufactured and distributed out of its Salinas, California, Sonoma, California, Eugene, Oregon, or Seattle, Washington facilities, or through existing co-packer arrangement where the Company can introduce new products quickly to meet customer requests.

         o Reduce operating costs as a percentage of sales through continual evaluation of administrative and production staffing and procedures and consolidation of back office functions. The Company will consider additional capital improvements in order to increase production efficiencies and capacities, and to reduce the Company's cost of goods on a per unit basis.

         o Create brand awareness by communicating to the consumer that Monterey Gourmet Foods and its recently acquired brands provides a healthful and nutritious line of products, and promote repeat business by reinforcing positive experiences with the Company's products.

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

         The success of the Company's acquisition strategy will depend upon its ability to generate cash from current operations, attract new capital, find suitable acquisition candidates, and successfully integrate new businesses and operations. There is no assurance that acquisitions can be financed from current cash flow, and, if not, that outside sources of capital will be available to supplement internally-generated funds. There is no assurance that management can successfully select suitable acquisition candidates, that its bank creditors would approve of such acquisition, or that these new businesses could be successfully integrated to create long term stockholder value.

Results of Operations

         Net revenues from operations were as follows (in thousands):

                                                         Quarter Ended                 Nine Months Ended
                                                 -----------------------------  -----------------------------
                                                 September 30,   September 26,   September 30,   September 26,
                                                     2005            2004            2005            2004
                                                 -------------   -------------  -------------   -------------
Net Revenues                                     $      22,772   $      16,032  $      61,590   $      47,405
Percent Change in Net Revenues from prior year              42%              8%            30%              2%

         The third quarter 2005 increase compared to the third quarter 2004 is due to the profitable volume generated from the acquisitions of CIBO, Emerald Valley, Casual Gourmet Foods, and Sonoma Foods some of which had sales in the previous year. Excluding sales generated from these four acquisitions, net sales increased 10.4%. Again excluding sales generated from these four acquisitions, sales to Costco increased 44% compared to the same quarter in 2004. Sales to Sam's Club, which is being impacted by its decisions to reduce the number of pasta SKUs it chooses to purchase from the Company, declined 12% in the third quarter of 2005 compared to the same quarter in 2004. The Company's Monterey Pasta brand retail business, excluding the sales to the club stores, which has been a focus for the Company, is up 31% when compared to the same quarter one year ago. The success of the Company's new whole wheat pastas is helping fuel this growth.

         The increase in revenue when comparing the nine months ending September 30, 2005 with the nine months ending September 26, 2004 is also due to the volume generated from the acquisition of CIBO, Emerald Valley, Casual Gourmet Foods, and Sonoma Foods some of which had sales in the previous year. Excluding sales generated from these four acquisitions, net sales declined 4.3%. Sales to Sam's Club which declined 30% for the nine months ended September 30, 2005 compared with the same nine months in 2004 was the largest reason for the decline. The Company's Monterey Pasta brand retail business is up 24% when compared to the same nine months one year ago. The success of the Company's new whole wheat pastas is helping fuel growth in sales and entrance into new regions.

         Gross profit and gross margin percent were as follows:

                                                         Quarter Ended                 Nine Months Ended
                                                 -----------------------------  -----------------------------
                                                 September 30,   September 26,   September 30,   September 26,
                                                     2005            2004            2005            2004
                                                 -------------   -------------  -------------   -------------
Gross profit                                     $       6,591   $       4,367  $      17,282   $      12,322
Gross margin percent                                      28.9%           27.2%          28.1%           26.0%

         Gross profit for the year ended December 26, 2004 was 26.4%. The third quarter 2005 gross margin improvement of $2,224 compared with third quarter 2004 was a function of higher sales, reduced fixed costs, reduced labor costs, and reduced raw material costs. Gross margin percent improvement compared to prior year is a function of cost savings obtained by running more efficiently, spreading fixed costs over higher sales, lower raw material costs, and also an improvement in product mix especially from recent acquisitions offset by higher utility and rent costs. Management has continued to reorganize its workforce in Salinas where the number of employees has been reduced by approximately 30% since March 2004.

         For the nine months ended September 30, 2005, gross margin improved $4,960,000 compared with the same period in 2004. The improvement was a function of higher sales, reduced fixed costs, reduced labor costs, sales from the newly acquired companies, and reduced raw material costs. Gross margin percent improvement compared to prior year is a function of cost savings obtained by running more efficiently, lower raw material costs, and also an improvement in product mix especially from recent acquisitions offset by less volume through the Salinas plants and higher utility costs.

         Selling, general and administrative expenses or SG&A were as follows (in thousands):

                                                         Quarter Ended                 Nine Months Ended
                                                 -----------------------------  -----------------------------
                                                 September 30,   September 26,   September 30,   September 26,
                                                     2005            2004            2005            2004
                                                 -------------   -------------  -------------   -------------

SG&A Expense                                     $       6,285   $       4,238  $      16,680   $      13,791
SG&A Expense as a percent of net revenues                 27.6%           26.4%          27.1%           29.1%

         SG&A as a percent of sales increased for the third quarter 2005 compared to the third quarter 2004 and decreased for year to date as illustrated in the above table. For fiscal year ended December 26, 2004 SG&A expenses were 29.2% of sales. During the third quarter of 2005, the Company introduced many new products including "One Step Gourmet" frozen entrees, additional whole wheat pastas, new flavors of dips and new refrigerated entrees. The Company also increased the distribution of its products. The Company spent incrementally higher promotional dollars in order to introduce these new products. As a result, the Company saw slotting dollars increase 126.8% in the third quarter 2005 compared to the third quarter of 2004. The Company spent 71% more in targeted promotional costs in Sam's Club and Costco in the third quarter 2005 compared to the third quarter of 2004. The Company spent 126.8% more dollars in label development costs in the third quarter 2005 compared to the third quarter of 2004.

         The Company also has spent $61,000 with consultants plus a significant amount of internal resources documenting its internal controls in its efforts to become compliant with Sarbanes-Oxley Section 404. Also the company has seen its auditing fees increase 39% in the nine months ended September 30, 2005 compared to the same period in 2004.

         The year to date decreases compared to 2004 are related to a reduction in legal fees and lower fixed payroll costs. The Company is also leveraging its sales force, distribution system and warehousing efforts with regard to its most recent acquisitions. These cost reductions are partially offset by increased freight cost due to fuel surcharges and also by adding the SG&A costs associated with Casual Gourmet's and Sonoma Foods' overhead.

         Depreciation and amortization expense, included in cost of sales and SG&A, was $758,000 or 3.3% of net revenues for the quarter ended September 30, 2005, compared to $660,000 or 4.1% of net revenues for the quarter ended September 26, 2004. The increase in the dollar amount is associated with the amortization of intangible assets acquired in the Casual Gourmet and Sonoma Foods acquisitions. For the nine months ended September 30, 2005, depreciation and amortization expense was $2,242,000 or 3.6% of net revenues compared to $1,930,000 or 4.1% of net revenues for the nine months ended September 26, 2004.

         Net interest expense was $167,000 for the quarter ended September 30, 2005, compared to net interest expense of $26,000 for the same quarter in 2004. For the nine months ended September 30, 2005, net interest expense was $427,000 compared to net interest expense of $93,000 for the same period in 2004. The change in interest expense reflects the additional borrowings to make the acquisitions of Casual Gourmet Foods and Sonoma Foods. Also borrowing costs have increased due to the increase in short term interest rates.

         Income taxes for the third quarter of 2005 reflect a tax expense of $16,000 or approximately 11% of pretax income, as compared to a tax expense of $35,000 for the same period in 2004. For the nine months ended September 30, 2005, income taxes reflect a tax expense of $33,000 or approximately 17% of pretax income, as compared to a tax benefit of $571,000 for the same period in 2004. The reduced tax rate reflects an adjustment for actual California state manufacturing credits claimed on the Company's 2004 tax return (filed in September 2005) which exceeded the Company's original estimates.The tax rate for the calendar year of 2004 was 27%.

Liquidity and Capital Resources

         During the nine month period ended September 30, 2005, $1,457,000 of cash was provided by the Company's operations, compared to $2,130,000 cash provided in the first nine months of 2004. The cash generated from operations reflects an increase in net income of $1,108,000, higher depreciation and amortization expense, and higher balances in accounts payable. This is partially offset by higher inventories and prepaid expenses. Capital expenditures were $694,000 in the first nine months of 2005 compared to $632,000 for the first nine months of 2004. Capital spending in 2005 reflects projects associated with acquired facilities. The Company will spend capital dollars when appropriate either to support sales initiatives or to reduce operating costs.

         During the first nine months of 2005, the Company issued 8,198 shares under its Employee Stock Purchase Plan valued at $25,000. Additionally, 13,000 shares of common stock were issued during the same period as part of employee option exercises with proceeds to the Company of $42,000. As part of the acquisition of Sonoma Foods, 62,150 shares were issued to the owners of Sonoma Foods with a computed value of $199,000. This compares to the first nine months of 2004 in which proceeds from the purchase of 14,964 shares under the Employee Stock Purchase Plan were $43,000, and proceeds from employee option exercises were $427,000, or 163,928 equivalent shares.

         The Company finances its operations and growth primarily with cash flows generated from operations. The Company has a $2.0 million working capital line of credit, a letter of credit in the amount of $1,000,000 which is issued in favor of an insurance company to support a self-funded worker's compensation program and non-revolving terms loans from the bank to fund acquisitions. The Company has borrowed $2,000,000 under the operating line of credit. Under the non-revolving term loan, the Company borrowed $2.0 million in 2004 to partially fund the CIBO acquisition, the Company borrowed $5.0 million in 2005 to partially fund the Casual Gourmet acquisition and on April 11, 2005 the Company borrowed $2.5 million to partially fund the Sonoma Foods acquisition. The current outstanding balance on the non-revolving term loan is $8,146,000. The working capital commitment expires October 31, 2005; however the Company has verbal commitment to renew the loans under similar conditions.

         The Company believes that its existing credit facilities, together with cash flow from operations, are sufficient to meet its cash needs for normal operations including all capital expenditures for the next twelve months. The Company also believes that the integration of its recent acquisitions will not require significant additional usages of cash.

Contractual Obligations

         The Company has no raw material contracts exceeding one year in duration. However, it does have one long-term contract with its liquid nitrogen provider, which expires November 30, 2007. In addition, the Company leases production, warehouse and corporate office space as well as certain equipment under both month-to-month and non-cancelable operating lease agreements expiring at various dates through 2014. All building leases have renewal options and all include cost of living adjustments. The following table summarizes the estimated annual obligations.

                                                              Payments due by period

         Contractual obligations                       Less than                                     More than
         (in  thousands)                   Total         1 year       1 - 3 years    3 - 5 years      5 years
                                       ------------   ------------   ------------   ------------   ------------
         Long-term debt                $      9,441   $        979   $      4,296   $      3,692   $        475
         Capital lease obligations              175             25            121             29             --
         Operating leases                     7,569          1,655          2,376          1,261          2,278
         Purchase obligations                 2,127            695          1,432             --             --
                                       ------------   ------------   ------------   ------------   ------------
         Total                         $     19,312   $      3,353   $      8,225   $      4,982   $      2,752
                                       ============   ============   ============   ============   ============

         The Company has a standby letter of credit in favor of an insurance company for $1,000,000 for Worker's Compensation insurance which expires on December 31, 2005.

Critical Accounting Policies and Management Judgments

Business Combinations

         The consolidated financial statements include the Company's accounts and the accounts of wholly- and majority-owned subsidiaries. The Company consolidates all of the majority-owned subsidiaries and reflects minority interest of Sonoma Foods because of the uncertainty that Monterey will purchase the remaining shares from the minority shareholders. No minority interest has been recorded for the acquisitions of CIBO and Casual because the purchase of the remaining shares is mandated by the purchase agreements over the next several years at a price derived from a predetermined calculation. Monterey is the sole source of any financing needed by its majority-owned subsidiaries. Accordingly, for the CIBO and Casual acquisitions, purchase accounting reflects the transaction as if Monterey purchased 100% of the entities. No liability has been established for the remaining payments to their shareholders because the liability is not quantifiable. When Monterey pays for the remaining shares of CIBO and Casual, the Company's goodwill will increase by the corresponding amount of the payment. All intercompany transactions and balances have been eliminated.

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

Income Taxes

         The Company accounts for corporate income taxes in accordance with SFAS 109, "Accounting for Income Taxes", which requires an asset and liability approach. This approach results in the recognition of deferred tax assets (future tax benefits) and liabilities for the expected future tax consequences of temporary timing differences between the book carrying amounts and the tax basis of assets and liabilities. Certain matters affecting deferred taxes such as California manufacturing credits and state apportionment factors are initially estimated and subject to subsequent adjustments when the Company files its income tax returns. Future tax benefits are subject to a valuation allowance to the extent of the likelihood that the deferred tax assets may not be realized. The Company's deferred tax assets include significant amounts of NOLs. During 2004, the valuation allowance was increased due to consideration of the impact of the 2004 losses and the Company's assessment of the realization of such NOLs. The amount of the valuation allowance is significantly dependent on management's assumptions regarding future taxable income and the availability of these NOLs to offset future taxable income. The effect on the Company's net income is significant whenever the estimate of realizability materially changes. The Company expects to utilize most of the remaining NOLs in future years. For business combinations, the Company must record deferred taxes relating to the book versus tax basis of acquired assets and liabilities. Generally, such business combinations result in deferred tax liabilities as the book values are reflected at fair value whereas the tax basis is carried over from the acquired company. Such deferred taxes are initially estimated based on preliminary information and are subject to change as valuations and tax returns are finalized.

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

Management estimates that the raw material will be used in a timely manner; however, management has established certain reserves for the potential of inventory obsolescence, especially for slow moving inventory. As of September 30, 2005, the Company reduced the carrying value of its inventory by $276,000. This write-down was made to cover certain refrigerated raw material inventory that is nearing its shelf-life, certain packaging labels for products that may be rotated out of the Club Store accounts and for products that have already been rotated out of the Club Store accounts that may or may not be rotated back into the Club Store accounts. The allowance is established based on management's estimate of alternative usage or salvage value of obsolete inventory. Management believes its estimates for spoiled and obsolete inventory is adequate given the current volume of business to its current customers.

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

Revenue Recognition

         The Company recognizes revenues through sales of its products primarily to grocery and club store chains. Revenues are recognized once there is evidence of an arrangement (such as a customer purchase order), product has been shipped to the customer or to a few customers when the product has been delivered to the customer, the price and terms are fixed, and collectibility is reasonably assured. Accordingly, sales are recorded when goods are shipped or delivered, at which time title and risk of loss have passed to the customer, consistent with the freight terms for most customers. Potential returns, adjustments and spoilage allowances are provided for in accounts receivable allowances and accruals. All pricing is quoted FOB shipping point to customers with freight included in the price for the convenience of the customer

         The Company records shipping cost for product delivered to customers in selling general and administrative expense. Any amounts charged to customers for freight and deliveries are included in revenues. Certain incentives granted to customers such as promotions, trade ads, slotting fees, terms discounts, and coupons are recorded as offsets to revenues.

Goodwill and Intangible Assets

         Effective January 1, 2002 under SFAS 142, "Goodwill and Other Intangible Assets" goodwill and intangible assets with indefinite useful lives are to be tested for impairment at least annually. Intangible assets with finite useful lives continue to be amortized over their respective estimated useful lives. The primary identifiable intangible assets of the Company's reporting units are trademarks, tradenames and customer relationships acquired in business acquisitions. Identifiable intangibles with finite lives are amortized and those with indefinite lives are not amortized. The estimated useful life of an identifiable intangible asset to the reporting unit is based upon a number of factors, including the effects of demand, competition, and future cash flows. As of September 30, 2005, the net book value of trademarks and other identifiable intangible assets was $11.4 million.

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

         Goodwill is not amortized but is subject to periodic assessments of impairment. At September 30, 2005, the Company had $12.6 million of goodwill on its books. Goodwill is assessed for impairment at least as often as annually and as triggering events may occur. The corporation performs its annual review in the fourth quarter of each year. Recoverability of goodwill is evaluated using a comparison of the fair value of a reporting unit with its carrying value. If the carrying value of the goodwill of a reporting unit exceeds the fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess. Reporting units are business components one level below the operating segment level for which discrete financial information is available and reviewed by segment management.

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

         Pasta is a staple of the North American diet. It is widely recognized that pasta is a convenient and nutritious food. The USDA places pasta as a recommended food. It also supports consumers' lifestyle demands for convenient at-home meals.

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

         The Company employs two full-time chefs and continues to introduce new products. Recent introductions include a full line of whole wheat pastas into the market place. The Company is the first to introduce whole wheat in the refrigerated pasta category. Sales of these items have helped grow the retail branded category by 11% over the same quarter one year ago. The Company has also recently introduced convenient wrapped sandwiches, soups, dips, and Hispanic food such as burritos, and pork and chicken tamales. The Company most recently introduced two frozen entrees, one with chicken and one with shrimp.

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

         Major Customers

         Two of the Company's customers, Costco and Sam's Club Stores, accounted for 42% and 17%, respectively, of the Company's net revenues for the nine months ended September 30, 2005. No other customer accounted for greater than 10% of net revenues for the period.

         Business Risks

         Certain characteristics and dynamics of the Company's business and of financial markets generally create risks to the Company's long-term success and to predictable quarterly results. These risks include:

o No Assurance of Profitability. The Company reported a loss for the entire year of 2004. At September 30, 2005 the Company had an accumulated deficit of $5,742,000. The Company acquired four subsidiaries since 2003. As part of these acquisitions, the Company capitalized certain intangible assets and goodwill. Some of these intangible assets are amortized over a certain amount of time. If these assets become impaired, the assets will be expensed in the periods they become impaired which will impact profitability. There can be no assurance that the Company will generate profits in the short or long term.

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

o Impact of Inflation. The increased cost of dairy ingredients had a material inflationary impact on the Company's operations during the first half of 2005. Freight rate increases related to fuel surcharges impacted the quarter. Medical benefits continued to increase at rates higher than the consumer price index. Energy costs such as electricity and natural gas are projected to increase significantly over the next several months. Increases in labor, employee benefits, freight, ingredients and packaging, rents and other operating expenses have adversely affected the Company's profitability and may continue to impact the Company in future periods. The Company cannot predict whether such increases will occur in the future or their magnitude if they do occur. Also, the Company cannot predict if it can pass these higher costs along to its customers.

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

o Dependence on Major Customers. During the first nine months of 2005, two of the Company's customers, Costco and Sam's Club, accounted for 42% and 17%, respectively, of the Company's net revenues. The Company currently sells its products to eight separate US Costco regions and its international regions which currently make purchasing decisions independently of one another. These regions re-evaluate, on a regular basis, the products carried in their stores. There can be no assurance that these Costco regions will continue to offer the Company's products in the future or continue to allocate Monterey Gourmet the same amount of shelf space. In addition, there can be no assurance that Sam's Club will continue to carry the Company's products. Loss of either of these customers, Costco or Sam's Club, or a significant further reduction in sales to either, would have a material adverse effect on the Company. During the last two years, both of these customers have reduced the number of items that they purchase from the Company. Additionally, liberalized pricing or allowance terms would create downward pressure on gross margins.

o Diversification of Product Line. Over the last three years, the Company has acquired subsidiaries. One of the many reasons for the acquisitions is the diversification of its gourmet food product line. Each acquisition brings new product lines, management talents and skills, and customers. There can be assurances that the acquisition strategy will be successful.

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

o California Energy Supply and Pricing. Because most of the Company's operations are in California, its operating costs are affected by increases in electricity and natural gas prices. As a result, the Company's operating results have been affected in some measure by the increased cost of energy. Energy costs are predicted to increase over the next twelve months. Management cannot predict the level of future energy prices or supply and cannot predict if it can pass these extra costs along to its customers.

o Capacity. The two plants in Salinas, California are currently operating below planned capacity, which increases costs of producing products in these plants. If sales of products produced at these plants do not increase or additional costs cannot be reduced, these products will remain unprofitable which will impact future earnings of the Company.

o Volatility of Stock Price. The market price of the Company's common stock has fluctuated substantially since the initial public offering of the Company's common stock in December 1993. Such volatility may, in part, be attributable to the Company's operating results or to changes in the direction of the Company's expansion efforts. In addition, changes in general conditions in the economy, the financial markets or the food industry, natural disasters or other developments affecting the Company or its competitors could cause the market price of the Company's common stock to fluctuate substantially. In addition, in recent years, the stock market has experienced extreme price and volume fluctuations. This volatility has had a significant effect on the market prices of securities issued by many companies, including the Company, for reasons sometimes unrelated to the operating performance of these companies. Moreover, any announced shortfall in the Company's net sales or earnings from levels expected by securities analysts or the market could have an immediate and significant adverse effect on the trading price of the Company's common stock in any given period. Additionally, the Company may not learn of such shortfalls until late in the fiscal quarter, shortly before operating results are due to be announced. The announcement, together or in succession, of such a shortfall and of lower than expected quarterly operating results, could result in an even more immediate and significant adverse impact on the trading price of the Company's common stock upon announcement of the shortfall or quarterly operating results. In addition, the majority of the Company's stock is held by a few mutual funds. If one or more of these funds chooses to sell the shares it owns during a short period of time, such sales could have a material impact of the current value of the stock.

o Marketing and Sales Risks. The future success of the Company's efforts will depend on a number of factors, including whether grocery and club store chains will continue to expand the number of their individual stores offering the Company's products and whether selling efforts and incentives will expand retail distribution. Expansion into new markets increases the risk of significant product returns resulting from the Company's supply of slower selling items to its customers. In addition, grocery and club store chains continually re-evaluate the products carried in their stores and no assurances can be given that the chains currently offering the Company's products will continue to do so in the future, either in the same measure or at all. Should these channels choose to reduce or eliminate products, the Company could experience a significant reduction in its product sales. The Company remains dependent on the selective use of introductory allowances and promotional programs to expand retail distribution.

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

o Sarbanes Oxley Act: The Company is also subject to the rules and regulations of the Securities and Exchange Commission and recently passed laws regarding publicly traded companies including the Sarbanes Oxley Act of 2002. The Company is not an accelerated filer and therefore is not required to comply with certain sections of this Act. However, the Company has spent some resources complying with Section 404 of this Act and the Company believes that it will need to spend additional significant resources to become compliant with this Act.

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

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

         Market Risk Disclosure

         The Company does not hold market risk-sensitive trading instruments, nor does it use financial instruments for trading purposes. Except as noted below, all sales, operating items and balance sheet data are denominated in U.S. dollars; therefore, the Company has no material foreign currency exchange rate risk.

         In the ordinary course of its business the Company enters into commitments to purchase raw materials over a period of time, generally nine months to one year, at contracted prices. At September 30, 2005 these future commitments were not at prices in excess of current market, or in quantities in excess of normal requirements. The Company does not utilize derivative contracts either to hedge existing risks or for speculative purposes.

         Interest Rate Risk

         The Company invests excess cash in variable income investments consisting of cash equivalents. The magnitude of the interest income generated by these cash equivalents is affected by market interest rates. Management does not use marketable securities or derivative financial instruments in its investment portfolio.

         The interest payable on the Company's bank line of credit and other long-term liabilities are based on variable interest rates and therefore affected by changes in market interest rates. Short-term interest rates have increased over the last two years. The average interest rate the Company is paying is 6.3%. Rising interest rates have impacted interest expense. If interest rates continue to rise, they will further depress the Company's earnings.

         Currency Risk

         During the first nine months of 2005, the Company sold $111,000 of product in currency other than US dollars. These sales have terms of net 30 days from shipment. The Company believes that its currency exposure is not material and has chosen not to hedge these sales.

Item 4.   Controls and Procedures

         Under the supervision of and with the participation of our management, including the chief executive officer and chief financial officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to accomplish their objectives as of the end of the period covered by this Quarterly Report. There have been no significant changes during the quarter ended September 30, 2005 in the Company's internal controls that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.


                           PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         (a) The Company's annual stockholders' meeting was held July 28, 2005.

         (b)      At the annual meeting the following matters were approved:

Proposal 1 - the election of the following eight directors to hold office for the ensuing year and until their successors are elected and qualified. The following directors received vote totals listed below:

                                       For                 Against       Abstain
         Mr. Bonner                 13,661,006             275,299          0
         Mr. Schall                 13,661,606             274,699          0
         Mr. Tunstall               13,662,556             273,749          0
         Mr. Wong                   13,659,756             276,549          0
         Mr. Hewitt                 13,587,910             348,395          0
         Mr. Henning                13,664,256             272,049          0
         Mr. Cruger                 13,663,056             273,249          0
         Mr. Williams               13,660,906             275,399          0
         Mr. Wheeler                13,625,744             310,561          0


Proposal 2 - To approve the selection of BDO Seidman, LLP as the Company's independent public accountants for the current fiscal year.

             For                      Against               Abstain
         13,868,590                   49,224                18,491


Item 5.  Other Information

         None


Item 6.  Exhibits

         See Index of Exhibits for all exhibits filed with this report.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       MONTEREY GOURMET FOODS

Date: November 14, 2005
                                       By: /s/ JAMES M. WILLIAMS
                                           -------------------------------------
                                           James M. Williams
                                           Chief Executive Officer


                                       By: /s/ SCOTT S. WHEELER
                                           -------------------------------------
                                           Scott S. Wheeler
                                           Chief Financial Officer

                                Index to Exhibits

       (Unless otherwise indicated, all exhibits incorporated by reference are filed under SEC file number 001-11177.)

3.1 Certificate of Incorporation dated August 1, 1996 (incorporated by reference from Exhibit B to the Company's Definitive Proxy Statement for its August 1, 1996 Special Meeting of Shareholders filed June 27, 1996
3.2 Amendments of Articles I and IV of Delaware Certificate of Incorporation (incorporated by reference from Exhibits 3 and 4 to the Company's Definitive Proxy Statement for its 2004 Annual Meeting of Shareholders filed June 21, 2004)
3.3*     Bylaws of the Company, as amended. Incorporated by reference from
         Exhibit 3.3 filed with the Company's Form 10-Q for the quarter ended June 30, 2005 filed with the Commission.
10.1**   2002 Stock Option Plan, as amended.
10.2*    1995 Employee Stock Purchase Plan (incorporated by reference from
         Exhibit 10.15 to the Company's Form 10-K for the fiscal year ended January 1, 1995
10.3 Monterey County Production Facility Lease of the Company, as amended (incorporated by reference from Exhibit 10.03 to the Company's Registration Statement on Form SB-2 filed with the Commission (the "SB-2)) on August 29, 1993
10.4 Amendment No. 1 dated February 1, 1995 and Amendment No. 2 dated March 1, 1995 to Monterey County Production Facility Lease of the Company (incorporated by reference from Exhibit 10.6 filed with the Company's Form 10-K for the fiscal year ended December 31, 1995) filed April 1, 1996(the "1995 Form 10-K")
10.5 Amendment No. 3 dated September 12, 1997, and Amendment No. 4 dated February 6, 1998 to Monterey County Production Facility Lease of the Company (incorporated by reference from Exhibit 10.5 filed with the Company's September 27, 1998 Quarterly Report on Form 10-Q filed November 4, 1998 ("1998 Q3 10-Q"))
10.6 Trademark Registration--MONTEREY PASTA COMPANY and Design, under Registration No. 1,953,489, registered on January 30, 1996 with the U.S. Patent and Trademark Office (incorporated by reference from
         Exhibit 10.27 to the 1995 Form 10-K)
10.7* Employment letter dated August 20, 2002 to Chief Executive Officer James M. Williams (incorporated by reference from Exhibit 10.11 filed with the Company's Form 10-Q for the quarter ended September 26, 2004 filed November 8, 2004)
10.8 Agreement for Handling and Storage Services between the Company and CS Integrated LLC dated February 5, 1999 (incorporated by reference to
         Exhibit 10.21 to the Company's 1998 Form 10-K for the fiscal year ended December 27, 1998, filed March 17, 1999
10.9 Royalty agreement dated July 12, 1999 between Company and Chet's Gourmet Foods, Inc. (incorporated by reference to Exhibit 10.25, in the Company's September 26, 1999 Quarterly Report on Form 10-Q filed November 9, 1999 ("1999 Q3 10-Q"))
10.10 Storage Agreement Manufactured Products dated August 3, 1999 between the Company and Salinas Valley Public Warehouse (incorporated by reference to Exhibit 10.26, filed with the Company's 1999 Q3 10-Q)
10.11 Commercial Lease dated August 10, 1999 between Company and Salinas Valley Public Warehouse (incorporated by reference to Exhibit 10.27, filed with the Company's 1999 Q3 10-Q)
10.12 Commercial lease dated January 1, 2000 between the Company and PTF for Operating Engineers, LLC (incorporated by reference to Exhibit 10.32, in the Company's June 25, 2000 Quarterly Report on Form 10-Q filed on August 4, 2000)
10.13 Lease Extension and Modification Agreement between the Company and Marco Warehouse d.b.a. Salinas Valley Public Warehouse dated September 1, 2001 (incorporated by reference to Exhibit 10.40 in the Company's September 30, 2001 Quarterly Report on Form 10-Q filed on November 7,
         2001)
10.14 Royalty Agreement dated January 18, 2002 between Company and Toscana Foods, LLC (incorporated by reference to Exhibit 10.41 in the Company's June 30, 2002 Quarterly Report on Form 10-Q filed on August 9, 2002
10.15 Commercial lease dated August 23, 2002 between the Company and Mel Bankoff (incorporated by reference from Exhibit 10.43 filed with the Company's Report on Form 8-K on August 30, 2002)
10.16 Commercial lease dated January 3, 2003 between the Company and Conrad Family Trust (incorporated by reference from Exhibit 10.44 filed with the Company's Form 10-K for the fiscal year ended December 29, 2002, filed on February 14, 2003)

10.17 Second Lease modification to Commercial lease dated January 1, 2000 between the Company and PTF for Operating Engineers, LLC for storage space in Monterey County, California (incorporated by reference from
         Exhibit 10.45 filed with the Company's June 29, 2003 Quarterly Report of Form 10-Q filed on August 7, 2003
10.18** Lease Extension and Modification Agreement between the Company and Kenneth Salma and Pattie Salma dated August 24, 2005.
10.19 Agreement for Purchase and Sale of Limited Liability Company Units dated January 28, 2004 by and among the Company and the Unitholders of CIBO Naturals, LLC. (incorporated by reference from Exhibit 2.6 to the Company's Form 8-K filed with the omission on February 5, 2004)
10.20 Amendment dated May 12, 2004 to Agreement for Purchase and Sale of Limited Liability Company Units dated January 28, 2004 (incorporated by reference from Exhibit 10.19 to the Company's Form 10-Q for the quarter ended June 30, 2005 filed with the Commission).
10.21 Agreement for Purchase and Sale of OBIC, Inc.'s Limited Liability Company Units dated May 12, 2004 by and among the Company and the Unitholders of CIBO Naturals, LLC (incorporated by reference from
         Exhibit 10.20 to the Company's Form 10-Q for the quarter ended June 30, 2005 filed with the Commission)
10.22 Stock Purchase Agreement by and among Monterey Gourmet Foods, Inc., Casual Gourmet Foods, Inc., and Certain Shareholders dated January 11, 2005 (incorporated by reference from Exhibit 2.01 filed with the Company's Report on Form 8-K on January 18, 2005)
10.223 Stock Purchase Agreement by and among Monterey Gourmet Foods, Inc., Sonoma Foods, Inc., and Its Shareholders dated April 7, 2005 (incorporated by reference from Exhibit 2.01 filed with the Company's 8-K on April 13, 2005)
10.224 Third Modification to Business Loan Agreement between the Company and Comerica Bank dated January 5, 2005.(incorporated by reference to
         Exhibit 1.33 filed with the Company's Form 10-K for the fiscal year ended December 26, 2004, filed on March 25, 2005
10.25 Fourth Modification to Business Loan Agreement between the Company and Comerica Bank dated April 11, 2005 (incorporated by reference from
         Exhibit 10.24 to the Company's Form 10-Q for the quarter ended June 30, 2005 filed with the Commission).
31.1** Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2** Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1** Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2** Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Management contract or compensatory plan or arrangement covering executive officers or directors of the Company and its former subsidiary, Upscale Food Outlets, Inc.

**   filed herewith