Form 10-K
period 2005-12-31
MONTEREY GOURMET FOODS
filed 2006-03-31
CIK 913032

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                                    FORM 10-K
(Mark one)
----------
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2005
                                             OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      FOR THE TRANSITION PERIOD FROM _________________ TO _________________

                        Commission file number 001-11777

                          MONTEREY GOURMET FOODS, INC.
             (Exact name of registrant as specified in its charter)

             Delaware                                    77-0227341
----------------------------------------    ------------------------------------
      (State of incorporation)              (IRS employer identification number)


1528 Moffett Street, Salinas, California                    93905
----------------------------------------    ------------------------------------
(Address of Principal Executive Offices)                  (Zip Code)

           (831) 753-6262
----------------------------------------    ------------------------------------
    (Registrant's telephone number,
           including area)
----------------------------------------    ------------------------------------

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  Common Stock, $.001 par value


Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [ ] No [X]

Indicate by a check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in PART III of this Form 10-K, or any amendment to this Form 10-K. [X]

Indicate by a check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

Indicate by a check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

The approximate aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer as of June 30, 2005 was $18,561,000. The number of shares outstanding of the issuer's common stock as of March 30, 2006 was 14,838,044.

                                     PART I

ITEM 1.     BUSINESS

Information Concerning Forward-Looking Statements

         Certain of the statements contained in this report (other than the historical financial data and other statements of historical fact), including, without limitation, statements as to management's expectations and beliefs, are forward-looking statements. Forward-looking statements are made based upon management's good faith expectations and beliefs concerning future developments and their potential effect upon the Company. There can be no assurance that future developments will be in accordance with such expectations or that the effect of future developments on the Company will be those anticipated by management. Forward-looking statements can be identified by the use of words such as "believe," "expect," "plans," "strategy," "prospects," "estimate," "project," "anticipate," "intends" and other words of similar meaning in connection with a discussion of future operating or financial performance. This Report on Form 10-K includes important information as to risk factors in "Item
1. Business", "Item 1A. Risk Factors", and "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations." Many important factors could cause actual results to differ materially from management's expectations, including:

     o    Weather could impact the price of raw materials the Company purchases.
     o The extent to which the Company can reduce costs according to its cost reduction initiatives.
     o Unpredictable difficulties or delays in the development of new products or the Company's ability to forecast consumer trends.
     o Changes in U.S. economic conditions such as inflation, or interest rate fluctuations.
     o Pricing changes of raw materials, freight, or impacts for competitive pricing.
     o    Inherent risks of food production.
     o    Labor relations.
     o    Integration of acquired businesses.
     o Difficulties in obtaining or retaining the management and other human resource competencies that the Company needs to achieve its business objectives.
     o The impact on the Company from the loss of a significant customer or a few customers.
     o    Changes in the regulatory environment.
     o    Capital spend requirements.
     o    Ability to pay current debt obligations.
     o Adoption of new accounting pronouncements promulgated by the Financial Accounting Standards Board or other accounting standard setting agencies.

Introduction

         Monterey Gourmet Foods, Inc. ("the Company") began its business in 1989 as a producer and distributor of refrigerated gourmet pasta and sauces to restaurants and grocery stores in the Monterey, California area. The Company has since expanded its operations to include a more diversified range of gourmet refrigerated food products, which it provides to grocery and club stores throughout the United States, as well as selected regions in Canada, the Caribbean, Latin America, and Asia Pacific. The Company's overall strategy is to enhance the value of the Monterey Gourmet Foods brands by distributing its gourmet food products through multiple channels of distribution, while selectively participating in private label partnerships.

         The Company currently produces and/or markets premium quality refrigerated gourmet pastas, gnocchi, pasta sauces, prepared entrees, salsas, dips, hummus, polenta, soups, cheeses, spreadable cheeses, and gourmet sausages, emphasizing superior flavors and innovative products. The Company seeks to build brand recognition and customer loyalty by employing a marketing program that focuses on developing multiple points of sale for the Company's products, and increasing consumer awareness of the Company's offerings primarily through in-store sampling and advertising and cooperative advertising with its customers. The Company markets and sells its products primarily through grocery and club stores.

         The Company offers over 250 varieties of contemporary gourmet food products that are produced using the Company's proprietary recipes. In 2005, the Company expanded its line and distribution of whole wheat pasta. The Company entered the frozen category with its "OneStep Gourmet" product which offers consumers a complete meal in less than 10 minutes. It also introduced several Hispanic Products including two flavors of premium tamales. Also in 2005, the

Company acquired Sonoma Cheese Company which markets its original Sonoma Jack Cheese in many flavor varieties, and Casual Gourmet Foods which markets a line of gourmet soups and sausages. In 2004, the Company introduced new prepared food items such as the grilled wrapped sandwiches, expanded its line of "quick preparation" gourmet entrees, expanded its distribution of reduced-carbohydrate pastas and sauces and began the introduction of a line of whole wheat pastas. In 2003, the Company introduced new prepared food items such as lasagna and stuffed manicotti along with a line of reduced-carbohydrate pasta products under the CARB-SMART(TM) Brand, and several extensions of existing lines.

         On January 12, 2006, as a subsequent event, Monterey Gourmet Foods, Inc. ("Monterey"), Suekat LLC ("Suekat") and CIBO Naturals, LLC ("CIBO"), amended their previous agreement for the purchase and sale of limited liability company units, as a result of which Monterey acquired the remaining 15.5% of CIBO from Suekat in exchange for 300,000 unregistered shares of Monterey common stock with an estimated market value of $1.2 million.

         On June 16, 2005, the Board of Directors of Monterey Gourmet Foods, Inc. passed a resolution to amend its bylaws changing its fiscal year from a 52/53 week year ending on the Sunday closest to December 31 to that of a calendar year, effective as of the end of and for the quarter ending June 30, 2005.

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

         On January 11, 2005, the Company entered into a definitive agreement with Casual Gourmet Foods, Inc. ("Casual"), and the shareholders of Casual ("Shareholders") for the purchase by the Company of 60% of Casual's outstanding shares with the balance of Casual's shares to be acquired by the Company in three annual installments at predetermined contractual prices. Casual, which produces branded gourmet sausages, prepared soups and other food products, is a Florida corporation with headquarters in Clearwater, Florida.

         In 2004, the Company acquired an 80% interest in CIBO Naturals LLC ("CIBO"), a leading manufacturer of premium sauces and spreads located in Seattle, Washington. CIBO produces a variety of refrigerated gourmet sauces and spreads including fresh pesto sauces, flavored cheeses, bruschetta toppings and tapenade spreads. Their products are sold nationally through club stores, supermarket delis and specialty food stores. The CIBO acquisition met the Company's strategy for growth in the premium refrigerated foods category. CIBO, through its "CIBO Naturals" brand, sells unique, high quality products and has developed a strong position in its markets which has great growth potential in both expanded distribution and in new products.

         The Company sells its products through leading grocery store chains including Albertson's, King Soopers, Safeway, Fred Meyer, Kroger, Raley's, Trader Joe's, Wegmans, Dominick's, Hannaford Brothers, Shop Rite, Jewel, Publix and QFC; and warehouse club stores including Costco Wholesale, Sam's Club, a division of Wal-Mart, and BJ's. As of December 31, 2005, approximately 10,100 grocery and club stores offered Monterey Gourmet Foods' products.

         The Company also has a web site, www.montereygourmetfoods.com, to further support its brand by providing both consumer and investor information. The site provides insight into the Company's profile, product offerings, financial strength, as well as consumer tips for those interested in gourmet food and links its recently acquired brands.

         The success of the Company's sales efforts will depend in large part on four key factors: (1) whether grocery and club store chains will continue to increase the number of their stores offering the Company's products, (2) whether the Company can continue to increase the number of grocery and club store chains offering its products, 3) whether the Company continues to introduce new products that meet consumer acceptance and 4) whether the Company can continue to diversify into other complementary businesses and leverage its strengths to continue to grow revenues and profits at levels attractive to its investors. Grocery and club store chains continually re-evaluate the products carried in their stores, and no assurances can be given that the chains currently offering the Company's products will continue to do so in the future.

         Monterey Gourmet Foods was originally incorporated in California in June 1989 and was reincorporated in Delaware in August 1996. The Company's executive offices and principal facilities are located at 1528 Moffett Street, Salinas, California 93905. The Company's telephone number is (831) 753-6262. Investors can obtain copies of the Company's periodic reports and proxy material from the Company's website free of charge, as well as from the SEC's website at www.sec.gov.

Industry Overview

         The Company believes that the U.S. retail market for refrigerated specialty foods is fragmented and growing with a number of national, regional and local competitors. The Company believes that it can be successful in this market by offering higher quality, upscale products with superior flavor profiles. The Company also believes that it can leverage its existing presence in club stores and retail grocery chain stores to gain distribution of its other gourmet food products.

         The organic food business has been growing at a double-digit rate since the 1960s and has now reached over $10 billion in retail sales, according to Organic Trade Associations 2004 Manufacturing Survey. New Federal standards, under the auspices of the United States Department of Agriculture ("USDA"), were adopted for the industry in October 2002. The purpose of the new standards was to provide a framework for organic content of product with the use of the USDA seal for those products meeting the "organic" definition (95% organic content), and set standards for product quality and food safety so as to improve the overall strength of the organic foods industry and protect the consumer. Emerald Valley and other credible producers who meet the standards to be labeled USDA organic will be in an excellent position to participate in the future growth of the industry. Currently all Emerald Valley products qualify for the USDA designation. The Company's future organic offerings will be produced and formulated with the objective of qualifying for the USDA designation.

         The California Milk Advisory Board stated that Americans consumed 8.8 billion pounds of cheese in 2003. Cheese consumption has increased from 11.1 pounds per person in 1987 to 30.6 pounds in 2003. The specialty cheeses category in which the Company competes has grown from 420 million pounds consumed in 1994 to 815 million pounds in 2003. Specialty cheeses represents almost 10% of all cheese consumed in the United States. The Company believes this is a growing category and that Sonoma Cheese is well positioned to grow with this category and also expand market share.

         The refrigerated pasta category, along with all pastas has seen reductions in sales starting in 2003 as the low-carbohydrate diets became more popular due to the publicized relationship between reduced carbohydrate consumption and weight loss. Since 2003, the pasta category declined approximately 7% each year until 2005. Starting in 2005, this trend has reversed and the consumption of carbohydrates has been on the rise. The smaller refrigerated pasta category has grown faster than the overall pasta category because of the gourmet products it includes. Monterey Gourmet Foods believes its products are well positioned to take advantage of the growing trend to more gourmet food products.

         No assurance can be given that the market for refrigerated gourmet food products will expand further and that space will be made available at the store level to house refrigerated products. Nor can there be any assurance that current trends in healthy gourmet eating or consumer demand for quick meal solutions, or consumer spending levels in the specialty food category will continue in the future. Additionally, as the Company expands into different geographic regions and new product categories, it may encounter different consumer perceptions, diet trends, attitudes, behavior and competition. This may adversely impact the Company's expansion strategy and cause it to incur greater expenses than anticipated in the promotion of its products.

Strategy

         Monterey Gourmet Foods' overall objective is to become a leading national marketer of refrigerated gourmet food products through distribution of its products to grocery and club stores and through key acquisitions. The principal elements of the Company's strategy include the following:

o Expand market share through same-store revenue growth, addition of new grocery and club stores, geographic and product line diversification, including creation of additional meal solutions using Monterey Gourmet Foods products.

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

o Reduce operating costs as a percentage of sales through continual evaluation of administrative and production staffing and procedures. The Company will consider additional capital improvements at its manufacturing facilities in order to increase production efficiencies and capacities, and to reduce the Company's cost of goods on a per unit basis. The Company continues to rationalize its production capabilities and may consolidate facilities as management deems necessary.

o Create brand awareness by communicating to the consumer that Monterey Gourmet Foods and its sister brands provide a healthy and nutritious line of products, and therefore, promote repeat business by reinforcing positive experiences with the Company's products.

o Utilize the current national sales force of the Company to expand distribution and sales of the newly acquired brands without adding additional sales overhead.

o Consider the acquisition of other compatible companies or product lines to expand distribution, or the range of product offerings, or to accomplish other synergies where the acquisition is expected to create long-term stockholder value, and be accretive to earnings in the first year.

         The Company will continue to direct its advertising and promotional activities to specific programs customized to suit its grocery and club store accounts as well as to reach target consumers. These will include in-store demonstrations, coupon programs, temporary price reduction promotions, cross promoting of products, and other related activities. There can be no assurance that the Company will be able to increase its net revenues from grocery and club stores. Because the Company will continue to make expenditures associated with the expansion of its business, the Company's results of operations may be affected.

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

Products

         The Company produces and markets a variety of gourmet refrigerated pastas; including borsellini, ravioli, tortelloni, tortellini; pasta sauces; salsas; dips; hummus; Sonoma Jack(TM) cheeses, chicken sausages, soups, and polenta under the Monterey Gourmet Foods, Monterey Pasta, Arthur's, CIBO Naturals, La Frescala, Emerald Valley Kitchen, Sonoma Cheese, and Casual Gourmet brands, as well as private labels. The Emerald Valley Kitchen brand was acquired as part of the Emerald Valley acquisition in August 2002. The CIBO Naturals brand was acquired as part of the CIBO Naturals LLC acquisition in 2004. The Sonoma Cheese brand was acquired as part of the Sonoma Foods acquisition in 2005. The Casual Gourmet brand was acquired as part of the Casual Gourmet Foods acquisition in 2005. For further information, see "Liquidity, Capital Resources, and Business Acquisitions".

         The Company is committed to diversifying its offerings with innovative new product line extensions, complementary products, and other gourmet food products. The Company's product development chefs and product development consultants focus on creating new products that innovatively blend complementary tastes, food textures and ingredients while strictly adhering to the Company's emphasis on freshness, healthfulness and quality. As new products are introduced, selected items will be discontinued to help ensure that the product line is focused on consumer demand, to maximize the Company's return on its shelf space in grocery and club stores, and to respond to changing trends and consumer preferences.

         The Company's refrigerated products are packaged predominantly in clear lightweight containers, which reveal the fresh appearance of its products. Monterey Gourmet Foods presents its products with a colorful logo, distinctive graphics, ingredient information and cooking instructions to communicate the gourmet, fresh and healthful qualities of its products. All of the Company's products feature innovative packaging graphics to maximize shelf impact and generate increased consumer interest in the products, with increased emphasis on quickly informing the consumer about the products. The Company will continue to emphasize innovative packaging techniques to maximize appeal on the shelf as an important sales tool.

         The goal of the Company is to introduce new products on a timely and regular basis to increase customer interest and to respond to changing consumer tastes. There can be no assurance that the Company's efforts to achieve such goals will result in successful new products or product lines or that new products can be developed and introduced on a timely and regular basis. If the Company's new products are not successful, the Company's grocery and club store sales may be adversely affected as customers seek new products.

Production

         The Company currently produces pasta, pasta sauce and wrapped sandwiches in a 43,700 square foot Monterey County, California facility. The Company also leases 89,200 square feet of space three miles from the main production facility. Within this 89,200 square foot facility, the Company has its refrigerated distribution center, a prepared foods manufacturing line and ambient storage. In addition, the Company produces organic salsas, dips, and hummus at its 19,000 square foot organically certified facility in Eugene, Oregon, which was integrated into the business as part of the Emerald Valley acquisition. CIBO Naturals LLC which operates out of a 27,000 square foot facility in Seattle, WA was acquired in 2004. The California facilities are strategically located in one of the largest produce-growing regions in the United States and are near several major vendors and food distributors. Both

California facilities are certified by the USDA and utilize state of the art thermal processing, chilling and packaging processes. The Company employs a total of approximately 297 persons at all locations, including 44 administrative personnel, 17 sales personnel, 3 drivers, and 233 distribution and production personnel. For additional information, see "Employees" on page 8.

         Refrigerated pasta is manufactured at the California facilities using high quality ingredients such as Extra Fancy Durham Wheat Flour, whole eggs, fresh and dry herbs and Individually Quick Frozen ("IQF") vegetables and spices, chicken and other proteins, various fresh cheeses, and milk products. The ingredients are mixed in accordance with the Company's proprietary recipes. After filling with fresh and unusual ingredients such as snow crab, spinach, feta cheese, lobster, chicken, and other types of specialty cheeses, the pasta products receive a prescribed thermal process, or pasteurization to insure product safety and to preserve flavor, quality and shelf life. The products are then chilled immediately and packaged in controlled atmosphere trays. Pasta sauces, salsas, dips, spreadable cheeses are mixed and processed in individual batches in accordance with the Company's proprietary processes and recipes and then directly packed and sealed in plastic containers. The new "quick preparation" baked entrees are baked in new rotary tray ovens. After preparation, processing, chilling and packaging, all pasta, baked entrees, and sauces are kept in cold storage to preserve quality and shelf life. The new grilled wrapped sandwiches and burritos are produced with proprietary recipes, hand rolled in a special tortilla, grilled and quickly packaged to preserve flavor, quality and shelf life. Cheeses and sausages are produced and packaged by outside companies under agreements to protect recipes and provide the quality that the Company requires.

         The Company regularly reviews a variety of potential capital projects for the production department and in the past three years has spent approximately $4.7 million on capital improvements. These included significant upgrades and improvements to the pasta production lines, two packaging lines, capacity for chunky ravioli, clean rooms, increased sauce capacity and efficiency, and boiler and utility upgrades to accommodate capacity increases. Capital resources were used to improve sauce labeling, borsellini pasta production capability, and upgrade the ingredients blending area. The new production facility, established during 2003, added approximately 30 percent of additional pasta manufacturing capacity at a cost, including leasehold improvements, of approximately $2.1 million. Also in 2003, the Company added the ability to produce items in the rapidly growing prepared foods category, and corresponding plant improvement to accommodate these new products. Also added was automated filling equipment that reduced operating costs. In 2004, only $.8 million was spent on capital spending. Of this amount $.25 million was spent at the newly acquired CIBO facility to upgrade its filling and packaging equipment. Projects completed in 2004 consisted of improved packaging equipment for the new "quick preparation" baked line to improve product quality and consistency, product pouching equipment which allows the company to sell its products in a pouch and other smaller projects to ensure product safety. In 2005, the Company completed projects which upgraded its wrap line, upgraded the cooking and ventilation equipment at its Emerald Valley Organics facility, added capacity to produce tamales, and added refrigeration storage and additional packaging equipment at the CIBO Naturals facility. Future additions of assets will be evaluated for increased efficiency, flexibility and capacity needs.

Raw Materials

         The Company purchases its raw materials from vendors throughout the United States and the world, although the majority of its raw materials come from domestic sources, and the many of the domestic ingredients come from California. Vendor selection is based on ability to meet specifications and pricing, in that order. Because the ingredients are agricultural products, the Company uses a combination of contracts which are one year or less in duration, as well as open market purchases to minimize the pricing risks and uncertainty of supply. The Company does have one long-term contract with its liquid nitrogen provider which expires November 30, 2007.

         The most significant ingredients used are dairy-based ingredients, eggs, flour, cooked seafood, cooked chicken and other meats, spinach, basil, tomatoes, and spices. Management is unaware of any current restrictions or other factors that would have a material adverse effect on the availability of these raw materials. The Company's purchasing policies are designed to provide more than one credible source for all ingredients. In 2004, the Company experienced higher than normal raw material costs in protein and dairy based ingredients and some ingredients have continued at historically high prices into 2005.

Distribution

         The Company's success depends upon an effective system of distribution for its products. The Company delivers products directly to warehouses for several Northern California chains. Sonoma Cheese delivers certain cheese products to local wineries on Company trucks. The Company distributes its products to other customers and other parts of the country, which is over 90% of its business using common carriers. The dependence on other companies for delivery of its products poses a risk to the Company. While the common carrier method of delivery has been reliable and available at acceptable rates thus far, there can be no assurance that the Company will continue to be able to negotiate acceptable freight rates in the future and that delivery will not be disrupted for reasons including, but not limited to, adverse weather, natural disasters or labor disputes in the trucking industry. During 2004 and 2005, fuel costs increased compared to previous years, which impacted the Company's operating margin in 2004 and 2005.

Grocery Chain and Club Store Sales

         Monterey Gourmet Foods sells its products to supermarket chains and club stores with the approximate number of stores at each year-end listed below:

                                                 Years Ended
                                     -----------------------------------
                                        2003         2004         2005
                                     -----------------------------------

         Retail grocery stores         7,940        8,500        9,100

         Club stores                   1,060        1,100        1,100
                                     -----------------------------------

            Total                      9,000        9,600       10,200
                                     ===================================


The Company has two customers that represent more than ten percent of net revenues. Combined these two customers represent over 60% of the Company's revenues for the past three years. Net revenues are detailed as follows:

                                                 Years Ended
                                     -----------------------------------
                                        2003         2004         2005
                                     -----------------------------------

         Costco                           34%          36%          45%

         Sam's Club Stores                32%          24%          17%

         All other customers              34%          40%          38%
                                     ----------------------------------

            Total                        100%         100%         100%
                                     ==================================

         The increase in the percent of sales to Costco comes from additional sales to Costco from the recently acquired companies and the increase in the number of items being sold to Costco. The Company currently sells its products to eight separate US Costco regions, Mexico, and Canada which make purchasing decisions independently of one another. These regions re-evaluate, on a regular basis, the products carried in their stores. During 2003, Costco made a decision to reduce the number of items that it offers to its members, which caused a reduction in the number of items that the Company sold to Costco during 2003 and 2004. Sales to Costco stabilized and actually increased in 2005. There can be no assurance that these Costco regions will continue to offer Monterey Gourmet Foods products in the future or continue to allocate Monterey Gourmet the same amount of shelf space. The Company currently supplies its products to Sam's Club stores where the purchasing decisions are made at the company headquarters with input from the store level. During the 4th quarter of 2004 Sam's Club implemented an item reduction program which reduced the number of items that the Company sells to Sam's Club and correspondingly has reduced the amount of shelf space for the Company's products. During 2005, the Company spent significant resources increasing sales to Sam's Club. While the Company is in the eighth year of its relationship with Sam's Club, there can be no assurance that Sam's Club stores will continue to carry its products. On February 2, 2004 the Company announced that approximately 1,100 Wal-Mart Supercenters discontinued its private label pasta and sauce program which the Company had been making since 2002. Wal-Mart Supercenter's private label business represented $3,490,000, $147,000, and $0 of Net Sales in 2003, 2004 and 2005, respectively. The loss of either Costco or Sam's Club as customers could materially and adversely affect the Company's business operations.

         During 2003, 2004 and 2005 net revenues to foreign customers represented 3.4%, 3.4% and 2.2% of total net revenues, with Canada and Mexico accounting for over 90% of those sales, and the remainder going to Asia Pacific.

Marketing

         The Company's marketing strategy is to create and sell innovative premium quality products in the categories in which it competes and to communicate to consumers that Monterey Gourmet Foods provides a gourmet quality nutritious line of products and to promote repeat business by reinforcing positive experiences with the Company's products. The Company's approach includes the introduction of new products on a timely basis to increase customer interest and to respond to changing consumer tastes. Additionally, the Company will continue to expand its sales into those geographic regions that will best support the purchase of the Company's upscale premium grade products.

Competition

         The Company's business is subject to significant competition. The refrigerated food industry is highly competitive and is dominated by large multinational companies including among others Nestle and Kraft. There are also a number of regional competitors. Multinational competitors have significantly more brand name recognition, marketing personnel, and cash resources than the Company. Moreover, competition for shelf space in club and grocery stores is intense and poses great difficulty for smaller food companies.

         The Company has developed several products for which there is limited competition currently in the refrigerated sector including whole wheat pasta, wrapped sandwiches, burritos, tamales, spreadable cheeses, flavored jack cheese, gourmet sausages and quick preparation gourmet entrees. Management will continue to try to produce distinctive products, which fill specific niches where there is little or no national competition.

         Competitive factors in the refrigerated food market include brand awareness, product quality and taste, perceived healthfulness, price and availability of grocery and club store shelf space. The Company's prices are slightly higher than most of its competitors' prices on most items due to higher quality ingredients and the overall premium quality of its product line. The Company believes the excellent quality, taste and perceived healthfulness of its products are superior to that of most of its competitors. The Company also believes that the quality of its products and the variety of its product lines provide a competitive advantage over many companies which market more traditional products.

Management

         Information relating to directors and executive officers of the Company is set forth in Part III of this report.

Government Regulation

         The Company is subject to the regulations of the U.S. Food and Drug Administration ("FDA"), USDA, state, local, and organic industry regulations relating to cleanliness, maintenance of food production equipment, food storage, cooking and cooling temperatures, food handling, and organic ingredient content of products, and is subject to unannounced on-site inspections of production facilities. Regulations in new markets, new regulations in existing markets, and future changes in existing regulations may adversely impact the Company by raising the cost of production and delivery of its products and/or by affecting the perceived healthfulness of the Company's products. Effective January 2006, all food products were required to declare the content of "trans fatty acids" on individual labels. The Company has complied with this requirement and has declared that its products contain no trans fatty acids. A failure to comply with one or more regulatory requirements could result in a variety of sanctions, including fines and the withdrawal of the Company's products from store shelves. The Company is not aware of any currently existing facts or circumstances that it is not addressing which would cause it to fail to comply with any of the regulations to which it is currently subject.

Employees

         As of December 31, 2005, the Company employed a total of 297 persons at all locations, including 44 administrative personnel, 17 sales personnel, 3 drivers, and 233 distribution and production personnel. None of the Company's employees are represented by a labor union and the Company believes its relations with its employees are good.

Trademarks and Service Marks

         The Company or its subsidiaries has registered the "Monterey Pasta Company", "CIBO Naturals", "Sonoma", "Sonoma Jack", "Casual Gourmet", "Borsellini", and "Homestyle Fresh Soups" names and, in the case of Monterey Pasta Company, corresponding logo design with the United States Patent and Trademark Office. The Company is currently in the process of registering "Maria Sabellas", One Step gourmet" and "Chef's Finest". There can be no assurance that competitors will not adopt similar names or logo designs outside the protection of the Company's trademark registration. In March of 1999, the Company acquired the right to use the "Arthur's" label with its acquisition of the Frescala Foods, Inc. business. In December 2000, it acquired the right to use the "Nate's" label through its acquisition of the Nate's polenta business Also the Company acquired the rights to two unregistered trademarks, "La Frescala", and "Emerald Valley Organics", as part of acquisitions of businesses.

ITEM 1A     RISK FACTORS

         Any of the following factors could materially adversely affect the Company's future operating results. Certain characteristics and dynamics of the Company's business and of financial markets generally create risks to the Company's long-term success and to predictable quarterly results. Other factors are included in "Management's Discussion and Analysis of Financial Condition and Results of Operations. These risks include:

o Effect on Profitability. The Company reported a loss for the years 2004 and 2005 and at December 31, 2005, the Company had an accumulated deficit of $6,438,000. There can be no assurance that the Company will generate profits in the short or long term.

o Liquidity; Access to Capital. Management believes that its current cash balances, operations, and newly negotiated bank lines of credit will provide adequate liquidity to meet the Company's planned capital and operating requirements for normal operations and capital expenditures through the 2006 calendar year. See Note 7 to the consolidated financial statements (Item 15) for a description of the credit facility. The Company is required to pay $2.5 million in principal on its outstanding loans in 2006 which is greater than the cash generated from operations in 2005. If the Company's operations do not provide cash sufficient to fund its operations and make required debt payments; the Company may be required to seek outside financing and there can be no assurance that the Company will be able to obtain such financing when needed, on acceptable terms, or at all. In addition, any future equity financing or convertible debt financing could cause the Company's stockholders to incur dilution in net tangible book value per share of the Company's Common Stock.

o Acquisitions; Potential Goodwill Impairment. The Company has acquired four companies since 2003, and is in the process of integrating these acquisitions onto one financial platform. Certain other synergies have been identified such as selling and distribution opportunities which should increase sales and reduce costs. There are no guarantees that any of these synergies will be properly completed or improve the profitability of the Company. In addition, the Company has recorded net intangible assets of $11.1 million and goodwill of $12.0 million as part of the acquisitions. Some of these intangible assets are amortized over a certain amount of time. If these assets become impaired, the assets will be expensed in the periods they become impaired which will impact profitability. In the fourth quarter 2005, Casual Gourmet saw a significant reduction in its sales to its two largest customers. If revenues to these two customers do not return to historical levels, the Company may need to make a charge against earnings in order to record the impairment of the goodwill and or intangible assets that have previously been recorded.

o Hiring and Retention of Key Personnel. The success of the Company depends on its ability to retain key executives, and to motivate and retain other key employees and officers. CEO James Williams joined the Company in October 2002 and CFO Scott Wheeler joined the Company in April 2003. The Company currently has a key man insurance policy with a face amount of $500,000 for Mr. Williams. Part of the Company's acquisition strategy is to maintain the current management of each acquired company and motivate them appropriately to help garner synergies and grow their respective companies. The management of CIBO, Casual Gourmet, and Sonoma Foods have employment contracts to help insure the growth of these acquisitions. There can be no assurance that key management will remain stable; significant management turnover could disrupt the Company's operations with consequent adverse effect on the business.

o Material Weakness in Internal Controls: The Company's management has evaluated the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act as of December 31, 2005. Based on that evaluation, the Company has concluded that, because of a material weakness in internal control, the Company's disclosure controls and procedures were not fully effective as of December 31, 2005. If this weakness cannot be rectified, financial statement accuracy may be at risk. See Item 9A, which is incorporated here by reference.

o Impact of Inflation. The increased cost of dairy ingredients had a material inflationary impact on the Company's operations during 2005. Freight rate increases related to fuel surcharges have impacted the Company's financial performance as it ships and sources raw ingredients from across the country. Medical benefits continued to increase at rates higher than the consumer price index. Energy costs such as electricity and natural gas have increased significantly and the Company is projecting additional increases over the next several months. Increases in labor, employee benefits, freight, ingredients and packaging, rents and other operating expenses have adversely affected the Company's profitability and may continue to impact the Company in future periods. The Company cannot predict whether such increases will occur in the future or their magnitude if they do occur. Also, the Company cannot predict if it can pass these higher costs along to its customers.

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

o Dependence on Major Customers. During 2005, two of the Company's customers, Costco and Wal-Mart (including its subsidiary, Sam's Club), accounted for 45% and 17%, respectively, of the Company's total revenues. The Company currently sells its products to eight separate US Costco regions and its international regions which currently make purchasing decisions independently of one another. These regions re-evaluate, on a regular basis, the products carried in their stores. There can be no assurance that these Costco regions will continue to offer the Company's products in the future or continue to allocate Monterey Pasta the same amount of shelf space. There can be no assurance that Sam's Club will continue to carry the Company's products. Loss of either of these customers, Costco or Sam's Club, or a significant reduction in sales to either, would have a material adverse effect on the Company. Additionally, liberalized pricing or allowance terms would create downward pressure on gross margins.

o Diversification of Product Line. Over the last three years, the Company has acquired four new subsidiaries. A major reason for the acquisitions is the diversification of the Company's gourmet food product line. Each acquisition brings new product lines, management talents and skills, and customers. There can be assurances that the acquisition strategy will be profitable in the near or long term.

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

o Seasonality and Quarterly Results. The Company's grocery and club store accounts are expected to experience seasonal fluctuations to some extent with the corresponding impact upon quarterly results.

o Competition. The Company's business is dominated by several very large competitors, who have significantly greater resources than the Company; such competitors can outspend the Company and negatively affect the Company's market share and results of operations.

o Dependence on Common Carriers. The Company also is dependent on common carriers to distribute its products. Any disruption in its distribution system or increase in the costs thereof could have a material adverse impact on the Company's business.

o California Energy Supply and Pricing. Because the majority of the Company's operations are in California, its operating costs are affected by regional increases in electricity and natural gas prices. As a result, the Company's operating results have been affected by the increased cost of energy and in addition, natural disasters, such as hurricane Katrina, can impact the availability and pricing of energy.

o Capacity. The two plants in Salinas, California are currently operating below planned capacity, which increases costs of producing products in these plants. If sales of products produced at these plants do not increase or additional costs cannot be reduced, these products will remain unprofitable which will impact future earnings of the Company. In response to this lower than required sales volume out of these plants the Company announced a plan to close the smaller of these two operating plants. The Company will incur costs to close the plant and move equipment to other locations.

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

o Marketing and Sales Risks. The future success of the Company will depend on a number of factors, including whether grocery and club store chains will continue to expand the number of their individual stores offering the Company's products and whether allowances and other incentives will expand retail distribution. Expansion into new markets increases the risk of significant product returns resulting from the Company's supply of slower selling items to its customers. In addition, grocery and club store chains continually re-evaluate the products carried in their stores and no assurances can be given that the chains currently offering the Company's products will continue to do so in the future, either in the same measure or at all. Should these channels choose to reduce or eliminate products, the Company could experience a significant reduction in its product sales. The Company remains dependent on the use of slotting allowances and other incentives to expand retail distribution.

o Compliance with laws applicable to its business. The company's facilities and products are subject to many laws and regulations administered by the United States Department of Agriculture, the Federal Food and Drug Administration, and other federal, state, local, and foreign governmental agencies relating to the processing, packaging, storage, distribution, advertising, labeling, quality, and safety of food products. The company's failure to comply with applicable laws and regulations could subject it to administrative penalties and injunctive relief, civil remedies, including fines, injunctions and recalls of its products, and negative publicity.

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

o Deductible Worker's Compensation Program. The Company's California and Oregon locations entered into a partially self-insured worker's compensation program for fiscal year 2003 and have continued the program into 2005. This program features a fixed annual payment, with a deductible on a per occurrence basis. The annual expense consists of a base fee paid to an insurance company to administer the program, direct cash expenses to pay for injuries, an estimate for potential injuries that may have occurred but have not been reported, an estimate by the insurance company of costs to close out each injury, and an estimate for injury development. The Company has been on this partially self-insured program for three years and therefore has limited history of claim resolution available to support the Company's specific actuarial projections. Therefore the Company is using published industry actuarial data from an insurance carrier and reviewing each claim individually to determine the amount of reserves that should be established. Management believes that its current safety program and its safety record will provide the foundation to enable the Company to realize the premium savings partially self-insured programs are designed to achieve; however, estimated reserves may vary from future cash outlays.

ITEM 1B     UNRESOLVED STAFF COMMENTS

            Inapplicable

ITEM 2.     PROPERTIES

         The Company leases approximately 133,000 square feet in Salinas, California, comprised of 43,700 square feet at its headquarters facility and 89,200 square feet at its distribution facility three miles from its headquarters. The headquarters facility is dedicated to manufacturing operations, offices and its test kitchen. The distribution complex is comprised of 19,800 feet of refrigerated cold storage, 2,100 square feet of office space, 26,000 square feet of ambient storage, and 41,300 sq. ft., which is dedicated to production space and storage. The current Monterey County production facility/headquarters lease was renewed until October 2014. The lease for the distribution center and adjacent production and storage facilities expires in June 2007 with two five-year renewal options.

         In 2004, the Company purchased CIBO Naturals LLC which operates out of a 27,000 square foot leased facility in Seattle, WA which expires in May 2008.

         The Company acquired a lease for the 19,000 square foot production facility and offices as part of its acquisition of Emerald Valley in Eugene, Oregon. The lease expires December 31, 2007, with three five-year renewal options. As part of the Sonoma Cheese acquisition, the Company leases 5,800 square feet of office space and refrigerated storage to operate its delivery service. This lease expires in December 2015. As part of the Casual Gourmet Foods acquisition, the Company leases 1,500 square feet of office space.

         Management feels that its facilities are adequate to support sales growth for at least 24 months unless an acquisition is made. Most of its facilities are only operating one shift per day and only running five days per week.

ITEM 3.     LEGAL PROCEEDINGS

         There are no material legal proceedings pending to which the Company or any of its subsidiaries is a party or to which any of its property is subject.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to vote of the security holders during the fourth quarter of 2005.


                                     PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

Price Range of Common Stock

         The Company's Common Stock is traded on the NASDAQ National Market System under the symbol "PSTA." The following table sets forth for the periods indicated the high and low sales prices of shares of the Common Stock on the NASDAQ National Market System.

         Fiscal year 2004:                  High             Low
                                            ----             ---

                 First quarter             $4.11           $3.33

                 Second quarter             3.81            3.32

                 Third quarter              3.64            2.90

                 Fourth quarter             3.61            3.08


         Calendar year 2005:                High             Low
                                            ----             ---

                 First quarter              3.93            3.13

                 Second quarter             3.38            2.87

                 Third quarter              4.37            3.13

                 Fourth quarter             4.80            3.84

         As of February 1, 2006, there were 203 stockholders of record of the Common Stock and approximately 4,600 investors with shares in street name.

Dividend Policy

         The Company has not paid any cash dividends to Common stockholders since 1997. The Company's line of credit currently prohibits the payment of dividends. In addition, the Company intends to retain future earnings in its business and does not anticipate paying cash dividends on the outstanding Common stock in the near future.

Equity Compensation Plan

         The information regarding stock plans approved by Shareholders and not approved by Shareholders required by this Item is incorporated by reference from
Note 10 to the consolidated financial statements (Item 15) included in this document.

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

         The primary purpose of the accelerated vesting was to eliminate future compensation expense the Company would otherwise recognize in its statement of operations with respect to these accelerated options upon the adoption of SFAS 123R ("Share-Based Payment"). SFAS 123R is effective for the Company beginning in the first quarter of 2006, and will require that compensation expense associated with stock options be recognized in the statement of operations, rather than as a footnote disclosure in the Company's consolidated financial statements. The acceleration of the vesting of these options does not impact the Company's financial statements.

         The Company has also changed the vesting period of all stock options issued after November 1, 2005 from a two year vesting period to a three year vesting period. In addition, the Company has reduced by approximately 70%, the number of employees who previously would have been eligible to receive stock options.



ITEM 6.     SELECTED FINANCIAL DATA

         The following table sets forth consolidated financial data for the Company. These data should be read in conjunction with the Consolidated Financial Statements and related Notes included in Item 15.

                                                                             Years Ended
                                              -------------------------------------------------------------------------
                                                   2001           2002           2003           2004            2005
                                              -------------------------------------------------------------------------
                                                          (dollar amounts in thousands except per share data)
Consolidated Statements of Operations Data:
Net revenues                                  $     56,987   $     61,679   $     60,490   $     62,491    $     85,248
Gross profit                                        20,518         22,262         18,569         16,468          23,232
SG&A                                                13,282         15,654         17,161         18,224          23,590
Operating income (loss)                              7,236          6,540          1,408         (1,761)           (358)
Net income (loss)                                    4,429          9,491          1,035         (1,344)           (537)

Basic net income per common share             $       0.33   $       0.68   $       0.07   ($      0.09)   ($      0.04)
Diluted income per common share               $       0.31   $       0.65   $       0.07   ($      0.09)   ($      0.04)

Weighted average basic shares outstanding       13,491,177     14,039,902     14,206,627     14,343,386      14,450,251
Weighted average diluted shares outstanding     14,254,248     14,664,762     14,414,931     14,343,386      14,450,251

                                                                       Years Ended
                                           --------------------------------------------------------------------
                                               2001          2002          2003          2004           2005
                                           --------------------------------------------------------------------
                                                             (dollar amounts in thousands )
Consolidated Statements of Income Data as Percent of Net Revenues
Net revenues                                    100.0%        100.0%        100.0%        100.0%         100.0%
Gross profit                                     36.0%         36.1%         30.7%         26.4%          27.3%
SG&A                                             23.3%         25.4%         28.4%         29.2%          27.7%
Operating income (loss)                          12.7%         10.6%          2.3%         (2.8)%         (0.4)%
Net income (loss)                                 7.8%         15.4%          1.7%         (2.2)%         (0.6)%

Consolidated Balance Sheet Data:
Working capital                            $   14,934    $   16,880    $   16,704    $    7,753     $    5,019
Total assets                               $   31,596    $   43,799    $   44,204    $   46,873     $   62,205
Total debt and capital lease obligations   $       49    $       17    $        3    $    2,459     $   13,654
Stockholders' equity                       $   27,981    $   38,941    $   40,035    $   39,216     $   39,110


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

         The Company's product distribution to grocery and club stores increased from approximately 25 stores as of December 1989, to approximately 10,200 stores by December 31, 2005. During recent years the Company added retail and club distribution through internal growth and through the Frescala Foods, Nate's, Emerald Valley, CIBO, Sonoma Cheese, and Casual Gourmet acquisitions. In 2004, the Company's shareholders approved the change of the name of the Company to Monterey Gourmet Foods, Inc. The name change was made to define the Company's strategic direction more accurately. The name change also announces to the investor community, our customers and consumers, our strategic direction to become a complete supplier of gourmet refrigerated foods.

         In 2004 the Company launched two new product lines outside its core pasta/sauce business, including Gourmet Refrigerated Entrees, such as Seafood Lasagna and Pasta Primavera, and Grilled Wrap Sandwiches, featuring a Garlic Chicken Wrap and a Chicken Ranchero Burrito. Additional distribution was obtained in 2004 when the Company introduced low-carbohydrate pastas and sauces. Also in 2004, the Company acquired CIBO Naturals (January, 2004), a maker of sauces, dips and spreads.

         In 2005 the Company launched new products such as Chicken Penne Gratin, Chicken and Mozzarella Ravioli, and Pork and Chicken Tamales. Additionally the Company was able to increase distribution by introducing whole wheat pastas which are higher in dietary fiber, have a favorable glycemic index, and are made from whole grains. In 2005 the Company acquired two additional Companies. Casual Gourmet Foods, Inc. (January 2005) is a marketer of flavorful low fat, low-calorie chicken sausages, chicken burgers and soups, and Sonoma Foods, Inc. (April 2005) is a producer of an outstanding line of refrigerated specialty cheese products that features its flagship line of Sonoma Jack Cheeses. Sonoma Cheese has earned numerous awards over the years for its traditional and flavored jack cheeses. Monterey Gourmet Foods believes that the convenient gourmet food segment is growing rapidly as time-starved consumers seek high quality quick-meal solutions and the Company, with its staff of senior chefs and its flexible manufacturing facilities, is well positioned to bring new products to these consumers.

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

         In the fourth quarter of 2005, the Company incurred several exceptional costs. These costs included a disruption in product flow through a major customer's warehouse which caused out-of-code issues on one product, a limited voluntary product withdrawal resulting from a quality issue on a secondary out-sourced private label product, and costs associated with the rapid start-up and introduction of a major new product line with our largest customer. This new product performed well in the fourth quarter; however, significant extra costs and inefficiencies with this product were incurred in the fourth quarter from the rapid scale-up in production necessitated by this customer's volume demands.


Operations for 2003, 2004 and 2005

         Net revenues were as follows:

                                                                                  Years Ended
                                                               ---------------------------------------------------
                                                                    2003              2004               2005
                                                               ---------------------------------------------------
         Net Revenues                                              $ 60,490          $ 62,491           $ 85,248

         Percent Change in Net Revenues from prior year                  -2%                3%                36%

         On June 16, 2005, the Board of Directors approved a resolution to change the fiscal year of the Company to a calendar year. Prior to this change the Company employed a 4-week, 4-week, 5-week reporting period with the fiscal year ending on the last Sunday of each calendar year (52/53-week year). The 2004 fiscal year ended on December 26, 2004 and the 2005 fiscal year would have ended on December 25, 2005. The change was made primarily to accommodate the consolidation process of newly acquired subsidiaries. . The Company recorded sales of $1.1 million between December 26, 2005 and December 31, 2005

         The 2005 increase compared to 2004 is due to the additional volume generated from the acquisitions of CIBO, Emerald Valley, Casual Gourmet Foods, and Sonoma Foods some of which had sales in the previous year. Excluding sales generated from these four acquisitions, net sales increased 5%. Again excluding sales generated from these four acquisitions, sales to Costco increased 33% compared to 2004; however, sales to Sam's Club declined 24% in 2005 compared to 2004. The Company's Monterey Pasta brand retail business, excluding the sales to the club stores, which has been a focus for the Company, was up 15% when compared to the previous year and was up 46% in the second half of 2005 when compared to the second half of 2004. The success of the Company's new whole wheat pastas is helping fuel this growth. The change in net revenues is mostly a result of changes in volume sold and only a small portion is a result of price changes for the Company's products.

         In addition, Casual Gourmet, the specialty poultry sausage and soup marketer acquired in January, 2004 experienced several set backs of product distribution and sales with its two largest customers during the fourth quarter. In both cases, losses were related to the customer's change in merchandising strategy and increased competition within the poultry sausage category. Casual Gourmet management has responded quickly with innovative new products, including products in the much larger pork sausage category. Casual expects to begin regaining several product placements with key club customers during the first quarter of 2006. Additionally, Casual Gourmet has developed a line of no-nitrite chicken sausages targeted at the retail supermarket channel.

         The Company also increased the distribution of its products and spent limited amounts for slotting new SKUs in the retail supermarket channel. As a result, the Company saw slotting dollars increase 55% in 2005 compared to 2004.

         In 2004, the Company announced that approximately 1,100 Wal-Mart Supercenters discontinued its private label refrigerated pasta and pasta sauce program which the Company was making since 2002. The Company does not sell any other products to Wal-Mart Supercenters. Wal-Mart Supercenter's private label business represented $3,490,000, $147,000, and $0 of Net Sales in 2003, 2004 and 2005, respectively. Additionally, popular diet trends in the United States impacted the overall consumption of pasta which negatively impacted sales. Sales to Costco continued to be impacted by Costco's SKU reduction and also from competitor inroads. Sales to Costco were $22.8 million in 2004. During 2004, Monterey Pasta branded retail sales of pasta items grew by 1% in spite of a decline in the overall pasta category, reflecting on the Company's increased focus on this distribution channel.

         The Company has embarked upon a diversification strategy which included the acquisition in 2002 of Emerald Valley Kitchens in 2004 of CIBO Naturals, LLC, and in 2005 Casual Gourmet Foods and Sonoma Foods. The table below shows the percent of net revenues these four acquisitions have represented:

                                                                                       Years Ended
                                                                      ------------------------------------------------
                                                                         2003              2004               2005
                                                                      ------------------------------------------------
         Percent of net revenues from recent acquisitions                  6.8%             18.2%              41.4%
         All other net revenues                                           93.2%             81.8%              58.6%
                                                                      ------------------------------------------------

             Total                                                       100.0%            100.0%             100.0%
                                                                      ================================================


         Gross profit and gross margin were as follows:

                                                               Years Ended
                                              ------------------------------------------------
                                                   2003             2004              2005
                                              ------------------------------------------------
         Gross profit                            $ 18,569         $ 16,468          $ 23,232

         Gross margin percent                        30.7%            26.4%             27.3%


         The 2005 gross margin improvement of $6,764,000 compared with 2004 was a function of higher sales, higher production volume through the Company's currently operating plants, reduced fixed costs, and reduced labor costs. Gross margin percent improvement compared to prior year is a function of cost savings from higher plant volume, lower fixed costs, and also an improvement in product mix especially from recent acquisitions, offset by higher utility and rent costs. Management has continued to reorganize and reduce its workforce in Salinas, where the number of employees has been reduced by approximately 30% since 2004.

         In 2004, the gross margin declined compared to 2003. The decline was a result of higher raw material costs which the Company was not fully able to pass along to its customers, a decline in pasta sales of 22% which increased fixed costs as a percent of sales, higher workers compensation costs, and new product introductions start up costs, including label development, USDA approvals, and product development costs. As a consequence of lower pasta sales and raw material higher costs, in 2004, management reorganized its production and plant overhead workforce which reduced the number of employees at the Company by approximately 15%. Since that time additional reduction in workforce both in the plant and in general overhead has taken place. Currently, the Company has reduced its California work force by 33% compared to the same time in 2003. Other initiatives that have been implemented have reduced the Company's packaging costs, offset increased freight costs, lowered general and administrative costs, and minimized the impact of higher raw material costs. These projects were done in an effort to reduce processing costs and increase margins. The impact of these changes on the Company's gross profit is difficult to quantify because of its sensitivity to volume through the plant.

         The Company charged to costs or expense $510,000, $550,000, and $459,000 in 2003, 2004, and 2005 respectively, of obsolete packaging inventory. In addition, the rapid rollout of new packaging in 2003 to the Company's second largest club store customer, where the customer chose to deplete from its shelves the inventory of the old packaging before ordering product in the new packaging, caused expenses to exceed expectations. This caused a dramatic slowdown in production followed by rapid increase in production, causing high expenditures all of which contributed to the decline in gross margin.

         Selling, General and Administrative expenses ("SG&A") were as follows:

                                                                             Years Ended
                                                            ------------------------------------------------
                                                                 2003             2004              2005
                                                            ------------------------------------------------
         SG&A Expense                                          $ 17,161         $ 18,224          $ 23,590

         SG&A Expense as a percent of net revenues                 28.4%            29.2%             27.7%

         SG&A as a percent of net revenues decreased for 2005 compared to 2004 as illustrated in the above table. During 2005, the Company introduced many new products including "One Step Gourmet" frozen entrees, additional whole wheat pastas, new flavors of dips and new refrigerated entrees. The Company spent incrementally higher promotional dollars in order to introduce these new products. The Company spent 15% more in targeted promotional costs in Sam's Club and Costco in 2005 compared to 2004. The Company also has spent $82,000 with consultants plus a significant amount of internal resources documenting its internal controls in its efforts to become compliant with Sarbanes-Oxley Section
404. Also the company has seen its audit and audit related fees increase in 2005 compared to the same period in 2004. Amortization associated with the 2005 acquisitions increased 89% when comparing 2005 to 2004.

         The Company is also consolidating its sales force, distribution system and warehousing following its most recent acquisitions. These cost reductions are partially offset by increased freight cost due to fuel surcharges and also by adding the SG&A costs associated with Casual Gourmet's and Sonoma Foods' overhead. Demonstration costs paid to outside vendors were 9.1%, 8.1% and 6.8% of net revenues for the years 2003, 2004, and 2005, respectively.

         The increases in 2004 compared to 2003 were related to increased marketing costs related to the introduction of new products, increased freight costs due to fuel surcharges and reduced volume on each truck due to reduced club sales and the addition of expenses associated with operating the CIBO business. These increases were offset by the elimination of approximately 100 employee positions.

         Depreciation and amortization expense, included in cost of sales and SG&A, increased to $3,033,000 or 3.6% of net revenues, compared to $2,510,000 or 4.0% of net revenues in 2004 and $2,082,000, or 3.4% of net revenues in 2003. The increases over the past two years relate to the recent acquisitions and to capacity expansion and equipment upgrades in the Salinas, California, Seattle, Washington and Eugene, Oregon production facilities. Amortization of intangible assets as a result of acquisitions was $958,000 in 2005 compared to $482,000 in 2004, and $243,000 in 2003. See "Liquidity, Capital Resources and Business Acquisitions", page 18.

         Net interest expense for 2005 was $628,000, compared to net interest expense of $130,000 in 2004 and interest income of $71,000 in 2003. The interest expense in 2005 and 2004 is attributable to the bank loans needed for the CIBO Naturals, Casual Gourmet Foods and Sonoma Foods acquisitions and the subordinated debt remaining on the CIBO Naturals balance sheet. The 2003 interest income was generated from investment in short-term money funds from operating cash flow in the absence of bank debt.

         Income tax benefit (expense) for 2005, 2004 and 2003 was $431,000, $505,000 and ($444,000), respectively. The 2005 income tax benefit of $431,000 was 45% of pretax loss. Income taxes for 2004 reflect a deferred tax credit of $505,000 or 27% of pretax loss. The 2003 tax expense was $444,000 or 30% of pre-tax income. The higher than expected income tax rate in 2005 is due to manufacturing tax credits and other permanent book and tax differences. The Company has recorded deferred tax assets partly because of net operating losses that can offset future taxable income. Management has concluded that it's more likely than not that these NOLs would be fully utilized and will offset future taxable income. This benefit, together with permanent differences and other current tax effects resulted in a net income tax benefit of $431,000.

         Additionally, the Company realized additional tax benefits as a result of the exercise of non-qualified stock options and the exercise and subsequent sale of certain incentive stock options or disqualifying dispositions in 2005, 2004 and 2003. For financial reporting purposes, any resulting reduction in actual income tax obligations as a result of these disqualifying dispositions is credited to additional paid in capital. See Liquidity, Capital Resources, and Business Acquisitions immediately below and Note 9 to the consolidated financial statements in Item 15.

Liquidity, Capital Resources, and Business Acquisitions

         During the twelve months ended December 31. 2005, $1,104,000 of cash was used by the Company's operations, compared to $1,898,000 of cash provided by the Company's operations in 2004 and $1,511,000 provided in 2003. The 2005 net loss of $537,000 plus depreciation and amortization of $3,033,000 plus increased balances of current liabilities of $208,000 funded the Company's ability to grow its accounts receivable and inventory. Net accounts receivable and inventory, adjusted for receivables and inventory purchased as a result of the acquisitions increased $1,763,000 and $1,980,000 respectively when comparing 2005 balances with 2004 balances.

         The increase in net accounts receivable and the increase in inventory, which strained working capital at year end is a direct result of the increase in net revenues for December 2005. Net revenues for December were $8.7 million compared to $5.4 million in December 2004, a 61% increase. Accounts receivable, net of allowances increased only 50% due to the fact that the Company's aged receivables expressed in days outstanding decreased from 38 days in 2004 to 32 days in 2005. Inventory increased 61%, which is similar to the revenue growth. The Company's inventory turnover expressed in days was 26 days for 2004 compared to 25 days for 2005; thus inventory increased at the same rate as revenues. These increases were partially offset by increases in accounts payable and the Company's line of credit.

         The Company finances its operations and growth primarily with cash flows generated from operations. The Company has a $3.0 million working capital line of credit which was fully utilized as of December 31, 2005 and no additional line of credit was available to the Company at December 31, 2005, a letter of credit in the amount of $1,000,000 which is issued in favor of an insurance company to support a self-funded worker's compensation program, which was increased to $1,100,000 in January 2006, and non-revolving term loans from the bank to fund acquisitions. No additional revolving term loan is available to the Company without bank approval. The Company also had a bank overdraft of $1,507,000. The Company borrowed $2,000,000 under a non-revolving term loan in 2004 to partially fund the CIBO acquisition, the Company borrowed an additional $5.0 million in 2005 to partially fund the Casual Gourmet acquisition and on April 11, 2005 the Company borrowed $2.5 million to partially fund the Sonoma Foods acquisition. The outstanding principal balance on the non-revolving term loan was $7,833,000 as of December 31, 2005. The working capital commitment in place at December 31, 2005 expires October 31, 2006; however, subsequent to year-end, the Company negotiated an increase to its operating line of credit because of its need to provide additional working capital which is being required because of the recent sales growth which the Company expects to continue. The new line of credit allows for advances up to $5 million based on a formula calculated on accounts receivable and inventory balances. The interest rate on this entire credit line will be calculated at the bank's prime lending rate or LIBOR plus 2.00% which ever the Company chooses. The maturity date of the line of credit has been extended to March 31, 2007 and the covenants have been adjustment to accommodate the additional borrowing. The Company was also out of compliance with its debt coverage ratio covenant with its current bank as of December 31, 2005, and has obtained a waiver.

         Some product lines such as specialty cheeses require more working capital than other products. Cheese requires a certain amount of time to age before it can be sold. Other products such as the gourmet sausages are produced when orders are received and then shipped directly to customers. Working capital requirements for the Company are being adjusted to reflect the growth of each product line.

         The Company believes that its existing credit facilities, along with the increased credit facility, and cash flows from operations, are sufficient to meet its cash needs for normal operations including all anticipated capital expenditures for the next twelve months.

         In addition to operating cash flows, the Company also received cash proceeds of $58,000, $470,000 and $153,000 from the exercise of employee stock options and sales of stock under the Company's Employee Stock Purchase Plan during 2003, 2004, and 2005, respectively.

         Cash balance at the end of 2005 was $330,000 compared with $569,000 in 2004. The cash from operations in 2004 and non-revolving bank loans were used to purchase a 60% interest in Casual Gourmet Foods, Inc. and 80% of Sonoma Foods, Inc. Purchases of equipment were kept to a minimum during the year with the majority of capital spending going towards upgrading the plants in Eugene, Oregon and Seattle, Washington.

         Cash balance at the end of 2004 was $569,000. The cash from operations in 2004, cash balances on hand on December 31, 2003, and part of the non-revolving bank loan was used to purchase an 80% interest in CIBO Naturals LLC. Purchases of equipment were kept to a minimum during the year. Over half of the equipment spending in 2004 was to finish projects started in 2003.

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

         The Company anticipates 2006 capital expenditures to be approximately $1.0 million which is about what was spent in 2005. All future capital expenditures are expected to be funded with a combination of cash flow from operations or the use of the Company's line of credit.

         Management believes that cash on hand at December 31, 2005, projected 2006 cash flows from operations, and the increase in its operating line of credit will be sufficient to fund working capital needs, expected Company growth, and anticipated capital expenditures during 2006. Alternative financing arrangements will need to be found if the Company makes further acquisitions.

Contractual Obligations

         The Company has no raw material contracts exceeding one year in duration. However, it does have one long-term contract with its liquid nitrogen provider, which expires November 30, 2007. In addition, the Company leases production, warehouse and corporate office space as well as certain equipment under both a month-to-month and non-cancelable operating lease agreements. Most building leases have renewal options and all include cost of living adjustments. The Company's President and Chief Executive Officer accepted employment with the Company commencing October 1, 2002 pursuant to terms set forth in a letter from the Company, a copy of which is filed as exhibit 10.7 to this Form 10-K and in incorporated here by reference.

         The following table summarizes the estimated annual obligations.

                                                   Payments due by period
                            -------------------------------------------------------------------

Contractual Obligations                    Less than                                 More than
   (in Thousands)              Total         1 year     1 - 3 years   3 - 5 years     5 years
                            -----------   -----------   -----------   -----------   -----------
Long-term debt              $     8,903   $     2,462   $     4,483   $     1,958   $        --
Capital lease obligations           243   $        59   $       125   $        57   $         3
Operating leases                  6,054   $     1,205   $     1,552   $     1,089   $     2,208
Purchase obligations              1,332   $       695   $       637   $        --   $        --
                            -------------------------------------------------------------------
Total                       $    16,533   $     4,421   $     6,797   $     3,104   $     2,211
                            ===================================================================

         The Company has commitments for leased manufacturing, warehouse and office space that range from one year to nine years. See discussion in item 2 title "Properties".

         The Company has a $1,100,000 standby letter of credit in favor of an insurance company for the Company's self-funded workers compensation program which will expire on December 31, 2006.

         The Company also has obligations to purchase the remaining interests in Casual Gourmet Foods, which are not presently quantifiable. See "Business Acquisitions" below.

Off-Balance Sheet Arrangements

         The Company does not have any off-balance sheet arrangements that are material to its financial position or results of operations. See Notes to the consolidated financial statements (Item 15) for information regarding capitalized leases and operating leases, which is incorporated here by reference.

Business Acquisitions

         On January 11, 2005, the Company entered into a definitive agreement with Casual Gourmet Foods, Inc. and the shareholders of Casual ("Shareholders") for the purchase by Monterey of 100% of Casual's outstanding shares. The acquisition was structured to provide that Monterey acquired 60% of Casual's outstanding shares immediately and the remaining 40% over the next three years. Casual, which produces branded gourmet sausages, prepared soups and other food products, is a Florida corporation with headquarters in Clearwater, Florida. Prior to entering into the Stock Purchase Agreement, there were no existing material relationships between or among Monterey and Casual or its Shareholders. Monterey acquired Casual in order to expand and diversify its product line in the specialty foods category in which it competes.

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

         Casual markets a wide range of refrigerated branded specialty items, including chicken sausages, chicken burgers, and gourmet soups. Their products are sold in club stores and retail food stores in 38 states. Some of their most popular sausage items include red bell pepper with basil, and spinach with Asiago cheese. Additional information about Casual Gourmet Foods, Inc. and its products can be found on its website at www.cgfoods.com

         On April 7, 2005, the Company entered into a definitive agreement with Sonoma Foods, Inc. ("Sonoma"), and the shareholders of Sonoma ("Shareholders") for the purchase by Monterey of 80% of Sonoma's outstanding shares ("Stock Purchase Agreement"). The Stock Purchase Agreement provides options for Sonoma's two other shareholders to sell their remaining 20% interest after four years and, if that option is not exercised, there is an option for Monterey to acquire the interest after seven years.

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

         For its initial acquisition of 80% of Sonoma's outstanding shares, Monterey paid $3.3 million in cash and issued 61,250 shares of Monterey Gourmet Foods common stock valued at $198,000 plus acquisition costs of $127,000. Purchase of the remaining shares will be at a price derived from a predetermined calculation based upon a percentage of earnings before taxes, interest, bonuses, depreciation and amortization during the interim periods. Sonoma will remain a separate entity and, under additional agreement between Monterey, Sonoma and the Shareholders, Sonoma's day-to-day operations until the acquisition is completed are managed by Sonoma's existing management; Monterey controls a majority of the Board of Directors and will be entitled to all future profits and is at risk for all future losses, if any.

         In January 2004, the Company acquired a controlling interest in CIBO Naturals, LLC ("CIBO"), a leading manufacturer of premium sauces and spreads located in Seattle, Washington. The Company paid CIBO and its members $6.0 million cash for 80% of CIBO. Additionally, the acquisition agreement provides for the purchase of the remaining 20% ownership after four years at a predetermined calculation based on earnings before taxes. The cash to fund the acquisition came partly from the Company's cash balances and from its credit facilities. On May 12, 2004, the Company purchased for $316,500 (but without any earn-out provision) the entire remaining holdings of one of the minority members of CIBO. This additional acquisition increased the Company's interest in CIBO to 84.5%.

         On January 12, 2006, the Company announced an amendment of the acquisition agreement to accelerate its purchase of the remaining 15.5% of CIBO from Suekat in exchange for 300,000 unregistered shares of Monterey common stock with an estimated market value of $1.2 million. The Company now owns 100% of CIBO Naturals LLC.

         CIBO produces a variety of refrigerated gourmet sauces and spreads including fresh pesto sauces, flavored cheeses, bruschetta toppings and tapenade spreads. CIBO's products are sold nationally through club stores, specialty food stores, and regionally in supermarket delis. CIBO fits well with the Company's growth strategy in premium refrigerated foods. CIBO through its "CIBO Naturals" brand sells unique, high quality products and has developed a strong market position which the Company believes has growth potential in both expanded distribution and new products.

         All of the Company's acquisitions pursue the Company's growth strategy in the specialty premium refrigerated food category. The Company envisions expanding the existing brands, developing new products, and increasing distribution in club, retail, and potentially other channels as it pursues growth, expands its product lines and diversifies its customer base.

Critical Accounting Policies and Management Judgments

         The discussion and analysis of the financial condition and results of operations are based on the consolidated financial statements included in Item
15. The preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make a number of estimates and assumptions relating to the reporting of assets and liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates these estimates and assumptions, including those related to accounts receivable and allowances, goodwill and intangible assets, income taxes, inventory valuation, workers compensation reserves and revenue recognition. Management bases its estimates on historical experience and on various other assumptions believed to be reasonable under the circumstances, which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates under different assumptions or conditions.

         Management believes the following critical accounting policies affect the more significant judgments and estimates used in the preparation of the consolidated financial statements


         Business Combinations

         The consolidated financial statements include the Company's accounts and the accounts of wholly- and majority-owned subsidiaries. The Company consolidates all of the majority-owned subsidiaries and reflects minority interest on the consolidated balance sheet of Sonoma Foods because of the uncertainty that Monterey will purchase the remaining shares from the minority shareholders. No minority interest has been recorded for the acquisitions of CIBO and Casual because the purchase of the remaining shares is mandated by the purchase agreements over the next several years at a price derived from a predetermined calculation. Monterey is the sole source of any financing needed by its majority-owned subsidiaries. Accordingly, for the CIBO and Casual acquisitions, purchase accounting reflects the transaction as if Monterey purchased 100% of the entities. No liability has been established for the remaining payments to their shareholders because the liability is not quantifiable. When Monterey pays for the remaining shares of CIBO and Casual, the Company's goodwill will increase by the corresponding amount of the payment. All intercompany transactions and balances have been eliminated.

         In accordance with business combination accounting, the Company allocates the purchase price of acquired companies to the tangible and intangible assets acquired, and liabilities assumed based on their estimated fair values. Management makes estimates of fair value based upon assumptions believed to be reasonable. These estimates are based on historical experience and information obtained from the management of the acquired companies and are inherently uncertain. Critical estimates in valuing certain of the intangible assets include but are not limited to: future expected cash flows from product sales, customer lists, recipes and processes, the acquired company's brand awareness and market position, as well as assumptions about growth rates, gross margins, market penetration, and discount rates. Unanticipated events and circumstances may occur which may affect the accuracy or validity of such assumptions, estimates or actual results.

         For business combinations, the Company must record deferred taxes relating to the book versus tax basis differences of acquired assets and liabilities. Generally, such business combinations result in deferred tax liabilities as the book values are reflected at fair value whereas the tax basis is carried over from the acquired company. Such deferred taxes are initially estimated based on preliminary information and are subject to change as valuations and tax returns are finalized.


         Accounts Receivable and Allowances

         The Company provides allowances for estimated credit losses, product returns, spoilage, and adjustments at a level deemed appropriate to adequately provide for known and inherent risks related to such amounts. The allowances are based on reviews of the history of losses, returns, spoilage, contractual relationships with customers, current economic conditions, and other factors which warrant consideration in estimating potential losses. While management uses the best information available in making its determination, the ultimate recovery of recorded accounts, notes, and other receivables is also dependent on future economic and other conditions that may be beyond management's control.


         Income Taxes

         The Company accounts for corporate income taxes in accordance with the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") 109, "Accounting for Income Taxes" which requires an asset and liability approach. This approach results in the recognition of deferred tax assets (future tax benefits) and liabilities for the expected future tax consequences of temporary timing differences between the book carrying amounts and the tax basis of assets and liabilities. Future tax benefits are subject to a valuation allowance to the extent of the likelihood that the deferred tax assets may not be realized. The Company's deferred tax assets include significant amounts of net operating losses ("NOLs"). During 2005, the valuation allowance was decreased due to the consideration of the impact of deferred tax liabilities resulting from acquisitions which affected the Company's assessment of the realization of such NOLs. The amount of the valuation allowance is significantly dependant on management's assumptions regarding future taxable income and the availability of these NOLs to offset future taxable income. The effect on the Company's net income is significant whenever the estimate changes. The Company expects to utilize all of the NOLs in future years. For business combinations, the Company must record deferred taxes relating to the book versus tax basis differences of acquired assets and liabilities. Generally, such business combinations result in deferred tax liabilities as the book values are reflected at fair value whereas the tax basis is carried over from the acquired company. Such deferred taxes are initially estimated based on preliminary information and are subject to change as valuations and tax returns are finalized.


         Inventory Valuation

         Inventories are stated at the lower of cost (using the first-in, first-out method) or market and consist principally of component ingredients to the Company's refrigerated pasta and sauces, finished goods, and packaging materials. Many of the ingredients used in the Company's products have a short shelf life and if not used in a certain amount of time may spoil. Management estimates that the raw material will be used in a timely manner; however, management has established certain reserves for the potential of inventory obsolescence, especially for slow moving inventory. As of December 31, 2005, the Company reduced the carrying value of its inventory by $123,000. This write-down was made to cover certain refrigerated raw material inventory that is nearing its shelf-life, certain packaging labels for products that may be rotated out of the Club Store accounts and for products that have already been rotated out of the Club Store accounts that may or may not be rotated back into the Club Store accounts. The allowance is established based on management's estimate of alternative usage or salvage value of obsolete inventory. Management believes its estimates for spoiled and obsolete inventory is adequate given the current volume of business to its current customers.


         Workers Compensation Reserve

         The Company's California and Oregon locations entered into a partially self-insured worker's compensation program for fiscal year 2003 and have continued the program into 2005. This program features a fixed annual payment, with a deductible on a per occurrence basis. The annual expense consists of a base fee paid to an insurance company to administer the program, direct cash expenses to pay for injuries, an estimate for potential injuries that may have occurred but have not been reported, an estimate by the insurance company of costs to close out each injury and an estimate for injury development. The Company has been on this partially self-insured program for just over three years and therefore has limited history of claim resolution available to support the Company's projected liabilities. Therefore the Company is using published industry actuarial data from an insurance carrier and reviewing each claim individually to determine the amount of reserves that should be established. Management believes that its current safety program and its safety record will provide the foundation to enable the Company to realize the premium savings partially self-insured programs are designed to achieve; however, estimated reserves may vary from future cash outlays. The remaining locations are on a fixed premium insurance contract that covers all costs including claims.


         Revenue Recognition

         The Company recognizes revenues through sales of its products primarily to grocery and club store chains. Revenues are recognized once there is evidence of an arrangement (such as a customer purchase order), product has been shipped to the customer or when the product has been delivered to the customer, the price and terms are fixed, and collectibility is reasonably assured. Accordingly, sales are recorded when goods are shipped or delivered, at which time title and risk of loss have passed to the customer, consistent with the freight terms for most customers. Potential returns, adjustments and spoilage allowances are considered as a reduction in revenues and are provided for in accounts receivable allowances and accruals. All pricing is quoted FOB shipping point to customers with freight included in the price for the convenience of the customer

         The Company records its shipping cost for product delivered to customers in selling general and administrative expense. Any amounts charged to customers for freight and deliveries are included in revenues. Certain incentives granted to customers such as promotions, trade ads, slotting fees, terms discounts, and coupons are recorded as offsets to revenues.

         Goodwill/Intangible Assets

         Under SFAS 142, "Goodwill and Other Intangible Assets" goodwill and intangible assets with indefinite useful lives are to be tested for impairment at least annually. Intangible assets with finite useful lives continue to be amortized over their respective estimated useful lives. The primary identifiable intangible assets of the Company's reporting units are trademarks, tradenames and customer relationships acquired in business acquisitions. Identifiable intangibles with finite lives are amortized and those with indefinite lives are not amortized. The estimated useful life of an identifiable intangible asset to the reporting unit is based upon a number of factors, including the effects of demand, competition, and future cash flows. As of December 31, 2005, the net book value of trademarks and other identifiable intangible assets was $11.1 million.

         The Company defines a reporting unit as a unit one level below its operating segment. A reporting unit exists if the component constitutes a business for which discrete financial information is available and senior managers regularly review the operating results of the component.

         Identifiable intangible assets that are subject to amortization are evaluated for impairment using a process similar to that used to evaluate elements of property. Identifiable intangible assets not subject to amortization are assessed for impairment at least as often as annually and as triggering events may occur. The impairment test for identifiable intangible assets not subject to amortization consists of a comparison of the fair value of the intangible asset with its carrying amount. If the carrying amount exceeds the fair value, then a second step of goodwill impairment is performed to measure the impairment loss, if any. In making an assessment, management relies on a number of factors to discount anticipated future cash flows including operating results, business plans and present value techniques. Rates used to discount cash flows are dependent upon interest rates and the cost of capital at the relevant point in time. There are inherent uncertainties related to these factors and management's judgment in applying them to the analysis of intangible asset impairment. It is possible that assumptions underlying the impairment analysis will change in such a manner that impairment in value may occur in the future.

         Goodwill is not amortized but is subject to periodic assessments of impairment. At December 31, 2005, the Company had $12.0 million of goodwill on its books. Goodwill is assessed for impairment at least as often as annually and as triggering events may occur. The Company performs its annual review in the fourth quarter of each year. Recoverability of goodwill is evaluated using a comparison of the fair value of a reporting unit with its carrying value.

         In evaluating the recoverability of goodwill, it is necessary to estimate the fair value of the reporting units. In making this assessment, management relies on a number of factors to discount anticipated future cash flows including operating results, business plans and present value techniques. Rates used to discount cash flows are dependent upon interest rates and the cost of capital at the relevant point in time. There are inherent uncertainties related to these factors and management's judgment in applying them to the analysis of goodwill impairment. It is possible that assumptions underlying the impairment analysis will change in such a manner that impairment may occur in the future.

         In the fourth quarter 2005, Casual Gourmet saw a significant reduction in its sales to its two largest customers. If revenues to these two customers do not return to historical levels, the Company may need to impair the goodwill and or intangible assets that have previously been recorded. The Company has taken many steps to restore the sales to these two major customers. The Company is introducing among other items: Anti-Biotic all white meat chicken sausages, Nitrite free chicken sausages, sausages made with organic chicken, flavored pork sausages, and other products that fit under the Casual Gourmet label. The Company is also introducing these products into the retail market place through Monterey Gourmet Foods' retail sales force.

Recently Issued Accounting Standards

         In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections". This new standard replaces Accounting Principles Board ("APB") Opinion No. 20, "Accounting Changes in Interim Financial Statements", and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements", and represents another step in the FASB's goal to converge its standards with those issued by the IASB. Among other changes, SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. FAS 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a "restatement." The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005. Management does not expect the adoption of SFAS 154 to have a material effect on its consolidated financial statements in the future. As of December 31, 2005 this pronouncement had no impact on its consolidated financial statements.

         In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment". SFAS No. 123R is a revision of SFAS No. 123, "Accounting for Stock Based Compensation", and supersedes APB Opinion No. 25 "Accounting for Stock Issued to Employees". Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements.

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

         The Company currently utilizes a standard option pricing model (i.e., Black-Scholes) to measure the fair value of stock options granted to employees. While SFAS 123R permits entities to continue to use such a model, the standard also permits the use of a "lattice" model. The lattice model uses assumptions, based upon actual historical data, about employee exercise behavior and expected changes in stock-price volatility which can result in more accurate and often lower estimates of option value and expense. The Company has not yet determined which model it will use to measure the fair value of employee stock options upon the adoption of SFAS 123R. See Note 10 to the consolidated financial statements in Item 15 for further information regarding the Company's outstanding options. SFAS 123R also requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date. These future amounts cannot be estimated, because they depend on, among other things, when employees exercise stock options.

         The Company is required to adopt SFAS 123R effective January 1, 2006. The Company believes that the amount the Company will expense in future years is approximately reflected in Note 1 of the notes to consolidated financial statements in Item 15.

         In November 2004, the FASB issued SFAS No. 151, "Inventory Costs: an amendment of Accounting Research Bulletin ("ARB") No. 43, Chapter 4" to clarify the accounting of abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. At this time, management is in the process of reviewing this Statement for its impact on the Company's cost of goods sold and inventory valuation. Management has not determined if this statement will impact its financial accounting in the future.


ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Market Risk Disclosure

         The Company does not hold market risk-sensitive trading instruments, nor does it use financial instruments for trading purposes. Except as disclosed below, all sales, operating items and balance sheet data are denominated in U.S. dollars; therefore, the Company has no foreign currency exchange rate risk.

         In the ordinary course of its business the Company enters into commitments to purchase raw materials over a period of time, generally six months to one year, at contracted prices. At December 31, 2005, management does not believe these future commitments were not at prices in excess of current market, or in quantities in excess of normal requirements. The Company does not utilize derivative contracts either to hedge existing risks or for speculative purposes.

    Interest Rate Risk

         The Company invests excess cash in variable income investments consisting of cash equivalents. The magnitude of the interest income generated by these cash equivalents is affected by market interest rates. Management does not use marketable securities or derivative financial instruments in its investment portfolio.

         The interest payable on the Company's bank line of credit and other long-term liabilities are based on variable interest rates and therefore affected by changes in market interest rates. Short-term interest rates have increased over the last two years. The average interest rate the Company is paying is 7.2%. Rising interest rates have impacted interest expense. If interest rates continue to rise, they will further depress the Company's earnings.


     Currency Risk

         During 2005, the Company sold $95,000 of product in currency other than US dollars. These sales have terms of net 30 days from shipment. The Company believes that its currency exposure is not material and has chosen not to hedge these sales.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements and supplementary data of the Company required by this item are set forth at the pages indicated at Item 15(a) and are incorporated here by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

ITEM  9A.   CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

         The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act as of December 31, 2005. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, because of the material weaknesses in internal control discussed below, the Company's disclosure controls and procedures were not effective as of December 31, 2005.

         A material weakness in internal control is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements would not be prevented or detected on a timely basis by the Company. The material weaknesses as of December 31, 2005 were as follows:

         1. In connection with the annual audit of our consolidated financial statements for the year ended December 31, 2005, there were a number of post closing adjustments identified and recorded. These adjustments were not detected by the Company's system of internal controls and affected several financial statement accounts including cash, accounts receivable, inventory and accrued liabilities. These deficiencies have resulted partly due to the additional workload placed on the existing financial staff to address the increasing requirements of regulatory compliance and the additional work created from the Company's most recent acquisitions. The aggregate size of these adjustments indicates a material weakness in the Company's internal controls over financial reporting.

         2. In connection with the annual audit of the Company's consolidated financial statements for the year ended December 31, 2005, management did not detect an error relating to deferred tax liabilities associated with acquisitions in the Company's annual income tax provision. This error arose in part due to the complexities relating to the deferred tax liabilities associated with the acquisitions. This error in the preparation of its income tax provision and related deferred tax assets and liabilities indicated a material weakness in the Company's internal controls over financial reporting.

         Management believes that actions taken since December 31, 2005 and additional actions to be taken in 2006, correct the material weaknesses in internal control over financial reporting noted above. Some of these remediation actions are:

               1. Expanding accounting professionals. As of December 31, 2005, due to medical disability and unanticipated departure of personnel, the Company employed only two full-time and one part-time accountants. As of March 15, 2006, the Company had replaced or hired additional qualified accountants to bring its accounting staff to five full-time accountants and one part-time accountant.
               2. Implementation of certain enhanced control processes over accounting for subsidiaries.
               3. Enhanced internal reporting from its financial systems including general ledger reporting and consolidating entries.
               4. Engagement of third party tax specialists to provide quality assurance and tax expertise outside of the firm that currently prepares the Company's tax return.

               5. Engaging other specialists to provide support for reporting of technical areas.
               6. Reviewing the process by which its tax provision is prepared.

Inherent Limitations on Effectiveness of Controls

         The Company's Chief Executive Officer and Chief Financial Officer do not expect that the Company's internal controls will prevent all errors. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.

Changes in Internal Control over Financial Reporting

         Except for changes related to the material weaknesses described above, there has been no change during the company's fiscal quarter ended December 31, 2005 in the company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.


ITEM  9B.   OTHER INFORMATION

         None

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         As of March 30, 2006, the directors, executive officers, and other significant employees of the Company are as follows:

Directors and Executive Officers:

           Name                             Age      Position
           ----                             ---      --------
           Charles B. Bonner (1)             63      Director

           F. Christopher Cruger (2) (3)     70      Director

           James M. Williams                 56      Chief Executive Officer,
                                                     President officer President
                                                     And Director

           Michael P. Schall (1)             52      Director

           Van Tunstall                      59      Chairman of the Board

           James Wong (2) (3)                58      Director

           Walter L Henning  (2) (3)         61      Director

           John H. McGarvey (1)              61      Director

           Scott Wheeler                     51      Director, Chief Financial
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

         F. Christopher Cruger. Mr. Cruger was elected to the Board of Directors in December of 2001. He is a retired investor and former senior manager or executive of several consumer product companies. Mr. Cruger joined McCormick and Company, a maker of spices and seasonings, in 1995 and served until 1999 as Vice-President and General Manager of the Food Service Group and as Chairman of McCormick's Global Food Service Council. Mr. Cruger was president and CEO of Tone Brothers, Inc., a spice producer, from 1985 to 1995. He is a Director of Kemin Industries, Inc.

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

         Michael P. Schall. Mr. Schall was elected to the Board of Directors in December of 2001. Mr. Schall is currently President of Strategic Marketing Methods, a consulting and advisory firm providing sales and marketing, business development advisory and new product expertise to the food and foodservice industries. Mr. Schall served as Senior Vice President of Sales, Marketing, and Direct Store Delivery for Wise Foods, a snack food company, from January 2002 until March 2003. From 2000 until January of 2002 he was President and CEO of the B. Manischewitz Company, one of the nation's largest kosher food companies. Prior to that Mr. Schall was President and CEO of Guiltless Gourmet, a food manufacturing company, from 1994 until it's acquisition by Manischewitz. Mr. Schall held executive or senior management positions with Carnation Company, now Nestle S.A., Lawry's Foods Inc., a division of Unilever U.S., and Prepared Products Co.

         Van Tunstall. Mr. Tunstall was elected to the Board of Directors in February 1997. Since 1997, he has served as President of the Central Coast Group, a strategic consulting and business services firm. Mr. Tunstall has been an independent consultant with a variety of companies since 1997. Mr. Tunstall was a senior executive with Gilroy Foods, Inc., an international manufacturer of various food product ingredients, from 1977 to 1995. He served as President and Chairman of the Board of Gilroy Foods, Inc. from 1991 through 1995. Previously, Mr. Tunstall held several executive positions with McCormick & Company, Inc. Mr. Tunstall also serves on the Board of other food companies, including Rudi's Organic Bakery, Inc. and Cascade Specialties, Inc.

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

         Walter L. Henning. Mr. Henning was elected to the Board of Directors in December 1999. He is currently Plant Manager of the Salinas Plant, McCormick & Company, Inc., a position he has held since early 1999. Mr. Henning began his career with McCormick and Company in 1971 as Manager, Technical Services. He subsequently was promoted several times to other positions in technical and plant management before leaving the company in 1983 to accept the position of Vice President of Operations with Tone Spices. Following the sale of Tone Spices, Mr. Henning returned to Gilroy Foods, a subsidiary of McCormick and Company in 1995 as Vice President of Operations. Mr. Henning remained with Gilroy Foods, Inc. in the same capacity after it was purchased by ConAgra Foods Inc., a packaged food company, in 1996, before ultimately returning to McCormick & Company in 1999.

         John H. McGarvey. Mr. McGarvey was elected to the Board of Directors in February 2006. He has served since 1990 as an associate and/or partner of Cybus Capital Markets, LLC, an investment bank specializing in capital placement and formation services for middle market companies in the food and agribusiness areas. Mr. McGarvey is an owner and director of McGarvey & Affiliates, a financial consulting firm. Currently, Mr. McGarvey serves on the boards of Cybus Capital Markets, LLC, The Jacobson Companies, Dominex LLC and Sioux-Preme Packaging Company. Mr. McGarvey is a law graduate of Creighton University, received a Masters degree in Taxation from New York University, and has earned continuing education credit in finance from the Wharton Business School.

         Scott Wheeler, Chief Financial Officer, Corporate Secretary and Director. Mr. Wheeler joined the company in April 2003 as Corporate Controller, and was promoted to Chief Financial Officer, effective October 27, 2003. His most recent position was Vice President and Financial Officer of KBC Edible Beans Division of ConAgra Foods, where he worked for three years. Prior to that he worked for Mallard's Food Products both when it was an independent company and after it was sold to Tyson Foods, Inc, He began his career at Mallard's Food Products in 1994 as Chief Financial Officer until 1999 when he was promoted to General Manager until joining KBC in April of 2000. Prior to joining Mallard's, Mr. Wheeler held a variety of positions with Basic American Foods over a thirteen-year period. He is a CPA with an MBA in finance from Golden Gate University in San Francisco, CA.


Compliance with Section 16(a) of the Securities Exchange Act of 1934

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish the Company with copies of all reports they file under Section 16(a). To the Company's knowledge, based solely on its review of the copies of such reports furnished to the Company and written representations that no other reports were required, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with during the fiscal year ended December 31, 2005.

Audit Committee Composition

         Among the committees identified above, the Company has a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. Charles B. Bonner, Michael P. Schall and Walter L. Henning are members of the audit committee during the year 2005. At the Board meeting in February 2006, Mr. Henning was replaced by Mr. McGarvey on the audit committee. The Company's Board of Directors has determined that all members of the Company's Audit Committee are "independent" as defined in NASD Marketplace Rule 4200(a)(15).

Audit Committee Expert

         The Company's Board of Directors has determined that Mr. Charles B. Bonner, because of his experience in mergers and acquisitions, extensive experience in financial transactions and knowledge of business operations, is the Board's designated financial expert.

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

ITEM 11.    EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

                                               Annual Compensation                                  Long Term Compensation
                                               -------------------                                  ----------------------

                                                                                  Other           Securities           All
          Name and                                                                Annual          Underlying          Other
     Principal Position            Year       Salary $ (1)        Bonus $       Compensation      Options (#)      Compensation
     ------------------            ----       ------------        -------       ------------      -----------      ------------
James M. Williams (2)              2005        $ 323,696        $ 124,350 (3)      $9,000 (4)      (50,000)         $     --
President and CEO                  2004        $ 317,681        $  16,000 (3)      $9,000 (4)      (50,000)         $ 20,000 (5)
                                   2003        $ 292,453        $  69,500 (3)      $9,000 (4)      (50,000)         $ 27,708 (5)

Scott S. Wheeler                   2005        $ 160,616        $  15,000 (3)      $   --           20,000          $     --
Chief Financial Officer            2004        $ 146,779        $  20,000 (3)      $   --           15,000          $     --
                                   2003        $  66,635        $      --          $   --           25,000          $ 50,000 (5)

Note: ("options" in all cases refer to an option to purchase one share of common stock for each option granted)

(1) Includes amounts (if any) deferred at the named executive officer's option under the Company's 401(k) plan.

(2) Mr. Williams joined the Company in October 2002 as President. On December 28, 2002, Mr. Williams was promoted to President and Chief Executive Officer.

(3) Bonuses were based on the Company's performance and other objectives obtained.

(4)   Represents the sum of monthly automobile allowances.

(5)   Represents relocation expenses and housing allowances paid by the Company



Stock Options Granted in Fiscal 2005

The following table provides the specified information concerning grants of options to purchase our Common Stock made during the fiscal year ended December 31, 2005 to the persons named in the Summary Compensation Table:

                                     OPTION GRANTS IN LAST FISCAL YEAR

                                               Individual Grants
                          ---------------------------------------------------------

                                            % of Total
                             Number of       Options
                              Shares        Granted to
                            Underlying      Employees      Exercise
                              Options       in Fiscal       Price        Expiration      Potential Realizable
       Name                 Granted(1)         Year       Per Share(2)      Date        Value on 12/09/2005 (3)
---------------------     -------------   --------------  ------------   ----------     -----------------------
James M. Williams             50,000          19.38%         $3.95        12/9/2015            $ 106,605

Scott S. Wheeler              20,000           7.75%         $3.95        12/9/2015            $  42,642

----------------

(1) The option to purchase shares was granted on December 9, 2005 and will vest 33% on December 9, 2006, 33% of December 9, 2007 and 34% on December 9, 2008 conditioned upon continued service with the Company. In 2005 the Company changed its vesting schedule for stock options from two years to three years.

(2)   All options were granted at market value on the date of grant.

(3) The Potential Realizable Value of the options was calculated using a Black-Scholes option pricing model assuming no dividends, a weighted average risk-free interest rate of 3.56%, a weighted-average volatility of 53.6%, and an expected life of 6 years.

Option Exercises and Fiscal 2005 Year-End Values

         There were no exercises of options by any of the officers named in the Summary Compensation Table during the fiscal year ended December 31, 2005. The following table specifies the number and value of unexercised options held as of December 31, 2005, by the persons named in the Summary Compensation Table above.

                                                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                                                          AND FISCAL YEAR-END VALUES

                                         Number of Shares
                                 Underlying Unexercised Options at                 Value of Unexercised
                                          Fiscal Year End               In-the-Money Options at Fiscal Year End(1)
                                ----------------------------------      -------------------------------------------

         Name                     Exercisable       Unexercisable         Exercisable $           Unexercisable $
------------------------        ---------------    ---------------      -----------------        ------------------
James M. Williams                    150,000            50,000               $43,000                  $4,000

Scott S. Wheeler                      40,000            20,000               $19,300                  $1,500

----------------

(1) Based on a market value of $4.03 per share, the closing price of our Common Stock on December 30, 2005, the last trading day of our fiscal year, as reported by the NASDAQ National Market.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

         The Company's President and Chief Executive Officer accepted employment with the Company commencing October 1, 2002 pursuant to terms set forth in a letter from the Company, a copy of which is filed as Exhibit 10.7. Pursuant to this letter, Mr. Williams is an "at will" employee with (1) salary payable at the rate of $290,000 per annum and eligibility for an annual bonus up to a maximum of 50% of gross salary based upon achievement of mutually agreed performance standards, (2) options for 200,000 shares of Company common stock vesting over a period of four years, (3) a car allowance of $750 per month, (4) the right to participate in group medical insurance and similar benefits available to all employees, and (5) a severance benefit equal to one year's salary in the event his employment is terminated without cause. Pursuant to the letter also, the Company provided Mr. Williams with relocation assistance, including a $20,000 per year housing assistance bonus during the first three years of employment, reimbursement for moving costs, reimbursement for certain costs in connection with sale of a previous home and purchase of a new one, and gross up to alleviate the income tax impact of the additional consideration.

Compensation of Directors

         Outside directors are reimbursed for out-of-pocket travel expenses related to Board meetings and receive a stipend of $3,000 for each Board meeting attended. The Audit Committee chairperson receives a stipend of $700 for each Audit Committee meeting chaired, the Compensation Committee chairperson receives a stipend of $500 for each committee meeting chaired, and the Board Chairman receives a stipend of $1,000 for each meeting chaired. Total payments made to all directors in 2005 were $76,800, plus travel expenses.

         Non-employee directors receive an annual option grant pursuant to the Company's 2002 Stock Option Plan (the "Plan") to purchase 10,000 shares of the Company's Common Stock. The Chairman receives an additional option to purchase 5,000 shares of the Company's Common Stock. The exercise price may not be less than the fair market value of a share of Common Stock on the date of grant and the grant date will be the stockholder annual meeting date. Each option vests in three approximately equal annual installments commencing one year after the date of grant of the option, provided that the director has continuously served as director or employee from the date of grant.

Compensation Committee Interlocks and Insider Participation

         During the fiscal year ended December 31, 2005, executive compensation was administered by the Compensation Committee comprised of three independent members of the Board of Directors, Van Tunstall, James Wong and F. Christopher Cruger.

Report of the Compensation Committee on Executive Compensation

         The Compensation Committee of the Board of Directors is comprised of non-employee directors. The members of the Compensation Committee during fiscal 2005 were Van Tunstall, F. Christopher Cruger and James Wong. The Compensation Committee is responsible for setting and administering the policies governing annual compensation of the executive officers of Monterey Gourmet Foods. The Compensation Committee reviews the performance and compensation levels for executive officers and sets salary levels.

         The goals of Monterey Gourmet Foods' executive officer compensation policies are to attract, retain and reward executive officers who contribute to Monterey Gourmet Foods' success, to align executive officer compensation with performance and to motivate executive officers to achieve Monterey Gourmet Foods' business objectives. Monterey Gourmet Foods uses salary, bonus compensation and option grants to attain these goals. The Compensation Committee reviews compensation surveys to compare Monterey Gourmet Foods' compensation package with that of similarly-sized food companies. In preparing the performance graph set forth in the section entitled "Comparison of Stockholder Return," Monterey Gourmet Foods has selected the Nasdaq National Stock Market Index as its published industry index; however, the companies included in Monterey Gourmet Foods salary surveys are not necessarily those included in this index, because companies in the index may not compete with Monterey Gourmet Foods for executive talent, and companies which do compete for executive officers may not be publicly traded.

         Base salaries of executive officers are reviewed annually by the Compensation Committee and adjustments are made based on (i) salary recommendations from the Chief Executive Officer, (ii) individual performance of executive officers for the previous fiscal year, (iii) financial results of Monterey Gourmet Foods for the previous year and (iv) reports to the Compensation Committee concerning competitive salaries, scope of responsibilities of the officer position and levels paid by similarly-sized food companies.

         The Company believes that employee equity ownership, through stock options, provides significant additional motivation to executive officers to maximize value for the Company's stockholders. Because stock options will be granted at the prevailing market price, they will only have value if the Company's stock price increases over the exercise price. Therefore, the Committee believes that stock options will serve to align the interests of executive officers closely with other stockholders through the direct benefit executive officers receive through improved stock performance. The Committee reviews the 2002 Stock Option Plan and the grant of stock options with the foregoing philosophy. Levels of compensation, particularly bonuses and incentive compensation are tied to both the overall performance of the Company as well as the effectiveness of each individual executive in adding to that performance.

         The Committee approved Mr. Williams' compensation as President and Chief Executive Officer, including his salary and bonus. The Committee reviewed Mr. Williams's performance based on objectives for net income, large customer management, new product introductions, product line diversification, acquisitions, and certain other measures. Mr. Williams was eligible to receive a bonus of up to 50% of his annual salary based upon the achievement these goals. A bonus of $124,350 was paid in 2005 and 2006 based on accomplishments during 2005. The Committee also reviewed Mr. Williams' equity compensation in 2004 and granted Mr. Williams additional options. The size and terms of Mr. Williams' option grant were based on the responsibilities, expected future contributions of Mr. Williams, the compensation of CEOs at similarly situated companies and the retention value of the grant.

         During 2004, Scott S. Wheeler served as Chief Financial Officer. The Compensation Committee in conjunction with the Audit Committee and the CEO, reviewed his compensation package to verify that is was commensurate with his performance, experience and contribution to the Company. A bonus of $15,000 was paid in 2006 based on accomplishments during 2004.

         During the fiscal year ended December 31, 2005, the Committee granted options to certain key individuals whom the committee believes can have the most impact on the current price of the Company's stock. The Committee reduced the number of employees who are eligible to received options and reviewed the impact of FAS 123R on Company profitability. The Committee also reviewed, changed and approved a bonus plan for all salaried employees and plant work leaders to be paid based on achievement of quarterly and annual net income goals.

         Section 162(m) of the Internal Revenue Code restricts deductibility of executive compensation paid to Monterey Gourmet Foods' chief executive officer and each of the four other most highly compensated executive officers holding office at the end of any year to the extent such compensation exceeds $1,000,000 for any of such officers in any year and does not qualify for an exception under
Section 162(m) or related regulations. The Committee's policy is to qualify its executive compensation for deductibility under applicable tax laws to the extent practicable. Income related to stock options granted under the Option Plan generally qualifies for an exemption from these restrictions imposed by Section 162(m). In the future, the Committee will continue to evaluate the advisability of qualifying its executive compensation for full deductibility.

                                                 COMPENSATION COMMITTEE

                                                 Van Tunstall, Chairman
                                                 F. Christopher Cruger
                                                 James Wong


Comparison of Stockholder Return

         Set forth below is a line graph comparing the annual percentage change in the cumulative total return on the Company's Common Stock with the cumulative total return of the Nasdaq Stock Market Index (U.S. Companies) and peer issuers for the period commencing on December 31, 2000 (1) and ending on December 31, 2005.

          Comparison of Cumulative Total Return from December 31, 2000 through December 31, 2005:
                Monterey Gourmet Foods, NASDAQ Stock Market Index
                        (U.S. Companies) and Peer Issuers





                               [GRAPHIC OMITTED]




                                    Dec. 29,       Dec. 31,       Dec. 31,       Dec. 26,       Dec. 23,       Dec. 30,
                                    --------       --------       --------       --------       --------       --------
                                      2000           2001           2002           2003           2004           2005
                                      ----           ----           ----           ----           ----           ----
Monterey Gourmet Foods               $100.0        $ 157.1        $  78.9        $  73.7        $  67.8        $  84.8
NASDAQ Stock Market (U.S.)           $100.0        $  79.3        $  54.8        $  80.9        $  88.6        $  91.1
Peer Issuers                         $100.0        $ 121.7        $  92.9        $ 104.4        $  94.5        $ 111.4

-----------

(1) The index level for all series was set to $100.00 on 12/29/2000, and it was assumed that all dividends were reinvested. No dividends have been declared on the Company's Common Stock. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The table below sets forth (except as noted in the footnotes to the table), certain information with respect to the beneficial ownership of the Company's Common Stock by (i) all persons known by the Company to be the beneficial owners of more than 5% of the outstanding Common Stock of the Company as of December 31, 2005, (ii) each director and director-nominee of the Company,
(iii) the Chief Executive Officer and Chief Financial Officer as of December 31, 2005, and (iv) all executive officers and directors of the Company as of December 31, 2005, as a group.

                                                                                    Shares Owned
                                                                   --------------------------------------------------
Name and Address of Beneficial Owner (1)                             Number of Shares          Percentage of Class
--------------------------------------------------------------     ------------------------  ------------------------
Gruber and McBaine Capital Management (2)                                2,956,625                     18.68%
50 Osgood Place, Penthouse
San Francisco, CA 94133

Fidelity Investments (3)                                                 1,408,700                       8.9%
82 Devonshire Street
Boston, MA 02109

T Rowe Price Associates, Inc. (4)                                        1,111,400                       7.0%
100 East Pratt Street
Baltimore, MD 21202

Dimensional Fund Advisors (5)                                            1,303,492                       8.2%
1299 Ocean Ave
Santa Monica, CA 90401

Heartland Advisors, Inc. (6)                                               745,457                       4.7%
789 North Water Street
Milwaukee, WI  53202

AWM Investment Co., Inc. (7)                                               871,599                       5.5%
153 East 53rd Street
New York, NY  10022

F. Christopher Cruger (8)                                                   56,317                        *

Van Tunstall (9)                                                           126,240                        *

Michael P. Schall (10)                                                      58,350                        *

James Wong (11)                                                             81,000                        *

Charles B. Bonner (12)                                                     177,477                       1.1%

Scott Wheeler (13)                                                          43,000                        *

Walter L. Henning (14)                                                     103,700                        *

James M. Williams (15)                                                     155,950                        *

John H. McGarvey (16)                                                            0                        *

All Officers and Directors as a group (9 persons) (17)                     802,034                       5.0%

-------------------------
* Represents less than 1%

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options or warrants held by that person that are currently exercisable or will become exercisable within sixty (60) days after December 31, 2005 are deemed outstanding, while such shares are not deemed outstanding for purposes of computing percentage ownership of any other person. Options granted under the Company's 2002 Stock Option Plan (the "2002 Stock Option Plan") generally becomes exercisable as the underlying shares vest. Unless otherwise indicated in the footnotes below, the persons and entities named in the table have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Unless otherwise indicated, the address of each of the individuals listed in the table is: c/o Monterey Gourmet Foods, Inc., 1528 Moffett Street, Salinas, CA 93905.

(2) Jon D. Gruber and J. Patterson McBaine are the only managers of, and hold all executive offices of, Gruber and McBaine Capital Management LLC ("GMCM"), an investment advisor. GMCM is the general partner of Lagunitas Partners, L.P. ("Lag"), a California investment limited partnership. As of December 31, 2005, GMCM had shared voting and investment power over 2,330,855 shares; Mr. Gruber had sole voting and investment power over 298,820 shares and shared voting and investment power over 2330855 shares; Mr. McBaine had sole voting and investment power over 326,950 shares and shared voting and investment power over 2,330,855 shares; Lag has sole voting and investment power over 1,137,085 shares; Mr. Eric Swergold, an investment manager, has shared voting and investment power over 2,330,855 shares. Neither Mr. Gruber nor Mr. McBaine participate in the Management of the Company, direct the policies of the company, or serve on the Board of Directors of the Company.

(3) As of December 31, 2005, FMR Corp. on behalf of certain of its direct and indirect subsidiaries, and Fidelity International Limited on behalf of certain of its direct and indirect subsidiaries (collectively "Fidelity"), indirectly held 1,408,700 shares of Company stock. The beneficial ownership arises in the context of passive investment activities only by the various investment accounts managed by Fidelity on a discretionary basis (the "Fidelity Accounts"). Neither Fidelity nor the Fidelity Accounts participate in the Management of the Company, direct the policies of the company, or serve on the Board of Directors of the Company. No Fidelity officer serves as an executive officer of the Company.

(4) As of December 31, 2005, T. Rowe Price Associates, Inc ("Price Associates") had sole dispositive power for an entire holding of 1,111,400 shares and sole voting power over 256,800 shares. These securities are owned by various individual and institutional investors for whom Price Associates serves as investment advisor with power to direct investments and/or sole power to vote the securities. For purposes of the reporting requirements of the Securities Exchange Act of 1934, Price Associates expressly disclaims that it is, in fact, the beneficial owner of such securities.

(5) As of December 31, 2005, Dimensional Fund Advisors Inc ("Dimensional") an investment advisor registered under Section 203 of the Investment Advisors Act of 1940 which furnishes investment advice to four investment companies registered under the Investment Company Act of 1940 and serves as investment manager to certain other commingled groups trusts and separate accounts directly or indirectly held 1,303,492 shares of Company stock. In its role as investment advisor or manager, Dimensional possesses investment and/or voting power over 1,303,492 shares. However, Dimensional disclaims beneficial ownership of these securities. In addition, no Dimensional officer serves as an executive officer or director of the Company.

(6) As of December 31, 2005, Heartland Advisors, Inc. ("Heartland"), in its capacity of investment advisor, may be deemed to have beneficial ownership of 745,457 shares of the common stock of the Company. Heartland had voting power and/or dispositive power over 745,457 shares.

(7) As of December 31, 2005, AWM Investment Co., Inc. ("AWM"), in its capacity of investment advisor, may be deemed to have beneficial ownership of 871,599 shares of the common stock of the Company. Mr. Austin W. Marxe and Mr. David M. Greenhouse are the controlling principals of AWM Investment Company, Inc. AWM had voting power and/or dispositive power over 871,599 shares.

(8) Includes 51,250 shares subject to options granted under the 2002 Stock Option Plan which are exercisable within sixty (60) days of December 31, 2005.

(9) Includes 105,000 shares subject to options granted under the 2002 Stock Option Plan which are exercisable within sixty (60) days of December 31, 2005.

(10) Includes 51,250 shares subject to options granted under the 2002 Stock Option Plan which are exercisable within sixty (60) days of December 31, 2005.

(11) Includes 75,000 shares subject to options granted under the 2002 Stock Option Plan which are exercisable within sixty (60) days of December 31, 2005.

(12) Includes 108,750 shares subject to options granted under the 2002 Stock Option Plan which are exercisable within sixty (60) days of December 31, 2005.

(13) Includes 40,000 shares subject to options granted under the 2002 Stock Option Plan which are exercisable within sixty (60) days of December 31, 2005.

(14) Includes 6,200 shares held in an IRA account in the name of Teresa A. Henning to which Mr. Henning claims beneficial ownership, and 75,000 shares subject to options granted under the 2002 Stock Option Plan which are exercisable within sixty (60) days of December 31, 2005.

(15) Includes 150,000 shares subject to options granted under the 2002 Stock Option Plan which are exercisable within sixty (60) days of December 31, 2005.

(16) Mr. McGarvey was elected to the Board of Directors in February 2006 and does not own any of the Company's stock and has not been issued any options under the 2002 Stock Option Plan.

(17) Includes 656,250 shares subject to options granted under the 2002 Stock Option Plan which are exercisable within sixty (60) days of December 31, 2005.

         Additional information required by this item covering equity compensation plans offered by the Company is incorporated by reference from Note 10 to the consolidated financial statements contained in Item 15.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      None

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

         The Audit Committee of the Board of Directors of Monterey Gourmet Foods has selected BDO Seidman, LLP as independent registered public accounting firm to audit the consolidated financial statements of Monterey Gourmet Foods for the calendar year ending December 31, 2005. BDO Seidman, LLP has acted in such capacity since its appointment in fiscal year 1997. The following table sets forth the aggregate fees billed to Monterey Gourmet Foods for the fiscal year ended December 26, 2004 and for the calendar year ended December 31, 2005 by BDO Seidman, LLP:

                                                Fiscal 2004        Fiscal 2005
                                              ---------------    ---------------

         Audit Fees (1)....................       $171,000           $239,000

         Audit-Related Fees (2)............       $  6,900           $ 41,600

         Tax Fees (3)......................       $ 38,000           $ 31,000

         All Other Fees ...................       $      0           $      0


         (1) Audit Fees consist of fees billed for professional services rendered for the audit of the Company's consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by BDO Seidman, LLP in connection with statutory and regulatory filings or engagements.
         (2) Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company's consolidated financial statements and are not reported under "Audit Fees." These services generally include fees for due diligence related to business acquisitions and equity awards.
         (3) Tax Fees consist of fees billed for professional services rendered for annual compliance filings, ongoing tax planning, consultation regarding the tax implication of proposed or pending transactions.

         The Audit Committee must pre-approve audit and non-audit services provided to the Company by the independent registered public accounting firm (or subsequently approve non-audit services in those circumstances where a subsequent approval is necessary and permissible); in this regard, the Audit Committee has the sole authority to approve the hiring and firing of the independent registered public accounting firm, all audit engagement fees, terms and all non-audit engagements, as may be permissible, with the independent registered public accounting firm. Pre-approval was obtained from the audit committee for all fees incurred by the independent registered public accounting firm.

                                     PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) - (2)   Consolidated Financial Statements of Monterey Gourmet Foods:                  Page Number (s)
                                                                                             ---------------
         Report of Independent Registered Public Accounting Firm                                    37
         Consolidated Balance Sheets: Year-End 2004 and 2005                                        38
         Consolidated Statements of Operations: Years Ended 2003, 2004 and 2005                     39
         Consolidated Statements of Stockholders' Equity: Years Ended 2003, 2004 and 2005           40
         Consolidated Statements of Cash Flows:  Years Ended 2003, 2004 and 2005                    41
         Summary of Significant Accounting Policies                                                42-47
         Notes to Consolidated Financial Statements                                                47-62
         Schedule II - Valuation and Qualifying Accounts                                            63

         All other schedules have been omitted since the required information is contained in the Consolidated Financial Statements or because such schedules are not required.

(a)(3) Exhibits: See Index to Exhibits on page 65. The Exhibits listed in the accompanying Index of Exhibits are filed or incorporated by reference as part of this report. Exhibit Nos. 10.1, 10.2, and 10.7, are management contracts or compensatory plans or arrangements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Stockholders and Board of Directors of Monterey Gourmet Foods, Inc.


We have audited the accompanying consolidated balance sheets of Monterey Gourmet Foods as of December 26, 2004 and December 31, 2005 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2005. We have also audited the schedule listed in the accompanying index at Item 15(a). These financial statements and the schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Monterey Gourmet Foods at December 26, 2004 and December 31, 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.



BDO Seidman, LLP
San Francisco, California
March 1, 2006

                          MONTEREY GOURMET FOODS, INC.
                           CONSOLIDATED BALANCE SHEET
                      (in thousands, except share amounts)

                                                                                   December 26, 2004    December 31, 2005
                                                                                   -----------------    -----------------
ASSETS
Current assets:
  Cash and cash equivalents                                                        $             569    $             330
  Accounts receivable less allowances of $240 and $992                                         6,212                9,342
  Inventories                                                                                  4,325                6,949
  Deferred tax assets-current                                                                  1,126                1,030
  Prepaid expenses and other                                                                     957                  866
                                                                                   -----------------    -----------------

   Total current assets                                                                       13,189               18,517

  Property and equipment, net                                                                 14,768               14,324
  Deferred tax assets-long term                                                                4,519                6,172
  Deposits and other                                                                             126                  148
  Intangible assets, net                                                                       6,114               11,088
  Goodwill                                                                                     8,143               11,956
                                                                                   -----------------    -----------------

   Total assets                                                                    $          46,859    $          62,205
                                                                                   =================    =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Bank overdraft                                                                  $              --    $           1,507
   Line of credit                                                                                 51                3,000
  Accounts payable                                                                             2,298                4,171
  Accrued payroll and related benefits                                                         1,042                1,246
  Accrued and other current liabilities                                                        1,277                1,053
  Current portion of notes, loans, and capital leases payable                                    757                2,521
                                                                                   -----------------    -----------------

   Total current liabilities                                                                   5,425               13,498

Notes, loans, and capital leases payable, less current portion                                 1,651                6,626

Deferred tax liability-long term                                                                 567                2,812

Minority interest                                                                                 --                  159

Stockholders' equity:
  Preferred stock, $.001 par value,
  1,000,000 shares authorized, none outstanding
  Common stock, $.001 par value,
  50,000,000 shares authorized, 14,392,574 and 14,514,038 issued and outstanding                  14                   14
  Additional paid-in capital                                                                  45,103               45,534
  Accumulated deficit                                                                         (5,901)              (6,438)
                                                                                   -----------------    -----------------
  Total stockholders' equity                                                                  39,216               39,110
                                                                                   -----------------    -----------------

   Total liabilities and stockholders' equity                                      $          46,859    $          62,205
                                                                                   =================    =================

    See accompanying summary of significant accounting policies and notes to consolidated financial statements

                          MONTEREY GOURMET FOODS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (in thousands, except share and per share amounts)

                                                                    Years Ended
                                                   --------------------------------------------
                                                       2003            2004            2005
                                                   ------------    ------------    ------------
 Net revenues                                      $     60,490    $     62,491    $     85,248

 Cost of sales                                           41,921          46,023          62,016
                                                   ------------    ------------    ------------

 Gross profit                                            18,569          16,468          23,232

 Selling, general and administrative expenses            17,161          18,224          23,590
 Loss on disposition of assets                               --              (5)             --
                                                   ------------    ------------    ------------
 Operating income (loss)                                  1,408          (1,761)           (358)

 Other income (expense), net                                 (1)             42              18
 Interest income (expense), net                              72            (130)           (628)
                                                   ------------    ------------    ------------

 Income (loss) before provision for income taxes          1,479          (1,849)           (968)

 Income tax benefit (provision)                            (444)            505             431
                                                   ------------    ------------    ------------

  Net income (loss)                                $      1,035    $     (1,344)   $       (537)
                                                   ============    ============    ============


Net income (loss) per common share
 Basic income (loss) per common share              $       0.07    ($      0.09)   ($      0.04)

 Diluted income (loss) per common share            $       0.07    ($      0.09)   ($      0.04)

 Basic shares outstanding                            14,206,627      14,343,386      14,450,251
 Diluted shares outstanding                          14,414,931      14,343,386      14,450,251

    See accompanying summary of significant accounting policies and notes to consolidated financial statements

                          MONTEREY GOURMET FOODS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    FOR THE YEARS ENDED 2003, 2004, and 2005
                      (in thousands, except share amounts)

                                               Common Stock
                                     ---------------------------------      Additional       Accumulated
                                         Shares            Amount        Paid-in Capital       Deficit             Total
                                     ---------------   ---------------   ---------------   ---------------    ---------------
Balance, end of 2002                      14,196,391                14            44,519            (5,592)            38,941

Issuance of common stock under
Employee Stock Purchase Plan                  15,695                --                54                --                 54

Exercise of stock options for cash             1,596                --                 4                --                  4

Tax benefit of disqualifying
dispositions                                      --                --                 1                --                  1

Net income for the year                           --                --                --             1,035              1,035
                                     ---------------   ---------------   ---------------   ---------------    ---------------

Balance, end of 2003                      14,213,682                14            44,578            (4,557)            40,035

Issuance of common stock under
Employee Stock Purchase Plan                  14,964                --                43                --                 43

Exercise of stock options for cash           163,928                --               427                --                427

Tax benefit of disqualifying
dispositions                                      --                --                55                --                 55

Net income (loss) for the year                    --                --                --            (1,344)            (1,344)
                                     ---------------   ---------------   ---------------   ---------------    ---------------

Balance, end of 2004                      14,392,574   $            14   $        45,103   $        (5,901)   $        39,216

Issuance of common stock under
Employee Stock Purchase Plan                   8,198                --                25                --                 25

Exercise of stock options for cash            51,116                --               128                --                128

Compensation expense due to
modification of stock option                      --                --                80                --                 80

Stock issued as part of an
acquisition                                   62,150                --               198                                  198

Net income (loss) for the year                    --                --                --              (537)              (537)
                                     ---------------   ---------------   ---------------   ---------------    ---------------

Balance, end of 2005                      14,514,038   $            14   $        45,534   $        (6,438)   $        39,110
                                     ===============   ===============   ===============   ===============    ===============

    See accompanying summary of significant accounting policies and notes to consolidated financial statements

                          MONTEREY GOURMET FOODS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (in thousands, except share amounts)

                                                                                         Years Ended
                                                                            --------------------------------------
                                                                               2003          2004          2005
                                                                            ----------    ----------    ----------
Cash flows from operating activities:
Net income (loss)                                                           $    1,035    $   (1,344)   $     (537)
Adjustments to reconcile net income (loss) to net cash provided by operating activities net of acquisition:
           Deferred income taxes                                                   313          (557)         (379)
           Depreciation and amortization                                         2,082         2,510         3,033
           Provisions for allowances for bad debts, returns,
              adjustments and spoils                                             3,211         3,646         4,792
           Provisions for inventory allowances                                     510           550           499
           Tax benefit of disqualifying dispositions                                 1            55            --
          Non-cash stock compensation                                               --            --            80
           Loss on disposition of assets                                            --             5            --
           Changes in assets and liabilities:
               Accounts receivable                                              (3,429)       (2,924)       (6,554)
               Inventories                                                      (1,146)         (267)       (2,473)
               Prepaid expenses and other                                         (389)          538           205
               Bank overdraft                                                       --            --            --
               Accounts payable                                                   (353)           (3)          972
               Accrued and other current liabilities                              (324)         (311)         (742)
                                                                            ----------    ----------    ----------
                  Net cash provided by operating activities                      1,511         1,898        (1,104)
                                                                            ----------    ----------    ----------

Cash flows from investing activities:
           Purchase of property and equipment                                   (3,029)         (777)       (1,071)
           Acquisition of business net of cash and minority interest               (79)       (7,689)       (9,062)
                                                                            ----------    ----------    ----------
     Net cash used in investing activities                                      (3,108)       (8,466)      (10,133)
                                                                            ----------    ----------    ----------

Cash flows from financing activities:
           Proceeds from bank borrowing                                             --         2,000         7,500
           Bank overdraft                                                           --            --         1,507
           Line of Credit                                                           --            --         3,000
           Repayment of debt                                                        --          (610)       (1,143)
           Repayment of capital lease obligations                                  (14)           (8)          (19)
           Proceeds from issuance of common stock                                   58           470           153
                                                                            ----------    ----------    ----------
   Net cash provided by financing activities                                        44         1,852        10,998
                                                                            ----------    ----------    ----------

Net decrease in cash and cash equivalents                                       (1,553)       (4,716)         (239)

Cash and cash equivalents, beginning of period                                   6,838         5,285           569
                                                                            ----------    ----------    ----------
Cash and cash equivalents, end of period                                    $    5,285    $      569    $      330
                                                                            ==========    ==========    ==========

Cash payments:
             Interest                                                       $        1    $      131    $      634
             Income taxes                                                          166            89             7

Non-cash investing and financing activities:
             Note issued to seller in acquisition of business               $       --    $    1,000    $       --
             Capital lease obligations assumed in acquisition of business           --             5            86
             Issuance of stock for acquisiton of business                           --            --           198

    See accompanying summary of significant accounting policies and notes to consolidated financial statements

                           MONTEREY GOURMET FOODS, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     1.  Summary of Significant Accounting Policies

         Principles of Consolidation and Nature of Operations

         The consolidated financial statements include the accounts of Monterey Gourmet Foods, Inc. (a producer, distributor, and marketer of refrigerated gourmet food products), together with its wholly owned subsidiary, Monterey Pasta Development Company (a franchiser of restaurants - inactive), 84.5% owned CIBO Naturals, LLC, 60% owned Casual Gourmet Foods, Inc. and 80% owned Sonoma Foods, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation. Collectively, Monterey Gourmet Foods, CIBO Naturals, LLC, Monterey Pasta Development Company, Casual Gourmet Foods, and Sonoma Foods are referred to as the "Company."

         The consolidated financial statements include the Company's accounts and the accounts of wholly- and majority-owned subsidiaries. The Company consolidates all of the majority-owned subsidiaries and reflects minority interest on the consolidated balance sheet of Sonoma Foods because of the uncertainty that Monterey will purchase the remaining shares from the minority shareholders. No minority interest has been recorded for the acquisitions of CIBO and Casual because the purchase of the remaining shares is mandated by the purchase agreements over the next several years at a price derived from a predetermined calculation. Monterey is the sole source of any financing needed by its majority-owned subsidiaries.

         The Company's production facilities and distribution center are located in Salinas (Monterey County), California, Seattle, Washington, and Eugene, Oregon. Its products are available throughout the United States as well as selected distribution areas in Canada, the Caribbean, Latin America, and Asia Pacific. The principal customers are retail groceries and club stores. The Company offers credit and payment terms to its customers in line with industry practices, generally calling for unsecured trade accounts receivable.

         Accounting Periods

         On June 16, 2005, the Board of Directors approved a resolution to change the fiscal year of the Company to a calendar year. Prior to this change the Company employed a 4-week, 4-week, 5-week reporting period with the fiscal year ending on the last Sunday of each calendar year (52/53-week year). The 2004 fiscal year ended on December 26, 2004 and the 2005 fiscal year would have ended on December 25, 2005. The change was made primarily to accommodate the consolidation process of newly acquired subsidiaries. . The Company recorded sales of $1.1 million between December 26, 2005 and December 31, 2005

         Cash and Cash Equivalents

         The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company's cash consists primarily of cash in the Company's bank account.

         Accounts Receivable and Allowances

         The Company provides allowances for estimated credit losses, product returns, spoilage, and adjustments at a level deemed appropriate to adequately provide for known and inherent risks related to such amounts. The allowances are based on reviews of history of losses, returns, spoilages, adjustments, contractual relationships with customers, current economic conditions, and other factors that warrant consideration in estimating potential losses. The Company has a policy that estimates potential returns, spoilages, and adjustments to revenues; then management adjusts these amounts for known information specific to each customer. After all attempts to collect a receivable have failed, the receivable is written off against the allowance.

         While management uses the best information available in making its determination, the ultimate recovery of recorded accounts and other receivables is also dependent on future economic and other conditions that may be beyond management's control.

         Inventory Valuation

         Inventories are stated at the lower of cost (using the first-in, first-out method) or market and consist principally of component ingredients to the Company's refrigerated pasta and sauces, finished goods, and packaging materials. Many of the ingredients used in the Company's products are short shelf-lived products and if not used in a certain amount of time may spoil. Management estimates that the raw material will be used in a timely manner; however, management has established certain reserves for the potential of inventory obsolescence, especially for slow moving inventory. As of December 31, 2005 and December 26, 2004, the Company reduced the carrying value of its inventory by $123,000 and $213,000 respectively. This write-down was made to cover certain refrigerated raw material inventory that is nearing its shelf-life, certain packaging labels for products that may be rotated out of the Club Store accounts and for products that have already been rotated out of the Club Store accounts that may or may not be rotated back into the Club Store accounts. The allowance is established based on management's estimate of alternative usage or salvage value of obsolete inventory. Management believes its estimates for spoiled and obsolete inventory is adequate given the current volume of business to its current customers.

         Advertising Costs

         The Company expenses advertising costs as incurred or when the related campaign commences. The Company spent $145,000, $149,000 and $253,000 on advertising during 2003, 2004, and 2005 respectively.

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

         Goodwill and Intangible Assets

         Intangible assets other than goodwill consist of tradenames, customer lists, and non-competes and other intangibles and are recorded at cost, net of accumulated amortization. Non-compete agreements are amortized on a straight-line basis over the life of the non-compete agreement ranging from six to nine years. Registered trademarks and tradenames are determined to have indefinite lives and are not amortized. Other tradenames are amortized over four years. Customer lists are amortized over a period ranging from nine to twelve years. Certain customer lists are amortized on an accelerated basis if the number of customers are many and there is a possibility of customer turnover, otherwise customer lists are amortized on a straight-line basis. Recipes and processes are amortized on a straight-line basis over a range of three years to six years. Certain acquired recipes, because of their strategic nature, are deemed to have indefinite lives.

         Effective January 1, 2002 under SFAS 142, "Goodwill and Other Intangible Assets" goodwill and intangible assets with indefinite useful lives are to be tested for impairment at least annually. Intangible assets with finite useful lives continue to be amortized over their respective estimated useful lives. The primary identifiable intangible assets of the Company's reporting units are trademarks, tradenames and customer relationships acquired in business acquisitions. Identifiable intangibles with finite lives are amortized and those with indefinite lives are not amortized. The estimated useful life of an identifiable intangible asset to the reporting unit is based upon a number of factors, including the effects of demand, competition, and future cash flows. As of December 31, 2005, the net book value of trademarks and other identifiable intangible assets was $11.1 million.

         Identifiable intangible assets that are subject to amortization are evaluated for impairment using a process similar to that used to evaluate elements of property. Identifiable intangible assets not subject to amortization are assessed for impairment at least as often as annually and as triggering events may occur. The impairment test for identifiable intangible assets not subject to amortization consists of a comparison of the fair value of the intangible asset with its carrying amount. In making an assessment, management relies on a number of factors to discount anticipated future cash flows including operating results, business plans and present value techniques. Rates used to discount cash flows are dependent upon interest rates and the cost of capital at the relevant point in time. There are inherent uncertainties related to these factors and management's judgment in applying them to the analysis of intangible asset impairment. It is possible that assumptions underlying the impairment analysis will change in such a manner that impairment in value may occur in the future.

         Goodwill is not amortized but is subject to periodic assessments of impairment. At December 31, 2005, the Company had $12.0 million of goodwill on its books. Goodwill is assessed for impairment at least as often as annually and as triggering events may occur. The Company performs its annual review in the fourth quarter of each year. Recoverability of goodwill is evaluated using a comparison of the fair value of a reporting unit with its carrying value.

         In evaluating the recoverability of goodwill, it is necessary to estimate the fair value of the reporting units. In making this assessment, management relies on a number of factors to discount anticipated future cash flows including operating results, business plans and present value techniques. Rates used to discount cash flows are dependent upon interest rates and the cost of capital at the relevant point in time. There are inherent uncertainties related to these factors and management's judgment in applying them to the analysis of goodwill impairment. It is possible that assumptions underlying the impairment analysis will change in such a manner that impairment may occur in the future.

         In the fourth quarter 2005, Casual Gourmet saw a significant reduction in its sales to its two largest customers. If revenues to these two customers do not return to historical levels, the Company may need to impair the goodwill and or intangible assets that have previously been recorded. The Company has taken many steps to restore the sales to these two major customers. The Company is introducing among other items: Anti-Biotic all white meat chicken sausages, Nitrite free chicken sausages, sausages made with organic chicken, flavored pork sausages, and other products that fit under the Casual Gourmet label. The Company is also introducing these products into the retail market place through Monterey Gourmet Foods' retail sales force.


         Income Taxes and Deferred Tax Asset Valuation Allowance

         The Company accounts for corporate income taxes in accordance with SFAS 109, "Accounting for Income Taxes" which requires an asset and liability approach. This approach results in the recognition of deferred tax assets (future tax benefits) and liabilities for the expected future tax consequences of temporary timing differences between the book carrying amounts and the tax basis of assets and liabilities. Future tax benefits are subject to a valuations allowance to the extent of the likelihood that the deferred tax assets may not be realized. The Company's deferred tax assets include significant amounts of NOLs. During 2005, the valuation allowance was decreased due to the consideration of the impact of deferred tax liabilities resulting from acquisitions which affected the Company's assessment of the realization of such NOLs. The amount of the valuation allowance is significantly dependant on management's assumptions regarding future taxable income and the availability of these NOLs to offset future taxable income. The effect on the Company's net income is significant whenever the estimate changes. The Company expects to utilize all of the NOLs in future years.


         Revenue Recognition

         The Company recognizes revenues through sales of its products primarily to grocery and club store chains. Revenues are recognized once there is evidence of an arrangement (such as a customer purchase order), product has been shipped to the customer or (in the case of Costco wholesales) when the product has been delivered to the customer, the price and terms are fixed, and collectibility is reasonably assured. Accordingly, sales are recorded when goods are shipped or delivered, at which time title and risk of loss have passed to the customer, consistent with the freight terms for most customers. Potential returns, adjustments and spoilage allowances which reduce net revenues are provided for in accounts receivable allowances and accruals. All pricing is quoted FOB shipping point to customers with freight included in the price for the convenience of the customer.

         The Company records shipping cost for product delivered to customers in selling general and administrative expense. These costs were approximately $3,158,000, $3,201,000 and $4,361,000 for 2003, 2004 and 2005 respectively. Any amounts charged to customers for freight and deliveries are included in revenues. Certain incentives granted to customers such as promotions, trade ads, slotting fees, terms discounts, and coupons are recorded as offsets to revenues.

         Workers Compensation Reserve

         The Company's California and Oregon locations entered into a partially self-insured worker's compensation program for fiscal year 2003 and have continued the program into 2005. This program features a fixed annual payment, with a deductible on a per occurrence basis. The annual expense consists of a base fee paid to an insurance company to administer the program, direct cash expenses to pay for injuries, an estimate for potential injuries that may have occurred but have not been reported, an estimate by the insurance company of costs to close out each injury and an estimate for injury development. The Company has been on this partially self-insured program for just three years and therefore has limited history of claim resolution available to support the Company's projected liabilities. Therefore the Company is using published industry actuarial data from an insurance carrier and reviewing each claim individually to determine the amount of reserves that should be established. Management believes that its current safety program and its safety record will provide the foundation to enable the Company to realize the premium savings partially self-insured programs are designed to achieve; however, estimated reserves may vary from future cash outlays. The remaining locations are on a fixed premium insurance contract that covers all costs including claims.


         Stock-based Compensation

         As permitted under the provisions of SFAS 123, Accounting for Stock-Based Compensation, for calendar year 2005, the Company accounted for employee stock-based transactions under Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees. However, SFAS 123 requires the Company to disclose pro forma net income and earnings per share as if the fair value method had been adopted. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. For non-employees, cost is also measured at the grant date, using the fair value method, but is actually recognized in the financial statements over the vesting period, or immediately if no further services are required.

         If the Company had elected the fair value method of accounting for stock-based compensation, compensation cost would be accrued at the estimated fair value of stock option grants over the service period, regardless of later changes in stock prices and price volatility. The fair value at date of grant for options granted in 2003, 2004, and 2005 have been estimated based on a modified Black-Scholes pricing model with the assumptions identified in the following table.

                                           2003          2004          2005
                                        ----------    ----------    ----------

         Dividend Yield                      --            --            --
         Volatility                       66.0%         54.9%         53.7%
         Risk-Free Interest Rates          4.60%         3.69%         3.58%
         Expected Lives in Years             5             4             6

         The table below shows net income per share for 2003, 2004, and 2005 as if the Company had elected the fair value method of accounting for stock options (dollars except per share data stated in thousands).

                                                                   2003            2004           2005
                                                               ------------    ------------    ------------
Net income (loss) as reported                                  $      1,035    $     (1,344)   $       (537)

Add:  stock-based employee compensaiton expense
   included in reported net loss, net of related tax effects             --              --              80

Deduct: total stock-based employee compensation
   determined under fair value method for all awards,
   net of related tax effects                                        (1,393)           (715)           (619)

Proforma net loss, as adjusted                                         (358)         (2,059)         (1,076)
                                                               ============    ============    ============

Earnings per share:
Basic, as reported                                             $       0.07    $      (0.09)   $      (0.04)
Basic, as adjusted                                             $      (0.03)   $      (0.14)   $      (0.07)
                                                               ============    ============    ============

Diluted, as reported                                           $       0.07    $      (0.09)   $      (0.04)
Diluted, as adjusted                                           $      (0.02)   $      (0.14)   $      (0.07)
                                                               ============    ============    ============


Basic shares                                                     14,206,627      14,343,386      14,450,251
Diluted Shares                                                   14,414,931      14,343,386      14,450,251

         Beginning with the fourth quarter of fiscal 2005, the Company increased the estimate of the expected life of new options granted to employees from four years to six years. This change in expected life assumption is based on historical experience, change in the amount of options issued, change in the mix of employees who receive options, as well as increasing the vesting period of the options granted.

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

         The primary purpose of the accelerated vesting was to eliminate future compensation expense the Company would otherwise recognize in its statement of operations with respect to these accelerated options upon the adoption of SFAS 123R "Share-Based Payment". SFAS 123R is effective for the Company beginning in the first quarter of 2006, and will require that compensation expense associated with stock options be recognized in the statement of operations, rather than as a footnote disclosure in the Company's consolidated financial statements. The acceleration of the vesting of these options does not impact the Company's financial statements.

         The Company has also changed the vesting period of all stock options issued after November 1, 2005 from a two year vesting period to a three year vesting period. In addition, the Company has significantly reduced the number of employees who previously would have been eligible to receive stock options.


         Segment and Enterprise-Wide Reporting

         The Company discloses segment enterprise-wide information in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Based upon definitions contained within SFAS No. 131, management has determined that the Company operates in one segment. In addition, virtually all revenues are in North America, and all of the long-lived assets are located within the United States.

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

Actual results could differ from those estimates. The most significant estimates made by the Company are those related to accounts receivable and deferred tax allowances, allocation of purchase price of acquired businesses, workers compensation reserves, depreciation of fixed assets, amortization of acquired intangible assets, and impairment assessments made for intangible assets and goodwill.


         Indemnifications

         The Company follows FASB Interpretation No. ("FIN") 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN 45 requires a guarantor to recognize, at the inception of a qualified guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.

         Pursuant to its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The Company has no liabilities recorded for these agreements as of December 31, 2005.

         The Company enters into indemnification provisions under (i) its agreements with other companies both in extraordinary transactions (such as acquisitions of a material amount of assets or other investment in other companies) and in its ordinary course of business, typically with business partners, contractors and customers, and its sublandlord and (ii) its agreements with investors. Under these provisions the Company has agreed to generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company's activities or, in some cases, as a result of the indemnified party's activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by the Company with regard to intellectual property and other rights. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. To date, the Company has not incurred any costs as there have been no lawsuits or claims related to these indemnification agreements. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2005.


         New Accounting Pronouncements

         In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections". This new standard replaces APB Opinion No. 20, "Accounting Changes in Interim Financial Statements", and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements", and represents another step in the FASB's goal to converge its standards with those issued by the International Accounting Standards Board ("IASB"). Among other changes, SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a "restatement." The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005. Management does not expect the adoption of SFAS 154 to have a material effect on the consolidated financial statements. As of December 31, 2005 this pronouncement had no impact on the consolidated financial statements.

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

         The Company currently utilizes a standard option pricing model (i.e., Black-Scholes) to measure the fair value of stock options granted to employees. While SFAS 123R permits entities to continue to use such a model, the standard also permits the use of a "lattice" model. The Company has not yet determined which model it will use to measure the fair value of employee stock options upon the adoption of SFAS 123R. See Note 10 to the Consolidated Financial Statements for further information. SFAS 123R also requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date. These future amounts cannot be estimated, because they depend on, among other things, when employees exercise stock options.

         The Company is required to adopt SFAS 123R effective January 1, 2006.

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

     2.  Business Acquisitions

                  The CIBO Naturals Purchase

         In 2004, the Company acquired an 80% interest in CIBO Naturals LLC ("CIBO"), a leading manufacturer of premium sauces and spreads located in Seattle, Washington. The Company paid CIBO and its members $7.0 million cash for 80% interest in CIBO. $3,000,000 went to the owners of CIBO and $4,000,000 went to pay down debt on the books of CIBO. The acquisition agreement provided for the purchase of the remaining 20% ownership after four years at a predetermined calculation based on earnings before taxes. The cash came partly from the Company's cash balances and from its credit facilities.

         CIBO produces a variety of refrigerated gourmet sauces and spreads including fresh pesto sauces, flavored cheeses, bruschetta toppings and tapenade spreads. CIBO's products are sold nationally through club stores, supermarket delis and specialty food stores. CIBO fits well with the Company's growth strategy in premium refrigerated foods. CIBO through its "CIBO Naturals" brand sells unique, high quality products and has developed a strong market position which the Company believes has great growth potential in both expanded distribution and in new products.

         As part of the acquisition, Management determined the components that represent the intangible assets are customer and distributor relationships, non-competition agreements, recipes and tradenames and goodwill purchased as part of the purchase price. Under the purchase method of accounting, the total estimated purchase price is allocated to CIBO's tangible and intangible assets based upon their estimated fair value as of the date of completion of the acquisition. Based upon the purchase price and valuation, and based on financial information at the time of the acquisition the purchase price allocation was as follows (in thousands of dollars):

          Cash paid directly to CIBO for debt payment      $   4,000
          Cash paid directly to owners of CIBO                 3,000
          Cash paid to buyout OBIC, Inc.'s 4.5% interest         317
          Acquisition costs incurred                             344
          ----------------------------------------------------------
          Total cost of acquisition                            7,661
          ----------------------------------------------------------
          Liabilities assumed:
             Accounts payable                                    485
             Accrued payroll and other related benefits           81
             Other accrued liabilities                           216
             Long term liabilities                             1,023
          Tangible assets acquired:
             Cash                                                (31)
             Accounts receivable, net of allowances             (633)
             Inventory                                          (274)
             Prepaid expenses and other                          (31)
             Fixed assets                                       (562)
          Intangible assets:
            Customer Relations                                (3,240)
            Non-compete                                         (270)
            Trademarks                                          (220)
            Recipes                                             (870)
          ----------------------------------------------------------
          Goodwill acquired in acquisition                 $   3,335
          ==========================================================

         On May 12, 2004, the Company purchased an additional 4.5% ownership in CIBO from OBIC, Inc. for $316,500 which is noted in the above purchase allocation. No earn-out was involved with this purchase. This purchase increased the Company's investment in CIBO to 84.5%.


         The Casual Gourmet Foods Purchase

         On January 11, 2005, the Company entered into a definitive agreement with Casual Gourmet Foods, Inc. ("Casual"), and the shareholders of Casual ("Shareholders") for the purchase by the Company of 100% of Casual's outstanding shares. The acquisition was structured to provide that the Company acquired 60% of Casual's outstanding shares immediately and will acquire the remaining 40% over the next three years. Casual, which produces branded gourmet sausages, prepared soups and other food products, is a Florida corporation with headquarters in Clearwater, Florida. Prior to entering into the Stock Purchase Agreement, there were no existing material relationships between or among the Company and Casual or its Shareholders. The Company acquired Casual in order to expand and diversify its product line in the specialty foods category in which it competes.

         For its initial acquisition, the Company paid $6.0 million in cash plus acquisition costs of $159,000. Purchase of the remaining shares over the next three years will be at a price derived from a predetermined calculation based upon a multiple of earnings before taxes, interest, depreciation and amortization during the interim periods. The Company is also the sole source of any financing needed by Casual in the interim period. Purchase accounting reflects the transaction as if the Company purchased 100% of Casual, because the Company, by contract is entitled to 100% of the profits, losses, cash flows, and supervision of the acquisition. No liability has been established for the remaining payments to Casual's shareholders because the liability is not quantifiable. When the Company determines the amount to be paid for the remaining shares of Casual, the Company's goodwill will increase by the corresponding amount.

         Casual will remain a separate entity until the acquisition is completed and, under additional agreement between the Company, Casual and the Shareholders, Casual's day-to-day operations until the acquisition is completed are managed by Casual's existing management under the direction of the board of directors; the Company controls a majority of the Board of Directors.

         Casual markets a wide range of refrigerated branded specialty items, including chicken sausages, chicken burgers, and gourmet soups. Their products are sold in club stores and retail food stores in 38 states. Some of their most popular sausage items include red bell pepper with basil, and spinach with Asiago cheese. Additional information about Casual Gourmet Foods, Inc. and its products can be found on its website at www.cgfoods.com

         As part of the acquisition, Monterey Gourmet Foods commissioned a valuation study to determine the components that represent the intangible assets and goodwill purchased as part of the initial purchase price. Under the purchase method of accounting, the total purchase price is allocated to Casual's tangible and intangible assets based upon their estimated fair value as of the date of completion of the acquisition. Based upon the purchase price, the preliminary estimation of deferred tax liability, which may change upon preparing the tax returns, and the financial information at the time of the acquisition, the purchase price allocation is as follows (in thousands of dollars):

       Cash paid directly to owners of Casual                  $   6,000
       Acquisition costs incurred                                    159
                                                               ---------
          Total cost of acquisition                                6,159
                                                               ---------
       Liabilities assumed:
           Accounts payable                                          325
           Income taxes payable                                      159
           Other accrued liabilities                                 504
           Long-term notes payable                                   266
       Deferred tax liability created at time of acquisition       1,069

       Tangible assets acquired:
            Cash on hand                                            (524)
           Accounts receivable, net                                 (524)
           Income tax refund recievable                             (264)
           Inventory                                                (315)
           Prepaid expenses and other                                (30)
           Fixed assets                                             (183)
       Computed interest on non-interest bearing notes                 8
       Intangible assets acquired:
           Customer Relations                                     (2,500)
           Non Compete                                              (800)
           Trademarks                                               (840)
           Recipes                                                  (400)

                                                               ---------
       Goodwill acquired in transaction                        $   2,110
                                                               =========

         The Sonoma Foods Purchase

         On April 7, 2005, the Company entered into a definitive agreement with Sonoma Foods, Inc. ("Sonoma"), and the shareholders of Sonoma ("Shareholders") for the purchase by the Company of 80% of Sonoma's outstanding shares ("Stock Purchase Agreement"). The Stock Purchase Agreement provides options for Sonoma's two other shareholders to sell their remaining 20% interest after four years and, if that option is not exercised, there is an option for the Company to acquire the interest after seven years. Sonoma will continue to operate under its current management with its Board of Directors controlled by the Company.

         Sonoma markets a variety of refrigerated branded specialty cheese items, including their flagship products, Sonoma Jack Cheeses in a variety of flavors. Sonoma's products are sold in retail supermarkets, club stores, and specialty food stores across the US with the greatest penetration in the Western US markets. Some of the most popular cheese flavors include Hot Pepper Jack Cheese, Garlic Jack Cheese, Mediterranean Jack Cheese and Pesto Jack Cheese. Sonoma maintains its headquarters in Sonoma, CA. The Company acquired Sonoma in order to expand and diversify its product line in the specialty foods category in which it competes.

         For its initial acquisition of 80% of Sonoma's outstanding shares, The Company paid $3.3 million in cash and issued 62,150 shares of The Company Gourmet Foods common stock valued at $198,000 plus acquisition costs of $129,000. Purchase of the remaining shares will be at a price derived from a predetermined calculation based upon a percentage of earnings before taxes, interest, bonuses, depreciation and amortization during the interim periods. Sonoma will remain a separate entity and, under additional agreement between The Company, Sonoma and the Shareholders, Sonoma's day-to-day operations until the acquisition is completed are managed by Sonoma's existing management; The Company controls a majority of the Board of Directors and will be entitled to all future profits and is at risk for all future losses, if any.

         As part of the acquisition, the Company commissioned a valuation study to determine the components that represent the intangible assets and goodwill purchased as part of the initial purchase price. Under the purchase method of accounting, the total purchase price is allocated to Sonoma's tangible and intangible assets based upon their estimated fair value as of the date of completion of the acquisition. Based upon the purchase price, the preliminary estimation of deferred tax liability which may change upon preparing the tax returns, and the financial information at the time of the acquisition, the purchase price allocation is as follows (in thousands of dollars):

         Cash paid directly to Sonoma for debt payment      $   3,000
         Cash paid directly to owners of Sonoma                   300
         Value of 61,250 shares of Monterey Gourmet Foods
                common stock issued to owners of Sonoma           198
         Acquisition costs incurred                               129
                                                            ---------
            Total cost of acquisition                           3,627
                                                            ---------

         Accounts payable assumed                                 577
         Notes, loans, and capital leases payable                 287
         Minority interest                                        159
         Cash acquired at time of acquisition                      --
         Inventory valuation adjustment to market                  (8)
         Tangible assets acquired:
            Accounts receivable less allowances                  (580)
             Inventories                                         (330)
             Deferred tax assets-current                           (1)
             Prepaid expenses and other                            (2)
             Property and equipment                              (529)
             Deposits and other                                  (104)
         Intangible assets assumed:
             Non-compete agreements                               (56)
             Customers                                           (762)
             Tradenames                                          (574)
                                                            ---------
         Goodwill acquired in transaction                   $   1,704
                                                            =========

         The following unaudited pro forma financial information presents a summary of our consolidated results of operations for the three month periods ended December 26, 2004 and December 31, 2005 assuming CIBO Naturals, LLC (see the Company's current reports on Forms 8-K and 8-K/A dated January 28, 2004 and April 12, 2004, respectively), Casual Gourmet Foods, Inc. (see the Company's current reports on Form 8-K and 8-K/A dated January 18 and March 28, 2005, respectively), and Sonoma Foods, Inc. (see the Company's current reports on Form 8-K and 8-K/A dated April 13 and June 22, 2005, respectively) acquisitions had taken place as of January 1, 2004 (in thousands except per share data).

                                         December 26, 2004    December 31, 2005
                                         -----------------    -----------------

Net revenues                             $          84,971    $          87,815

Net income (loss)                        $          (1,828)   $            (660)
                                         =================    =================

Net income (loss) per common share:
Basic income (loss) per common share     $           (0.13)               (0.05)
                                         =================    =================

Diluted income (loss) per common share   $           (0.13)               (0.05)
                                         =================    =================

Basic shares outstanding                        14,343,386           14,450,251
Diluted shares outstanding                      14,343,386           14,450,251

         The unaudited condensed pro forma financial information has been prepared for comparative purposes only and reflects the historical audited results of CIBO Naturals LLC, Casual Gourmet Foods, and Sonoma Foods. The pro forma financial information includes adjustments to reflect interest expense generated from cash that was used for the acquisition and related income tax adjustments. The pro forma information also includes an estimation of amortization of identifiable intangible assets. The pro forma information does not purport to be indicative of operating results that would have been achieved had the acquisition taken place on the dates indicated or the results that may be obtained in the future.


     3.        Concentration of Credit Risk

         Financial instruments, which potentially subject the Company to concentration of credit risk, include cash, cash equivalents, and accounts receivable. The Company maintains its cash accounts in Comerica Bank in Fresno, California. The bank cash balances are insured by the Federal Deposit Insurance Corporation up to $100,000. In addition, as of December 31, 2005, approximately 57% of the Company's accounts receivables are concentrated with two major customers (See Note 12).


     4.       Inventories

         Inventories consisted of the following:

                                                     2004          2005
                                                  ----------    ----------
                                                      (in thousands)

         Production - Ingredients                 $    1,971    $    2,510
         Production - Finished goods                   1,341         2,742
         Paper goods and packaging materials           1,190         1,784
         Operating supplies                               36            36
                                                  ----------    ----------
                                                       4,538         7,072
         Allowances for spoils and obsolescence         (213)         (123)
                                                  ----------    ----------
                                                  $    4,325    $    6,949
                                                  ==========    ==========

     5.       Property and Equipment

         Property and equipment consisted of the following:

                                                             2004          2005
                                                          ----------    ----------
                                                               (in thousands)
         Leasehold improvements                           $    5,084    $    5,142
         Machinery and equipment                              19,317        19,941
         Computers, office furniture and equipment             1,195         1,240
         Vehicles                                                298           454
                                                          ----------    ----------
                                                              25,894        26,777
         Less accumulated depreciation and amortization      (11,163)      (12,703)
                                                          ----------    ----------
                                                              14,731        14,074
         Construction in progress                                 37           250
                                                          ----------    ----------
                                                          $   14,768    $   14,324
                                                          ==========    ==========

         Construction in progress at December 31, 2005 includes deposits for equipment on order or yet to be installed.

         Depreciation expense for 2003, 2004, and 2005 was $1,593,000, $2,029,000, and $2,075,000, respectively.

     6.       Goodwill and Other Intangible Assets

         Goodwill and other intangible assets consist of (in thousands of dollars):

                                                   Gross goodwill and intangible assets
                                                ------------------------------------------                      Net
                                                  Year-end         2004         Year-end     Accumulated      Carrying
                                                    2003         Additions        2004       Amortization      Amount
                                                ------------   ------------   ------------   ------------   ------------
Trademarks and tradenames with definite lives   $        220   $         --   $        220   $        187   $         33
Customer lists                                         1,500          3,240          4,740            632          4,108
Other intangibles                                        455            270            725            442            283
                                                ------------   ------------   ------------   ------------   ------------
     Total amortized intangible assets                 2,175          3,510          5,685          1,261          4,424
Intangible assets with indefinite lives                  600          1,090          1,690             --          1,690
                                                ------------   ------------   ------------   ------------   ------------
     Total intangible assets                           2,775          4,600          7,375          1,261          6,114
Goodwill                                               4,749          3,394          8,143             --          8,143
                                                ------------   ------------   ------------   ------------   ------------
     Total goodwill and intangible assets       $      7,524   $      7,994   $     15,518   $      1,261   $     14,257
                                                ============   ============   ============   ============   ============


                                                   Gross goodwill and intangible assets
                                                ------------------------------------------                      Net
                                                  Year-end         2005         Year-end     Accumulated      Carrying
                                                    2004         Additions        2005       Amortization      Amount
                                                ------------   ------------   ------------   ------------   ------------

Trademarks and tradenames                       $        220   $         --   $        220   $        215   $          5
Customer lists                                         4,740          3,262          8,002          1,361          6,641
Other intangibles                                        725          1,257          1,982            644          1,338
                                                ------------   ------------   ------------   ------------   ------------
     Total amortized intangible assets                 5,685          4,519         10,204          2,220          7,984
Intangible assets with indefinite lives                1,690          1,414          3,104             --          3,104
                                                ------------   ------------   ------------   ------------   ------------
     Total intangible assets                           7,375          5,933         13,308          2,220         11,088
Goodwill                                               8,143          3,813         11,956             --         11,956
                                                ------------   ------------   ------------   ------------   ------------
     Total goodwill and intangible assets       $     15,518   $      9,746   $     25,264   $      2,220   $     23,044
                                                ============   ============   ============   ============   ============

         All of the Company's business combinations were accounted for using the purchase method. Amortization expense was $958,000 and $481,000 for 2005 and 2004 respectively. The Company performed annual impairment testing as required by SFAS 142 during the fourth quarter of 2005 to determine if any writedowns were necessary, with no impairment adjustments needed.

         Following is table of estimated amortization expense for the next five years:

                                     Year    Estimated Amortization
                                     ----    ----------------------
                                                     Expense
                                                     -------
                                                 (In thousands)

                                     2006            $ 1,007
                                     2007              1,001
                                     2008              1,001
                                     2009                998
                      2010 and thereafter              3,977
                                                     -------
                                    Total            $ 7,984
                                                     =======

     7.       Notes, Loans, and Capitalized Leases Payable

         Notes, leases and capital leases payable consist of (in thousands):

                                                                                             2004          2005
                                                                                          ----------    ----------
Subordinated note payable to OBIC Inc.; assumed from CIBO Naturals stock purchase         $    1,000    $    1,000
      6% interest only  until March 31, 2006
      Monthly principal payments of $8,000 starting April 1, 2006
      Matures in July 2007
Note payable to Comerica Bank to partial purchase CIBO Naturals                                1,390           625
      Variable rate interest at LIBOR plus 200 basis points
      Monthly principal payments of $62,500 plus interest of approximately 7%
      Matures in October 2006
Note payable to Comerica Bank to partially purchase Sonoma Foods                                  --         2,208
      Variable rate interest at LIBOR plus 275 basis points
      Monthly principal payments of $41,667 plus interest of approximately 7%
      Matures in May 2010
Note payable to Comerica Bank to partially purchase Casual Gourmet Foods                          --         5,000
      Variable rate interest at LIBOR plus 275 basis points
      Monthly principal payments of $104,167 plus interest of approximately 7%
      Matures in February 2009
Notes assumed from Casual Gourmet stock purchase                                                  --           180
      interest ranges from 0.0% to 9.35%; payable in monthly payments of $7,367 through maturing from January 2007 through March 2011
Note payable assumed from Sonoma Foods stock purchase                                              0           121
      Payable in monthly payments of $3,857 including interest of 15.88% and 17.6%
      Matures in June 2009
Capital leases payable                                                                            18            13
                                                                                          ----------    ----------
Total notes, loans, and capital leases payable                                            $    2,408    $    9,147

Less current portion of notes, loans, and capital leases payable                                (757)       (2,521)
                                                                                          ----------    ----------
Notes, loans, and capital leases payable, less current portion                            $    1,651    $    6,626
                                                                                          ==========    ==========

     Credit Facility

         The Company has a $3.0 million working capital line of credit which was fully utilized as of December 31, 2005 and no additional line of credit was available to the Company at December 31, 2005, a letter of credit in the amount of $1,000,000 which is issued in favor of an insurance company to support a self-funded worker's compensation program and which was increased to $1,100,000 in January 2006, and non-revolving term loans from the bank to fund acquisitions. No additional revolving term loan is available to the Company without bank approval. The Company also had a bank overdraft of $1,507,000. The Company borrowed $2,000,000 under a non-revolving term loan in 2004 to partially fund the CIBO acquisition, the Company borrowed an additional $5.0 million in 2005 to partially fund the Casual Gourmet acquisition and on April 11, 2005 the Company borrowed $2.5 million to partially fund the Sonoma Foods acquisition. The outstanding principal balance on the non-revolving term loan was $7,833,000 as of December 31, 2005. No additional loans are available to the Company under the non-revolving term loan without prior consent from the Bank. The loans are secured by the assets of the Company. The working capital commitment in place at December 31, 2005 expires October 31, 2006; however, subsequent to year-end, the Company negotiated an increase to its operating line of credit because of its need to provide additional working capital which is being required because of the recent sales growth which the Company expects to continue. The new line of credit allows for advances up to $5 million based on a formula calculated on accounts receivable and inventory balances. The interest rate on this entire credit line will be calculated at the bank's prime lending rate or LIBOR plus 2.00% which ever the Company chooses. The maturity date of the line of credit has been extended to March 31, 2007 and the covenants have been adjustment to accommodate the additional borrowing. The Company was also out of compliance with its debt coverage ratio covenant with its current bank as of December 31, 2005, and has obtained a waiver. As of December 31, 2005, the Company was paying an average of 7.2% interest on these loans.

         The terms of the Credit Facility prohibit the payment of cash dividends (except with written approval) on the Company's capital stock and restrict payments for, among other things, repurchasing shares of Company's capital stock. Other terms of the Credit Facility limit the Company with respect to, among other things, (i) incurring additional indebtedness, (ii) adversely changing the capital structure, and (iii) acquiring assets other than in the normal course of business including specific limits on annual capital expenditures and (iv) certain financial covenants. As of December 31, 2005, the Company was in violation of the debt coverage ratio bank covenant. The bank has issued a temporary waiver of the covenant.

         Effective January 1, 2005, the Company initiated a $1,000,000 Letter of Credit in favor of Sentry Insurance as required collateral for a deductible worker's compensation program. On January 1, 2006 the Letter of Credit was increased to $1,100,000 in favor of the same insurance company. The new letter of credit expires December 31, 2006

         Future principal payments due under notes, loans, and capital leases payable are as follows (in thousands):

          Year                                    Principal Amount
          -------------------------------       ---------------------
          2006                                          $       2,521
          2007                                                  2,794
          2008                                                  1,814
          2009                                                  1,796
          2010 and Thereafter                                     222
                                                ---------------------
                                                        $       9,147
                                                =====================

         The Company's President and Chief Executive Officer accepted employment with the Company commencing October 1, 2002 pursuant to terms set forth in a letter from the Company, a copy of which is filed as Exhibit 10.7. Pursuant to this letter, Mr. Williams is an "at will" employee with (1) salary payable at the rate of $290,000 per annum and eligibility for an annual bonus up to a maximum of 50% of gross salary based upon achievement of mutually agreed performance standards, (2) options for 200,000 shares of Company common stock vesting over a period of four years, (3) a car allowance of $750 per month, (4) the right to participate in group medical insurance and similar benefits available to all employees, and (5) a severance benefit equal to one year's salary in the event his employment is terminated without cause. Pursuant to the letter also, the Company provided Mr. Williams with relocation assistance, including a $20,000 per year housing assistance bonus during the first three years of employment, reimbursement for moving costs, reimbursement for certain costs in connection with sale of a previous home and purchase of a new one, and gross up to alleviate the income tax impact of the additional consideration.


     Capitalized Leases

         The Company leases certain equipment under capitalized leases, including office equipment, and a forklift, with a liability of $18,000 and $13,000 in 2004 and 2005, respectively.


8.       Operating Leases

         The Company currently leases production, warehouse and corporate office space as well as certain equipment in Monterey County, California under both month-to-month and non-cancelable operating lease agreements, expiring at various times through 2014. The terms of the leases generally require the Company to pay common area maintenance, taxes, insurance, and certain other costs. All building leases have renewal options (see Item 2 "Properties" on page
10) and all include cost of living adjustments. The Company records rent expense on a straight-line basis over the lease term.

         Future minimum annual lease payments due under non-cancelable operating leases with terms of more than one year are as follows (in thousands):

               Year                            Lease Amount
               ----                            ------------
               2006                            $      1,205
               2007                                     943
               2008                                     609
               2009                                     546
               2010 and Thereafter                    2,751
                                               ------------
                                               $      6,054
                                               ============

         Gross rent expense under the leases for 2003, 2004, and 2005 was $805,000, $1,080,000 and $1,286,000 respectively. Each of the Company's four production facilities are leased. The Company leases approximately 133,000 square feet at two locations in Salinas, California. The current production facilities/headquarters lease expires in October 2014. The lease for the distribution center and adjacent production and storage facilities expires in June 2007 with two five-year renewal options.

         The Company acquired a lease for the 19,000 square foot production facility and offices as part of its acquisition of Emerald Valley. The lease expires December 31, 2007, with three five-year renewal options. In 2004, the Company acquired a 27,000 square foot leased facility in Seattle, WA which expires in May 2007.


9.       Stockholders' Equity

         Preferred Stock

         The Company has 1,000,000 Preferred Shares at $.001 par value authorized; however none are issued.

         Common Stock

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

         During 2005 employee and director options representing 51,116 shares of common stock were exercised for proceeds of $128,000 and 8,198 employee stock purchase plan shares were issued for proceeds of $25,000. In addition, as part of the Sonoma Foods acquisition, 62,150 shares of common stock were issued with a value of $198,000.


         Employee Stock Purchase Plan

         In October 1994, the Company's Board of Directors adopted a qualified employee stock purchase plan. Under the purchase plan, eligible employees (those who have completed one year of continuous employment with the Company) may purchase shares of the Company's common stock through payroll deductions not to exceed 10% of gross wages. The Company has reserved 200,000 shares of its common stock for issuance under the purchase plan, which remains in effect until terminated by the Company's Board of Directors, or until all of the shares reserved for under the purchase plan have been issued. Unless the Board has otherwise provided a higher amount prior to the commencement of an offering period, the offering exercise price for each purchase period is 85% of the lesser of (a) the fair market value of the shares on the offering date of such offering period or (b) the fair market value of the shares on the given purchase date. There were 15,696, 14,964 and 8,198 shares of common stock issued under the plan in 2003, 2004 and 2005, respectively. At December 31, 2005, there were 138,534 available shares remaining under the plan.

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

         Options to purchase 1,872,739, 1,763,810, and 1,807,194 shares of common stock were outstanding at year-end 2003, 2004, and 2005, respectively. At 2003 year-end a total of 649,739 options were included in the computation of diluted income per share, with 1,223,000 excluded, because of exercise prices. At 2004 year-end a total of 1,763,810 options were excluded from the computation of diluted earnings per share because they were anti-dilutive due to the Company's net loss for the year. At 2005 year-end a total of 1,807,194 options were excluded from the computation of diluted earnings per share because they were anti-dilutive due to the Company's net loss for the year.


10.      Stock Options

         The Company's 2002 Stock Option Plan, originally established in 1993 (the "Plan"), provides for the granting of incentive stock options or non-qualified stock options to eligible employees, consultants and outside directors. The Company initially reserved 1,200,000 shares of its common stock for issuance under the Plan and in subsequent years increased the total shares reserved to 3,240,000. The Plan provides that the option price shall not be less than the fair market value of the shares on the date of grant. Options generally vest over a period of one to three years and may be exercised for a period of up to ten years. During 2001, the Company issued additional options to purchase up to 155,200 shares outside of the Plan (the "Nonstatutory Plan"). The Plan expires April 30, 2012. As of December 31, 2005, the Company had 729,988 shares available for new grants under the Plan, and 33,800 shares available for new grants under the Nonstatutory Plan.

         In 2005, the Board of Directors amended the 2002 stock option plan and forms of option agreement (1) to allow retiring or deceased or disabled directors who satisfy the board's age and service requirements to exercise their vested options at any time prior to the end of their stated term and (2) to make certain necessary technical changes. Prior to this change a retiring director would have been required to exercise his options within 90 days of retirement and may have had conflicts with the Company's insider trading policy. The board also determined that the proposed changes would not adversely affect any outstanding option under the plan and therefore directed that each outstanding option granted to a current director shall be deemed to have been modified to permit extended exercise in accordance with the approved revised form of agreement for such option. This amendment caused the Company to incur a noncash compensation expense of $80,000 due to the death of its Chairman Mr. Lance Hewitt.

The following table shows activity in outstanding options during 2003, 2004, and 2005:

                                               2003                             2004                             2005
                                   ------------------------------   ------------------------------   ------------------------------
                                                      Weighted                         Weighted                         Weighted
                                                      Average                          Average                          Average
                                      Shares       Exercise Price      Shares       Exercise Price      Shares       Exercise Price
                                   ------------    --------------   ------------    --------------   ------------    --------------
Outstanding at beginning of year      1,528,385    $         4.90      1,872,739    $         4.63      1,763,810    $         4.44
Granted                                 391,200              3.82        344,000              3.46        258,000              3.72
Exercised                                (1,596)             2.55       (163,928)             2.61        (51,116)             2.44
Canceled or expired                     (45,250)             6.69       (289,001)             5.59       (163,500)             6.30
                                   ------------    --------------   ------------    --------------   ------------    --------------
Outstanding at end of year            1,872,739    $         4.63      1,763,810    $         4.44      1,807,194    $         4.24
                                   ============    ==============   ============    ==============   ============    ==============

Options exercisable at year end       1,338,639    $         4.65      1,281,210    $         4.76      1,578,194    $         4.31
                                   ============    ==============   ============    ==============   ============    ==============

         The following table shows information for options outstanding or exercisable as of December 31, 2005:

                                                  OPTIONS OUTSTANDING                               OPTIONS EXERCISABLE
                                 ------------------------------------------------------     -----------------------------------
                                                       Weighted
                                      Number            Average            Weighted              Number            Weighted
        Range of                   Outstanding         Remaining            Average            Exercisable          Average
     Exercise Prices             As of 12/31/2005   Contractual Life     Exercise Price     As of  12/31/2005    Exercise Price
-----------------------------    ----------------   ----------------     --------------     -----------------    --------------
     $1.13      $2.63                 229,494             1.98 Years         $2.03               229,494              $2.03
     $2.94      $3.36                 241,450             7.10 Years         $3.30               166,950              $3.28
     $3.39      $3.40                  25,000             7.24 Years         $3.40                25,000              $3.40
     $3.44      $3.44                 227,500             9.16 Years         $3.44               227,500              $3.44
     $3.45      $3.76                 230,700             8.55 Years         $3.71               230,700              $3.71
     $3.77      $3.95                 265,000             8.57 Years         $3.91               112,000              $3.86
     $3.96      $5.94                 197,050             6.45 Years         $5.33               195,550              $5.34
     $5.94      $6.55                 270,000             6.11 Years         $6.34               270,000              $6.34
     $6.75      $9.20                 120,000             6.13 Years         $7.26               120,000              $7.26
     $9.25      $9.25                   1,000             6.29 Years         $9.25                 1,000              $9.25

     $1.13      $9.25               1,807,194             6.83 Years         $4.24             1,578,194              $4.31

         The following table provides information about our common stock that may be issued upon the exercise of options, warrants or rights under all of our existing equity compensation plans as of December 31, 2005, including the Monterey Gourmet Foods 2002 Stock Option Plan, the Monterey Gourmet Foods 1995 Employee Stock Purchase Plan and the Monterey Gourmet Foods 2001 Nonstatutory Stock Option Plan.

--------------------------------------------------------------------------------------------------------------------
                                Number of securities to be    Weighted-average exercise      Number of securities
                                  issued upon exercise of       price of outstanding        remaining available for
        Plan category              outstanding options,         options, warrants and        future issuance under
                                    warrants and rights                rights              equity compensation plans
                                                                                             (excluding securities
                                                                                           reflected in column (a))
                                            (a)                          (b)                          (c)
--------------------------------------------------------------------------------------------------------------------
Equity compensation plans               1,673,244(1)                    $4.06                       729,988
approved by security holders

--------------------------------------------------------------------------------------------------------------------
Equity compensation plans not
approved by security holders              133,950(2)                    $6.55                        33,800

--------------------------------------------------------------------------------------------------------------------
Total                                   1,807,194                       $4.24                       763,788
--------------------------------------------------------------------------------------------------------------------

(1) Issued under the Monterey Gourmet Foods 2002 Stock Option Plan and the Monterey Gourmet Foods 1995 employee Stock Purchase Plan

(2) Issued to Company employees under the Monterey Gourmet Foods 2001 Nonstatutory Stock Option Plan (154,200 at $6.55)

11.      Income Taxes

         The Company's income tax benefit (provision) consists of (in thousands):

                                          2003          2004          2005
                                       ----------    ----------    ----------
         Current:

          Federal                      $       (1)   $      (45)   $       25
          State                              (130)           (7)           27
                                       ----------    ----------    ----------
            Total                            (131)          (52)           52
                                       ----------    ----------    ----------

         Deferred:

          Federal                            (373)          404           334
          State                                60           153            45
                                       ----------    ----------    ----------
            Total                            (313)          557           379
                                       ----------    ----------    ----------

           Net tax benefit (expense)   $     (444)   $      505    $      431
                                       ==========    ==========    ==========

         Reconciliation between the Company's effective tax rate and U.S. Federal income tax rate on loss from continuing operations follows:

                                         2003         2004         2005
                                       --------     --------     --------

         Federal statutory rate            34.0%        34.0%        34.0%

         State income taxes, net of
         effect on Federal income           1.6%         5.6%         3.4%

         Federal and State valuation
         allowances                         0.0%       (10.7)%        0.0%

         Manufacturing investment
         credits                           (5.3)%        2.3%         4.3%

         Other                             (0.3)%       (3.9)%        2.8%
                                       --------     --------     --------

         Effective income tax rate         30.0%        27.3%        44.5%
                                       ========     ========     ========

         The valuation allowance for 2003, 2004 and 2005 was increased (reduced) by $0, $197,000 and ($689,000) respectively. During 2004, the valuation allowance increased due to the Company's assessment of its utilization of NOLs. This assessment was largely based upon the company's ability to project future income, which was impacted negatively by the taxable loss generated in 2004. During 2005, the valuation allowance was decreased due to consideration of the impact of deferred tax liabilities resulting form acquisitions on the Company's assessment on the realization of such NOLs.

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows:

                                                                2004          2005
                                                             ----------    ----------
                                                                  (in thousands)
                                                                  --------------
         Deferred tax assets:
                Federal NOLs                                 $    5,861    $    5,706

                Federal and state tax credit carryovers             190           505

                State income and franchise taxes, net of
                    effect on Federal income taxes                 (146)           28

                Allowances against receivables                       94           389

                Other                                               585           824
                                                             ----------    ----------
                                                                  6,584         7,452
                Less valuation allowance                           (939)         (250)
                                                             ----------    ----------
         Total Deferred tax assets:                               5,645         7,202

         Deferred tax liabilities:
                Accumulated depreciation and  amortization         (567)       (2,812)
                                                             ----------    ----------

         Net deferred tax assets                             $    5,078    $    4,390
                                                             ==========    ==========

         As of December 31, 2005, the Company had federal NOLs totaling $16.1 million, which expire in varying amounts through 2012. Should more than a 50% change in Company ownership occur within a three-year period, utilization of these losses to reduce future taxable income would be further limited. Federal deferred tax credits include a minimum tax credit of $252,000 and a targeted jobs credit of $21,000. The targeted jobs credit will expire in 2020 and the minimum tax credit will not expire. State deferred tax assets include approximately $350,000 in California Manufacturing Tax Credits available to offset future California income taxes, expiring in varying amounts through 2012. As of December 31, 2005, the net deferred tax assets available to offset future cash tax liabilities are $1,030,000 short-term and $3,360,000 long-term.

         The Company realizes tax benefits as a result of non-qualified stock options and the exercise of subsequent sale of certain incentive stock options (disqualifying disposition). For financial reporting purposes, any reduction in income tax obligations as a result of these tax benefits is credited to additional paid in capital. For the years, 2003, 2004 and 2005, tax benefits of disqualifying dispositions totaling $1,000, $55,000 and $0 were credited to stockholders' equity.

12.      Significant Customers

         Costco and Sam's Club (including Wal-Mart Supercenters) stores each accounted for percentages of total net revenues as follows:

                                          2003        2004        2005
                                        --------    --------    --------

                Costco                     34%         36%         45%

                Sam's Club Stores          32%         24%         17%


         At December 26, 2004 and December 31, 2005, Costco and Sam's Club stores accounted for the following concentration of accounts receivable:


                                                 2004            2005
                                               --------        --------

                Costco                            53%             42%

                Sam's Club Stores                 14%             15%

         The Company currently sells its products to eight separate US Costco regions, Mexico and Canada which make purchasing decisions independently of one another. On a regular basis, these regions re-evaluate the products carried in their stores. There can be no assurance that these Costco regions will continue to offer the Company's products in the future or continue to allocate the Company the same amount of shelf space. Purchasing decisions for Sam's Club stores, the Company's second largest customer, are made at their respective head offices with input from the stores. The Company is in the eighth year of its relationship with Sam's Club. On February 2, 2004 the Company announced that Wal-Mart Supercenters discontinued its private label program which has impacted the Company's profitability. There can be no assurance that Sam's Club will continue to carry the Company's products. Currently, the loss of either Costco or Sam's Club or the significant reduction in sales to either of these customers would materially adversely affect the Company's business operations.

         No other single customer accounted for more than 10% of revenues or accounts receivable during 2004 and 2005.

         The Company operates in the refrigerated specialty foods segment. During 2003, 2004 and 2005 net revenues to foreign customers represented 3.4%, 3.4%, and 2.2% of total net revenues, with Canada and Mexico accounting for over 90% of those sales, and the remainder going to Asia Pacific. Most of the foreign sales are invoiced in US dollars.


13.      Litigation and Contingencies

         There are no material legal proceedings pending to which the Company is a party or to which any of its property is subject. The Company is a party to ordinary routine litigation incidental to the Company's business.


14.      Employee Benefit Plan

         In 1996, the Company instituted a 401(k) Plan covering substantially all full-time employees with six months of service. Under the Plan, employees may elect to defer up to 15% of compensation (subject to certain limitations). Beginning in January 2003 the Company adopted a Safe Harbor Plan and currently matches employee contributions up to 4% of compensation. In addition, the Company may make an annual discretionary profit-sharing contribution. Employee contributions, Company matching contributions and related earnings are always 100% vested. Company profit-sharing contributions and related earnings vest 20% a year, with 100% vesting after five years of service. During 2003, 2004 and 2005, the Company's expense for matching contributions was $191,000, $201,000, and $228,000 respectively; there were no discretionary profit-sharing contributions for 2003, 2004, or 2005.


15.      Subsequent Events

         On January 12, 2006, the Company, Suekat LLC ("Suekat") and CIBO Naturals, LLC ("CIBO"), amended their previous agreement for the purchase and sale of limited liability company units under which Monterey acquired the remaining 15.5% of CIBO from Suekat in exchange for 300,000 unregistered shares of Monterey common stock with an estimated market value of $1.2 million.

16.      Quarterly Information (unaudited)

         The summarized quarterly financial data presented below reflect all adjustments which, in the opinion of management, are of a normal and recurring nature necessary to present fairly the results of operations for the periods presented (in thousands of dollars).

Year Ended 2004                      First      Second       Third     Fourth
                                    Quarter     Quarter     Quarter    Quarter       2004
                                    --------    --------    --------   --------    --------
  Net revenue                       $ 16,385    $ 14,988    $ 16,032   $ 15,086    $ 62,491

  Gross profit                         4,375       3,580       4,367      4,146      16,468

  Operating income (loss)               (699)       (900)        129       (291)     (1,761)

  Net income (loss)                     (481)       (543)         75       (395)     (1,344)


Primary earnings per common share   $  (0.03)   $  (0.04)   $   0.01   $  (0.03)   $  (0.09)

Diluted earnings per common share   $  (0.03)   $  (0.04)   $   0.01   $  (0.03)   $  (0.09)



Year Ended 2005                      First      Second       Third     Fourth
                                    Quarter     Quarter     Quarter    Quarter       2005
                                    --------    --------    --------   --------    --------

  Net revenue                       $ 17,663    $ 21,155    $ 22,772   $ 23,658    $ 85,248

  Gross profit                         4,948       5,744       6,591      5,949      23,232

  Operating income (loss)                102         194         306       (960)       (358)

  Net income (loss)                       17          11         132       (697)       (537)


Primary earnings per common share   $     --    $     --    $   0.01   $  (0.05)   $  (0.04)

Diluted earnings per common share   $     --    $     --    $   0.01   $  (0.05)   $  (0.04)

                                   SCHEDULE II
                             MONTEREY PASTA COMPANY
                        VALUATION AND QUALIFYING ACCOUNTS

                                                            Additions -    Deductions -
                                              Balance,      Charged to     Write-offs      Balance,
                                             Beginning      Costs and      Charged to       End of
                                              of 2003        Expense        Reserves         2003
                                            ------------   ------------   ------------   ------------
Allowances against receivables --
        Spoils, returns, adjustments
        and bad debts                       $        527   $      3,211   $      3,298   $        441


Inventory reserves --                       $         70   $        510   $        528   $         51
        Spoils and obsolescence



                                                            Additions -    Deductions -
                                              Balance,      Charged to     Write-offs      Balance,
                                             Beginning      Costs and      Charged to       End of
                                              of 2004        Expense        Reserves         2004
                                            ------------   ------------   ------------   ------------

Allowances against receivables --
        Spoils, returns, adjustments
        and bad debts                       $        441   $      3,646   $      3,847   $        240


Inventory reserves --                       $         51   $        550   $        388   $        213
        Spoils and obsolescence



                                                            Additions -    Deductions -
                                              Balance,      Charged to     Write-offs      Balance,
                                             Beginning      Costs and      Charged to       End of
                                              of 2005        Expense        Reserves         2005
                                            ------------   ------------   ------------   ------------

Allowances against receivables --
        Spoils, returns, adjustments
        and bad debts                       $        240   $      4,792   $      4,040   $        992


Inventory reserves --                       $        213   $        499   $        589   $        123
        Spoils and obsolescence

SIGNATURES

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of San Francisco, State of California, on the 30th day of March, 2006

                                      MONTEREY GOURMET FOODS


                                      By: /s/ JAMES M. WILLIAMS
                                          -------------------------------------
                                          James M. Williams
                                          President and Chief Executive Officer


                                      By: /s/ SCOTT S. WHEELER
                                          -------------------------------------
                                          Scott Wheeler
                                          Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated and on the dates indicated.

             Name                                Title                              Date
             ----                                -----                              ----

             /s/ JAMES  M. WILLIAMS              Chief Executive Officer,           March 30, 2006
             -------------------------------     President, and Director
             James M. Williams

             /s/ CHARLES B. BONNER               Director                           March 30, 2006
             -------------------------------
             Charles B. Bonner

             /s/ F. CHRISTOPHER CRUGER           Director                           March 30, 2006
             -------------------------------
             F. Christopher Cruger

             /s/ MICHAEL P. SCHALL               Director                           March 30, 2006
             -------------------------------
             Michael P. Schall

             /s/ VAN TUNSTALL                    Chairman of the Board              March 30, 2006
             -------------------------------
             Van Tunstall

             /s/ JAMES WONG                      Director                           March 30, 2006
             -------------------------------
             James Wong

                                                 Director                           March 30, 2006
             -------------------------------
             John H. McGarvey

             /s/ WALTER L. HENNING               Director                           March 30, 2006
             -------------------------------
             Walter L. Henning

             /s/ SCOTT S. WHEELER                Chief Financial Officer            March 30, 2006
             -------------------------------     Corporate Secretary and Director
             Scott S. Wheeler

            Index to Exhibits

         (Unless otherwise indicated, all exhibits incorporated by reference are filed under SEC file number 001-11177.)

3.1      Certificate of Incorporation dated August 1, 1996 (incorporated by reference from Exhibit B to the Company's Definitive Proxy Statement for its August 1, 1996 Special Meeting of Shareholders filed June 27, 1996
3.2      Amendments of Articles I and IV of Delaware Certificate of
                Incorporation (incorporated by reference from Exhibits 3 and 4 to the Company's Definitive Proxy Statement for its 2004 Annual Meeting of Shareholders filed June 21, 2004)
3.3*     Bylaws of the Company, as amended. Incorporated by reference from
                Exhibit 3.3 filed with the Company's Form 10-Q for the quarter ended June 30, 2005 filed with the Commission.
10.1**   2002 Stock Option Plan, as amended on March 3, 2006.
10.2*    1995 Employee Stock Purchase Plan (incorporated by reference from
                Exhibit 10.15 to the Company's Form 10-K for the fiscal year ended January 1, 1995
10.3     Monterey County Production Facility Lease of the Company, as amended
                (incorporated by reference from Exhibit 10.03 to the Company's Registration Statement on Form SB-2 filed with the Commission (the "SB-2)) on August 29, 1993
10.4     Amendment No. 1 dated February 1, 1995 and Amendment No. 2 dated March
                1, 1995 to Monterey County Production Facility Lease of the Company (incorporated by reference from Exhibit 10.6 filed with the Company's Form 10-K for the fiscal year ended December 31,
                1995) filed April 1, 1996(the "1995 Form 10-K")
10.5     Amendment No. 3 dated September 12, 1997, and Amendment No. 4 dated
                February 6, 1998 to Monterey County Production Facility Lease of the Company (incorporated by reference from Exhibit 10.5 filed with the Company's September 27, 1998 Quarterly Report on Form 10-Q filed November 4, 1998 ("1998 Q3 10-Q"))
10.6     Trademark Registration--MONTEREY PASTA COMPANY and Design, under
                Registration No. 1,953,489, registered on January 30, 1996 with the U.S. Patent and Trademark Office (incorporated by reference from Exhibit 10.27 to the 1995 Form 10-K)
10.7*    Employment letter dated August 20, 2002 to Chief Executive Officer
                James M. Williams (incorporated by reference from Exhibit 10.11 filed with the Company's Form 10-Q for the quarter ended September 26, 2004 filed November 8, 2004)
10.8     Agreement for Handling and Storage Services between the Company and CS
                Integrated LLC dated February 5, 1999 (incorporated by reference to Exhibit 10.21 to the Company's 1998 Form 10-K for the fiscal year ended December 27, 1998, filed March 17, 1999
10.9     Royalty agreement dated July 12, 1999 between Company and Chet's
                Gourmet Foods, Inc. (incorporated by reference to Exhibit 10.25, in the Company's September 26, 1999 Quarterly Report on Form 10-Q filed November 9, 1999 ("1999 Q3 10-Q"))
10.10    Storage Agreement Manufactured Products dated August 3, 1999 between the Company and Salinas Valley Public Warehouse (incorporated by reference to Exhibit 10.26, filed with the Company's 1999 Q3 10-Q)
10.11    Commercial Lease dated August 10, 1999 between Company and Salinas
                Valley Public Warehouse (incorporated by reference to Exhibit 10.27, filed with the Company's 1999 Q3 10-Q)
10.12    Commercial lease dated January 1, 2000 between the Company and PTF for
                Operating Engineers, LLC (incorporated by reference to Exhibit 10.32, in the Company's June 25, 2000 Quarterly Report on Form 10-Q filed on August 4, 2000)
10.13    Lease Extension and Modification Agreement between the Company and
                Marco Warehouse d.b.a. Salinas Valley Public Warehouse dated September 1, 2001 (incorporated by reference to Exhibit 10.40 in the Company's September 30, 2001 Quarterly Report on Form 10-Q filed on November 7, 2001)
10.14    Royalty Agreement dated January 18, 2002 between Company and Toscana
                Foods, LLC (incorporated by reference to Exhibit 10.41 in the Company's June 30, 2002 Quarterly Report on Form 10-Q filed on August 9, 2002
10.15    Commercial lease dated August 23, 2002 between the Company and Mel
                Bankoff (incorporated by reference from Exhibit 10.43 filed with the Company's Report on Form 8-K on August 30, 2002)

10.16    Commercial lease dated January 3, 2003 between the Company and Conrad
                Family Trust (incorporated by reference from Exhibit 10.44 filed with the Company's Form 10-K for the fiscal year ended December 29, 2002, filed on February 14, 2003)
10.17    Second Lease modification to Commercial lease dated January 1, 2000 between the Company and PTF for Operating Engineers, LLC for storage space in Monterey County, California (incorporated by reference from Exhibit 10.45 filed with the Company's June 29, 2003 Quarterly Report of Form 10-Q filed on August 7, 2003
10.18    Lease Extension and Modification Agreement between the Company and
                Kenneth Salma and Pattie Salma dated August 24, 2005. California (incorporated by reference from Exhibit 10.18 filed with the Company's September 30, 2005 Quarterly Report of Form 10-Q filed on November 14, 2005
10.19    Agreement for Purchase and Sale of Limited Liability Company Units
                dated January 28, 2004 by and among the Company and the Unitholders of CIBO Naturals, LLC. (incorporated by reference from Exhibit 2.6 to the Company's Form 8-K filed with the omission on February 5, 2004)
10.20    Amendment dated May 12, 2004 to Agreement for Purchase and Sale of
                Limited Liability Company Units dated January 28, 2004 (incorporated by reference from Exhibit 10.19 to the Company's Form 10-Q for the quarter ended June 30, 2005 filed with the Commission).
10.21    Second Amendment of Agreement for the Purchase and Sales of Limited
                Liability Company Units dated January 12, 2006. (incorporated by reference from Exhibit 2.1 filed with the Company's current report on Form 8-K dated January 12, 2006 filed with the Commission.
10.22    Agreement for Purchase and Sale of OBIC, Inc.'s Limited Liability
                Company Units dated May 12, 2004 by and among the Company and the Unitholders of CIBO Naturals, LLC (incorporated by reference from Exhibit 10.20 to the Company's Form 10-Q for the quarter ended June 30, 2005 filed with the Commission)
10.23    Stock Purchase Agreement by and among Monterey Gourmet Foods, Inc.,
                Casual Gourmet Foods, Inc., and Certain Shareholders dated January 11, 2005 (incorporated by reference from Exhibit 2.01 filed with the Company's Report on Form 8-K on January 18, 2005)
10.24    Stock Purchase Agreement by and among Monterey Gourmet Foods, Inc.,
                Sonoma Foods, Inc., and Its Shareholders dated April 7, 2005 (incorporated by reference from Exhibit 2.01 filed with the Company's 8-K on April 13, 2005)

10.25    Third Modification to Business Loan Agreement between the Company and
                Comerica Bank dated January 5, 2005.(incorporated by reference to Exhibit 1.33 filed with the Company's Form 10-K for the fiscal year ended December 26, 2004, filed on March 25, 2005

10.26    Fourth Modification to Business Loan Agreement between the Company and
                Comerica Bank dated April 11, 2005 (incorporated by reference from Exhibit 10.24 to the Company's Form 10-Q for the quarter ended June 30, 2005 filed with the Commission).
23.1**   Consent of Independent Registered Public Accounting firm
31.1**   Certification of Chief Executive Officer pursuant to Section 302 of the
                Sarbanes-Oxley Act of 2002
31.2**   Certification of Chief Financial Officer pursuant to Section 302 of the
                Sarbanes-Oxley Act of 2002
32.1**   Certification of Chief Executive Officer pursuant to 18 U.S.C. Section
                1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**   Certification of Chief Financial Officer pursuant to 18 U.S.C. Section
                1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


* Management contract or compensatory plan or arrangement covering executive officers or directors of the Company and its former subsidiary, Upscale Food Outlets, Inc.

** filed herewith