Form 10-Q
period 2006-03-31
MONTEREY GOURMET FOODS
filed 2006-05-15
CIK 913032

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                -----------------

                                    FORM 10-Q
(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

     For the quarterly period ended March 31, 2006.


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months ( or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]   Accelerated Filer [ ]   Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

At May 15, 2006, 15,000,921 shares of common stock, $.001 par value, of the registrant were outstanding.

                           MONTEREY GOURMET FOODS, INC
                                    FORM 10-Q
                                Table of Contents

PART 1. FINANCIAL INFORMATION                                               Page

   Item 1.  Financial Statements
            Condensed Consolidated Balance Sheets as of
             March 31, 2006 (unaudited) and December 31, 2005                 3

            Condensed Consolidated Statements of Operations (unaudited)
             for the three months ended March 31, 2006 and March 27, 2005     4

            Condensed Consolidated Statements of Cash Flows (unaudited)
             for the three months ended March 31, 2006 and March 27, 2005     5

            Notes to the Unaudited Condensed Consolidated Financial
             Statements                                                       6

   Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                       13

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk       20

   Item 4.  Controls and Procedures                                          20

PART II. OTHER INFORMATION

   Item 1.  Legal Proceedings                                                21

   Item 1A. Risk Factors                                                     21

   Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds      22

   Item 6.  Exhibits                                                         22

   Signature Page                                                            23

   302 Certification of Chief Executive Officer - Exhibit 31.1               26

   302 Certification of Chief Financial Officer - Exhibit 31.2               27

   906 Certification of Chief Executive Officer - Exhibit 32.1               28

   906 Certification of Chief Financial Officer - Exhibit 32.2               29


                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                          MONTEREY GOURMET FOODS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (in thousands of dollars)

                                                                        March 31,     December 31,
                                                                          2006            2005
                                                                      ------------    ------------
                                                                      (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                           $        472    $        330
  Accounts receivable, net                                                   7,887           9,342
  Inventories                                                                7,128           6,949
  Deferred tax assets                                                          925           1,030
  Prepaid expenses and other                                                   722             866
                                                                      ------------    ------------

   Total current assets                                                     17,134          18,517

  Property and equipment, net                                               14,280          14,324
  Deferred tax assets                                                        6,172           6,172
  Deposit and other                                                            160             148
  Intangible assets, net                                                    10,832          11,088
  Goodwill                                                                  13,144          11,956
                                                                      ------------    ------------

   Total assets                                                       $     61,722    $     62,205
                                                                      ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Bank overdraft                                                      $         --    $      1,507
  Line of credit                                                             2,994           3,000
  Accounts payable                                                           4,336           4,171
  Accrued liabilities                                                        2,268           2,299
  Current portion of long-term debt                                          2,379           2,521
                                                                      ------------    ------------

   Total current liabilities                                                11,977          13,498

Long-term debt                                                               6,231           6,626
Deferred tax liability                                                       2,812           2,812

Minority interest                                                              159             159

Stockholders' equity:
  Preferred stock, $.001 par value,
    1,000,000 shares authorized, none outstanding                               --              --
  Common stock, $.001 par value,  50,000,000 shares authorized,
    14,844,171 and 14,514,038 issued and outstanding                            14              14
  Additional paid-in capital                                                46,867          45,534
  Accumulated deficit                                                       (6,338)         (6,438)
                                                                      ------------    ------------
  Total stockholders' equity                                                40,543          39,110
                                                                      ------------    ------------
   Total liabilities and stockholders' equity                         $     61,722    $     62,205
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


                          MONTEREY GOURMET FOODS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands of dollars except per share data)
                                   (unaudited)

                                                         Three Months Ended
                                                 ---------------------------------
                                                 March 31, 2006     March 27, 2005
                                                 --------------     --------------
 Net revenues                                    $       22,478     $       17,663
 Cost of sales                                           15,698             12,715
                                                 --------------     --------------

 Gross profit                                             6,780              4,948

 Selling, general and administrative expenses             6,376              4,846
                                                 --------------     --------------
 Operating income                                           404                102

 Other income, net                                            1                  5

 Interest expense, net                                     (200)               (79)
                                                 --------------     --------------

 Income before provision for income
    tax expense                                             205                 28
 Provision for income tax expense                          (105)               (11)
                                                 --------------     --------------

 Net income                                      $          100     $           17
                                                 ==============     ==============

 Basic income per share                          $         0.01     $         0.00

 Diluted income per share                        $         0.01     $         0.00

 Primary shares outstanding                          14,782,501         14,394,016

 Diluted shares outstanding                          14,999,257         14,516,283

The accompanying notes are an integral part of these condensed consolidated financial statements.


                          MONTEREY GOURMET FOODS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)
                                   (unaudited)


                                                                            Three Months Ended
                                                                     --------------------------------
                                                                     March 31, 2006    March 27, 2005
                                                                     --------------    --------------
Cash flows from operating activities:
Net income                                                           $          100    $           17
Adjustments to reconcile net income to net cash provided by
   operating activities:
      Deferred income taxes                                                     105                (2)
      Depreciation and amortization                                             753               713
      Provisions for allowances for bad debts, returns,
         adjustments and spoils                                              (1,332)           (1,198)
      Provisions for inventory allowances                                      (139)             (125)
      Stock option expense                                                       67                --
      Changes in assets and liabilities:
          Accounts receivable                                                 2,787             2,573
          Inventories                                                           (40)               53
          Prepaid expenses                                                      144               186
          Deposits and other                                                    (12)              (51)
          Accounts payable                                                      165               679
          Accrued liabilities                                                   (31)           (1,097)
                                                                     --------------    --------------
             Net cash provided by operating activities                        2,567             1,748
                                                                     --------------    --------------
Cash flows from investing activities:
      Purchase of property and equipment                                       (434)             (192)
      Acquisition of businesses net of cash and minority interest                (2)           (5,654)
                                                                     --------------    --------------
Net cash used in investing activities                                          (436)           (5,846)
                                                                     --------------    --------------
Cash flows from financing activities:
      Proceeds from bank borrowing                                               --             5,000
      Bank overdraft                                                         (1,507)               --
      Repayment of line of credit                                                (6)               --
      Repayment of bank borrowing                                              (549)             (207)
      Repayment of capital lease obligations                                     (7)               --
      Proceeds from issuance of common stock                                     80                13
                                                                     --------------    --------------
Net cash (used in) provided by financing activities                          (1,989)            4,806
                                                                     --------------    --------------

Net increase in cash and cash equivalents                                       142               708

Cash and cash equivalents, beginning of period                                  330               569
                                                                     --------------    --------------
Cash and cash equivalents, end of period                             $          472    $        1,277
                                                                     ==============    ==============

                                                                     March 31, 2006    March 27, 2005
                                                                     --------------    --------------
Cash payments:
      Interest                                                       $          207    $           71
      Income Taxes                                                   $            6    $           13

Non-cash investing and financing activities:
      Issuance of stock for acquisition of business                  $        1,186    $           --
      Capital lease obligations                                      $           19    $           --

The accompanying notes are an integral part of these condensed consolidated financial statements.

                          MONTEREY GOURMET FOODS, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       Basis of Presentation

         The condensed consolidated financial statements have been prepared by Monterey Gourmet Foods, Inc. (the "Company") and are unaudited. The financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not necessarily include all information and footnotes required by generally accepted accounting principles, and should be read in conjunction with the Company's 2005 Annual Report on Form 10-K. In the opinion of the Company, all adjustments necessary to present fairly the Company's consolidated financial position, results of operations and cash flows as of March 31, 2006 have been recorded. A description of the Company's accounting policies and other financial information is included in the audited consolidated financial statements as filed with the Securities and Exchange Commission in the Company's Form 10-K for the year ended December 31, 2005. The consolidated results of operations for the interim quarterly periods are not necessarily indicative of the results expected for the full year.

         Certain reclassifications have been made to 2005 balances to conform to 2006 presentation.

2.       Business Acquisition and Statement of Cash Flows

         On January 12, 2006, the Company, Suekat LLC ("Suekat") and CIBO Naturals, LLC ("CIBO"), amended their previous agreement for the purchase and sale of limited liability company units: as a result, the Company acquired the remaining 15.5% of CIBO from Suekat in exchange for 300,000 unregistered shares of the Company's common stock with a market value of $1,186,000. The purchase price was all allocated to goodwill.

         On March 31, 2006, the Company purchased an additional 10% interest in Casual Gourmet Foods, Inc. ("Casual") pursuant to the Company's January 11, 2005 agreement with Casual and its shareholders. The purchase price for the additional 10% ownership was $1,600. The purchase price was all allocated to goodwill. The Company now owns 70% interest in Casual and is obligated to purchase the remaining 30% over the next two years. Casual, which produces branded gourmet sausages, prepared soups and other food products, is a Florida corporation with headquarters in Clearwater, Florida. The Company is acquiring Casual in order to expand and diversify its product line in the specialty foods category in which it competes.

         The following unaudited pro forma financial information presents a summary of our consolidated results of operations for the three month periods ended March 31, 2006 and March 27, 2005 assuming the Casual Gourmet Foods, Inc. (see the Company's current reports on Form 8-K and 8-K/A dated January 18 and March 28, 2005, respectively), and Sonoma Foods, Inc. (see the Company's current reports on Form 8-K and 8-K/A dated April 13 and June 22, 2005, respectively) acquisitions had taken place as of January 1, 2005 (in thousands except per share data).

                                                   Three Months Ended
                                            --------------------------------
                                            March 31, 2006    March 27, 2005
                                            --------------    --------------
Net revenues                                $       22,478    $       20,230

Net income                                  $          100    $           61
                                            ==============    ==============
Net income per common share:
Basic income per common share               $         0.01    $         0.00
                                            ==============    ==============

Diluted income per common share             $         0.01    $         0.00
                                            ==============    ==============

Basic shares outstanding                        14,782,501        14,394,016
Diluted shares outstanding                      14,999,257        14,516,283


         The unaudited condensed consolidated pro forma financial information has been prepared for comparative purposes only and reflects the historical unaudited results of Casual Gourmet Foods, Inc. and Sonoma Foods, Inc. The pro forma financial information includes adjustments to reflect interest expense generated from cash that was used for the acquisitions and related income tax adjustments. The pro forma information also includes an estimate of amortization of identifiable tangible assets. The pro forma information does not purport to be indicative of operating results that would have been achieved had the acquisition taken place on the dates indicated or the results that may be obtained in the future.


3.       Goodwill and Other Intangible Assets

         Goodwill and other intangible assets consist of (in thousands):

                                                                                 Balance at      Accumulated      Net carrying
                                              Year end 2005   Additions 2006    March 31, 2006   amortization        amount
                                             --------------   --------------   --------------   --------------   --------------
Trademarks and tradenames                    $          220   $           --   $          220   $          220   $           --
Customer lists                                        8,002               --            8,002            1,551            6,451
Other intangibles                                     1,982               --            1,982              705            1,277
                                             --------------   --------------   --------------   --------------   --------------
  Total amortized intangible assets                  10,204               --           10,204            2,476            7,728

Intangible assets with indefinite lives               3,104               --            3,104               --            3,104
                                             --------------   --------------   --------------   --------------   --------------
  Total intangible assets                            13,308               --           13,308            2,476           10,832

Goodwill                                             11,956            1,188           13,144               --           13,144
                                             --------------   --------------   --------------   --------------   --------------
  Total goodwill and intangible assets       $       25,264   $        1,188   $       26,452   $        2,476   $       23,976
                                             ==============   ==============   ==============   ==============   ==============

         Amortization expense of intangible assets for the quarter ended March 31, 2006 was $256,000 and for the quarter ended March 27, 2005 was $212,000.

4.       Notes, Loans, and Capital Leases Payable

         Notes, leases and capital leases payable consist of (in thousands):

                                                                                           March 31,     December 31,
                                                                                             2006            2005
                                                                                         ------------    ------------
Subordinated note payable to OBIC Inc.; assumed from CIBO Naturals stock purchase        $      1,000    $      1,000

     6% interest only  until March 31, 2006
     Monthly principal payments of $8,000 starting April 1, 2006
     Matures in July 2007

Non-revolving term loan from Comerica Bank to partially purchase CIBO Naturals                    438             625
     Variable rate interest at LIBOR plus 200 basis points
     Monthly principal payments of $62,500 plus interest of approximately 7%
     Matures in October 2006

Non-revolving term loan from Comerica Bank to partially purchase Sonoma Foods                   2,084           2,208
     Variable rate interest at LIBOR plus 275 basis points
     Monthly principal payments of $41,667 plus interest of approximately 7%
     Matures in May 2010

Non-revolving term loan from Comerica Bank to partially purchase Casual Gourmet Foods           4,792           5,000
     Variable rate interest at LIBOR plus 275 basis points
     Monthly principal payments of $104,167 plus interest of approximately 7%
     Matures in February 2009

Notes assumed from Casual Gourmet stock purchase                                                  154             180
     interest ranges from 0.0% to 9.35%; payable in monthly payments of $7,367 maturing from January 2007 through March 2011

Note payable assumed from Sonoma Foods stock purchase                                              55              58
     Payable in monthly payments of $3,857 including interest of 15.88% and 17.6%
     Matures in June 2009

Capital leases payable                                                                             87              76
                                                                                         ----------------------------
Total notes, loans, and capital leases payable                                           $      8,610    $      9,147

Less current portion of notes, loans, and capital leases payable                               (2,379)         (2,521)
                                                                                         ----------------------------
Notes, loans, and capital leases payable, less current portion                           $      6,231    $      6,626
                                                                                         ============================

5.       Credit Facility

         The Company has a $5.0 million working capital line of credit whose balance can increase or decrease based on the working capital requirements of the Company. The working capital line of credit commitment expires March 31, 2007. The Company has used $3.0 million of this line as of March 31, 2006 and therefore has approximately $2.0 million available on this credit line. In addition, the Company has a letter of credit in the amount of $1.1 million which is issued in favor of an insurance company to support a self-funded worker's compensation program which expires December 31, 2006, and non-revolving term bank loans to fund acquisitions. The Company borrowed $2.0 million under a non-revolving term loan in 2004 to partially fund the CIBO acquisition, the Company borrowed an additional $5.0 million in 2005 to partially fund the Casual Gourmet acquisition and on April 11, 2005 the Company borrowed $2.5 million to partially fund the Sonoma Foods acquisition. The outstanding principal balance on the non-revolving term loan from Comerica Bank was $7.3 million as of March 31, 2006. No additional loans are available to the Company under the non-revolving term loan without prior consent from the Bank. The loans are secured by the assets of the Company. The interest rate on this entire non-revolving term credit line will be calculated at the bank's prime lending rate or LIBOR plus 2.00% whichever the Company chooses.

         The terms of the various credit facilities prohibit the payment of cash dividends (except with written approval) on the Company's capital stock and restrict payments for, among other things, repurchasing shares of the Company's capital stock. Other terms limit the Company with respect to, among other things, (i) incurring additional indebtedness, (ii) adversely changing the capital structure, and (iii) acquiring assets other than in the normal course of business including specific limits on annual capital expenditures and (iv) certain financial covenants. The Company was in compliance with its covenants with its bank as of March 31, 2006.

6.       Income Taxes

         The Company determines its quarterly tax provision based on the expected annual effective tax rate by tax filing entities and jurisdictions. For the quarter ended March 31, 2006, the effective tax rate of 51.2% exceeds the Federal Statutory Rate primarily due to the effect of Casual Gourmet foods which is not included in the Company's consolidated tax return. Casual Gourmet Foods generated a taxable loss for the quarter ended March 31, 2006, which due to its lower effective tax rate provided a lower tax benefit to offset against the taxable income generated by the Company's other operations.

7.       Stockholders' Equity

         The Company has reported its earnings in accordance with Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings per Share." Basic net income per common share is based on the weighted average number of shares outstanding during the period. Diluted net income per common share is based on the weighted average number of shares outstanding during the period, including common stock equivalents. Stock options account for the entire difference between basic average common shares outstanding and diluted average common shares outstanding.

         During the first three months of 2006, 5,133 employee stock purchase plan shares were issued with proceeds to the Company of $15,000. Additionally, 25,000 shares of common stock were issued during the same period as part of employee option exercises with proceeds to the Company of $65,000. As part of the acquisition of CIBO Naturals, LLC, 300,000 shares were issued with a computed market value of $1,186,000. No other shares of common stock were issued during the quarter.

         Earnings per Share Calculation

         The reconciliation of the share denominator used in the basic and diluted net income per share computations is as follows:

                                                March 31, 2006    March 27, 2005
                                                --------------    --------------
Weighted average common shares
     outstanding shares used in basic
     net income per share computation               14,782,501        14,394,016
Dilutive effect of common stock equivalents,
     using the treasury stock method                   216,756           122,267
                                                --------------    --------------
Shares used in dilutive net income per share
     computation                                    14,999,257        14,516,283
                                                ==============    ==============

         As of March 31, 2006, the Company had common stock options outstanding which could potentially dilute basic net income per share in the future, but were excluded from the computation of diluted net income per share as the common stock options' exercise prices were greater than the average market price of the common shares for the period. At March 31, 2006, options to purchase 813,501 shares of common stock with a weighted average exercise price of $5.51 per share were excluded from the diluted net income per share computation as their exercise prices were greater than the average market price of the common shares for the period. As of March 27, 2005 diluted net income per share excluded common equivalent shares outstanding of 949,283 as their effect was anti-dilutive.

         Stock-Based Compensation Expense

         On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment," ("SFAS 123(R)") which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. SFAS 123(R) supersedes previous accounting under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") for periods beginning before calendar year 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 ("SAB 107") relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

         The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company's fiscal year 2006. Consolidated financial statements as of and for the three months ended March 31,

2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). There was no stock-based compensation expense related to employee or director stock options recognized during the three months ended March 27, 2005. Stock-based compensation expense recognized under SFAS 123(R) for employee and directors for the three months ended March 31, 2006 was $67,000. The Company recorded $14,000 in cost of goods sold and $53,000 in selling, general and administrative expenses. Basic and diluted income per share for the quarter ended March 31, 2006 would have been $.01, if the Company had not adopted SFAS 123(R), compared to reported basic and diluted income per share of $.01.

         The estimated fair value of options granted to employees and directors during the quarter ended March, 31, 2006, was $10,650. Assumptions used to value the options granted for the quarter ended March 31, 2006 were as follows:

Volatility                                                               53.6%
Risk-Free Interest Rates                                                 4.57%
Expected Lives in Years                                                     6
Dividend Yield                                                             --
Forfeiture rate                                                             6%

         The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based awards granted under the company's stock option plans for the three months ended March 27, 2005. For purposes of this pro-forma disclosure, the fair value of the options is estimated using the Black-Scholes-Merton option-pricing formula ("Black-Scholes model") and amortized to expense over the options' contractual term (in thousands except share data).

                                                             Three Months Ended
                                                               March 27, 2005
                                                               --------------
Net income as reported                                         $           17

Deduct: total stock-based employee compensation
determined under fair value method for all awards,
net of related tax effects                                               (115)
                                                               --------------

Proforma net loss, as adjusted                                            (98)
                                                               ==============
Earnings per share:
Basic, as reported                                             $         0.00
Basic, as adjusted                                             $        (0.01)
                                                               ==============

Diluted, as reported                                           $         0.00
Diluted, as adjusted                                           $        (0.01)
                                                               ==============

Basic shares                                                       14,394,016
Diluted Shares                                                     14,394,016

         The estimated fair value of options granted to employees and directors during the quarter ended March, 27, 2005, was $45,000. Assumptions used to value the options granted were expected volatility of 55%, risk-free interest rate of 3.69%, weighted average expected lives of 4 years and expected dividend yield of zero.

         SFAS 123(R) requires companies to estimate the fair value of share-based payment awards to employees and directors on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Consolidated Statements of Operations. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statements of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Under the intrinsic value method, no stock-based compensation expense had been recognized in the Consolidated Statements of Operations for awards to employees and directors because the exercise price of stock options equaled the fair market value of the underlying stock at the date of grant.

         Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Consolidated Statements of Operations for the first quarter of fiscal 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value estimated in accordance with the pro-forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). For stock-based awards issued to employees and directors, stock-based compensation is attributed to expense using the multiple-option method, which is consistent with how the prior-period proformas were provided. As stock-based compensation expense recognized in the Consolidated Statements of Operations for the first quarter of fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In our pro-forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

         The determination of fair value of share-based payment awards to employees and directors on the date of grant using the Black-Scholes model is affected by the Company's stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Prior to 2006, the Company estimated expected terms based on historical Company data and compared to a peer group of public companies. For new grants after December 31, 2005, management estimated expected term using the simplified method provided in SAB 107. Management has used historical data to estimate forfeitures. The risk-free rate is based on U.S. Treasury rates in effect during the corresponding period of grant. The expected volatility is based on the historical volatility of the Company's stock price.

         The Company has elected to adopt the detailed method provided in SFAS 123(R) for calculating the beginning balance of the additional paid-in capital pool ("APIC pool") related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R).

         Stock Options

         In 1993, the directors and shareholders approved the 1993 Stock Incentive Plan (Plan) which was amended in 2002 to reserve 3.2 million shares of common stock for issuance to employees, officers and directors of the Company. The board of directors determines the terms of stock option agreements, including vesting requirements. The exercise price of incentive stock options must be no less than the fair market value on the date of grant. The options expire no later than ten years from the date of grant.

         In 2005, the Company granted options under the Plan at exercise prices ranging from $3.15 to $3.97 per share and with a vesting period of two or three years. During the three month periods ended March 31, 2006 and March 27, 2005, the Board of Directors granted options for 5,000 and 29,000 shares, respectively, to employees and directors at the weighted average per share exercise price of $3.85 and $3.43, respectively, which was the fair market value of our common stock at the dates of grant. Options granted generally vest over two to three years. The following table details the stock option activity during the three months ended March 31, 2006.

                                                                  Weighted       Weighted
                                                                  Average        Average       Aggregate
                                                                  Exercise     Contractual     Intrinsic
                                                    Options       Price        Life (Years)      Value
                                                 ------------   ------------   ------------   ------------
Options outstanding as of January 1, 2006           1,807,194   $       4.24
Options granted during the period                       5,000   $       3.85
Options exercised during the period                   (25,000)  $       2.60
Options canceled during the period                     (3,800)  $       5.75
                                                 ------------
Options outstanding as of March 31, 2006            1,783,394   $       4.26       6.62       $  1,305,000

Options exercisable as of March 31, 2006            1,549,394   $       4.33       6.18       $  1,154,000

         Stock option activity under the Plan is summarized as follows:

         The total intrinsic value of options exercised during the quarters ended March 31, 2006, and March 27, 2005, was $38,000 and $0. The total fair value of shares vested during the quarters ended March 31, 2006 and March 27, 2005, were $67,000 and $115,000.

         As of March 31, 2006, there was $307,000 of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over the weighted-average period of 2 years.

         The table below shows the activity of non-vested stock options from January 1, 2006 through March 31, 2006.

                                                  Number of    Weighted Average
                                                    Stock       Fair Value at
                                                   Options       Grant Date
                                                 ------------   ------------
Nonvested stock options at January 1, 2006            229,000   $       3.75
Stock options granted                                   5,000           3.85
Stock options vested                                       --             --
Stock options forfeited                                    --             --
                                                 ------------   ------------
Nonvested stock options at March 31, 2006             234,000   $       3.75
                                                 ============   ============

8.       New Accounting Pronouncements

         In September 2005, the FASB issued a Proposed Statement of Financial Accounting Standards which amends FASB Statement No. 128, "Earnings per Share". The proposed statement would be effective in the second quarter of 2006 and is intended to clarify guidance on the computation of earnings per share for certain items such as mandatorily convertible instruments, the treasury stock method, and contingently issuable shares. Management has evaluated the proposed statement as presently drafted and has determined that if adopted in its current form it would not have a significant impact on the computation of our earnings per share.

         In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections". This new standard replaces APB Opinion No. 20, "Accounting Changes in Interim Financial Statements", and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements", and represents another step in the FASB's goal to converge its standards with those issued by the International Accounting Standards Board ("IASB"). Among other changes, SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impractical to do so. SFAS 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a "restatement." The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005. As of March 31, 2006 this pronouncement had no impact on the consolidated financial statements.

         In November 2004, the FASB issued SFAS No. 151, "Inventory Costs: an amendment of ARB No. 43, Chapter 4" to clarify the accounting of abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company's adoption of SFAS No. 151 as of January 1, 2006 had no impact on the consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

         The following discussion should be read in conjunction with the financial statements and related notes and other information included in this report. The financial results reported herein do not indicate the financial results that may be achieved by the Company in any future period.

         Other than the historical facts contained herein, this Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, particularly statements relating to our expectations relating to, among other things, the Company's results of operations, future plans and growth strategies. The Company's actual results regarding such matters may vary materially as a result of certain risks and uncertainties. For a discussion of such risks and uncertainties, please see the Company's Annual Report on Form 10-K for the year ended December 31, 2005. In addition to the risks and uncertainties discussed in the Annual Report, the risks set forth herein, including the risks associated with any reduction of sales to two major customers currently comprising a majority of total revenues, the Company's ability to expand distribution of food products to new and existing customers, attract and retain qualified management, integrate newly acquired businesses and compete in the competitive food products industry, should be considered.

Background

         Monterey Gourmet Foods was incorporated in June 1989 as a producer and wholesaler of refrigerated gourmet pasta and sauces to restaurants and grocery stores in the Monterey, California area. The Company has since expanded its operations to provide a variety of gourmet refrigerated food products to grocery and club stores throughout the United States, selected regions in Canada, the Caribbean, Latin America and Asia Pacific. The Company's overall strategy plan is to enhance the value of the Monterey Gourmet Foods brands by distributing its gourmet products through multiple channels of distribution.

         The Company's product distribution to grocery and club stores increased from approximately 25 stores as of December 1989, to approximately 10,200 stores as of December 31, 2005. During recent years the Company added retail and club distribution through internal growth and through the Frescala Foods, Emerald Valley, CIBO Naturals, Sonoma Foods, and Casual Gourmet acquisitions.

         Since, 2004, the Company has launched three new product lines outside its core pasta/sauce business, including Gourmet Refrigerated Entrees, such as Seafood Lasagna and Pasta Primavera, and Grilled Wrap Sandwiches, featuring a Garlic Chicken Wrap and a Chicken Ranchero Burrito and fresh tamales. Also in 2004, the Company acquired CIBO Naturals (January, 2004), a maker of sauces, dips and spreads.

         In 2005 the Company launched new products such as Chicken Penne Gratin, Chicken and Mozzarella Ravioli, and Pork and Chicken Tamales. Additionally the Company was able to increase distribution by introducing whole wheat pastas which are higher in dietary fiber, have a favorable glycemic index, and are made with whole grains. In 2005 the Company acquired two additional Companies. Casual Gourmet Foods, Inc. (January 2005) is a marketer of flavorful low fat, low-calorie chicken sausages, chicken burgers and soups, and Sonoma Foods, Inc. (April 2005) is a producer of an outstanding line of refrigerated specialty cheese products that features its flagship line of Sonoma Jack Cheeses. Sonoma Cheese has earned numerous awards over the years for its traditional and flavored jack cheeses. Monterey Gourmet Foods believes that the convenient gourmet food segment is growing rapidly as time-starved consumers seek high quality quick-meal solutions and the Company, with its staff of senior chefs, its outside culinary consultants, and its flexible manufacturing facilities, is well positioned to bring new products to these consumers.

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

         The Company believes that access to capital resources and increasing sales to offset higher fixed overhead, coupled with continued reduction of its administrative and production costs as a percent of revenue, will be key requirements in the Company's efforts to enhance its competitive position and increase its market penetration. In order to support its expansion program, the Company continues to develop new products for consumers and revise advertising and promotional activities for its retail grocery and club store accounts. There can be no assurance that the Company will be able to increase its net revenues from grocery and club stores. Because the Company will continue to make expenditures associated with the expansion of its business, the Company's results of operations may be affected.

         The Company's overall objective is to become a leading national supplier of perishable gourmet food products through distribution of its products to grocery and club stores. The key elements of the Company's strategy include the following targeted goals:

         o Expand market share through same-store revenue growth, addition of new grocery and club stores, geographic diversification, and product line expansion, including creation of additional meal solutions using Monterey Gourmet products.

         o Introduce new products on a timely basis to maintain customer interest and to respond to changing consumer tastes. In order to maximize its margins, the Company will design new products that can be manufactured and distributed out of its Salinas, California, Eugene, Oregon, or Seattle, Washington facilities, or through co-packer arrangement where the Company can introduce new products quickly to meet customer requests.

         o Reduce operating costs as a percentage of sales through continual evaluation of administrative and production staffing and procedures and consolidation of back office functions. The Company will consider additional capital improvements in order to increase production efficiencies and capacities, and to reduce the Company's cost of goods on a per unit basis.

         o Create brand awareness by communicating to the consumer that Monterey Gourmet Foods and its recently acquired brands provide flavorful and nutritious lines of products, and promote repeat business by reinforcing positive experiences with the Company's products.

         o Introduce new products to the Company's major customers in order to maximize the number of products sold to these customers.

         o Utilize the existing distribution, customer service and selling capabilities of Monterey Gourmet Foods for the products of new acquisitions in order to grow sales and maximize the results of all entities.

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

Results of Operations

      Net revenues from operations were as follows (in thousands):

                                                                     Three Months Ended
                                                           ---------------------------------
                                                           March 31, 2006     March 27, 2005
                                                           --------------     --------------
Net Revenues                                               $       22,478     $       17,663
     Percent Change in Net Revenues from prior period                  27%                 8%

         The quarterly increase is due to the increased volume generated from the acquisition of CIBO and Emerald Valley and increases from the core pasta business. These product lines increased 23% over the first quarter of 2005. Sonoma Foods recorded revenues for the first quarter of 2006, but did not record any sales in the first quarter of 2005. The Company's Monterey Pasta brand retail continues to grow at an accelerated growth rate. The Casual Gourmet product lines recorded a revenue decline of $1.3 million when comparing the first quarter 2006 with the first quarter 2005. The Company has introduced new products, expanded its current product lines, and is using the Company's retail sales personnel to expand its customer base. The Company believes that the actions taken will correct the revenue decline.

         Gross profit and gross margin were as follows:

                                                                     Three Months Ended
                                                           ---------------------------------
                                                           March 31, 2006     March 27, 2005
                                                           --------------     --------------
Gross profit                                               $        6,780     $        4,948

Gross margin percent                                                 30.2%              28.0%

         Gross profit for the year ended December 31, 2005 was 27.3%. The gross margin for the first quarter of 2006 improved compared to first quarter 2005, which was a function of reduced fixed costs, reduced labor costs, additional volume which reduced the overhead cost per item sold, and changes in product mix. The improvement in gross margin percent for the first quarter 2006 compared to the 2005 calendar year is a function of cost savings obtained by running more efficiently, an improvement in product mix, and lower raw material costs, especially in dairy and cheese products. The Company has also announced the consolidation of its two Salinas, California plants which the Company believes will also improve margins. The impact of future change on the Company's gross profit is difficult to quantify because of its sensitivity to volume through the plant.

         Selling, general and administrative expenses or SG&A were as follows (in thousands):

                                                                     Three Months Ended
                                                           ---------------------------------
                                                           March 31, 2006     March 27, 2005
                                                           --------------     --------------
SG&A Expense                                               $        6,376     $        4,846

SG&A Expense as a percent of net revenues                            28.4%              27.4%

         SG&A expenses increased when compared to the calendar year 2005. SG&A as a percent of sales also increased for the first quarter 2006 compared to the first quarter 2005. For fiscal year ended December 31, 2005, SG&A expenses were 27.7% of sales. The quarterly increases compared to 2005 are related to increased freight costs due to higher fuel costs.

         Depreciation and amortization expense, included in cost of sales and SG&A, was $753,000 or 3.3% of net revenues for the quarter ended March 31, 2006, compared to $713,000 or 4.0% of net revenues for the quarter ended March 27, 2005. The increase is associated with the amortization of intangible assets acquired in the Casual Gourmet and Sonoma Foods acquisitions.

         Net interest expense was $200,000 for the quarter ended March 31, 2006 compared to $79,000 for the quarter ended March 27, 2005. The increase in interest expense reflects the borrowings to acquire Casual Gourmet and Sonoma Foods and higher short term borrowing rates.

         Income taxes for the first quarter of 2006 reflect a tax expense of $105,000 or approximately 51.2% of pretax income, as compared to $11,000 or approximately 39.3% of pretax income for the same period in 2005. The Company determines its quarterly tax provision based on the expected annual effective tax rate by tax filing entities and jurisdictions. For the quarter ended March 31, 2006, the effective tax rate of 51.2% exceeds the Federal Statutory Rate primarily due to the effect of Casual Gourmet foods which is not included in the Company's consolidated tax return. Casual Gourmet Foods generated a taxable loss for the quarter ended March 31, 2006, which due to its lower effective tax rate provided a lower tax benefit to offset against the taxable income generated by the Company's other operations.

Liquidity and Capital Resources

         During the three month period ended March 31, 2006, $2,567,000 of cash was provided by the Company's operations, compared to $1,748,000 of cash provided in the first quarter of 2005. The increase in cash from operations reflects an increase in net income of $100,000, changes in accounts payable and accrued liabilities and higher depreciation and amortization expense. Capital expenditures were $434,000 in the first three months of 2006 compared to $192,000 for the first quarter of 2005. Capital spending in 2005 reflected projects associated with acquired facilities and improved packaging equipment. The Company will spend capital dollars when appropriate to either support sales initiatives or to reduce operating costs.

         During the first three months of 2006, the Company issued 5,133 shares under its Employee Stock Purchase Plan valued at $15,000. Additionally, 25,000 shares of common stock were issued during the same period as part of employee option exercises with proceeds to the Company of $65,000. As part of the final purchase of CIBO Naturals, LLC 300,000 shares were issued to the previous owner of CIBO Naturals with a computed value of $1,186,000. The Company now owns 100% of CIBO Naturals, LLC. During the first quarter of 2005, by comparison, proceeds from the purchase of 4,327 shares under the Employee Stock Purchase Plan were $13,000, and there were no exercises under the Company's employee stock option plan.

         The Company adopted SFAS 123R effective January 1, 2006. See note 7 which is incorporated here by reference.

         The Company finances its operations and growth primarily with cash flows generated from operations The Company has a $5.0 million working capital line of credit whose balance can increase or decrease based on the working capital requirements of the Company. The working capital line of credit commitment expires March 31, 2007. The Company has used $3.0 million of this line as of March 31, 2006 and therefore has approximately $2.0 million available on this credit line. In addition, the Company has a letter of credit in the amount of $1.1 million which is issued in favor of an insurance company to support a self-funded worker's compensation program which expires December 31, 2006, and non-revolving term bank loans to fund acquisitions. The Company borrowed $2.0 million under a non-revolving term loan in 2004 to partially fund the CIBO acquisition, the Company borrowed an additional $5.0 million in 2005 to partially fund the Casual Gourmet acquisition and on April 11, 2005 the Company borrowed $2.5 million to partially fund the Sonoma Foods acquisition.

         The Company believes that its existing credit facilities, together with cash flow from operations, are sufficient to meet its cash needs for normal operations including all capital expenditures for the next twelve months. The Company also believes that the integrations of acquisitions will not require significant usages of cash.

Contractual Obligations

         The Company has no raw material contracts exceeding one year in duration. In addition, the Company leases production, warehouse and corporate office space as well as certain equipment under both month-to-month and non-cancelable operating lease agreements. All building leases have renewal options and all include cost of living adjustments. The following table summarizes the estimated annual obligations.

                                                                     Payments due by period
                                            ------------------------------------------------------------------------
                                                             Less than                                   More than
                                                Total          1 year      1 - 3 years   3 - 5 years      5 years
                                            ------------   ------------   ------------   ------------   ------------
Contractual obligations  (in  thousands)
Long-term debt                              $      8,523   $      2,350   $      4,509   $      1,664   $         --
Capital lease obligations                             87             29             50              8             --
Operating leases                                   5,747          1,197          1,391          1,087          2,072
                                            ------------------------------------------------------------------------
Total                                       $     14,357   $      3,576   $      5,950   $      2,759   $      2,072
                                            ========================================================================

         The Company has a standby letter of credit in favor of an insurance company for $1,100,000 for Worker's Compensation insurance which expires on December 31, 2006.

Critical Accounting Policies and Management Judgments

Accounts Receivable and Allowances

         The Company provides allowances for estimated credit losses, product returns, spoilage, and adjustments at a level deemed appropriate to adequately provide for known and inherent risks related to such amounts. The allowances are based on reviews of the history of losses, returns, spoilage, contractual relationships with customers, current economic conditions, and other factors which warrant consideration in estimating potential losses. While management uses the best information available in making its determination, the ultimate recovery of recorded accounts, and other receivables is also dependent on future economic and other conditions that may be beyond management's control.

Income Taxes

         The Company accounts for corporate income taxes in accordance with the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") 109, "Accounting for Income Taxes" which requires an asset and liability approach. This approach results in the recognition of deferred tax assets (future tax benefits) and liabilities for the expected future tax consequences of temporary timing differences between the book carrying amounts and the tax basis of assets and liabilities. Future tax benefits are subject to a valuation allowance to the extent of the likelihood that the deferred tax assets may not be realized. The Company's deferred tax assets include significant amounts of net operating losses ("NOLs"). During 2005, the valuation allowance was decreased due to the consideration of the impact of deferred tax liabilities resulting from acquisitions which affected the Company's assessment of the realization of such NOLs. The amount of the valuation allowance is significantly dependent on management's assumptions regarding future taxable income and the availability of these NOLs to offset future taxable income. The effect on the Company's net income is significant whenever the estimate changes. The Company expects to utilize all of the NOLs in future years. However, if the Company's ability to generate future taxable income diminishes, additional tax expense may be recorded in order to increase the valuation allowance. For business combinations, the Company must record deferred taxes relating to the book versus tax basis differences of acquired assets and liabilities. Generally, such business combinations result in deferred tax liabilities as the book values are reflected at fair value whereas the tax basis is carried over from the acquired company. Such deferred taxes are initially estimated based on preliminary information and are subject to change as valuations and tax returns are finalized.

Inventory Valuation

         Inventories are stated at the lower of cost (using the first-in, first-out method) or market and consist principally of component ingredients to the Company's refrigerated pasta and sauces, finished goods, and packaging materials. Many of the ingredients used in the Company's products have a short shelf life and if not used in a certain amount of time may spoil. Management estimates that the raw material will be used in a timely manner; however, management has established certain reserves for the potential of inventory obsolescence, especially for slow moving inventory. As of March 31, 2006, the Company reduced the carrying value of its inventory by $182,000. This write-down was made to cover certain refrigerated raw material inventory that is nearing its shelf-life, certain packaging labels for products that may be rotated out of the Club Store accounts and for products that have already been rotated out of the Club Store accounts that may or may not be rotated back into the Club Store accounts. The allowance is established based on management's estimate of alternative usage or salvage value of obsolete inventory. Management believes its estimates for spoiled and obsolete inventory is adequate given the current volume of business to its current customers.

Workers Compensation Reserve

         The Company's California and Oregon locations entered into a partially self-insured worker's compensation program for fiscal year 2003 and have continued the program into 2006. This program features a fixed annual payment, with a deductible on a per occurrence basis. The annual expense consists of a base fee paid to an insurance company to administer the program, direct cash expenses to pay for injuries, an estimate for potential injuries that may have occurred but have not been reported, an estimate by the insurance company of costs to close out each injury and an estimate for injury development. The Company has been on this partially self-insured program for just over three years and therefore has limited history of claim resolution available to support the Company's projected liabilities. Therefore the Company is using published industry actuarial data from an insurance carrier and reviewing each claim individually to determine the amount of reserves that should be established.

Management believes that its current safety program and its safety record will provide the foundation to enable the Company to realize the premium savings partially self-insured programs are designed to achieve; however, estimated reserves may vary from future cash outlays.

         The Company's remaining locations in Washington and Florida are on a fixed premium insurance contract that covers all costs including claims.

Revenue Recognition

         The Company recognizes revenues through sales of its products primarily to grocery and club store chains. Revenues are recognized once there is evidence of an arrangement (such as a customer purchase order), product has been shipped to the customer or when the product has been delivered to the customer depending on customer's purchase orders, the price and terms are fixed, and collectibility is reasonably assured. Accordingly, sales are recorded when goods are shipped or delivered, at which time title and risk of loss have passed to the customer, consistent with the freight terms for most customers. Potential returns, adjustments and spoilage allowances are considered as a reduction in revenues and are provided for in accounts receivable allowances and accruals.

         The Company records its shipping cost for product delivered to customers in selling general and administrative expense. Any amounts charged to customers for freight and deliveries are included in revenues. Certain incentives granted to customers such as promotions, trade ads, slotting fees, terms discounts, and coupons are recorded as offsets to revenues.

Goodwill/Intangible Assets

         Under SFAS 142, "Goodwill and Other Intangible Assets" goodwill and intangible assets with indefinite useful lives are to be tested for impairment at least annually. Intangible assets with finite useful lives continue to be amortized over their respective estimated useful lives. The primary identifiable intangible assets of the Company's reporting units are trademarks, tradenames and customer relationships acquired in business acquisitions. Identifiable intangibles with finite lives are amortized and those with indefinite lives are not amortized. The estimated useful life of an identifiable intangible asset to the reporting unit is based upon a number of factors, including the effects of demand, competition, and future cash flows. As of March 31, 2006, the net book value of trademarks and other identifiable intangible assets was $10.8 million.

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

         Goodwill is not amortized but is subject to periodic assessments of impairment. At March 31, 2006, the Company had $13.1 million of goodwill on its books. Goodwill is assessed for impairment at least as often as annually and as triggering events may occur. The Company performs its annual review in the fourth quarter of each year. Recoverability of goodwill is evaluated using a comparison of the fair value of a reporting unit with its carrying value.

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

         In the fourth quarter of 2005, Casual Gourmet saw a significant reduction in its sales to its two largest customers. If revenues to these two customers do not return to historical levels, the Company may need to impair the goodwill and or intangible assets that have previously been recorded in connection with the Casual gourmet acquisition. The Company has taken many steps to restore the sales to these two major customers, including the introduction of such items as Anti-Biotic free ("ABF") all white meat chicken sausages, Nitrite free chicken sausages, sausages made with organic chicken, flavored pork sausages, and other products that fit under the Casual Gourmet label. The Company is also introducing these products into the retail market place through Monterey Gourmet Foods' retail sales force.

Accounting for Stock-Based Awards.

         On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment. Prior to January 1, 2006, the Company had applied the intrinsic value method of accounting for stock options granted to our employees and directors under the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation. Accordingly, employee and director compensation expense was recognized only for those options whose exercise price was less than the market value of our common stock at the measurement date.

         The Company adopted the fair value recognition provisions of SFAS No. 123R, using the modified prospective transition method. Under the modified prospective method, (i) compensation expense for share-based awards granted prior to January 1, 2006 are recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS No. 123 and (ii) compensation expense for all share-based awards granted subsequent to December 31, 2005 are based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. Results for periods prior to January 1, 2006 have not been restated. As a result of adopting SFAS No. 123R, the Company recorded a pre-tax expense of $67,000 for stock options compensation. The impact on both basic and diluted earnings per share for the three months ended March 31, 2006 was less than $0.01 per share. The proforma cost of stock options compensation for the three months ended March 27, 2005 was $115,000, for which no expense was recorded as allowed under the provisions of APB Opinion No. 25. See Note 7. - "Stockholders' Equity."

         Sales and Marketing

         The Company's sales and marketing strategy is twofold and emphasizes sustainable growth in distribution of its products and introduction of innovative new products to keep the Company positioned as a leader in the marketplace.

         Pasta is a staple of the North American diet. It is widely recognized that pasta is a convenient and nutritious food. The USDA places pasta on the foundation level of its pyramid of recommended food groups and pasta supports consumers' lifestyle demands for convenient at-home meals.

         The Company offers its customers distinctive packaging that uses a sleeve to wrap the inner package, and incorporates color graphics and product photography in a contemporary new look. The packaging is created to communicate to the consumer (1) higher product quality, (2) ease and swiftness of preparation, and (3) appetite appeal to encourage point of sale purchase and to show a variety in product choice. The Company continues to improve its product to enhance the dining experience. This package is designed to both strengthen the Monterey Gourmet Foods brand recognition and reinforce its positioning as a premium quality product.

         The Company employs two full-time executive chefs as well as outside culinary consultants to develop new products. Recent introductions include a line of whole wheat fresh pastas. The Company is the first to introduce whole wheat in the refrigerated pasta category. Sales of these items have helped grow the retail branded category by 11% over the same quarter one year ago. The Company also recently introduced a new line of fresh Tamales under the Isabella's Kitchen brand.

         The Company is combining efforts with its recently acquired companies to maximize selling and marketing effectiveness. The Company has a dedicated sales force that focuses solely on the natural and organic foods category, a category which is growing throughout the United States. This sales force along with the Company's retail sales and club store sales forces have the ability to sell products nationwide. With the recent acquisitions, the sales personnel have more products in their offering and more opportunities to place themselves in front of key buyers.

         Major Customers

         Two of the Company's customers, Costco Wholesale and Sam's Club, accounted for 49% and 16%, respectively, of the Company's net revenues for the three months ended March 31, 2006. No other customer accounted for greater than 10% of net revenues for the period.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

         Market Risk Disclosure

         The Company does not hold market risk-sensitive trading instruments, nor does it use financial instruments for trading purposes. All sales, operating items and balance sheet data are denominated in U.S. dollars; therefore, the Company has no foreign currency exchange rate risk.

         In the ordinary course of its business the Company enters into commitments to purchase raw materials over a period of time, generally six months to one year, at contracted prices. At March 31, 2006 these future commitments were not at prices in excess of current market, or in quantities in excess of normal requirements. The Company does not utilize derivative contracts either to hedge existing risks or for speculative purposes.

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

         Currency Risk

         During the first quarter of 2006, the Company sold $11,000 of product in currency other than US dollars. These sales have terms of net 30 days from shipment. The Company believes that its currency exposure is not material and has chosen not to hedge these sales.


Item 4.  Controls and Procedures

         Evaluation of disclosure Controls and Procedures

         As of March 31, 2006, an evaluation was carried out under the supervision of and with the participation of management, including the chief executive officer and chief financial officer, regarding the effectiveness of the design and operation of the Company's disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended. The Company cautions that a control system, no matter how well conceived and operated can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Based on this evaluation, and because our remediation of the material weakness identified in the fourth quarter of 2005 and described below is in progress but not yet complete, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

         As disclosed in the Company's Annual Report on Form 10-K for the year end 2005, the Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act as of December 31, 2005. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, because of the material weaknesses in internal control discussed below, the Company's disclosure controls and procedures were not effective as of December 31, 2005.

         A material weakness in internal control is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements would not be prevented or detected on a timely basis by the Company. Our material weaknesses as of December 31, 2005 were as follows:

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

         Management believes that actions taken and actions that will be taken in 2006, will correct the material weaknesses in internal control over financial reporting noted above. Some of these remediation actions are:

         1. Expanding accounting professionals. As of December 31, 2005, due to medical disability and unanticipated departure of personnel, the Company employed only two full-time and one part-time accountants. As of March 15, 2006, the Company had replaced or hired additional qualified accountants to bring its accounting staff to five full-time accountants and one part-time accountant. In addition the Company has made other personnel changes.
         2. The Company has implemented an extensive training program for all accounting and accounting related personnel to insure proper usage of all available tools.
         3. Implementation of certain enhanced control processes over accounting for subsidiaries.
         4. Enhanced internal reporting from its financial systems including general ledger reporting and consolidating entries.
         5. Engagement of third party tax specialists to provide quality assurance and tax expertise outside of the firm that currently prepares the Company's tax return.
         6. Engaging other specialists to provide support for reporting of technical areas.

         The Company expects these changes to be fully implemented in 2006 and testing of the Company's internal controls subsequent to this time will determine if the controls are operating effectively.

         Changes in Internal Controls

         Other than as noted above, there were no changes in our internal control over financial reporting during the three months ended March 31, 2006 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1   LEGAL PROCEEDINGS

         None.

ITEM 1A  RISK FACTORS

         In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results.

         In addition to the matters disclosed there, the Company notes that currently it is not an "accelerated filer" - that is, a reporting company whose "public float" (the market value of its common equity not owned by affiliates) exceeds $75 million as of the end of the company's fiscal year. However, the Company's "public float" as of the date of this report was approximately $72.4 million, and it is possible that, whether due to increases in the market price of the common stock or otherwise, the Company may attain the status of an "accelerated filer" by the end of the current fiscal year. Accelerated filers are subject under current SEC rules and regulations to the obligation to comply with section 404 of the Sarbanes-Oxley Act by providing in their next annual report on Form 10-K to the SEC a report on their internal controls over financial reporting and an accompanying auditor's report. Non-accelerated filers are currently not subject to this requirement until the first fiscal year ending after July 15, 2007. Accelerated filers also are required to file their annual and quarterly reports to the SEC on an accelerated schedule. Among the effects of these additional and accelerated compliance obligations, the Company believes, would be an acceleration of the significant additional expense of section 404 compliance, including the costs of computer upgrades, additional staffing, additional documentation of internal controls additional testing, and additional auditing expense. The Company is unable to estimate the amount of increased expenses with certainty, but does anticipate that the increases would have a significant impact on the Company's net income.

         The Company is not aware of any other material changes to the risks described in our latest Annual Report on Form 10-K.


Item 2.  Unregistered Sales of Equity Securities and use of Proceeds

         In connection with the amendment of its previous agreement to acquire all of the outstanding units of CIBO Naturals, LLC, the Company on January 12, 2006, sold and issued to Suekat, LLC, without registration under the Securities Act of 1933, 300,000 shares of common stock with a market value of approximately $1.2 million, as consideration for the remaining 15.5% of the outstanding units of CIBO Naturals owned by Suekat. See Item 3.02 of the Company's Current Report on Form 8-K dated January 12, 2006, which is incorporated by reference.

Item 6.  Exhibits

         See Index of Exhibits for all exhibits filed with this report.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       MONTEREY GOURMET FOODS


Date: May 15, 2006                     By: /s/ JAMES M. WILLIAMS
                                           -------------------------------------
                                           James M. Williams
                                           Chief Executive Officer


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