Form 10-Q
period 2006-06-30
MONTEREY GOURMET FOODS
filed 2006-08-14
CIK 913032

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                           ---------------------------

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

      For the quarterly period ended June 30, 2006.

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

                                 Yes [ ] No [X]

At August 14, 2006, 17,268,421 shares of common stock, $.001 par value, of the registrant were outstanding.

                           MONTEREY GOURMET FOODS, INC
                                    FORM 10-Q
                               Table of Contents


PART 1.  FINANCIAL INFORMATION                                              Page

        Item 1.  Financial Statements
                 Condensed Consolidated Balance Sheets as of
                 June 30, 2006 (unaudited) and December 31, 2005              3

                 Condensed Consolidated Statements of Operations
                 (unaudited) for the second quarter ended June
                 30, 2006 and June 30, 2005 and for the six months
                 ended June 30, 2006 and June 30, 2005                        4

                 Condensed Consolidated Statements of Cash Flows
                 (unaudited) for the six months ended June 30, 2006
                 and June 30, 2005                                            5

                 Notes to the Unaudited Condensed Consolidated
                 Financial Statements                                         6

         Item 2. Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                       13

         Item 3. Quantitative and Qualitative Disclosures About
                   Market Risk                                               21

         Item 4. Controls and Procedures                                     22

PART II. OTHER INFORMATION

        Item 1A. Risk Factors                                                23

        Item 2.  Unregistered Sales of Equity Securities and Use of
                   Proceeds                                                  23

        Item 6.  Exhibits                                                    24

        Signature Page                                                       25

        302 Certification of Chief Executive Officer - Exhibit 31.1          28

        302 Certification of Chief Financial Officer - Exhibit 31.2          29

        906 Certification of Chief Executive Officer - Exhibit 32.1          30

        906 Certification of Chief Financial Officer - Exhibit 32.2          31

                          PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

                            MONTEREY GOURMET FOODS, INC.
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                             (in thousands of dollars)

                                                                    June 30, 2006      December 31, 2005
                                                                  -----------------    -----------------
                                                                    (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                       $           3,436    $             330
  Accounts receivable, net                                                    7,985                9,342
  Inventories                                                                 6,798                6,949
  Deferred tax assets                                                           865                1,030
  Prepaid expenses and other                                                    877                  866
                                                                  -----------------    -----------------

   Total current assets                                                      19,961               18,517

  Property and equipment, net                                                14,562               14,324
  Deferred tax assets                                                         6,172                6,172
  Deposit and other                                                             169                  148
  Intangible assets, net                                                     10,582               11,088
  Goodwill                                                                   13,144               11,956
                                                                  -----------------    -----------------

   Total assets                                                   $          64,590    $          62,205
                                                                  =================    =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Bank overdraft                                                  $              --    $           1,507
  Line of credit                                                                 --                3,000
  Accounts payable                                                            4,402                4,171
  Accrued liabilities                                                         2,773                2,299
  Current portion of long-term debt                                             184                2,521
                                                                  -----------------    -----------------

   Total current liabilities                                                  7,359               13,498

Long-term debt                                                                1,061                6,626
Deferred tax liability                                                        2,812                2,812

Minority interest                                                               159                  159

Stockholders' equity:
  Preferred stock, $.001 par value,
       1,000,000 shares authorized, none outstanding                             --                   --
  Common stock, $.001 par value,  50,000,000 shares authorized,
      17,268,421 and 14,514,038 issued and outstanding                           17                   14
  Additional paid-in capital                                                 59,374               45,534
  Accumulated deficit                                                        (6,192)              (6,438)
                                                                  -----------------    -----------------
  Total stockholders' equity                                                 53,199               39,110
                                                                  -----------------    -----------------

   Total liabilities and stockholders' equity                     $          64,590    $          62,205
                                                                  =================    =================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                          MONTEREY GOURMET FOODS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (in thousands of dollars except per share data)
                                   (unaudited)

                                                      Three Months Ended               Six Months Ended
                                                 -----------------------------   -----------------------------
                                                 June 30, 2006   June 30, 2005   June 30, 2006   June 30, 2005
                                                 -------------   -------------   -------------   -------------
Net revenues                                     $      23,081   $      21,155   $      45,559   $      38,818

Cost of sales                                           16,118          15,639          31,816          28,354
                                                 -------------   -------------   -------------   -------------

Gross profit                                             6,963           5,516          13,743          10,464

Selling, general and administrative expenses             6,576           5,322          12,952          10,168
Gain on disposition of assets                               13              --              13              --
                                                 -------------   -------------   -------------   -------------

Operating income                                           400             194             804             296

Other income, net                                            1               4               2               9

Interest expense, net                                     (195)           (181)           (395)           (260)
                                                 -------------   -------------   -------------   -------------

Income before provision for income
   tax expense                                             206              17             411              45
Provision for income tax expense                           (60)             (6)           (165)            (17)
                                                 -------------   -------------   -------------   -------------

Net income                                       $         146   $          11   $         246   $          28
                                                 =============   =============   =============   =============

Basic income per share                           $        0.01   $        0.00   $        0.02   $        0.00

Diluted income per share                         $        0.01   $        0.00   $        0.02   $        0.00

Primary shares outstanding                          15,058,039      14,449,238      14,920,270      14,421,627

Diluted shares outstanding                          15,452,071      14,541,915      15,238,544      14,525,330

The accompanying notes are an integral part of these condensed consolidated financial statements.

                          MONTEREY GOURMET FOODS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)
                                   (unaudited)

                                                                                Six Months Ended
                                                                         ------------------------------
                                                                         June 30, 2006    June 30, 2005
                                                                         -------------    -------------
Cash flows from operating activities:
Net income                                                               $         246    $          28
Adjustments to reconcile net income to net cash provided by
   operating activities:
           Deferred income taxes                                                   165               (6)
           Depreciation and amortization                                         1,504            1,484
           Provisions for allowances for bad debts, returns,
              adjustments and spoils                                             2,635            2,370
           Provisions for inventory allowances                                     322              250
           Stock based compensation expense                                        161               --
           Changes in assets and liabilities:
               Accounts receivable                                              (1,278)          (2,043)
               Inventories                                                        (171)            (336)
               Prepaid expenses                                                    (11)            (263)
               Deposits and other                                                  (21)              --
               Accounts payable                                                    231             (244)
               Accrued liabilities                                                 474             (396)
                                                                         -------------    -------------
                  Net cash provided by operating activities                      4,257              844
                                                                         -------------    -------------

Cash flows from investing activities:
           Purchase of property and equipment                                   (1,217)            (370)
           Acquisition of businesses net of cash and minority interest              (2)          (9,029)
                                                                         -------------    -------------
     Net cash used in investing activities                                      (1,219)          (9,399)
                                                                         -------------    -------------

Cash flows from financing activities:
           Proceeds from bank borrowing                                             --            7,500
           Line of credit                                                           --              355
           Bank overdraft                                                       (1,507)             881
           Repayment of line of credit                                          (3,000)              --
           Repayment of bank borrowing                                          (7,906)            (417)
           Repayment of capital lease obligations                                  (15)              --
           Proceeds from issuance of common stock                               12,496               13
                                                                         -------------    -------------
   Net cash provided by financing activities                                        68            8,332
                                                                         -------------    -------------

Net increase (decrease) in cash and cash equivalents                             3,106             (223)

Cash and cash equivalents, beginning of period                                     330              569
                                                                         -------------    -------------
Cash and cash equivalents, end of period                                 $       3,436    $         346
                                                                         =============    =============


Cash payments:                                                           June 30, 2006    June 30, 2005
                                                                         -------------    -------------
             Interest                                                    $         468    $         260
             Income taxes                                                $           6    $          18

Non-cash investing and financing activities:
             Issuance of stock for acquisition of business               $       1,186    $         199
            Capital lease obligations                                    $          19    $          --

The accompanying notes are an integral part of these condensed consolidated financial statements.

                          MONTEREY GOURMET FOODS, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

     The condensed consolidated financial statements have been prepared by Monterey Gourmet Foods, Inc. (the "Company") and are unaudited. The financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not necessarily include all information and footnotes required by generally accepted accounting principles, and should be read in conjunction with the Company's 2005 Annual Report on Form 10-K. In the opinion of the Company, all adjustments necessary to present fairly the Company's consolidated financial position, results of operations and cash flows as of June 30, 2006 have been recorded. A description of the Company's accounting policies and other financial information is included in the audited consolidated financial statements as filed with the Securities and Exchange Commission in the Company's Form 10-K for the year ended December 31, 2005. The consolidated results of operations for the interim quarterly periods are not necessarily indicative of the results expected for the full year.

     Certain reclassifications have been made to 2005 balances to conform to 2006 presentation.

2.   Business Acquisitions

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

     The following unaudited pro forma financial information presents a summary of our consolidated results of operations for the three month periods ended June 30, 2006 and June 30, 2005 and for the six months periods ended June 30, 2006 and June 30, 2005 assuming that Casual Gourmet Foods, Inc. (see the Company's current reports on Form 8-K and 8-K/A dated January 18 and March 28, 2005, respectively), and Sonoma Foods, Inc. (see the Company's current reports on Form 8-K and 8-K/A dated April 13 and June 22, 2005, respectively) acquisitions had taken place as of January 1, 2005 (in thousands except per share data).

                                       Three Months Ended               Six Months Ended
                                  -----------------------------   -----------------------------
                                  June 30, 2006   June 30, 2005   June 30, 2006   June 30, 2005
                                  -------------   -------------   -------------   -------------
 Net revenues                     $      23,081   $      21,155   $      45,559   $      41,385

Net income                        $         146   $          11   $         246   $          72
                                  =============   =============   =============   =============

Net income per common share:
Basic income per common share     $        0.01   $        0.00   $        0.02   $        0.01
                                  =============   =============   =============   =============

Diluted income per common share   $        0.01   $        0.00   $        0.02   $        0.00
                                  =============   =============   =============   =============

 Basic shares outstanding            15,058,039      14,449,238      14,920,270      14,421,627
 Diluted shares outstanding          15,452,071      14,541,915      15,238,544      14,525,330

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


3.   Goodwill and Other Intangible Assets

     Goodwill and other intangible assets consist of (in thousands):

                                                 Gross goodwill and intangible assets
                                            ---------------------------------------------
                                              Year end       Additions       Balance at      Accumulated    Net carrying
                                                2005            2006        June 30, 2006   amortization       amount
                                            -------------   -------------   -------------   -------------   -------------
Trademarks and tradenames                   $         220   $          --   $         220   $         220   $          --
Customer lists                                      8,002              --           8,002           1,740           6,262
Other intangibles                                   1,982              --           1,982             766           1,216
                                            -------------   -------------   -------------   -------------   -------------
     Total amortized intangible assets             10,204              --          10,204           2,726           7,478

Intangible assets with indefinite lives             3,104              --           3,104              --           3,104
                                            -------------   -------------   -------------   -------------   -------------
     Total intangible assets                       13,308              --          13,308           2,726          10,582

Goodwill                                           11,956           1,188          13,144              --          13,144
                                            -------------   -------------   -------------   -------------   -------------
     Total goodwill and intangible assets   $      25,264   $       1,188   $      26,452   $       2,726   $      23,726
                                            =============   =============   =============   =============   =============

     Amortization expense of intangible assets for the six months ended June 30, 2006 was $505,000 and for the six months ended June 30, 2005 was $447,000.

         Following is a table of estimated amortization expense for the next five years (in thousands):

                                                          Estimated
                                              Year       Amortization
                                                           Expense

              From July 2006 through December 2006       $        499
                                              2007                998
                                              2008                998
                                              2009                996
                               2010 and thereafter              3,987
                                                         ------------
                                             Total       $      7,478
                                                         ============


4.   Notes, Loans, and Capital Leases Payable

         Notes, leases and capital leases payable consist of (in thousands):

                                                                                               June 30, 2006      December 31, 2005
                                                                                             -----------------    -----------------
     Subordinated note payable to OBIC Inc.; assumed from CIBO Naturals stock purchase       $             975    $           1,000
           6% interest only  until March 31, 2006
           Monthly principal payments of $8,000 starting April 1, 2006
           Matures in July 2007

     Non-revolving term loan from Comerica Bank to partially purchase CIBO Naturals                         --                  625
           Variable rate interest at LIBOR plus 200 basis points
           Monthly principal payments of $62,500 plus interest of approximately 7%
           Matures in October 2006

     Non-revolving term loan from Comerica Bank to partially purchase Sonoma Foods                          --                2,208
           Variable rate interest at LIBOR plus 275 basis points
           Monthly principal payments of $41,667 plus interest of approximately 7%
           Matures in May 2010

     Non-revolving term loan from Comerica Bank to partially purchase Casual Gourmet Foods                  --                5,000
           Variable rate interest at LIBOR plus 275 basis points
           Monthly principal payments of $104,167 plus interest of approximately 7%
           Matures in February 2009

     Notes assumed from Casual Gourmet stock purchase                                                      139                  180
           interest ranges from 0.0% to 9.35%; payable in monthly payments of $7,367 maturing from January 2007 through March 2011

     Note payable assumed from Sonoma Foods stock purchase                                                  51                   58
           Payable in monthly payments of $3,857 including interest of 15.88% and 17.6%
           Matures in June 2009

     Capital leases payable                                                                                 80                   76
                                                                                             -----------------    -----------------
     Total notes, loans, and capital leases payable                                          $           1,245    $           9,147

     Less current portion of notes, loans, and capital leases payable                                     (184)              (2,521)
                                                                                             -----------------    -----------------
     Notes, loans, and capital leases payable, less current portion                          $           1,061    $           6,626
                                                                                             =================    =================

5.   Credit Facility

     The Company has a $5.0 million working capital line of credit whose balance can increase or decrease based on the working capital requirements of the Company. The working capital line of credit commitment expires March 31, 2007.

     On June 28, 2006 the Company announced the completion of a private placement of 2,174,000 shares of Monterey Gourmet Foods common stock at a price of $5.75 per share for net proceeds of $11.7 million. The Company used the proceeds to pay off its line of credit and all bank loans. As of June 30, 2006 the Company had $3.4 million of cash recorded on its balance sheet.

     The terms of the Company's line of credit prohibit the payment of cash dividends (except with written approval) on the Company's capital stock and restrict payments for, among other things, repurchasing shares of the Company's capital stock. Other terms limit the Company with respect to, among other things, (i) incurring additional indebtedness, (ii) adversely changing the capital structure, and (iii) acquiring assets other than in the normal course of business including specific limits on annual capital expenditures and (iv) certain financial covenants. The Company was in compliance with its covenants with its bank as of June 30, 2006.

6.   Income Taxes

     The Company determines its year to date tax provision based on the expected annual effective tax rate by tax filing entities and jurisdictions. For the six months ended June 30, 2006, the effective tax rate was 40% which approximates the combined Federal and State statutory tax rates. The Federal Statutory Rate can vary due to the effect of Casual Gourmet foods which is not included in the Company's consolidated tax return. Casual Gourmet Foods generated a taxable loss of approximately $400,000 for the six months ended June 30, 2006.

7.   Stockholders' Equity

     The Company has reported its earnings in accordance with Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings per Share." Basic net income per common share is based on the weighted average number of shares outstanding during the period. Diluted net income per common share is based on the weighted average number of shares outstanding during the period, including common stock equivalents. Stock options account for the entire difference between basic average common shares outstanding and diluted average common shares outstanding.

     During the first six months of 2006, 5,133 employee stock purchase plan shares were issued with proceeds to the Company of $15,000. Additionally, 275,250 shares of common stock were issued during the same period as part of employee option exercises with proceeds to the Company of $812,000. As part of the acquisition of CIBO Naturals, LLC, 300,000 shares were issued with a computed market value of $1,186,000.

     On June 28, 2006 the Company announced the completion of a private placement of 2,174,000 shares of Monterey Gourmet Foods common stock at a price of $5.75 per share for net proceeds of $11.7 million. In addition, the Company issued fully vested warrants to investors to purchase a total 652,200 shares of common stock of the Company at an exercise price of $7.50 per share. The common stock was issued in reliance upon the exemptions under Section 4(2) of the Securities Act of 1933, as amended, or Regulation D promulgated thereunder, relative to sales by an issuer not involving any public offering. Part of the proceeds was used to pay down the Company's bank debt. Monterey Gourmet Foods filed a registration statement with the Securities and Exchange Commission ("SEC") to register the resale of the shares of common stock issued in the private placement, as well as the shares of common stock issuable upon the exercise of the warrants issued in the private placement. The registration statement was declared effective by the SEC on August 4, 2006. Estimated stock offering costs of $831,000 have been reflected as a reduction of the gross proceeds received.

     No other shares of common stock were issued during the second quarter.

     Earnings per Share Calculation

     The reconciliation of the share denominator used in the basic and diluted net income per share computations is as follows:

                                                         Three Months Ended                Six Months Ended
                                                    -----------------------------   -----------------------------
                                                    June 30, 2006   June 30, 2005   June 30, 2006   June 30, 2005
                                                    -------------   -------------   -------------   -------------
     Weighted average common shares
          outstanding used in basic
          net income per share computation             15,058,039      14,449,238      14,920,270      14,421,627

     Dilutive effect of common stock equivalents,
          using the treasury stock method                 394,032          92,677         318,274         103,703
                                                    -------------   -------------   -------------   -------------

     Shares used in dilutive net income per share
          computation                                  15,452,071      14,541,915      15,238,544      14,525,330
                                                    =============   =============   =============   =============

     As of June 30, 2006, the Company had common stock options outstanding which could potentially dilute basic net income per share in the future, but were excluded from the computation of diluted net income per share as the common stock options' exercise prices were greater than the average market price of the common shares for the period. At June 30, 2006, options to purchase 738,692 shares of common stock with a weighted average exercise price of $5.81 per share were excluded from the diluted net income per share computation as their exercise prices were greater than the average market price of the common shares for the period or the options have not vested as of June 30, 2006. As of June 30, 2005 diluted net income per share excluded common equivalent shares outstanding of 1,341,938 as their effect was anti-dilutive.

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

     The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company's fiscal year 2006. Consolidated financial statements as of June 30, 2006 and for the six months ended June 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). There was no stock-based compensation expense related to employee or director stock options recognized during the six months ended June 30, 2005. Stock-based compensation expense recognized under SFAS 123(R) for employee and directors for the three months ended June 30, 2006 was $88,000 and for the six months ended June 30, 2006 was $155,000. The Company recorded $29,000 in cost of good sold and $126,000 in selling, general and administrative expenses. Basic and diluted income per share for the six months ended June 30, 2006 would have been $.03, if the Company had not adopted SFAS 123(R), compared to reported basic and diluted income per share of $.02.

     The estimated fair value of options granted to employees and directors during the three months ended June 30, 2006, was $301,000 and during the six months ended June 30, 2006, was $312,000. Assumptions used to value the options were as follows:

                                        Three months ended     Six months ended
                                          June 30, 2006          June 30, 2006
                                        ------------------     ----------------
        Volatility                                  53.99%                53.96%
        Risk-Free Interest Rates                     5.00%                 4.97%
        Expected Lives in Years                      6.00                  6.00
        Dividend Yield                                 --                    --
        Forfeiture rate                                 6%                    6%

     The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based awards granted under the company's stock option plans for the three months ended June 30, 2005 and for the six months ended June 30, 2005. For purposes of this pro-forma disclosure, the fair value of the options is estimated using the Black-Scholes-Merton option-pricing formula ("Black-Scholes model") and amortized to expense over the options' contractual term (in thousands except share data).

                                                   Three months ended  Six months ended
                                                       June 30,2005       June 30,2005
                                                     ---------------    ---------------
Net income as reported                               $            11    $            28

Deduct: total stock-based employee compensation
determined under fair value method for all awards,
net of related tax effects                                      (312)              (427)
                                                     ---------------    ---------------

Proforma net loss, as adjusted                                  (301)              (399)
                                                     ===============    ===============

Earnings per share:
Basic, as reported                                   $          0.00    $          0.00
Basic, as adjusted                                   $         (0.02)   $         (0.03)

Diluted, as reported                                 $          0.00    $          0.00
Diluted, as adjusted                                 $         (0.02)   $         (0.03)

Basic shares                                              14,449,238         14,421,627
Diluted Shares                                            14,541,915         14,525,330

     The estimated fair value of options granted to employees and directors during the quarter ended June 30, 2005, was $45,000. Assumptions used to value the options granted were expected volatility of 55%, risk-free interest rate of 3.69%, weighted average expected lives of 4 years and expected dividend yield of zero.

     SFAS 123(R) requires companies to estimate the fair value of share-based payment awards to employees and directors on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Consolidated Statements of Income. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statements of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Under the intrinsic value method, no stock-based compensation expense had been recognized in the Consolidated Statements of Operations for awards to employees and directors because the exercise price of stock options equaled the fair market value of the underlying stock at the date of grant.

     Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Consolidated Statements of Income for the six months ended June 30, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value estimated in accordance with the pro-forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). For stock-based awards issued to employees and directors, stock-based compensation is expensed ratably over the vesting period, which is consistent with how the prior-period proformas were provided. As stock-based compensation expense recognized in the Consolidated Statements of Income for the six months ended June 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In our pro-forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

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

     Stock Options

     In 1993, the directors and shareholders approved the 1993 Stock Incentive Plan ("Plan") which was amended in 2002 to reserve 3.2 million shares of common stock for issuance to employees, officers and directors of the Company. The board of directors determines the terms of stock option agreements, including vesting requirements. The exercise price of incentive stock options must be no less than the fair market value on the date of grant. The options expire no later than ten years from the date of grant.

     In 2005, the Company granted options under the Plan at exercise prices ranging from $3.15 to $3.97 per share and with a vesting period of two or three years. During the six month periods ended June 30, 2006 and June 30, 2005, the Board of Directors granted options for 80,000 and 29,000 shares, respectively, to employees and directors at the weighted average per share exercise price of $6.93 and $3.43, respectively. Options granted generally vest over two to three years. The following table details the stock option activity during the six months ended June 30, 2006.

                                                                                           Weighted Average
                                                                     Weighted Average      Contractual Life         Aggregate
                                                     Options          Exercise Price            (Years)          Intrinsic Value
                                                ----------------    -------------------   -------------------   -----------------
Options outstanding as of January 1, 2006              1,807,194       $        4.24
Options granted during the period                         80,000       $        6.93
Options exercised during the period                     (275,250)      $        2.94
Options canceled during the period                        (8,550)      $        5.69
                                                ----------------
Options outstanding as of June 30, 2006                1,603,394       $        4.59               6.69          $    2,467,000

Options exercisable as of June 30, 2006                1,294,394       $        4.59               6.03          $    1,968,000

     Stock option activity under the Plan is summarized as follows:

     The total intrinsic value of options exercised during the quarters ended June 30, 2006, and June 30, 2005, were $816,000 and $0. The total fair value of shares vested during the six months ended June 30, 2006 and June 30, 2005, were $155,000 and $427,000.

     As of June 30, 2006, there was $485,000 of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over the weighted-average period of 2 years.

     The table below shows the activity of non-vested stock options from January 1, 2006 through June 30, 2006.

                                                                         Weighted Average
                                                    Number of Stock     Fair Value at Grant
                                                        Options                Date
                                                  -------------------   -------------------
     Nonvested stock options at January 1, 2006               229,000   $              3.75
     Stock options granted                                     80,000                  6.93
     Stock options vested                                          --                    --
     Stock options forfeited                                       --                    --
                                                  -------------------   -------------------
     Nonvested stock options at June 30, 2006                 309,000   $              4.58
                                                  ===================   ===================

     Employee Stock Purchase Plan

     In October 1994, the Company's Board of Directors adopted a qualified employee stock purchase plan. Under the purchase plan, eligible employees (those who have completed one year of continuous employment with the Company) may purchase shares of the Company's common stock through payroll deductions not to exceed 10% of gross wages. The Company has reserved 200,000 shares of its common stock for issuance under the purchase plan, which remains in effect until terminated by the Company's Board of Directors, or until all of the shares reserved for under the purchase plan have been issued. Unless the Board has otherwise provided a higher amount prior to the commencement of an offering period, the offering exercise price for each purchase period is 85% of the lesser of (a) the fair market value of the shares on the offering date of such offering period or (b) the fair market value of the shares on the given purchase date. There were 5,133 shares of common stock issued under the plan during the six months ended June 30, 2006. The total fair value of shares issued during the six months ended June 30, 2006 was $5,000.

     Warrants

     On June 28, 2006 the Company announced the completion of a private placement of 2,174,000 shares of Monterey Gourmet Foods common stock. In connection with this private placement the Company also issued warrants for 652,200 shares of common stock with a conversion price of $7.50 per share. The warrants remain exercisable for a period of five years from June 28, 2006. The warrants are subject to call at the option of the Company after 18 months, if among other things, the registration statement filed by the Company to register the resale of the shares (including the warrant shares) issued in the June 28,

2006 private placement is effective and the volume weighted average trading price of the Company's common stock is $15 or higher for 20 consecutive trading days. The warrants meet the requirements of and are being accounted for as equity in accordance with EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to or Potentially Settled in a Company's Own Stock".


8.   New Accounting Pronouncements

     In July 2006, the FASB issued Interpretation No. 48 (FIN 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109." FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with SFAS 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measure of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact that adoption of FIN 48 may have on its results of operations or financial position.

     In September 2005, the FASB issued a revised Proposed Statement of Financial Accounting Standards which amends FASB Statement No. 128, "Earnings per Share". The proposed statement would be effective in the second quarter of 2006 with retrospective application of most changes and is intended to clarify guidance on the computation of earnings per share for certain items such as mandatorily convertible instruments, the treasury stock method, and contingently issuable shares. Management has evaluated the proposed statement as presently drafted and has determined that if adopted in its current form it would not have a significant impact on the computation of our earnings per share.

     In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections". This new standard replaces APB Opinion No. 20, "Accounting Changes in Interim Financial Statements", and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements", and represents another step in the FASB's goal to converge its standards with those issued by the International Accounting Standards Board ("IASB"). Among other changes, SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impractical to do so. SFAS 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a "restatement." The new standard was effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. As of June 30, 2006 this pronouncement had no impact on the consolidated financial statements.

     In November 2004, the FASB issued SFAS No. 151, "Inventory Costs: an amendment of ARB No. 43, Chapter 4" to clarify the accounting of abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS No. 151 was effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company's adoption of SFAS No. 151 as of January 1, 2006 had no impact on the consolidated financial statements.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

     The following discussion should be read in conjunction with the financial statements and related notes and other information included in this report. The financial results reported herein do not indicate the financial results that may be achieved by the Company in any future period.

     Other than the historical facts contained herein, this Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, particularly statements relating to our expectations relating to, among other things, the Company's results of operations, future plans and growth strategies. The Company's actual results regarding such matters may vary materially as a result of certain risks and uncertainties. For a discussion of such risks and uncertainties, please see the Company's Annual Report on Form 10-K for the year ended December 31, 2005 and
Item 1A of part II of this Quarterly Report. In addition to the risks and uncertainties discussed in the Annual Report, the risks set forth herein, including the risks associated with any reduction of sales to two major customers currently comprising a majority of total revenues, the Company's ability to expand distribution of food products to new and existing customers, attract and retain qualified management, integrate newly acquired businesses and compete in the competitive food products industry, should be considered.

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

     Since, 2004, the Company has launched three new product lines outside its core pasta/sauce business, including Gourmet Refrigerated Entrees, Grilled Wrap Sandwiches/Burritos, and fresh tamales. Additionally the Company was able to increase distribution by introducing whole wheat pastas which are higher in dietary fiber, have a favorable glycemic index, and are made with whole grains. Most recently, the Company introduced Whole Wheat fettuccine with Flaxseed which has eight grams of fiber, no trans fats, and 1,000 milligrams of Omega-3.

     In January 2004, the Company acquired CIBO Naturals, a maker of sauces, dips and spreads. In January 2005 the Company acquired Casual Gourmet Foods, Inc. a marketer of flavorful low fat, low-calorie chicken sausages, chicken burgers and soups. Sonoma Foods, Inc. acquired in April 2005 markets line of refrigerated specialty cheese products that features its flagship line of Sonoma Jack Cheeses. Sonoma Foods has earned numerous awards over the years for its traditional and flavored jack cheeses. Monterey Gourmet Foods believes that the convenient gourmet food segment is growing rapidly as time-starved consumers seek high quality quick-meal solutions and the Company, with its staff of senior chefs, its outside culinary consultants, and its flexible manufacturing facilities, is well positioned to bring new products to these consumers.

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

     The Company's overall objective is to become a leading national supplier of refrigerated gourmet food products through distribution of its products to grocery and club stores. The key elements of the Company's strategy include the following targeted goals:

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


Results of Operations

     Net revenues from operations were as follows (in thousands):

                                                                 Three Months Ended                  Six Months Ended
                                                            ------------------------------    ------------------------------
                                                            June 30, 2006    June 30, 2005    June 30, 2006    June 30, 2005
                                                            -------------    -------------    -------------    -------------
Net Revenues                                                $      23,081    $      21,155    $      45,559    $      38,818
         Percent Change in Net Revenues from prior period               9%              41%              17%              24%

     The quarterly increase is due to the increased volume generated from the acquisition of CIBO, Sonoma Foods, and Emerald Valley, increases from the core pasta business and the sale of tamales. The Casual Gourmet product lines recorded a revenue decline of $1.1 million when comparing the second quarter 2006 with the second quarter 2005. The Company has introduced new products, expanded its current product lines, and is using the Company's retail sales personnel to expand its customer base. For Casual Gourmet, sales in the month of June 2006 were approximately the same as June 2005.

     The Company incurred $313,000 of slotting costs during the six months ended June 30, 2006 compared to $37,000 in the six months ended June 30, 2005. $237,000 was incurred during the second quarter 2006. The slotting dollars reduced net sales during the period. The slotting was paid as a result of increased distribution. The Company added thirteen new retail customers during the quarter to replace a nationally branded refrigerated pasta which is being discontinued on retail store shelves. The Company is targeting additional retail stores during the third quarter and expects to pay additional slotting dollars in the third quarter as the Company continues to expand distribution where expansion makes economic sense.

     The year to date increase in sales of $6,741,000 is due to the increased volume at CIBO Naturals, Emerald Valley Organics, the introduction of fresh tamales, and increases from the core pasta business. Sonoma Foods recorded six months of sales in 2006 compared to only three months in 2005 because Sonoma Foods was acquired in April 2005. The Casual Gourmet product lines recorded a revenue decline of $2.5 million when comparing the six months ended June 30, 2006 with the six months ended June 30, 2005. The Company has introduced new products, expanded its current product lines, and is using the Company's retail sales personnel to expand its customer base.

     Gross profit and gross margin were as follows:

                                 Three Months Ended                  Six Months Ended
                            ------------------------------    ------------------------------
                            June 30, 2006    June 30, 2005    June 30, 2006    June 30, 2005
                            -------------    -------------    -------------    -------------
 Gross profit               $       6,963    $       5,516    $      13,743    $      10,464
Gross margin percent                 30.2%            26.1%            30.2%            27.0%

     Gross margin percent for the year ended December 31, 2005 was 27.3%. The gross profit dollars for the second quarter of 2006 improved compared to second quarter 2005, which was a function of additional sales and improved management of raw material, and improved efficiencies in the plant. The improvement in gross margin percent for the second quarter 2006 compared to the 2005 calendar year is a function of cost savings obtained by running more efficiently, an improvement in product mix, lower raw material costs, and additional volume. The
Company has also announced the consolidation of its two Salinas, California plants which the Company believes will also improve margins. The consolidation is projected to be completed during the third quarter of 2006. The impact of future change on the Company's gross profit is difficult to quantify because of its sensitivity to volume through the plant.

     The gross profit dollars for the six months ended June 30, 2006 improved by $3,279, 000 or 31.3% compared to second quarter 2005, which was a function of additional sales and improved margins. The improvement in gross margin percent for the second quarter 2006 compared to the 2005 calendar year is a function of cost savings obtained by running more efficiently, an improvement in product mix, lower raw material costs, and additional volume through the Company's production facilities.

     Selling, general and administrative expenses or SG&A were as follows (in thousands):

                                                       Three Months Ended                 Six Months Ended
                                                 ------------------------------    ------------------------------
                                                 June 30, 2006    June 30, 2005    June 30, 2006    June 30, 2005
                                                 -------------    -------------    -------------    -------------
SG&A Expense                                     $       6,576    $       5,322    $      12,952    $      10,168
SG&A Expense as a percent of net revenues                 28.5%            25.2%            28.4%            26.2%

     For fiscal year ended December 31, 2005, SG&A expenses were 27.7% of sales. SG&A as a percent of net sales for the three months ended June 30, 2006 was 28.5%. The increase compared to 2005 is related to increased freight costs due to higher fuel costs, and higher costs associated with being a public company.

     For the six months ended June 30, 2006, SG&A as a percent of net sales was 28.4%, an increase of 2.2% from 26.2% which was recorded for the six months ended June 30, 2005. Freight costs as a percent of net sales impacted SG&A by $961,000, non-cash expenses related to the expensing of stock options increased SG&A by $161,000, costs associated with being a public company increased $190,000, and amortization of intangible assets increased $58,000.

     Depreciation and amortization expense, included in cost of sales and SG&A, was $751,000 or 3.3% of net revenues for the quarter ended June 30, 2006, compared to $771,000 or 3.6% of net revenues for the quarter ended June 30, 2005. For the six months ended June 30, 2006, depreciation and amortization expense was $1,504,000 or 3.3% of net revenues compared to $1,484,000 or 3.8% of net revenues for the six months ended June 30, 2005. The increase for the six month period is associated with the amortization of intangible assets acquired in the Casual Gourmet and Sonoma Foods acquisitions plus additional equipment purchases in the first six months of calendar year 2006.

     Net interest expense was $195,000 for the quarter ended June 30, 2006, compared to net interest expense of $181,000 for the same quarter in 2005. For the six months ended June 30, 2006, net interest expense was $395,000 compared to net interest expense of $260,000 for the same period in 2005. The change in interest expense reflects (1) the additional borrowings to make the acquisitions of Casual Gourmet Foods and Sonoma Foods in the first and second quarters of 2005, and (2) increased short-term interest rates, both reduced by the principal payments made to pay down debt. On June 28, 2006, the Company paid down the debt owed to its bank which impacts the amount of net interest the Company will incur for the remainder of the year. Unless additional borrowings occur, net interest expense for the future quarter ended September 30, 2006 will be less than $20,000.

     Income taxes for the second quarter of 2006 reflect a tax expense of $60,000 or approximately 29.1% of pretax income, as compared to $6,000 or approximately 35.3% of pretax income for the same period in 2005. For the six months ended June 30, 2006, income taxes reflect a tax expense of $165,000 or approximately 40.1% of pretax income, as compared to a tax expense of $17,000 or approximately 37.8% for the same period in 2005. The Company determines its quarterly and year to date tax provision based on the expected annual effective tax rate by tax filing entities and jurisdictions. Casual Gourmet Foods generated a taxable loss for the six months ended June 30, 2006, but is projecting to have a small taxable profit for the calendar year 2006 because of the recent improvement in net revenues. The tax rate for the calendar year of 2005 was 44.5%. The Company has deferred tax assets on its books from Net Operating Losses ("NOL"). If the Company does not create enough income to use these NOL, then the Company will need to set up valuation allowance reserves against these assets which will increase the tax expense recorded on the Company's Consolidated Statement of Income.

Liquidity and Capital Resources

     During the six month period ended June 30, 2006, $4,257,000 of cash was provided by the Company's operations, compared to $844,000 of cash provided in the six months ended June 30, 2005. The increase in cash from operations reflects an increase in net income of $218,000, changes in accounts payable and accrued liabilities, and higher non cash expenses such as depreciation, amortization and stock-based compensation expense. Capital expenditures were $1,217,000 in the first six months of 2006 compared to $370,000 for the six months ended June 30, 2005. Capital spending in 2006 reflected projects associated with acquired facilities, improved packaging equipment, profit improvement projects, consolidation of the two Salinas, California plants, and equipment to support additional sales. The Company will spend capital dollars when appropriate to either support sales initiatives or to reduce operating costs.

     During the first six months of 2006, the Company issued 5,133 shares under its Employee Stock Purchase Plan and received cash of $15,000. Additionally, 275,250 shares of common stock were issued during the same period as part of employee option exercises with proceeds to the Company of $812,000. As part of the final purchase of CIBO Naturals, LLC 300,000 shares were issued to the previous owner of CIBO Naturals with a computed value of $1,186,000. The Company now owns 100% of CIBO Naturals, LLC. During the six months ended June 30, 2005, by comparison, proceeds from the purchase of 4,327 shares under the Employee Stock Purchase Plan were $13,000, and there were no exercises under the Company's employee stock option plan.

     On June 28, 2006 the Company announced the completion of a private placement of 2,174,000 shares of Monterey Gourmet Foods common stock at a price of $5.75 per share for net proceeds of $11.7 million. Part of the proceeds was used to pay down the Company's bank debt. Monterey Gourmet Foods filed a registration statement with the Securities and Exchange Commission (SEC) to register the resale of (1) the shares issued to the former owner of CIBO Naturals, (2) the shares issued in the private placement, and (3) the shares issuable upon the exercise of the warrants with a conversion price of $7.50 per share also issued in the private placement. The registration statement was declared effective by the SEC on August 4, 2006 The Company used the proceeds to pay off its line of credit and all bank loans. As of June 30, 2006 the Company had $3.4 million of cash recorded on its balance sheet.

     The Company adopted SFAS 123R effective January 1, 2006. See note 7 which is incorporated here by reference.

     The Company finances its operations and growth primarily with cash flows generated from operations. The Company has a $5.0 million working capital line of credit whose balance can increase or decrease based on the working capital requirements of the Company. The working capital line of credit commitment expires June 30, 2007. The Company is not currently using this line as of June 30, 2006. In addition, the Company has a letter of credit in the amount of $1.1 million which is issued in favor of an insurance company to support a self-funded worker's compensation program. The letter of credit expires December 31, 2006.

     The Company believes that its existing credit facilities, existing cash, and cash flow from operations, are sufficient to meet its cash needs for normal operations including all anticipated capital expenditures for the next twelve months.

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

                                                                            Payments due by period
                                        --------------------------------------------------------------------------------------------
                                                                                                                      More than 5
Contractual obligations (in thousands)        Total        Less than 1 year      1 - 3 years        3 - 5 years          years
                                        ----------------   ----------------   ----------------   ----------------   ----------------
Long-term debt                          $          1,165   $            154   $            983   $             28   $             --
Capital lease obligations               $             80   $             30   $             47   $              3   $             --
Operating leases                        $          5,583   $          1,219   $          1,341   $          1,087   $          1,936
                                        --------------------------------------------------------------------------------------------
Total                                   $          6,828   $          1,403   $          2,371   $          1,118   $          1,936
                                        ============================================================================================

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

Inventory Valuation

     Inventories are stated at the lower of cost (using the first-in, first-out method) or market and consist principally of component ingredients to the Company's refrigerated pasta and sauces, finished goods, and packaging materials. Many of the ingredients used in the Company's products have a short shelf life and if not used in a certain amount of time may spoil. Management estimates that the raw material will be used in a timely manner; however, management has established certain reserves for the potential of inventory obsolescence, especially for slow moving inventory. As of June 30, 2006, the Company reduced the carrying value of its inventory by $345,000. This write-down was made to cover certain refrigerated raw material inventory that is nearing its shelf-life, certain packaging labels for products that may be rotated out of the Club Store accounts and for products that have already been rotated out of the Club Store accounts that may or may not be rotated back into the Club Store accounts. The allowance is established based on management's estimate of alternative usage or salvage value of obsolete inventory. Management believes its estimates for spoiled and obsolete inventory is adequate given the current volume of business to its current customers.

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

     The Company records its shipping cost for product delivered to customers in selling general and administrative expense. Any amounts charged to customers for freight and deliveries are included in revenues. Certain incentives granted to customers such as promotions, trade ads, slotting fees, terms discounts, and coupons are recorded as offsets to revenues. Slotting fees are expensed when incurred.

Goodwill/Intangible Assets

     Under SFAS 142, "Goodwill and Other Intangible Assets" goodwill and intangible assets with indefinite useful lives are to be tested for impairment at least annually. Intangible assets with finite useful lives continue to be amortized over their respective estimated useful lives. The primary identifiable intangible assets of the Company's reporting units are trademarks, tradenames and customer relationships acquired in business acquisitions. Identifiable intangibles with finite lives are amortized and those with indefinite lives are not amortized. The estimated useful life of an identifiable intangible asset to the reporting unit is based upon a number of factors, including the effects of demand, competition, and future cash flows. As of June 30, 2006, the net book value of trademarks and other identifiable intangible assets was $10.6 million.

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

     Goodwill is not amortized but is subject to periodic assessments of impairment. At June 30, 2006, the Company had $13.1 million of goodwill on its books. Goodwill is assessed for impairment at least as often as annually and as triggering events may occur. The Company performs its annual review in the fourth quarter of each year. Recoverability of goodwill is evaluated using a comparison of the fair value of a reporting unit with its carrying value.

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

     The Company adopted the fair value recognition provisions of SFAS No. 123R, using the modified prospective transition method. Under the modified prospective method, (i) compensation expense for share-based awards granted prior to January 1, 2006 are recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS No. 123 and (ii) compensation expense for all share-based awards granted subsequent to December 31, 2005 are based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. Results for periods prior to January 1, 2006 have not been restated. As a result of adopting SFAS No. 123R, the Company recorded a pre-tax expense of $160,000 for stock-based compensation for the six months ended June 30, 2006.

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

     The Company offers its customers distinctive packaging that uses a sleeve to wrap the inner package, and incorporates color graphics and product photography in a contemporary look. The packaging is created to communicate to the consumer (1) higher product quality, (2) ease and swiftness of preparation, and (3) appetite appeal to encourage point of sale purchase and to show a variety in product choice. The Company continues to improve its product to enhance the dining experience. This package is designed to both strengthen the Monterey Gourmet Foods brand recognition and reinforce its positioning as a premium quality product.

     The Company employs two full-time executive chefs as well as outside culinary consultants to develop new products. Recent introductions include a line of whole wheat fresh pastas. The Company is the first to introduce whole wheat in the refrigerated pasta category and is now introducing whole wheat with flaxseed that contains 1,000 milligrams of Omega-3. Sales of these items have helped grow the retail branded category. The Company also recently introduced a new line of fresh Tamales under the Isabella's Kitchen brand.

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

     Major Customers

     Two of the Company's customers, Costco Wholesale and Sam's Club, accounted for 48% and 16%, respectively, of the Company's net revenues for the six months ended June 30, 2006. No other customer accounted for greater than 10% of net revenues for the period.



Item 3.   Quantitative and Qualitative Disclosures about Market Risk

     Market Risk Disclosure

     The Company does not hold market risk-sensitive trading instruments, nor does it use financial instruments for trading purposes. Except as disclosed below in this item, all sales, operating items and balance sheet data are denominated in U.S. dollars; therefore, the Company has no significant foreign currency exchange rate risk.

     In the ordinary course of its business the Company enters into commitments to purchase raw materials over a period of time, generally six months to one year, at contracted prices. At June 30, 2006 these future commitments were not at prices in excess of current market, or in quantities in excess of normal requirements. The Company does not utilize derivative contracts either to hedge existing risks or for speculative purposes.

     Interest Rate Risk

     The Company invests excess cash in variable income investments consisting of cash equivalents. The magnitude of the interest income generated by these cash equivalents is affected by market interest rates. Management does not use marketable securities or derivative financial instruments in its investment portfolio.

     The interest payable on the Company's bank line of credit is based on variable interest rates and therefore affected by changes in market interest rates. The Company has just completed paying off all of its loans with variable interest rates.

     Currency Risk

     During the six months ended June 30, 2006, the Company sold $50,000 of product in currency other than US dollars. These sales have terms of net 30 days from shipment. The Company believes that its currency exposure is not material and has chosen not to hedge these sales.

Item 4.   Controls and Procedures

     Evaluation of disclosure Controls and Procedures

     As of June 30, 2006, an evaluation was carried out under the supervision of and with the participation of management, including the chief executive officer and chief financial officer, regarding the effectiveness of the design and operation of the Company's disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended. The Company cautions that a control system, no matter how well conceived and operated can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Based on this evaluation, and because our remediation of the material weakness identified in the fourth quarter of 2005 and described below is in progress but not yet complete, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

     As disclosed in the Company's Annual Report on Form 10-K for the year end 2005, the Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act as of December 31, 2005. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, because of the material weaknesses in internal control discussed below, the Company's disclosure controls and procedures were not effective as of December 31, 2005.

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

     Management believes that actions taken and actions that will be taken in 2006, will correct the material weaknesses in internal control over financial reporting noted above. Some of these remediation actions are:

         1. Expanding accounting professionals. As of December 31, 2005, due to medical disability and unanticipated departure of personnel, the Company employed only two full-time and one part-time accountants. Currently, the Company had replaced or hired additional qualified accountants to bring its accounting staff to five full-time accountants and may hire outside consultants for additional support. In addition the Company has made other personnel changes.
         2. The Company has implemented an extensive training program for all accounting and accounting related personnel to ensure proper usage of all available tools.
         3. Implementation of certain enhanced control processes over accounting for subsidiaries.
         4. Enhanced internal reporting from its financial systems including general ledger reporting and consolidating entries.
         5. Engagement of third party tax specialists to provide quality assurance and tax expertise outside of the firm that currently prepares the Company's tax return.
         6. Engaging other specialists to provide support for reporting of technical areas.

     The Company expects these changes to be fully implemented in 2006 and testing of the Company's internal controls subsequent to this time will determine if the controls are operating effectively.

     Changes in Internal Controls

     Other than as noted above, there were no changes in our internal control over financial reporting during the quarter ended June 30, 2006 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.




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

     The primary purpose of the accelerated vesting was to eliminate future compensation expense the Company would otherwise recognize in its statement of operations with respect to these accelerated options upon the adoption of SFAS 123R ("Share-Based Payment"). SFAS 123R is effective for the Company beginning in the first quarter of 2006, and will require that compensation expense associated with stock options be recognized in the statement of operations, rather than as a footnote disclosure in the Company's consolidated financial statements. The acceleration of the vesting of these options did not impact the Company's financial statements.

     In 2005, the Company issued options for 258,000 shares to employees and directors of the Company. During the first two quarters of 2006, the Company has granted options for 80,000 shares, including options for 75,000 shares issued automatically to its outside directors on May 19 as required by the Company's option plan. Because of the recent increase in the Company's stock price and the continued high volatility used in the Black-Scholes model for valuing options, these recently issued options were valued at $4.02 per share. If the Company were to issue options at the same rate as in 2005 and stock options were to continue to be valued at or above $4.02 per share, then the Company would incur stock-based compensation expense at a rate in excess of $1 million per year.

     The Company is not aware of any other material changes to the risks described in our latest Annual Report on Form 10-K.


Item 2.     Unregistered Sales of Equity Securities and use of Proceeds

     On June 28, 2006 the Company announced the completion of a private placement of 2,174,000 shares of Monterey Gourmet Foods common stock at a price of $5.75 per share for net proceeds of $11.7 million. The common stock was issued in reliance upon the exemptions under Section 4(2) of the Securities Act of 1933, as amended, or Regulation D promulgated thereunder, relative to sales by an issuer not involving any public offering. Part of the proceeds was used to pay down the Company's bank debt. Monterey Gourmet Foods filed a registration statement with the Securities and Exchange Commission (SEC) to register the resale of the shares of common stock issued in the private placement, as well as the shares of common stock issuable upon the exercise of the warrants with a conversion price of $7.50 per share also issued in the private placement, and
(2) shares issued to Suekat LLC in January 2006 as consideration for its remaining equity interest in CIBO Naturals, the issuance of which was reported in the Company's Form 8-K filed January 12, 2006, and incorporated here by reference. The registration statement was declared effective by the SEC on August 4, 2006

Item 6.    Exhibits

     See Index of Exhibits for all exhibits filed with this report.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            MONTEREY GOURMET FOODS

Date: August 14, 2006
                                            By: /s/ JAMES M. WILLIAMS
                                                ------------------------------
                                                James M. Williams
                                                Chief Executive Officer


                                            By: /s/ SCOTT S. WHEELER
                                                ------------------------------
                                                Scott S. Wheeler
                                                Chief Financial Officer

            Index to Exhibits

            (Unless otherwise indicated, all exhibits incorporated by reference are filed under SEC file number 001-11177.)

3.1 Certificate of Incorporation dated August 1, 1996 (incorporated by reference from Exhibit B to the Company's Definitive Proxy Statement for its August 1, 1996 Special Meeting of Shareholders filed June 27, 1996
3.2 Amendments of Articles I and IV of Delaware Certificate of Incorporation (incorporated by reference from Exhibits 3 and 4 to the Company's Definitive Proxy Statement for its 2004 Annual Meeting of Shareholders filed June 21, 2004)
3.3*        Bylaws of the Company, as amended. Incorporated by reference from
            Exhibit 3.3 filed with the Company's Form 10-Q for the quarter ended June 30, 2005 filed with the Commission.
4.1 Form of Investor Warrant, issued by Monterey Gourmet Foods, Inc. to the investors in connection with the June 28, 2006 private offering. (incorporated by reference from Exhibit 10.31 filed with the Company's Form 8-K on June 13, 2006)
4.2         Registration Rights Agreement (incorporated by reference from
            Exhibit 10.29 filed with the Company's Form 8-K on June 13, 2006)
10.1* 2002 Stock Option Plan, as amended on March 3, 2006. Incorporated by reference from Exhibit 10.1 to the Company's Form 10-Q for the quarter ended March 31, 2006
10.2*       1995 Employee Stock Purchase Plan (incorporated by reference from
            Exhibit 10.15 to the Company's Form 10-K for the fiscal year ended January 1, 1995
10.3 Monterey County Production Facility Lease of the Company, as amended (incorporated by reference from Exhibit 10.03 to the Company's Registration Statement on Form SB-2 filed with the Commission (the "SB-2)) on August 29, 1993
10.4 Amendment No. 1 dated February 1, 1995 and Amendment No. 2 dated March 1, 1995 to Monterey County Production Facility Lease of the Company (incorporated by reference from Exhibit 10.6 filed with the Company's Form 10-K for the fiscal year ended December 31, 1995) filed April 1, 1996(the "1995 Form 10-K")
10.5 Amendment No. 3 dated September 12, 1997, and Amendment No. 4 dated February 6, 1998 to Monterey County Production Facility Lease of the Company (incorporated by reference from Exhibit 10.5 filed with the Company's September 27, 1998 Quarterly Report on Form 10-Q filed November 4, 1998 ("1998 Q3 10-Q"))
10.6 Trademark Registration--MONTEREY PASTA COMPANY and Design, under Registration No. 1,953,489, registered on January 30, 1996 with the U.S. Patent and Trademark Office (incorporated by reference from
            Exhibit 10.27 to the 1995 Form 10-K)
10.7* Employment letter dated August 20, 2002 to Chief Executive Officer James M. Williams (incorporated by reference from Exhibit 10.11 filed with the Company's Form 10-Q for the quarter ended September 26, 2004 filed November 8, 2004)
10.8 Agreement for Handling and Storage Services between the Company and CS Integrated LLC dated February 5, 1999 (incorporated by reference to Exhibit 10.21 to the Company's 1998 Form 10-K for the fiscal year ended December 27, 1998, filed March 17, 1999
10.9 Royalty agreement dated July 12, 1999 between Company and Chet's Gourmet Foods, Inc. (incorporated by reference to Exhibit 10.25, in the Company's September 26, 1999 Quarterly Report on Form 10-Q filed November 9, 1999 ("1999 Q3 10-Q"))
10.10 Storage Agreement Manufactured Products dated August 3, 1999 between the Company and Salinas Valley Public Warehouse (incorporated by reference to Exhibit 10.26, filed with the Company's 1999 Q3 10-Q)
10.11 Commercial Lease dated August 10, 1999 between Company and Salinas Valley Public Warehouse (incorporated by reference to Exhibit 10.27, filed with the Company's 1999 Q3 10-Q)
10.12 Commercial lease dated January 1, 2000 between the Company and PTF for Operating Engineers, LLC (incorporated by reference to Exhibit 10.32, in the Company's June 25, 2000 Quarterly Report on Form 10-Q filed on August 4, 2000)
10.13 Lease Extension and Modification Agreement between the Company and Marco Warehouse d.b.a. Salinas Valley Public Warehouse dated September 1, 2001 (incorporated by reference to Exhibit 10.40 in the Company's September 30, 2001 Quarterly Report on Form 10-Q filed on November 7, 2001)
10.14 Royalty Agreement dated January 18, 2002 between Company and Toscana Foods, LLC (incorporated by reference to Exhibit 10.41 in the Company's June 30, 2002 Quarterly Report on Form 10-Q filed on August 9, 2002

10.15 Commercial lease dated August 23, 2002 between the Company and Mel Bankoff (incorporated by reference from Exhibit 10.43 filed with the Company's Report on Form 8-K on August 30, 2002)
10.16 Commercial lease dated January 3, 2003 between the Company and Conrad Family Trust (incorporated by reference from Exhibit 10.44 filed with the Company's Form 10-K for the fiscal year ended December 29, 2002, filed on February 14, 2003)
10.17 Second Lease modification to Commercial lease dated January 1, 2000 between the Company and PTF for Operating Engineers, LLC for storage space in Monterey County, California (incorporated by reference from Exhibit 10.45 filed with the Company's June 29, 2003 Quarterly Report of Form 10-Q filed on August 7, 2003
10.18 Lease Extension and Modification Agreement between the Company and Kenneth Salma and Pattie Salma dated August 24, 2005. California (incorporated by reference from Exhibit 10.18 filed with the Company's September 30, 2005 Quarterly Report of Form 10-Q filed on November 14, 2005
10.19 Second Amendment of Agreement for the Purchase and Sales of Limited Liability Company Units dated January 12, 2006. (Incorporated by reference from Exhibit 2.1 filed with the Company's current report on Form 8-K dated January 12, 2006 filed with the Commission.
10.20 Stock Purchase Agreement by and among Monterey Gourmet Foods, Inc., Casual Gourmet Foods, Inc., and Certain Shareholders dated January 11, 2005 (incorporated by reference from Exhibit 2.01 filed with the Company's Report on Form 8-K on January 18, 2005)
10.21 Stock Purchase Agreement by and among Monterey Gourmet Foods, Inc., Sonoma Foods, Inc., and Its Shareholders dated April 7, 2005 (incorporated by reference from Exhibit 2.01 filed with the Company's 8-K on April 13, 2005)
10.22 Third Modification to Business Loan Agreement between the Company and Comerica Bank dated January 5, 2005.(incorporated by reference to Exhibit 1.33 filed with the Company's Form 10-K for the fiscal year ended December 26, 2004, filed on March 25, 2005
10.23 Fourth Modification to Business Loan Agreement between the Company and Comerica Bank dated April 11, 2005 (incorporated by reference from Exhibit 10.24 to the Company's Form 10-Q for the quarter ended June 30, 2005 filed with the Commission).
10.24 Securities Purchase Agreement, dated as of June 12, 2006, (incorporated by reference from Exhibit 10.28 filed with the Company's 8-K on June 13, 2006)
10.25 Engagement letter between Roth Capital Partners, LLC and Monterey Gourmet Foods, Inc. dated May 26, 2006(incorporated by reference from Exhibit 10.30 filed with the Company's 8-K on June 13, 2006)
31.1** Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2** Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**      Certification of Chief Executive Officer pursuant to 18 U.S.C.
            Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**      Certification of Chief Financial Officer pursuant to 18 U.S.C.
            Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002



* Management contract or compensatory plan or arrangement covering executive officers or directors of the Company and its former subsidiary, Upscale Food Outlets, Inc.

** filed herewith