Form 10-Q
period 2006-09-30
MONTEREY GOURMET FOODS
filed 2006-11-13
CIK 913032

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                             ______________________

                                    FORM 10-Q
                             ______________________

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
     For the quarterly period ended September 30, 2006.


[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
     For the transition period from _______ to ______.


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

         At November 13, 2006, 17,286,263 shares of common stock, $.001 par value, of the registrant were outstanding.

                           MONTEREY GOURMET FOODS, INC
                                    FORM 10-Q
                                Table of Contents

PART 1.  FINANCIAL INFORMATION                                              Page

   Item 1.  Financial Statements

            Condensed Consolidated Balance Sheets at September 30, 2006
            (unaudited) and December 31, 2005                                 3

            Unaudited Condensed Consolidated Statements of Operations
            for the three and nine months ended September 30, 2006 and 2005   4

            Unaudited Condensed Consolidated Statements of Cash Flows
            for the nine months ended September 30, 2006 and 2005             5

            Notes to the Unaudited Condensed Consolidated Financial
            Statements                                                        6

   Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                        15

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk       24

   Item 4.  Controls and Procedures                                          24

PART II. OTHER INFORMATION

   Item 1A. Risk Factors                                                     26

   Item 6.  Exhibits                                                         26

SIGNATURE PAGE                                                               27

   Exhibit 31.1  Section 302 Certification of Chief Executive Officer        30

   Exhibit 31.2  Section 302 Certification of Chief Financial Officer        31

   Exhibit 32.1  Section 906 Certification of Chief Executive Officer        32

   Exhibit 32.2  Section 906 Certification of Chief Financial Officer        33


                          PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

                          MONTEREY GOURMET FOODS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (in thousands of dollars)
                                                           September 30,   December 31,
                                                               2006            2005
                                                           ------------    ------------
                                                           (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                $      4,161    $        330
  Accounts receivable, net                                        7,270           9,342
  Inventories                                                     7,299           6,949
  Deferred tax assets                                               932           1,030
  Prepaid expenses and other                                        900             866
                                                           ------------    ------------

   Total current assets                                          20,562          18,517

  Property and equipment, net                                    14,983          14,324
  Deferred tax assets                                             5,067           6,172
  Deposit and other                                                 170             148
  Intangible assets, net                                          7,202          11,088
  Goodwill                                                       13,167          11,956
                                                           ------------    ------------

   Total assets                                            $     61,151    $     62,205
                                                           ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Bank overdraft                                           $         --    $      1,507
  Line of credit                                                     --           3,000
  Accounts payable                                                5,680           4,171
  Accrued liabilities                                             2,826           2,299
  Current portion of long-term debt                               1,052           2,521
                                                           ------------    ------------

   Total current liabilities                                      9,558          13,498

Long-term debt                                                      145           6,626
Deferred tax liability                                            1,708           2,812

Minority interest                                                   159             159

Stockholders' equity:
  Preferred stock, $.001 par value,
       1,000,000 shares authorized, none outstanding                 --              --
  Common stock, $.001 par value,  50,000,000 shares
      authorized, 17,274,188 and 14,514,038 issued and
      outstanding                                                    17              14
  Additional paid-in capital                                     59,630          45,534
  Accumulated deficit                                           (10,066)         (6,438)
                                                           ------------    ------------
  Total stockholders' equity                                     49,581          39,110
                                                           ------------    ------------

   Total liabilities and stockholders' equity              $     61,151    $     62,205
                                                           ============    ============

The accompanying notes are an integral part of these condensed consolidated financial statements.


                          MONTEREY GOURMET FOODS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (unaudited)
                 (in thousands, except earnings per share data)

                                                       Three Months Ended               Nine Months Ended
                                                  ----------------------------    ----------------------------
                                                  September 30,   September 30,   September 30,   September 30,
                                                      2006            2005            2006            2005
                                                  ------------    ------------    ------------    ------------
Net revenues                                      $     22,090    $     22,772    $     67,649    $     61,590
Cost of sales                                           15,711          16,181          47,527          44,308
                                                  ------------    ------------    ------------    ------------

Gross profit                                             6,379           6,591          20,122          17,282

Selling, general and administrative expenses             7,174           6,285          20,126          16,680
Impairment of intangible assets                          3,160              --           3,160              --
Gain on disposition of assets                               --              --              13              --
                                                  ------------    ------------    ------------    ------------
Operating income/(loss)                                 (3,955)            306          (3,151)            602

Other income, net                                           --               9               2              18
Interest income/(expense), net                              16            (167)           (379)           (427)
                                                  ------------    ------------    ------------    ------------

Income/(loss) before provision for income taxes         (3,939)            148          (3,528)            193

Income tax benefit/(provision)                              67             (16)            (98)            (33)
                                                  ------------    ------------    ------------    ------------

Net income/(loss)                                 $     (3,872)   $        132    $     (3,626)   $        160
                                                  ============    ============    ============    ============

Basic income/(loss) per share                     $      (0.22)   $       0.01    $      (0.23)   $       0.01

Diluted income/(loss) per share                   $      (0.22)   $       0.01    $      (0.23)   $       0.01

Weighted average primary shares outstanding         17,274,188      14,467,416      15,704,909      14,436,890

Weighted average diluted shares outstanding         17,274,188      14,645,608      15,704,909      14,554,923

The accompanying notes are an integral part of these condensed consolidated financial statements


                          MONTEREY GOURMET FOODS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                            (in thousands of dollars)
                                                                                Nine Months Ended
                                                                          ----------------------------
                                                                          September 30,   September 30,
                                                                              2006            2005
                                                                          ------------    ------------
Cash flows from operating activities:
Net income/(loss)                                                         $     (3,626)   $        160
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
           Deferred income taxes                                                    99              (1)
           Depreciation and amortization                                         2,236           2,242
           Impairment of intangible assets                                       3,160              --
           Provisions for allowances for bad debts, returns,
              adjustments and spoils                                             3,669             (26)
           Provisions for inventory allowances                                     515              --
           Stock based compensation expense                                        433              --
           Changes in assets and liabilities:
               Accounts receivable                                              (1,597)             91
               Inventories                                                        (865)         (1,935)
               Prepaid expenses and other current assets                           (56)           (238)
               Bank overdraft                                                       --             124
               Accounts payable                                                  1,509           1,770
               Accrued liabilities                                                 527            (730)
                                                                          ------------    ------------
                  Net cash provided by operating activities                      6,004           1,457
                                                                          ------------    ------------
Cash flows from investing activities:
           Purchase of property and equipment                                   (2,150)           (694)
           Acquisition of businesses net of cash and minority interest             (25)         (9,062)
                                                                          ------------    ------------
     Net cash used in investing activities                                      (2,175)         (9,756)
                                                                          ------------    ------------
Cash flows from financing activities:
           Proceeds from bank borrowing                                             --           7,500
           Line of credit                                                           --           2,000
           Bank overdraft                                                       (1,507)           (818)
           Repayment of line of credit                                          (3,000)             --
           Repayment of debt obligations                                        (7,949)             --
           Repayment of capital lease obligations                                  (20)             (5)
           Proceeds from issuance of common stock                               12,478              67
                                                                          ------------    ------------
   Net cash provided by financing activities                                         2           8,744
                                                                          ------------    ------------

Net increase in cash and cash equivalents                                        3,831             445

Cash and cash equivalents, beginning of period                                     330             569
                                                                          ------------    ------------
Cash and cash equivalents, end of period                                  $      4,161    $      1,014
                                                                          ============    ============
Cash payments:
           Interest                                                       $        488    $        426
           Income taxes                                                   $          6    $         18
Non-cash investing and financing activities:
           Issuance of stock for acquisition of business                  $      1,186    $        199
           Capital lease obligations                                      $         19    $         --

The accompanying notes are an integral part of these condensed consolidated financial statements

                          MONTEREY GOURMET FOODS, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

     The condensed consolidated financial statements have been prepared by Monterey Gourmet Foods, Inc. (the "Company") and are unaudited. The financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not necessarily include all information and footnotes required by generally accepted accounting principles, and should be read in conjunction with the Company's 2005 Annual Report on Form 10-K. In the opinion of the Company, all adjustments necessary to present fairly the Company's consolidated financial position, results of operations and cash flows as of September 30, 2006 have been recorded. A description of the Company's accounting policies and other financial information is included in the audited consolidated financial statements as filed with the Securities and Exchange Commission ("SEC") in the Company's Form 10-K for the year ended December 31, 2005. The consolidated results of operations for the interim quarterly periods are not necessarily indicative of the results expected for the full year.

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

     On March 31, 2006, the Company purchased an additional 10% interest in Casual Gourmet Foods, Inc. ("Casual") pursuant to the Company's January 11, 2005 agreement with Casual and its shareholders. The purchase price for the additional 10% ownership was $1,600 which increased the Company's ownership of Casual to 70%. The purchase price was all allocated to goodwill. Casual, which produces branded gourmet sausages, prepared soups and other food products, is a Florida corporation.

     On September 29, 2006, the Company, Casual, and the shareholders of Casual entered into an agreement to amend the Purchase Agreement dated January 11, 2005, to accelerate the Third Closing and Final Closing and to set the amount of the Third Payment and Final Payment. The amendment calls for the purchase by the Company of the remaining 30% of Casual's outstanding shares for $23,000. A copy of the Amendment to the Stock Purchase Agreement was filed on Form 8-K filed with the SEC on October 5, 2006, and is incorporated here by reference.

     The following unaudited pro forma financial information presents a summary of our consolidated results of operations for the three and nine months ended September 30, 2006 and September 30, 2005 assuming that Casual Gourmet Foods, Inc. (see the Company's current reports on Form 8-K or 8-K/A dated January 18, March 28, 2005 and October 5, 2006), and Sonoma Foods, Inc. (see the Company's current reports on Form 8-K and 8-K/A dated April 13 and June 22, 2005, respectively) acquisitions had taken place as of January 1, 2005 (in thousands except per share data).

                                                 Three months    Three months     Nine months     Nine months
                                                     ended           ended           ended           ended
                                                 September 30,   September 30,   September 30,   September 30,
                                                     2006            2005            2006            2005
                                                 ------------    ------------    ------------    ------------
     Net revenues                                $     22,090    $     22,772    $     67,649    $     64,177
     Net income                                  $    ( 3,872)   $        132    $     (3,626)   $         57
                                                 ============    ============    ============    ============
     Net income per common share:
         Basic income per common share           $      (0.22)   $       0.01    $      (0.23)   $       0.00
                                                 ============    ============    ============    ============

         Diluted income per common share         $      (0.22)   $       0.01    $      (0.23)   $       0.00
                                                 ============    ============    ============    ============

     Weighted average basic shares
     outstanding                                   17,274,188      14,467,416      15,704,909      14,436,890
     Weighted average diluted shares
     outstanding                                   17,274,188      14,645,608      15,704,909      14,554,923

     The unaudited condensed consolidated pro forma financial information has been prepared for comparative purposes only and reflects the historical unaudited results of Casual Gourmet Foods, Inc. and Sonoma Foods, Inc. The pro forma financial information includes adjustments to reflect interest expense generated from cash that was used for the acquisitions and related income tax adjustments. The pro forma information also includes an estimate of amortization of identifiable tangible assets. The pro forma information does not purport to be indicative of operating results that would have been achieved had the acquisition taken place on the dates indicated or the results that may be obtained in the future

3.   Goodwill and Other Intangible Assets

     As a result of a significant reduction in sales at Casual Gourmet Foods, the Company determined that indicators of impairment existed for the Casual Gourmet Foods intangible assets and potentially the reporting unit as a whole. Accordingly, in accordance with Statement of Financial Accounting Standard ("SFAS") No. 142, "Goodwill and Other Intangible Assets" and SFAS No. 144 "Accounting for the Impairment of Disposal of Long-Lived Assets," the Company applied impairment tests to its intangible assets, including goodwill. As a result of this testing and in accordance with SFAS No. 142, the Company recorded a pre-tax, non-cash charge of approximately $3.2 million in the third quarter of 2006 related to the impairment of intangible assets associated with the acquisition of Casual Gourmet Foods in January 2005.

     Prior to performing Step 1 of the goodwill impairment testing process for a reporting unit under SFAS 142, if there is reason to believe that other non-goodwill related intangible assets (finite or indefinite lived) may be impaired, these other intangible assets must first be tested for impairment under SFAS 142 or SFAS 144. Assets governed by SFAS 144 require a recoverability test whereby the gross undiscounted cash flows are determined specific to the asset. If the sum of the gross undiscounted cash flows for the fixed-life intangible asset exceed the carrying value of that asset, the test passes and no impairment occurs to the asset. If not, then the fair value of the asset must be determined and the impairment is measured by the differential between the fair value and the carrying value. For non-goodwill related indefinite-lived assets, a fair value determination is made. If the carrying value of the asset exceeds the fair value, then impairment occurs. The carrying values of these assets are impaired as necessary to provide the appropriate carrying value for the goodwill impairment calculation.

     Based on the impairment evaluation, it was determined that the identifiable intangible assets of Casual Gourmet Foods (including customer relationships, recipes and processes, non-competition agreements, and trade name) were impaired as their undiscounted cash flows were insufficient to recover the carrying value. Accordingly, the impairment charge was measured in accordance with SFAS 144 as the excess of the carrying value over the fair value of the respective assets.

     The Company's impairment evaluations were performed with the assistance of an independent valuation firm. The evaluations of both goodwill and other intangible assets included reasonable and supportable assumptions and projections and were based on estimates of projected future cash flows. Casual Gourmet Foods experienced lower than anticipated sales during the third quarter of 2006, due to a significant reduction in sales to its two largest customers. These estimates assume that Casual will be able to maintain its current, but reduced distribution. These estimates of future cash flows are based upon the Company's experience, historical trends, estimates of future profitability and economic conditions. Future estimates of profitability and economic conditions require estimating such factors as sales growth, employment rates and the overall economics of the retail food industry for five to ten years in the future, and are therefore subject to variability, are difficult to predict and in certain cases, beyond the Company's control. The assumptions utilized by management were consistent with those developed in conjunction with the Company's long-range planning process. If the assumptions and projections underlying these evaluations are not achieved, or should the Company ultimately adopt and pursue different long-range plans, the amount of the impairment could be adversely affected. Accordingly, there can be no assurance that there will not be additional impairment charges in the future based on future events and that the additional charges would not have a materially adverse impact of the Company's financial position or results of operations.

     The fair value of Casual Gourmet Foods for purposes of the intangible assets impairment test was estimated primarily using a discounted cash flow model based on the Company's internal plans related to the future cash flows of Casual Gourmet Foods' primary assets. The evaluation used a discount rate of 18.0% and future cash flows over the life of the related intangible asset.

     Upon completion of step two of the impairment test, the Company recorded an impairment loss of $3.2 million related to customer relationships, non-competition agreements, trade names, and recipes and processes, which was reflected in impairment of intangible assets on the Company's statement of operations. The decline in the fair value of Casual Gourmet Foods was principally due to reductions in sales to its two largest customers. As a result of this impairment charge to the intangible assets, when testing goodwill impairment for the reporting unit under SFAS 142, the fair value of the reporting unit exceeded the carrying value. Accordingly Step 1 of the goodwill impairment test passed and there was no goodwill impairment.


     Goodwill and other intangible assets consist of (in thousands):

                                                        Gross goodwill and intangible assets
                                             --------------------------------------------------------
                                                                                          Balance at                        Net
                                             Year end       Additions      Impairments    September     Accumulated      carrying
                                               2005            2006           2006        30, 2006      amortization      amount
                                            -----------    ------------   ------------   ------------   ------------   ------------
Trademarks and tradenames                   $       220    $         --   $         --   $        220   $        220   $         --

Customer lists                                    8,002              --         (2,020)         5,982          1,903          4,079

Other intangibles                                 1,982              --           (740)         1,242            823            419
                                            -----------    ------------   ------------   ------------   ------------   ------------
     Total amortized intangible assets           10,204              --         (2,760)         7,444          2,946          4,498

Intangible assets with indefinite lives           3,104              --           (400)         2,704             --          2,704
                                            -----------    ------------   ------------   ------------   ------------   ------------
     Total intangible assets                     13,308              --         (3,160)        10,148          2,946          7,202

Goodwill                                         11,956           1,211                        13,167             --         13,167
                                            -----------    ------------   ------------   ------------   ------------   ------------
     Total goodwill and intangible assets   $    25,264    $      1,211   $     (3,160)  $     23,315   $      2,946   $     20,369
                                            ===========    ============   ============   ============   ============   ============

     Amortization expense of intangible assets for the nine months ended September 30, 2006 was $726,000 and for the nine months ended September 30, 2005 was $680,000.

     The following table estimates amortization expense for the next five years (in thousands):

                                                             Estimated
                                                 Year       Amortization
                                                              Expense
                                                           ------------
              From October 2006 through December 2006      $        149
                                                 2007               596
                                                 2008               592
                                                 2009               590
                                  2010 and thereafter             2,571
                                                           ------------
                                                Total      $      4,498
                                                           ============


4.   Notes, Loans, and Capital Leases Payable

         Notes, loans, and capital leases payable consist of (in thousands):
                                                                                           September           December
                                                                                           30, 2006            31, 2005
                                                                                         ------------        ------------
Subordinated note payable to OBIC Inc.; assumed from CIBO Naturals stock purchase        $        957        $      1,000
          6% interest only  until March 31, 2006
          Monthly principal payments of $8,000 starting April 1, 2006
          Matures in July 2007
Non-revolving term loan from Comerica Bank to partially purchase CIBO Naturals                     --                 625
          Variable rate interest at LIBOR plus 200 basis points
          Monthly principal payments of $62,500 plus interest of approximately 7%
          Matures in October 2006
Non-revolving term loan from Comerica Bank to partially purchase Sonoma Foods                      --               2,208
          Variable rate interest at LIBOR plus 275 basis points
          Monthly principal payments of $41,667 plus interest of approximately 7%
          Matures in May 2010
Non-revolving term loan from Comerica Bank to partially purchase Casual Gourmet Foods              --               5,000
          Variable rate interest at LIBOR plus 275 basis points
          Monthly principal payments of $104,167 plus interest of approximately 7%
          Matures in February 2009
Notes assumed from Casual Gourmet stock purchase                                                  119                 180
          Interest ranges from 0.0% to 9.35%; payable in monthly payments of $7,367
          Maturing from January 2007 through March 2011
Note payable assumed from Sonoma Foods stock purchase                                              48                  58
          Payable in monthly payments of $3,857 including interest of 15.88% and 17.6%
          Matures in June 2009
Capital leases payable                                                                             73                  76
                                                                                         ------------        ------------
Total notes, loans, and capital leases payable                                           $      1,197        $      9,147
Less current portion of notes, loans, and capital leases payable                               (1,052)             (2,521)
                                                                                         ------------        ------------
Notes, loans, and capital leases payable, less current portion                           $        145        $      6,626
                                                                                         ============        ============

5.   Credit Facility

     The Company has a $5.0 million working capital line of credit whose balance can increase or decrease based on the working capital requirements of the Company. The working capital line of credit commitment expires March 31, 2007.

     On June 28, 2006 the Company announced the completion of a private placement of 2,174,000 shares of Monterey Gourmet Foods, Inc. common stock at a price of $5.75 per share for net proceeds of $11.6 million. The Company used the proceeds to pay off its line of credit and all bank loans. As of September 30, 2006 the Company had $4.2 million of cash recorded on its balance sheet.

     The terms of the Company's line of credit prohibits the payment of cash dividends (except with written approval) on the Company's capital stock and restricts payments for, among other things, repurchasing shares of the Company's capital stock. Other terms limit the Company with respect to, among other things, (i) incurring additional indebtedness, (ii) adversely changing the capital structure, (iii) acquiring assets other than in the normal course of business including specific limits on annual capital expenditures and (iv) maintaining certain financial covenants. The Company was in compliance with its covenants with its bank as of September 30, 2006.

6.   Income Taxes

The Company determines its year to date tax provision based on the expected annual effective tax rate by tax filing entities and jurisdictions. For the nine months ended September 30, 2006, the Company's effective tax rate was significantly lower than the statutory tax rate, primarily due to the establishment of a valuation allowance against deferred tax assets of $1.3 million. The valuation allowance was established as a result of the reassessment of the realizability of deferred tax assets during the three months ended September 30, 2006. The Company's effective tax rate has differed from the statutory tax rate in the past due to the interaction of the tax effects of Casual Gourmet Foods, which filed a separate tax return and the Company's other entities which file as part of a consolidated group. On September 29, 2006, the Company acquired the minority interest of Casual Gourmet Foods. Accordingly, on a prospective basis, the Company and its subsidiaries will be included in a single consolidated tax return.

7.   Stockholders' Equity

     The Company has reported its earnings/(loss) in accordance with Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings per Share." Basic net income/(loss) per common share is based on the weighted average number of shares outstanding during the period. Diluted net income/(loss) per common share is based on the weighted average number of shares outstanding during the period, including common stock equivalents. Stock options account for the entire difference between basic average common shares outstanding and diluted average common shares outstanding.

     During the first nine months of 2006, 10,900 employee stock purchase plan shares were issued with proceeds to the Company of $32,000. Additionally, 275,250 shares of common stock were issued during the same period as part of employee option exercises with proceeds to the Company of $812,000. As part of the acquisition of CIBO Naturals, LLC, 300,000 shares were issued with a computed market value of $1,186,000.

     On June 28, 2006 the Company announced the completion of a private placement of 2,174,000 shares of Monterey Gourmet Foods common stock at a price of $5.75 per share for net proceeds of $11.6 million. In addition, the Company issued fully vested warrants to investors to purchase a total 652,200 shares of common stock of the Company at an exercise price of $7.50 per share. The common stock was issued in reliance upon the exemptions under Section 4(2) of the Securities Act of 1933, as amended, or Regulation D promulgated there under, relative to sales by an issuer not involving any public offering. Part of the proceeds was used to pay down the Company's bank debt. Monterey Gourmet Foods filed a registration statement with the SEC to register the resale of the shares of common stock issued in the private placement, as well as the shares of common stock issuable upon the exercise of the warrants issued in the private placement. The registration statement was declared effective by the SEC on August 4, 2006. Stock offering costs of $868,000 have been reflected as a reduction of the gross proceeds received.

     No other shares of common stock were issued during the third quarter.

     Earnings per Share Calculation

     The reconciliation of the share denominator used in the basic and diluted net income per share computations is as follows:

                                                       Three Months Ended              Nine Months Ended
                                                   September       September       September       September
                                                   30, 2006        30, 2005        30, 2006        30, 2005
                                                 ------------    ------------    ------------    ------------
Weighted average common shares
     outstanding used in basic
     net income per share computation              17,274,188      14,467,416      15,704,909      14,436,890
Dilutive effect of common stock equivalents,
     using the treasury stock method                       --         178,192              --         118,033
                                                 ------------    ------------    ------------    ------------
Shares used in dilutive net income per share
     computation                                   17,274,188      14,645,608      15,704,909      14,554,923
                                                 ============    ============    ============    ============

     At September 30, 2006, options to purchase 1,039,434 shares of common stock were excluded from the diluted net loss per share computation as their effect on loss per share was anti-dilutive for the nine month period. For the three month period ended September 30, 2005, 718,034 options were excluded as their effect was anti-dilutive in the period. As of the nine months ended September 30, 2005, diluted net income per share excluded common equivalent shares outstanding of 1,013,613 as their effect was anti-dilutive.

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

     The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company's fiscal year 2006. Consolidated financial statements as of September 30, 2006 and for the nine months ended September 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). There was no stock-based compensation expense related to employee or director stock options recognized during the nine months ended September 30, 2005. Stock-based compensation expense recognized under SFAS 123(R) for employee and directors for the three months ended September 30, 2006 was $271,000 and for the nine months ended September 30, 2006 was $426,000. The Company recorded $42,000 in cost of sales and $384,000 in selling, general and administrative expenses. Included in the $384,000 stock based compensation expense is a stock compensation charge of $167,000 recorded in relation to the modification to extend the exercise period on 150,000 options. The modification on the options was done in conjunction with the resignation of one of the Company's executive officers. Basic and diluted loss per share for the nine months ended September 30, 2006 would have been ($0.20), if the Company had not adopted SFAS 123(R), compared to reported basic and diluted loss per share of ($0.23).

     The estimated fair value of option grants or modifications to employees and directors during the three months ended September 30, 2006, was $484,000 and during the nine months ended September 30, 2006, was $797,000. Assumptions used to value the options were as follows:

                                               Three months       Nine months
                                                  ended              ended
                                               September 30,      September 30,
                                                   2006               2006
                                               ------------       ------------
         Volatility                               51.74%              52.50%
         Risk-Free Interest Rates                  4.67%               4.78%
         Expected Lives in Years                   6.00                6.00
         Dividend Yield                              --                  --
         Forfeiture rate                              6%                  6%

     The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based awards granted under the Company's stock option plans for the three months ended September 30, 2005 and for the nine months ended September 30, 2005. For purposes of this pro-forma disclosure, the fair value of the options is estimated using the Black-Scholes-Merton option-pricing formula ("Black-Scholes model") and amortized to expense over the options' contractual term (in thousands except share data).



                                                                     Three months     Nine months
                                                                   ended September  ended September
                                                                       30, 2005        30, 2005
                                                                     ------------    ------------
         Net income as reported:                                     $        132    $        160
         Deduct: total stock-based employee compensation
             determined under fair value method for all awards,
             net of related tax effects:                                      (14)           (441)
                                                                     ------------    ------------
         Proforma net income/(loss), as adjusted                     $        118    $       (281)
                                                                     ============    ============
         Earnings/(loss) per share:
         Basic, as reported                                          $       0.01    $       0.01
         Basic, as adjusted                                          $       0.01    $      (0.02)

         Diluted, as reported                                        $       0.01    $       0.01
         Diluted, as adjusted                                        $       0.01    $      (0.02)

         Basic shares                                                  14,467,416      14,436,890
         Diluted shares                                                14,645,608      14,554,923

     The estimated fair value of options granted to employees and directors during the quarter ended September 30, 2005, was $132,000. Assumptions used to value the options granted were expected volatility of 54%, risk-free interest rate of 3.56%, weighted average expected lives of 6 years and expected dividend yield of zero.

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

     Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Consolidated Statements of Operations for the nine months ended September 30, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value estimated in accordance with the pro-forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). For stock-based awards issued to employees and directors, stock-based compensation is expensed ratably over the vesting period, which is consistent with how the prior-period proformas were provided. As stock-based compensation expense recognized in the Consolidated Statements of Operations for the nine months ended September 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In our pro-forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

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

     In 2005, the Company granted options under the Plan at exercise prices ranging from $3.15 to $3.97 per share and with a vesting period of two or three years. During the nine month periods ended September 30, 2006 and September 30, 2005, the Board of Directors granted or modified options for 380,000 and 103,000 shares, respectively, to employees and directors at the weighted average per share exercise price of $4.46 and $3.73, respectively. Options granted generally vest over two to three years. The following table details the stock option activity during the nine months ended September 30, 2006.

                                                                                               Weighted
                                                                             Weighted           Average         Aggregate
                                                                              Average         Contractual       Intrinsic
                                                          Options         Exercise Price      Life (Years)         Value
                                                      ---------------     ---------------     ---------------     ---------------
Option shares outstanding as of January 1, 2006             1,807,194     $          4.24
Option shares granted or modified during the period           380,000     $          4.46
Option shares exercised during the period                    (275,250)    $          2.94
Option shares forfeited during the period                     (65,750)    $          3.85
Option shares canceled during the period                     (170,050)    $          4.19
                                                      ---------------
Option shares outstanding as of September 30, 2006          1,676,144     $          4.52                6.31     $       372,889

Option shares exercisable as of September 30, 2006          1,315,144     $          4.52                5.41     $       359,427

     Stock option activity under the Plan is summarized as follows:

     The total intrinsic value of options exercised during the quarters ended September 30, 2006 and September 30, 2005, were $0 and $10,180. The total fair value of shares vested during the nine months ended September 30, 2006 and September 30, 2005, were $426,000 and $441,000, respectively

     As of September 30, 2006, there was $658,000 of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over the weighted-average period of 2 years.

     The table below shows the activity of non-vested stock options from January 1, 2006 through September 30, 2006.

                                                                             Weighted
                                                                           Average Fair
                                                         Number of           Value at
                                                       Option Shares        Grant Date
                                                      ---------------     ---------------
Nonvested option shares at January 1, 2006                    229,000     $          3.75
Option shares granted                                         380,000                4.46
Option shares vested                                         (182,250)               3.65
Option shares forfeited                                       (65,750)               3.85
                                                      ---------------     ---------------
Nonvested option shares at September 30, 2006                 361,000     $          4.53
                                                      ===============     ===============

     Employee Stock Purchase Plan

     In October 1994, the Company's Board of Directors adopted a qualified employee stock purchase plan. Under the purchase plan, eligible employees (those who have completed one year of continuous employment with the Company) may purchase shares of the Company's common stock through payroll deductions not to exceed 10% of gross wages. The Company has reserved 200,000 shares of its common stock for issuance under the purchase plan, which remains in effect until terminated by the Company's Board of Directors, or until all of the shares reserved for under the purchase plan have been issued. Unless the Board has otherwise provided a higher amount prior to the commencement of an offering period, the offering exercise price for each purchase period is 85% of the lesser of (a) the fair market value of the shares on the offering date of such offering period or (b) the fair market value of the shares on the given purchase date. There were 10,900 shares of common stock issued under the plan during the nine months ended September 30, 2006. The total fair value of shares issued during the nine months ended September 30, 2006 was $12,000.

     Warrants

     On June 28, 2006 the Company announced the completion of a private placement of 2,174,000 shares of Monterey Gourmet Foods common stock. In connection with this private placement the Company also issued warrants for 652,200 shares of common stock with a conversion price of $7.50 per share. The warrants remain exercisable for a period of five years from June 28, 2006. The warrants are subject to call at the option of the Company after 18 months, if among other things, the registration statement filed by the Company to register the resale of the shares (including the warrant shares) issued in the June 28, 2006 private placement is effective and the volume weighted average trading price of the Company's common stock is $15 or higher for 20 consecutive trading days. The warrants meet the requirements of and are being accounted for as equity in accordance with EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to or Potentially Settled in a Company's Own Stock."


8.   New Accounting Pronouncements

     In September 2006, the FASB issued SFAS 157 "Fair Value Measurements", which defines "fair value" for purposes of accounting pronouncements which require or permit "fair value" measurements, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for fiscal years and interim periods beginning after November 15, 2007. We are currently evaluating the impact of adopting SFAS 157 on our financial statements.

     In July 2006, the FASB issued Interpretation No. 48, ("FIN 48") "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109." FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with SFAS 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measure of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact that adoption of FIN 48 may have on its results of operations or financial position.

     In September 2005, the FASB issued a revised Proposed Statement of Financial Accounting Standards which amends FASB Statement No. 128, "Earnings per Share." The proposed statement would be effective in the second quarter of 2006 with retrospective application of most changes and is intended to clarify guidance on the computation of earnings per share for certain items such as mandatorily convertible instruments, the treasury stock method, and contingently issuable shares. Management has evaluated the proposed statement as presently drafted and has determined that if adopted in its current form it would not have a significant impact on the computation of our earnings per share.

     In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections." This new standard replaces APB Opinion No. 20, "Accounting Changes in Interim Financial Statements," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements," and represents another step in the FASB's goal to converge its standards with those issued by the International Accounting Standards Board ("IASB"). Among other changes, SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impractical to do so. SFAS 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a "restatement." The new standard was effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. As of September 30, 2006 this pronouncement had no impact on the Company's consolidated financial statements.

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

Background

     Monterey Gourmet Foods was incorporated in June 1989 as a producer and wholesaler of refrigerated gourmet pasta and sauces to restaurants and grocery stores in the Monterey, California area. The Company has since expanded its operations to provide a variety of gourmet refrigerated food products to grocery and club stores throughout the United States, selected regions in Canada, the Caribbean, Mexico, and Asia Pacific. The Company's overall strategy is to enhance the value of the Monterey Gourmet Foods brands by distributing its gourmet products through multiple channels of distribution.

     The Company's product distribution to grocery and club stores increased from approximately 25 stores as of December 1989, to approximately 10,200 stores as of December 31, 2005. During recent years the Company added retail and club distribution through internal growth and through the Frescala Foods, Emerald Valley, CIBO Naturals, Sonoma Foods, and Casual Gourmet acquisitions.

     Since, 2004, the Company has launched three new product lines outside its core pasta/sauce business, including gourmet refrigerated entrees, fresh tamales, and frozen One-Step meal entrees. Additionally the Company was able to increase distribution by introducing whole wheat pastas which are higher in dietary fiber, have a favorable glycemic index, and are made with whole grains. Most recently, the Company introduced whole wheat fettuccine with flaxseed which has eight grams of fiber, no trans fats, and 1,000 milligrams of Omega-3.

     In January 2004, the Company acquired CIBO Naturals, a maker of sauces, dips and spreads. In January 2005 the Company acquired Casual Gourmet Foods, Inc. a marketer of flavorful low fat, low-calorie chicken sausages, chicken burgers and soups. Sonoma Foods, Inc., acquired in April 2005 markets a line of refrigerated specialty cheese products that features its flagship line of Sonoma Jack cheeses. Sonoma Foods has earned numerous awards over the years for its traditional and flavored Jack cheeses. Monterey Gourmet Foods believes that the convenient gourmet food segment is growing rapidly as time-starved consumers seek high quality quick-meal solutions and the Company, with its staff of senior chefs, its culinary consultants, and its flexible manufacturing facilities, is well positioned to bring new products to these consumers.

     In September 2006, Jim Williams announced his resignation as President, Chief Executive Officer and a member of the Board of Directors. Mr. Williams, who joined the Company in October 2002, stated that he was resigning primarily for personal reasons. Eric Eddings, formerly Senior Vice President and President of the Natural Foods Division for the Company, assumed the responsibilities of President and Chief Executive Officer, effective September 5, 2006 by appointment of the Board of Directors. Mr. Eddings joined Monterey Gourmet Foods in connection with its January 2004 acquisition of CIBO Naturals, where he served as Chief Operating Officer. His prior job responsibilities included General Manager of Dreyers Grand Ice Cream, and Vice President of Sales for Specialty Frozen Products LP, a large, privately held food company in Seattle, Washington.


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

     The Company's overall objective is to become a leading national supplier of innovative gourmet food products through distribution of its products to grocery and club stores. The Company is in the process of revisiting its objectives and goals under the directions of its new CEO and President and as a result of the recent impairment charge of its Casual Gourmet Foods reporting unit. The key elements of the Company's current strategy include the following targeted goals:

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

     o Ensure that the Company has the proper and sufficient staff to accomplish its goals in a timely manner including the enhancement of its marketing department.

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

     o Introduce new products to the Company's major customers in order to demonstrate the innovative nature of the Company, keep the product line updated with new ideas from the Company's creative chefs, and increase the number of items on the shelves from which consumers can choose.

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

Results of Operations

     Net revenues from operations were as follows (in thousands):

                                            Three Months Ended               Nine Months Ended
                                       ----------------------------    ----------------------------
                                       September 30,   September 30,   September 30,   September 30,
                                           2006            2005            2006            2005
                                       ------------    ------------    ------------    ------------
Net Revenues                           $     22,090    $     22,772    $     67,649    $     61,590
  Percent change in Net Revenues
   from prior period                             (3%)            42%             10%             30%

     The quarterly decrease in revenue is due to the reduction in revenue from the Casual Gourmet product lines, from which revenues decreased 51% when comparing sales for the third quarter 2006 with the third quarter 2005. Excluding revenue from Casual Gourmet, the Company's revenues for the third quarter 2006 increased 2% compared to the third quarter of 2005. Two events impacted the Company's sales during the third quarter. The record nation-wide heat wave during the month of July slowed sales for the Company. During this short period of time, sales lagged prior year by 9%. Also during the month of September, the Salinas, CA growing area recalled all fresh spinach being sold due to e.coli infestation whose cause remains under investigation. The number one selling ravioli for the Company is spinach and cheese ravioli. Revenues for this item fell significantly during this period of time even though the product sold by the Company was certified safe through proper processing, testing, and pasteurization.

      The all natural division of the Company, which was being led by our new CEO, recorded a revenue increase of 38% when comparing the third quarter 2006 with the third quarter 2005.

     The year to date increase in sales of $6,059,000 is due to the increased volume at CIBO Naturals, and Emerald Valley Organics, the introduction of fresh tamales, and increases from the core pasta business. Sonoma Foods recorded nine months of sales in 2006 compared to only six months in 2005 because Sonoma Foods was acquired in April 2005. The Casual Gourmet product lines recorded a revenue decline of $3.5 million when comparing the nine months ended September 30, 2006 with the nine months ended September 30, 2005.

     Gross profit and gross margin were as follows (in thousands):

                                            Three Months Ended               Nine Months Ended
                                       ----------------------------    ----------------------------
                                       September 30,   September 30,   September 30,   September 30,
                                           2006            2005            2006            2005
                                       ------------    ------------    ------------    ------------
    Gross profit                       $      6,379    $      6,591    $     20,122    $     17,282
    Gross margin percent                       28.9%           28.9%           29.7%           28.1%

     Gross margin percent for the year ended December 31, 2005 was 27.3%. The gross profit dollars for the third quarter of 2006 decreased compared to the third quarter 2005 due to the reduced sales volume and start up costs related to frozen products. The improvement in gross margin percent for the third quarter 2006 compared to the 2005 calendar year and to the third quarter 2005 is a function of cost savings obtained by running more efficiently, an improvement in product mix, and lower raw material costs. In addition, the Company announced on September 29, 2006 a reduction in its salaried work force. Part of the severances paid reduced the Company's gross margin The Company has also announced the consolidation of its two Salinas, California plants which the Company believes will also improve margins. The consolidation is projected to be completed during the fourth quarter of 2006. The impact of future change on the Company's gross profit is difficult to quantify because of its sensitivity to volume through the plant.

     The gross profit dollars for the nine months ended September 30, 2006 improved by $2,840,000 compared to the nine month period in 2005, which was a function of additional sales and improved margins. The improvement in gross margin percent for the third quarter 2006 compared to the 2005 calendar year is a function of cost savings obtained by running more efficiently, an improvement in product mix, lower raw material costs, and additional volume through the Company's production facilities.

     Selling, general and administrative expenses or SG&A were as follows (in thousands):

                                             Three Months Ended               Nine Months Ended
                                        ----------------------------    ----------------------------
                                        September 30,   September 30,   September 30,   September 30,
                                            2006            2005            2006            2005
                                        ------------    ------------    ------------    ------------
SG&A Expense                            $      7,174    $      6,285    $     20,126    $     16,680
SG&A Expense as a percent of
  net revenues                                  32.5%           27.6%           29.8%           27.1%

     For the fiscal year ended December 31, 2005, SG&A expenses were 27.7% of sales. SG&A as a percent of net sales for the three months ended September 30, 2006 was 32.5%. The increase compared to 2005 is related to increased freight costs due to higher fuel costs of $417,000 or 1.9% of net revenues, non-cash expenses related to the expensing of stock options of $272,000 or 1.2% of net revenues, accrued severance and other costs associated with the workforce reduction that occurred during the month of September of $647,000 or 2.9% of net revenues, and increased costs of $146,000 or 0.7% of net revenues associated with being a public company.

     For the nine months ended September 30, 2006, SG&A as a percent of net sales was 29.8%, an increase of 2.7% from 27.1% which was recorded for the nine months ended September 30, 2005. Freight costs as a percent of net sales impacted SG&A by $852,000 or 1.3% of net revenues, non-cash expenses related to the expensing of stock options increased SG&A by $433,000 or 0.6% of net revenues, and costs associated with being a public company increased $248,000 or 0.4% of net revenues

     Depreciation and amortization expense, included in cost of sales and SG&A, was $732,000 or 3.3% of net revenues for the quarter ended September 30, 2006, compared to $758,000 or 3.3% of net revenues for the quarter ended September 30, 2005. For the nine months ended September 30, 2006, depreciation and amortization expense was $2,236,000 or 3.3% of net revenues compared to $2,242,000 or 3.6% of net revenues for the nine months ended September 30, 2005. The decrease for the nine month period is associated with the impairment of intangible assets acquired in the Casual Gourmet acquisition, and the full depreciation of older assets offset by additional equipment purchases in the first nine months of calendar year 2006.

     Net interest income was $16,000 for the quarter ended September 30, 2006, compared to net interest expense of $167,000 for the same quarter in 2005. For the nine months ended September 30, 2006, net interest expense was $379,000 compared to net interest expense of $427,000 for the same period in 2005. The change in interest expense reflects the effects of the paydown of debt with the net proceeds from the private equity placement during the second quarter of 2006 This paydown of debt owed to its bank impacts the amount of net interest the Company will incur for the remainder of the year.

Income taxes for the third quarter of 2006 reflect a tax benefit of $67,000, as compared with income tax expense of $16,000 or approximately 11% of pretax income for the same period in 2005. For the nine months ended September 30, 2006, income taxes reflect a tax expense of $98,000, as compared to a tax expense of $33,000 or approximately 17% for the same period in 2005. The Company determines its quarterly and year to date tax provision based on the expected annual effective tax rate by tax filing entities and jurisdictions. For the nine months ended September 30, 2006, the Company's effective tax rate was significantly lower than the statutory tax rate, primarily due to the establishment of a valuation allowance against deferred tax assets of $1.3 million. The valuation allowance was established as a result of the reassessment of the realizability of deferred tax assets during the three months ended September 30, 2006. The Company's effective tax rate has differed from the statutory tax rate in the past due to the interaction of the tax effects of Casual Gourmet Foods, which filed a separate tax return and the Company's other entities which file as part of a consolidated group. On September 29, 2006, the Company acquired the minority interest of Casual Gourmet Foods. Accordingly, on a prospective basis, the Company and its subsidiaries will be included in a single consolidated tax return.

Impairment Charge

     In the fourth quarter of 2005, Casual Gourmet saw a significant reduction in its sales to its two largest customers, Costco and Sam's Club. The Company took many steps to restore the sales to these two major customers, including the introduction of such items as Anti-Biotic free ("ABF") all white meat chicken sausages, nitrite free chicken sausages, sausages made with organic chicken, flavored pork sausages, and other products that fit under the Casual Gourmet label. The Company also introduced these products into the retail market place through Monterey Gourmet Foods' retail sales force. In the spring of 2006, these new items restored Casual's sales to its level of sales of the prior year and therefore the Company did not impair its intangible assets. However, between the dates of August 15, 2006 and September 9, 2006, the Company was informed that these new items would be discontinued in select divisions of Costco.

     Due to the lost business during the third quarter of 2006, the Company tested for the potential impairment of goodwill as the loss of business was considered a triggering event under SFAS 142. As a result of the impairment test, the Company recorded a pre-tax, non-cash charge of $3.2 million in the third quarter of 2006 related to the impairment of intangible assets associated with the Casual Gourmet Foods acquisition on January 11, 2005.

Liquidity and Capital Resources

     During the nine month period ended September 30, 2006, $6,004,000 of cash was provided by the Company's operations, compared to $1,457,000 of cash provided in the nine months ended September 30, 2005. The increase in cash from operations reflects an increase in accounts payable, accounts receivable reserves, inventory reserves, non-cash transactions of depreciation, amortization, and the impairment of intangible assets acquired from Casual Gourmet in the amount of $3,160,000. Stock-based compensation expense accounted for $433,000 of non cash expense. Capital expenditures were $2,150,000 in the nine months of 2006 compared to $694,000 for the nine months ended September 30, 2005. Capital spending in 2006 reflected projects associated with acquired facilities, improved packaging equipment, profit improvement projects, additional tamale capacity, consolidation of the two Salinas, California plants, and equipment to support additional sales. The Company will spend capital dollars when appropriate to either support sales initiatives or to reduce operating costs.

     During the first nine months of 2006, the Company issued 10,900 shares under its Employee Stock Purchase Plan and received cash of $32,000. Additionally, 275,250 shares of common stock were issued during the same period as part of employee option exercises with proceeds to the Company of $812,000. As part of the final purchase of CIBO Naturals, LLC 300,000 shares were issued to the previous owner of CIBO Naturals with a computed value of $1,186,000. The Company now owns 100% of CIBO Naturals, LLC. During the nine months ended September 30, 2005, by comparison, proceeds from the purchase of 8,198 shares under the Employee Stock Purchase Plan were $25,000, and there were 13,000 options exercised with proceeds of $42,000.

     On June 28, 2006 the Company announced the completion of a private placement of 2,174,000 shares of Monterey Gourmet Foods common stock at a price of $5.75 per share for net proceeds of $11.6 million. Part of the proceeds was used to pay down the Company's bank debt. Monterey Gourmet Foods filed a registration statement with the Securities and Exchange Commission (SEC) to register the resale of (1) the shares issued to the former owner of CIBO Naturals, (2) the shares issued in the private placement, and (3) the shares issuable upon the exercise of the warrants with a conversion price of $7.50 per share also issued in the private placement. The registration statement was declared effective by the SEC on August 4, 2006. The Company used the proceeds to pay off its line of credit and all bank loans. As of September 30, 2006 the Company had $4.2 million of cash recorded on its balance sheet.

     The Company adopted SFAS 123R effective January 1, 2006. See note 7 which is incorporated here by reference.

     The Company finances its operations and growth primarily with cash flows generated from operations. The Company has a $5.0 million working capital line of credit whose balance can increase or decrease based on the working capital requirements of the Company. The working capital line of credit commitment expires March 31, 2007. The Company is not currently using this line as of September 30, 2006. In addition, the Company has a letter of credit in the amount of $1.1 million which is issued in favor of an insurance company to support a self-funded worker's compensation program. The letter of credit expires December 31, 2006.

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

                                                           Payments due by period
                                  ----------------------------------------------------------------------
Contractual obligations                         Less than 1       1 - 3          3 - 5       More than 5
(in  thousands)                     Total           year          years          years          years
                                  ----------     ----------     ----------     ----------     ----------
Long-term debt                    $    1,124     $    1,020     $       82     $       22     $       --
Capital lease obligations                 73             32             41             --             --
Operating leases                       7,422          1,224          2,010          1,878          2,310
                                  ----------     ----------     ----------     ----------     ----------
Total                             $    8,619     $    2,276     $    2,133     $    1,900     $    2,310
                                  ==========     ==========     ==========     ==========     ==========

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

Income Taxes

     The Company accounts for corporate income taxes in accordance with the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") 109, "Accounting for Income Taxes" which requires an asset and liability approach. This approach results in the recognition of deferred tax assets (future tax benefits) and liabilities for the expected future tax consequences of temporary timing differences between the book carrying amounts and the tax basis of assets and liabilities. Future tax benefits are subject to a valuation allowance to the extent of the likelihood that the deferred tax assets may not be fully realized within the next three years. The Company's deferred tax assets include significant amounts of net operating losses ("NOLs"). During the third quarter of 2006, the valuation allowance was increased by $1,104,000 due to the consideration of the impact of deferred tax liabilities resulting from acquisitions and the impairment of Casual Gourmet Foods which affected the Company's assessment of the realization of such NOLs. The amount of the valuation allowance is significantly dependent on management's assumptions regarding future taxable income and the availability of these NOLs to offset future taxable income. The effect on the Company's net income is significant whenever the estimate changes. The Company expects to utilize all of the NOLs in future years, but may not be able to use them before 2009. However, if the Company's ability to generate future taxable income diminishes, additional tax expense may be recorded in order to increase the valuation allowance even further. For business combinations, the Company must record deferred taxes relating to the book versus tax basis differences of acquired assets and liabilities. Generally, such business combinations result in deferred tax liabilities as the book values are reflected at fair value whereas the tax basis is carried over from the acquired company. Such deferred taxes are initially estimated based on preliminary information and are subject to change as valuations and tax returns are finalized.

Inventory Valuation

     Inventories are stated at the lower of cost (using the first-in, first-out method) or market and consist principally of component ingredients to the Company's refrigerated pasta and sauces, finished goods, and packaging materials. Many of the ingredients used in the Company's products have a short shelf life and if not used in a certain amount of time may spoil. Management estimates that the raw material will be used in a timely manner; however, management has established certain reserves for the potential of inventory obsolescence, especially for slow moving inventory. As of September 30, 2006, the Company reduced the carrying value of its inventory by $353,000. This write-down was made to cover certain refrigerated raw material inventory that is nearing its shelf-life, certain frozen items that have not been recently used, certain packaging labels for products that may be rotated out of the Club Store accounts and for products that have already been rotated out of the Club Store accounts that may or may not be rotated back into the Club Store accounts. The allowance is established based on management's estimate of alternative usage or salvage value of obsolete inventory. Management believes its estimates for spoiled and obsolete inventory is adequate given the current volume of business to its current customers.

Workers Compensation Reserve

     The Company's California and Oregon locations entered into a partially self-insured worker's compensation program during fiscal year 2003 and have continued the program into 2006. This program features a fixed annual payment, with a deductible on a per occurrence basis. The annual expense consists of a base fee paid to an insurance company to administer the program, direct cash expenses to pay for injuries, an estimate for potential injuries that may have occurred but have not been reported, an estimate by the insurance company of costs to close out each injury and an estimate for injury development. The Company has been on this partially self-insured program for just over three years and therefore has limited history of claim resolution available to support the Company's projected liabilities. Therefore the Company is using published industry actuarial data from an insurance carrier and reviewing each claim individually to determine the amount of reserves that should be established. Management believes that its current safety program and its safety record will provide the foundation to enable the Company to realize the premium savings partially self-insured programs are designed to achieve; however, estimated reserves may vary from future cash outlays.

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

Goodwill/Intangible Assets

     Under SFAS 142, "Goodwill and Other Intangible Assets" goodwill and intangible assets with indefinite useful lives are to be tested for impairment at least annually. Intangible assets with finite useful lives continue to be amortized over their respective estimated useful lives. The primary identifiable intangible assets of the Company's reporting units are trademarks, tradenames and customer relationships acquired in business acquisitions. Identifiable intangibles with finite lives are amortized and those with indefinite lives are not amortized. The estimated useful life of an identifiable intangible asset to the reporting unit is based upon a number of factors, including the effects of demand, competition, and future cash flows. As of September 30, 2006, the net book value of trademarks and other identifiable intangible assets was $7.2 million.

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

     Goodwill is not amortized but is subject to periodic assessments of impairment. At September 30, 2006, the Company had $13.2 million of goodwill on its books. Goodwill is assessed for impairment at least as often as annually and as triggering events may occur. The Company performs its annual review in the fourth quarter of each year. Recoverability of goodwill is evaluated using a comparison of the fair value of a reporting unit with its carrying value.

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

     In the fourth quarter of 2005, Casual Gourmet saw a significant reduction in its sales to its two largest customers. The Company took steps to restore the sales to these two major customers, including the introduction of such items as anti-biotic free all white meat chicken sausages, nitrite free chicken sausages, sausages made with organic chicken, flavored pork sausages, and other products.

The Company also introduced these products into the retail market place through Monterey Gourmet Foods' retail sales force. In the spring of 2006, these new items restored Casual's sales to its level of sales of the prior year and therefore the Company did not impair its intangible assets at June 30, 2006. However, between the dates of August 15, 2006 and September 9, 2006, the Company was informed that several of these new items would be discontinued in select divisions of Costco.

     Due to the lost business during the third quarter of 2006, the Company tested for the potential impairment of goodwill, as the loss of business was considered a triggering event under SFAS 142. As a result of this testing and the continued lost business, the Company recorded a pre-tax, non-cash charge of $3.2 million in the third quarter of 2006 related to the impairment of goodwill and other intangible assets associated with the Casual Gourmet Foods acquisition which was made on January 11, 2005.

     In addition, the Company, under its new CEO, is presently reviewing its organizational structure which will change the manner in which the Company operates and may result in the aggregation of its reporting units.

Accounting for Stock-Based Awards

     On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, "Share-Based Payment." Prior to January 1, 2006, the Company had applied the intrinsic value method of accounting for stock options granted to our employees and directors under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, as permitted by SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, employee and director compensation expense was recognized only for those options whose exercise price was less than the market value of our common stock at the measurement date.

     The Company adopted the fair value recognition provisions of SFAS No. 123R, using the modified prospective transition method. Under the modified prospective method, (i) compensation expense for share-based awards granted prior to January 1, 2006 are recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS No. 123 and (ii) compensation expense for all share-based awards granted subsequent to December 31, 2005 are based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. Results for periods prior to January 1, 2006 have not been restated. As a result of adopting SFAS No. 123R, the Company recorded a pre-tax expense of $433,000 for stock-based compensation for the nine months ended September 30, 2006.

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

     The Company employs one full-time executive chef and has hired additional outside culinary consultants to develop new products. Recent introductions include a line of whole wheat fresh pastas, sauces, and dips. The Company is the first to introduce whole wheat in the refrigerated pasta category and is now introducing whole wheat with flaxseed that contains 1,000 milligrams of Omega-3. Sales of these items have helped grow the retail branded category. The Company also recently introduced a new line of fresh tamales under the Isabella's Kitchen brand.

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

     Major Customers

     Two of the Company's customers, Costco Wholesale and Sam's Club, accounted for 46% and 16%, respectively, of the Company's net revenues for the nine months ended September 30, 2006. No other customer accounted for greater than 10% of net revenues for the period.

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

     In the ordinary course of its business the Company enters into commitments to purchase raw materials over a period of time, generally six months to one year, at contracted prices. At September 30, 2006 these future commitments were not at prices in excess of current market, or in quantities in excess of normal requirements. The Company does not utilize derivative contracts either to hedge existing risks or for speculative purposes.

     Interest Rate Risk

     The Company invests excess cash in variable income investments consisting of cash equivalents. The magnitude of the interest income generated by these cash equivalents is affected by market interest rates. Management does not use marketable securities or derivative financial instruments in its investment portfolio.

     The interest payable on the Company's bank line of credit is based on variable interest rates and therefore affected by changes in market interest rates. During the second quarter, the Company repaid all of its loans with variable interest rates.

     Currency Risk

     During the nine months ended September 30, 2006, the Company sold $80,000 of product in currency other than US dollars. These sales have terms of net 30 days from shipment. The Company believes that its currency exposure is not material and has chosen not to hedge these sales.

Item 4.  Controls and Procedures

     Evaluation of Disclosure Controls and Procedures

     As of September 30, 2006, an evaluation was carried out under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of the design and operation of the Company's disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended. The Company cautions that a control system, no matter how well conceived and operated can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Based on this evaluation, and because our remediation of the material weakness identified in the fourth quarter of 2005 and described below is in progress but not yet complete, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

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

     Changes in Internal Controls

     Other than as noted above, there were no changes in our internal control over financial reporting during the quarter ended September 30, 2006 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION


Item 1A. Risk Factors

     In 2005, the Company issued options for 258,000 shares to employees and directors of the Company. During the first three quarters of 2006, the Company has granted or modified options for 380,000 shares, including options for 75,000 shares issued automatically to its outside directors on May 19 as required by the Company's option plan. Because of the increase in the Company's stock price prior to issuing stock options to its Board members and the high volatility used in the Black-Scholes model for valuing options, these recently issued options were valued at $4.02 per share even though the stock's trading price at September 30, 2006 was $3.78. If the Company were to issue options at the same rate as in 2005 and stock options were to be valued at or above $4.02 per share like those issued to its Board members, then the Company would incur stock-based compensation expense at a rate in excess of $1 million per year, which is significantly higher than the $433,000 that it has expensed for the nine months ended September 30, 2006.


Item 6.  Exhibits

     See Index of Exhibits for all exhibits filed with this report.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       MONTEREY GOURMET FOODS

Date: November 13, 2006
                                       By: /s/ ERIC C. EDDINGS
                                           -------------------------------------
                                           Eric Eddings
                                           Chief Executive Officer


                                       By: /s/ SCOTT S. WHEELER
                                           -------------------------------------
                                           Scott S. Wheeler
                                           Chief Financial Office

         Index to Exhibits

         (Unless otherwise indicated, all exhibits incorporated by reference are filed under SEC file number 001-11177.)

3.1 Certificate of Incorporation dated August 1, 1996 (incorporated by reference from Exhibit B to the Company's Definitive Proxy Statement for its August 1, 1996 Special Meeting of Shareholders filed June 27, 1996
3.2 Amendments of Articles I and IV of Delaware Certificate of Incorporation (incorporated by reference from Exhibits 3 and 4 to the Company's Definitive Proxy Statement for its 2004 Annual Meeting of Shareholders filed June 21, 2004)
3.3*     Bylaws of the Company, as amended. Incorporated by reference from
         Exhibit 3.3 filed with the Company's Form 10-Q for the quarter ended June 30, 2005 filed with the Commission.
4.1 Form of Investor Warrant, issued by Monterey Gourmet Foods, Inc. to the investors in connection with the June 28, 2006 private offering. (incorporated by reference from Exhibit 10.31 filed with the Company's Form 8-K on June 13, 2006)
4.2      Registration Rights Agreement (incorporated by reference from Exhibit
         10.29 filed with the Company's Form 8-K on June 13, 2006)
10.1* 2002 Stock Option Plan, as amended on March 3, 2006. Incorporated by reference from Exhibit 10.1 to the Company's Form 10-Q for the quarter ended March 31, 2006
10.2*    1995 Employee Stock Purchase Plan (incorporated by reference from
         Exhibit 10.15 to the Company's Form 10-K for the fiscal year ended January 1, 1995
10.3 Monterey County Production Facility Lease of the Company, as amended (incorporated by reference from Exhibit 10.03 to the Company's Registration Statement on Form SB-2 filed with the Commission (the "SB-2)) on August 29, 1993
10.4 Amendment No. 1 dated February 1, 1995 and Amendment No. 2 dated March 1, 1995 to Monterey County Production Facility Lease of the Company (incorporated by reference from Exhibit 10.6 filed with the Company's Form 10-K for the fiscal year ended December 31, 1995) filed April 1, 1996(the "1995 Form 10-K")
10.5 Amendment No. 3 dated September 12, 1997, and Amendment No. 4 dated February 6, 1998 to Monterey County Production Facility Lease of the Company (incorporated by reference from Exhibit 10.5 filed with the Company's September 27, 1998 Quarterly Report on Form 10-Q filed November 4, 1998 ("1998 Q3 10-Q"))
10.6 Trademark Registration--MONTEREY PASTA COMPANY and Design, under Registration No. 1,953,489, registered on January 30, 1996 with the U.S. Patent and Trademark Office (incorporated by reference from
         Exhibit 10.27 to the 1995 Form 10-K)
10.7* Employment letter dated September 15, 2006 to Chief Executive Officer Eric C. Eddings (incorporated by reference from Exhibit 10.1 filed with the Company's Form 8-K filed September 20, 2006)
10.8 Agreement for Handling and Storage Services between the Company and CS Integrated LLC dated February 5, 1999 (incorporated by reference to
         Exhibit 10.21 to the Company's 1998 Form 10-K for the fiscal year ended December 27, 1998, filed March 17, 1999
10.9 Royalty agreement dated July 12, 1999 between Company and Chet's Gourmet Foods, Inc. (incorporated by reference to Exhibit 10.25, in the Company's September 26, 1999 Quarterly Report on Form 10-Q filed November 9, 1999 ("1999 Q3 10-Q"))
10.10 Storage Agreement Manufactured Products dated August 3, 1999 between the Company and Salinas Valley Public Warehouse (incorporated by reference to Exhibit 10.26, filed with the Company's 1999 Q3 10-Q)
10.11 Commercial Lease dated August 10, 1999 between Company and Salinas Valley Public Warehouse (incorporated by reference to Exhibit 10.27, filed with the Company's 1999 Q3 10-Q)
10.12 Commercial lease dated January 1, 2000 between the Company and PTF for Operating Engineers, LLC (incorporated by reference to Exhibit 10.32, in the Company's June 25, 2000 Quarterly Report on Form 10-Q filed on August 4, 2000)
10.13 Lease Extension and Modification Agreement between the Company and Marco Warehouse d.b.a. Salinas Valley Public Warehouse dated September 1, 2001 (incorporated by reference to Exhibit 10.40 in the Company's September 30, 2001 Quarterly Report on Form 10-Q filed on November 7,
         2001)
10.14 Royalty Agreement dated January 18, 2002 between Company and Toscana Foods, LLC (incorporated by reference to Exhibit 10.41 in the Company's June 30, 2002 Quarterly Report on Form 10-Q filed on August 9, 2002
10.15 Commercial lease dated August 23, 2002 between the Company and Mel Bankoff (incorporated by reference from Exhibit 10.43 filed with the Company's Report on Form 8-K on August 30, 2002)
10.16 Commercial lease dated January 3, 2003 between the Company and Conrad Family Trust (incorporated by reference from Exhibit 10.44 filed with the Company's Form 10-K for the fiscal year ended December 29, 2002, filed on February 14, 2003)

10.17 Second Lease modification to Commercial lease dated January 1, 2000 between the Company and PTF for Operating Engineers, LLC for storage space in Monterey County, California (incorporated by reference from
         Exhibit 10.45 filed with the Company's June 29, 2003 Quarterly Report of Form 10-Q filed on August 7, 2003
10.18 Lease Extension and Modification Agreement between the Company and Kenneth Salma and Pattie Salma dated August 24, 2005 (incorporated by reference from Exhibit 10.18 filed with the Company's September 30, 2005 Quarterly Report of Form 10-Q filed on November 14, 2005.
10.19 Second Amendment of Agreement for the Purchase and Sales of Limited Liability Company Units dated January 12, 2006. (Incorporated by reference from Exhibit 2.1 filed with the Company's current report on Form 8-K dated January 12, 2006 filed with the Commission.
10.20 Stock Purchase Agreement by and among Monterey Gourmet Foods, Inc., Casual Gourmet Foods, Inc., and Certain Shareholders dated January 11, 2005 (incorporated by reference from Exhibit 2.01 filed with the Company's Report on Form 8-K on January 18, 2005)
10.21 Amendment to the Stock Purchase Agreement by and among Monterey Gourmet Foods, Inc. Casual Gourmet Foods, Inc. and Certain Shareholders dated September 29, 2006 (incorporated by reference from Exhibit 2 filed with the Company's Report on Form 8-K on October 5, 2006)
10.22 Stock Purchase Agreement by and among Monterey Gourmet Foods, Inc., Sonoma Foods, Inc., and Its Shareholders dated April 7, 2005 (incorporated by reference from Exhibit 2.01 filed with the Company's 8-K on April 13, 2005)
10.23 Third Modification to Business Loan Agreement between the Company and Comerica Bank dated January 5, 2005.(incorporated by reference to
         Exhibit 10.33 filed with the Company's Form 10-K for the fiscal year ended December 26, 2004, filed on March 25, 2005
10.24 Fourth Modification to Business Loan Agreement between the Company and Comerica Bank dated April 11, 2005 (incorporated by reference from
         Exhibit 10.24 to the Company's Form 10-Q for the quarter ended June 30, 2005 filed with the Commission).
10.25 Securities Purchase Agreement, dated as of June 12, 2006, (incorporated by reference from Exhibit 10.28 filed with the Company's 8-K on June 13, 2006)
10.26 Engagement letter between Roth Capital Partners, LLC and Monterey Gourmet Foods, Inc. dated May 26, 2006(incorporated by reference from
         Exhibit 10.30 filed with the Company's 8-K on June 13, 2006)
31.1** Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2** Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1** Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2** Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Management contract or compensatory plan or arrangement covering executive officers or directors of the Company and its former subsidiary, Upscale Food Outlets, Inc.

**   filed herewith