Form 10-K
period 2006-12-31
MONTEREY GOURMET FOODS
filed 2007-03-23
CIK 913032

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                                    FORM 10-K
(Mark one)
----------
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the fiscal year ended December 31, 2006
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        FOR THE TRANSITION PERIOD FROM _____________ TO _____________

                        Commission file number 001-11777

                          MONTEREY GOURMET FOODS, INC.
             (Exact name of registrant as specified in its charter)

               Delaware                             77-0227341
       ------------------------        ------------------------------------
       (State of incorporation)        (IRS employer identification number)


       1528 Moffett Street , Salinas, California                93905
       -----------------------------------------              ----------
        (Address of Principal Executive Offices)              (Zip Code)

                (831) 753-6262
----------------------------------------------------     -----------------------
(Registrant's telephone number, including area code)
----------------------------------------------------     -----------------------

Securities registered pursuant to Section 12(b) of the Act:

     Title of each class               Name of each exchange on which registered
Common Stock, $.001 par value                   NASDAQ Stock Market, LLC


Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.001 par value
                          -----------------------------
                               Title of each class
                               -------------------

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [ ] No [X]

Indicate by a check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in PART III of this Form 10-K, or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer [ ]   Accelerated Filer [ ]   Non-accelerated filer [X]

Indicate by a check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

The approximate aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer as of June 30, 2006 was $37,346,000. The number of shares outstanding of the issuer's common stock as of March 21, 2007 was 17,323,025.

TABLE OF CONTENTS


----------------------------------------------------------------------------------------------------------------
PART I.                                                                                                 Page
----------------------------------------------------------------------------------------------------------------
         Item 1.  Business                                                                               3
----------------------------------------------------------------------------------------------------------------
         Item 1A. Risk Factors                                                                           9
----------------------------------------------------------------------------------------------------------------
         Item 1B. Unresolved Staff Comments                                                              12
----------------------------------------------------------------------------------------------------------------
         Item 2.  Properties                                                                             12
----------------------------------------------------------------------------------------------------------------
         Item 3.  Legal Proceedings                                                                      12
----------------------------------------------------------------------------------------------------------------
         Item 4.  Submission of Matters to a Vote of Securities Holders                                  12
----------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------
PART II.
----------------------------------------------------------------------------------------------------------------
         Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer          12
                  Purchases of Equity Securities
----------------------------------------------------------------------------------------------------------------
         Item 6.  Selected Financial Data                                                                14
----------------------------------------------------------------------------------------------------------------
         Item 7.  Management's Discussion and Analysis of Financial Condition and Results of             15
                  Operations
----------------------------------------------------------------------------------------------------------------
         Item 7A. Quantitative and Qualitative Disclosures about Market Risk                             26
----------------------------------------------------------------------------------------------------------------
         Item 8.  Financial Statements and Supplementary Data                                            27
----------------------------------------------------------------------------------------------------------------
         Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial              27
                  Disclosure
----------------------------------------------------------------------------------------------------------------
         Item 9A. Controls and Procedures                                                                27
----------------------------------------------------------------------------------------------------------------
         Item 9B. Other Information                                                                      28
----------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------
PART III.
----------------------------------------------------------------------------------------------------------------
         Item 10. Directors and Executive Officers of the Registrant                                     28
----------------------------------------------------------------------------------------------------------------
         Item 11. Executive Compensation                                                                 30
----------------------------------------------------------------------------------------------------------------
         Item 12. Security Ownership of Certain Beneficial Owners and Management and Related             37
                  Stockholder Matters
----------------------------------------------------------------------------------------------------------------
         Item 13. Certain Relationships and Related Transactions                                         39
----------------------------------------------------------------------------------------------------------------
         Item 14. Principal Accountant Fees and Services                                                 39
----------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------
PART IV.
----------------------------------------------------------------------------------------------------------------
         Item 15. Exhibits, Financial Statement Schedules                                                40
----------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                                                  41
----------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------
SIGNATURES                                                                                               71
----------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------
EXHIBIT 23.1                                                                                             74
----------------------------------------------------------------------------------------------------------------
EXHIBIT 31.1                                                                                             75
----------------------------------------------------------------------------------------------------------------
EXHIBIT 31.2                                                                                             76
----------------------------------------------------------------------------------------------------------------
EXHIBIT 32.1                                                                                             77
----------------------------------------------------------------------------------------------------------------
EXHIBIT 32.2                                                                                             78
----------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------

                                     PART I

ITEM 1.           BUSINESS

Information Concerning Forward-Looking Statements

         Certain of the statements contained in this report (other than the historical financial data and other statements of historical fact), including, without limitation, statements as to management's expectations and beliefs, are forward-looking statements. Forward-looking statements are made based upon management's good faith expectations and beliefs concerning future developments and their potential effect upon the Company. There can be no assurance that future developments will be in accordance with such expectations or that the effect of future developments on the Company will be those anticipated by management. Forward-looking statements can be identified by the use of words such as "believe," "expect," "plans," "strategy," "prospects," "estimate," "project," "anticipate," "intends" and other words of similar meaning in connection with a discussion of future operating results or financial performance. This Report on Form 10-K includes important information as to risk factors in "Item 1. Business", "Item 1A. Risk Factors", and "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations." Many important factors could cause actual results to differ materially from management's expectations, including:

     o   Weather could impact the price of raw materials the Company purchases.
     o The extent to which the Company can reduce costs according to its cost reduction initiatives.
     o Unpredictable difficulties or delays in the development of new products or the Company's ability to forecast consumer trends.
     o Changes in U.S. economic conditions such as inflation, or interest rate fluctuations.
     o Pricing changes of raw materials, freight, or impacts for competitive pricing.
     o   Inherent risks of food production.
     o   Labor relations.
     o   Integration of acquired businesses.
     o Difficulties in obtaining or retaining the management and other human resource competencies that the Company needs to achieve its business objectives.
     o The impact on the Company from the loss of a significant customer or a few customers.
     o   Changes in the regulatory environment.
     o   Capital spending requirements.
     o Adoption of new accounting pronouncements promulgated by the Financial Accounting Standards Board or other accounting standard setting agencies such as the Public Company Accounting Oversight Board.

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

         The Company currently produces and/or markets premium quality refrigerated gourmet pastas, gnocchi, pasta sauces, prepared entrees, salsas, tamales, dips, hummus, polenta, cheeses, spreadable cheeses, and gourmet sausages, emphasizing superior flavors and innovative products. The Company seeks to build brand recognition and customer loyalty by employing a marketing program that focuses on developing multiple points of sale for the Company's products, and increasing consumer awareness of the Company's offerings primarily through in-store sampling and advertising and cooperative advertising with its customers. The Company markets and sells its products primarily through grocery and club stores with limited distribution to a select few foodservice accounts.

         The Company offers seven core brands in ten key categories over 250 varieties of contemporary gourmet food products that are produced using the Company's proprietary recipes. In 2006, the Company continued to expand its line and distribution of whole wheat pasta. The Company entered the frozen category with its "OneStep Gourmet" product which offers consumers a complete meal in less than 13 minutes. It also introduced several Hispanic products including two flavors of premium tamales.

         On September 5, 2006, the Board of Directors of the Company appointed Eric Eddings as President and Chief Executive Officer of Monterey Gourmet Foods following the resignation of James M. Williams effective September 5, 2006. Mr.

Eddings has been the President of the Natural Foods Division of Monterey Gourmet Foods; previously Mr. Eddings was the Chief Operating Officer and minority shareholder of CIBO Naturals, LLC which he and his associates purchased in June 2002. CIBO Naturals was acquired by Monterey Gourmet Foods in January 2004 and later became part of the Natural Foods Division of Monterey Gourmet Foods. Prior to his employment with CIBO Naturals, Mr. Eddings was the Vice President Wholesale/Plant operations of Tully's Coffee Corporation in Seattle, Washington. Mr. Eddings has also previously worked for Dreyers Grand Ice Cream, Haagen - Dazs Company and Frito Lay, Inc. Mr. Eddings has a Masters of Business Administration degree from the University of Redlands and a Bachelors of Arts degree in Business Administration from California State University at Fullerton.

         On January 12, 2006, Monterey Gourmet Foods, Inc. ("Monterey"), Suekat LLC ("Suekat") and CIBO Naturals, LLC ("CIBO"), amended their previous agreement for the purchase and sale of limited liability company units, as a result of which Monterey acquired the remaining 15.5% of CIBO from Suekat in exchange for 300,000 unregistered shares of Monterey common stock with a market value of $1.2 million. CIBO Naturals LLC ("CIBO"), a leading manufacturer of premium sauces and spreads located in Seattle, Washington, produces a variety of refrigerated gourmet sauces and spreads including fresh pesto sauces, flavored cheeses, bruschetta toppings and tapenade spreads. Their products are sold nationally through club stores, supermarket delis and specialty food stores. The CIBO acquisition continues to meet the Company's strategy for growth in the premium refrigerated foods category. CIBO, through its "CIBO Naturals" brand, sells unique, high quality products and has developed a strong position in its markets which has great growth potential in both expanded distribution and in new products. The brand has been fully integrated into Monterey Gourmet Foods.

         On November 3, 2006, Monterey Gourmet Foods, Inc., Casual Gourmet Foods, Inc. ("Casual"), and the shareholders of Casual ("Shareholders") completed the agreement entered into on September 29, 2006 (the "Amendment") to amend the Purchase Agreement dated January 11, 2005, pursuant to which the Company agreed to acquire all of the outstanding shares of Casual. Prior to entry into the Amendment, the Company owned 70% of the outstanding shares of Casual. The Amendment accelerated the Company's purchase of the remaining 30% of Casual's outstanding shares and established a revised purchase price of $23,000. The Company sells a line of refrigerated gourmet chicken sausages under the Casual Gourmet Foods brand. The Company is also utilizing the Casual Gourmet Foods brand to market other refrigerated and frozen products to its customers.

         On April 7, 2005, the Company purchased 80% of Sonoma Foods, Inc. ("Sonoma") outstanding shares. Sonoma markets a variety of refrigerated branded specialty cheese items, including their flagship products, Sonoma Jack Cheeses in a variety of flavors. Sonoma's products are sold in retail supermarkets, club stores, and specialty food stores across the US with the greatest penetration in the Western US markets. Some of the most popular cheese flavors include Hot Pepper Jack Cheese, Garlic Jack Cheese, Mediterranean Jack Cheese and Pesto Jack Cheese. Sonoma maintains its headquarters in Sonoma, CA.

         The Company's web site, www.montereygourmetfoods.com, supports its brands by providing both consumer and investor information. The site provides insight into the Company's profile, product offerings, and financial strength, as well as consumer tips for those interested in gourmet food and links to its recently acquired brands.

         The success of the Company's sales efforts will depend in large part on four key factors: (1) whether grocery and club store chains will continue to increase the number of their stores offering the Company's products, (2) whether the Company can continue to increase the number of grocery and club store chains offering its products, (3) whether the Company continues to introduce new products that meet consumer acceptance and (4) whether the Company can continue to diversify into other complementary businesses and leverage its strengths to continue to grow revenues and profits at levels attractive to its investors. Grocery and club store chains continually re-evaluate the products carried in their stores, and no assurances can be given that the chains currently offering the Company's products will continue to do so in the future.

         Monterey Gourmet Foods was originally incorporated in California in June 1989 and was reincorporated in Delaware in August 1996. The Company's executive offices and principal facilities are located at 1528 Moffett Street, Salinas, California 93905. The Company's telephone number is (831) 753-6262. Investors and other interested parties can obtain copies of the Company's periodic reports and proxy material from the Company's website free of charge, as well as from the SEC's website at www.sec.gov.


Industry Overview

         The Company believes that the U.S. retail market for refrigerated specialty foods is fragmented and growing with a number of national, regional and local competitors. The Company believes that it can be successful in this market by offering high quality, upscale products with superior flavor profiles. The Company also believes that it can leverage its existing presence in club stores and retail grocery chain stores to gain distribution of its other gourmet food products.

         The organic food business has been growing at a double-digit rate since the 1960s and has reached over $13 billion in retail sales, according to Organic Trade Associations 2006 Manufacturing Survey. New Federal standards, under the auspices of the United States Department of Agriculture ("USDA"), were adopted for the industry in October 2002. The purpose of the new standards was to provide a framework for organic content of product with the use of the USDA seal for those products meeting the "organic" definition (95% organic content), and set standards for product quality and food safety so as to improve the overall strength of the organic foods industry and protect the consumer. Emerald Valley Kitchen and other credible producers who meet the standards to be labeled "USDA organic" are in an excellent position to participate in the future growth of the industry. Currently all Emerald Valley products qualify for the USDA designation. The Company's future organic offerings will be produced and formulated with the objective of qualifying for the USDA designation.

         The California Milk Advisory Board stated that Americans consumed 9.3 billion pounds of cheese in 2005. Cheese consumption has increased from 11.1 pounds per person in 1987 to 31.4 pounds in 2005. The specialty cheese category in which the Company competes has grown from 420 million pounds consumed in 1994 to 930 million pounds in 2005. Specialty cheeses represent almost 10% of all cheese consumed in the United States. The Company believes this is a growing category and that Sonoma Cheese is well positioned to grow with this category and also expand market share.

         Starting in 2005, consumers have increased consumption of refrigerated pasta products following two years of decline due to in-part to low-carbohydrate diets. The refrigerated pasta category continued to grow in 2006 because of the gourmet quality of these products and their quick preparation. Monterey Gourmet Foods believes its products are well positioned to take advantage of the growing trend to more gourmet food products.

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


Strategy

         Monterey Gourmet Foods' overall objective is to become a leading national marketer of refrigerated gourmet food products through distribution of its products to grocery and club stores and through key acquisitions. The principal elements of the Company's strategy include the following:

o Expand the Company's market share through same-store revenue growth, addition of new grocery and club stores, geographic and product line diversification, including creation of additional meal solutions using Monterey Gourmet Foods products.

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


Products

         The Company produces and markets a variety of gourmet refrigerated pastas; including borsellini, ravioli, tortelloni, tortellini; pasta sauces; salsas; dips; hummus; Sonoma Jack cheeses, chicken sausages, and polenta under the Monterey Gourmet Foods, Monterey Pasta, Arthur's, CIBO Naturals, Emerald Valley Kitchen, Isabella's Kitchen, Sonoma Cheese, and Casual Gourmet brands, as well as private labels. The Emerald Valley Kitchen brand was acquired as part of the Emerald Valley acquisition in August 2002. The CIBO Naturals brand was acquired as part of the CIBO Naturals LLC acquisition in 2004. The Sonoma Cheese brand was acquired as part of the Sonoma Foods acquisition in 2005. The Casual Gourmet brand was acquired as part of the Casual Gourmet Foods acquisition in 2005. For further information, see "Liquidity, Capital Resources, and Business Acquisitions".

The Company is committed to diversifying its offerings with innovative new product line extensions, complementary products, and other gourmet food products. The Company's product development chefs and product development consultants focus on creating new products that innovatively blend complementary tastes, food textures and ingredients while strictly adhering to the Company's emphasis on freshness, healthfulness and quality. The Company will spend its product development resources to meet market and customer demands, utilize current production expertise, and to fill the capacity of the Company's plants. The Company has increased it spending on product development as the Company increases its focus on product quality and product innovation. As new products are introduced, selected items will be discontinued to help ensure that the product line is focused on consumer demand, to maximize the Company's return on its shelf space in grocery and club stores, and to respond to changing trends and consumer preferences.

         The Company's refrigerated products are packaged predominantly in clear lightweight containers, which reveal the fresh appearance of its products. Monterey Gourmet Foods presents its products with a colorful logo, distinctive graphics, ingredient information and cooking instructions to communicate the gourmet, fresh and healthful qualities of its products. All of the Company's products feature innovative packaging graphics to maximize shelf impact and generate increased consumer interest in the products, with increased emphasis on quickly informing the consumer about the products. The Company will continue to emphasize packaging and presentation to maximize appeal on the shelf.

         The goal of the Company is to introduce new products on a timely and regular basis, to increase customer interest and to respond to changing consumer tastes. There can be no assurance that the Company's efforts to achieve such goals will result in successful new products or that new products can be developed and introduced on a timely and regular basis. If the Company's new products are not successful, the Company's grocery and club store sales may be adversely affected as customers seek new products.


Production

         The Company currently produces pasta, pasta sauce and tamales in a 43,700 square foot Monterey County, California facility. The Company also leases 87,100 square feet of space three miles from the main production facility. Within this 87,100 square foot facility, the Company has its refrigerated distribution center and ambient storage. In addition, the Company produces organic salsas, dips, and hummus at its 19,000 square foot organically certified facility in Eugene, Oregon, which was integrated into the business as part of the Emerald Valley acquisition. CIBO Naturals LLC operates out of three different facilities comprising of a total of 47,500 square feet in Seattle, WA. The California facilities are strategically located in one of the largest produce-growing regions in the United States and are near several major vendors and food distributors. The California facility is certified by the USDA and utilizes state of the art thermal processing, chilling and packaging processes.

         Refrigerated pasta is manufactured at the California facilities using high quality ingredients such as Extra Fancy Durham Wheat Flour, whole eggs, fresh and dry herbs and spices, Individually Quick Frozen ("IQF") vegetables, chicken and other proteins, various fresh cheeses, and milk products. The ingredients are mixed in accordance with the Company's proprietary recipes. After filling with fresh and unusual ingredients such as snow crab, spinach, feta cheese, lobster, chicken, and other types of specialty cheeses, the pasta products receive a prescribed thermal process, or pasteurization to insure product safety and to preserve flavor, quality and shelf life. The products are then chilled immediately and packaged in controlled atmosphere trays. Pasta sauces, salsas, dips, and spreadable cheeses are mixed and processed in individual batches in accordance with the Company's proprietary processes and recipes and then directly packed and sealed in plastic containers. The new "quick preparation" baked entrees are baked in new rotary tray ovens. After preparation, processing, chilling and packaging, all pasta, baked entrees, and sauces are kept in cold storage to preserve quality and shelf life. Cheeses and sausages are produced and packaged by outside companies under agreements to protect recipes and provide the quality that the Company requires.

         The Company's salsas, hummus, dips, and sauces are designed, processed and monitored under strict quality assurance plans in order to insure that the finished products deliver on customer expectations for these products.

         The Company regularly reviews a variety of potential capital projects for the production department and in the past three years has spent approximately $4.9 million on capital improvements. These included significant upgrades and improvements to the pasta production lines, two packaging lines, capacity for chunky ravioli, clean rooms, increased sauce capacity and efficiency, and boiler and utility upgrades to accommodate capacity increases. Capital resources were used to improve borsellini pasta production capability, increase tamale production capacity, and combine the two Salinas production facilities. In 2006, the Company increased capacity on its tamale production line, consolidated the two manufacturing plants in Salinas, added new pasta packaging equipment, added new cup filling equipment in Eugene, OR and Seattle, WA, and increased capacity in the Seattle facility to manufacture cooked/chilled sauces. Future additions of assets will be evaluated for increased efficiency, flexibility and capacity needs.

Raw Materials

         The Company purchases its raw materials from vendors throughout the United States and the world, although the majority of its raw materials come from domestic sources. All raw material purchases are transacted in U.S. dollars. Vendor selection is based on ability to meet specifications and pricing. Because the ingredients are agricultural products, the Company uses a combination of contracts which are for one year or less in duration, as well as open market purchases to minimize the pricing risks and uncertainty of supply.

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

Distribution

         The Company's success depends upon an effective system of distribution for its products. The Company delivers products directly to warehouses for several Northern California chains. Sonoma Cheese delivers certain cheese products to local wineries on Company trucks and these deliveries arrive the same day they leave our warehouse. The Company distributes its products to other customers and other parts of the country using common carriers. While common carrier method of delivery has been reliable, there can be no assurance that the Company's delivery system will not be disrupted for reasons including, but not limited to, adverse weather, natural disasters, increasing fuel oil, or labor disputes in the trucking industry. During 2004, 2005, and 2006 fuel costs increased compared to previous years, which impacted the Company's operating margins.

Grocery Chain and Club Store Sales

         Monterey Gourmet Foods sells its products to supermarket chains and club stores. The Company has two customers that represent more than ten percent of net revenues. Combined these two customers represent over 60% of the Company's revenues for the past three years. Net revenues are detailed as follows:

                                                     Years Ended
                                     ------------------------------------------
                                         2006            2005             2004
                                     ------------------------------------------

         Costco                           48%             45%              36%

         Sam's Club Stores                17%             17%              24%

         All other customers              35%             38%              40%
                                     ------------------------------------------

            Total                        100%            100%             100%
                                     ==========================================

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

         The Company currently supplies its products to Sam's Club stores where the purchasing decisions are made at the company headquarters with input from the store level. During the 4th quarter of 2004 Sam's Club implemented an item reduction program which reduced the number of items that the Company sells to Sam's Club and correspondingly has reduced the amount of shelf space for the Company's products. During 2005, the Company spent significant resources increasing sales to Sam's Club. While the Company is in the ninth year of its relationship with Sam's Club, there can be no assurance that Sam's Club stores will continue to carry its products. The loss of either Costco or Sam's Club as customers could materially and adversely affect the Company's business operations.

         During 2006, 2005 and 2004 net revenues to foreign customers represented 1.4%, 2.2% and 3.4% of total net revenues, with Canada and Mexico accounting for over 90% of those sales, and the remainder going to Asia Pacific.

Marketing

         The Company's marketing strategy is to create and sell innovative premium quality products in the categories in which it competes, to communicate to consumers that Monterey Gourmet Foods provides a gourmet-quality nutritious line of products and to promote repeat business by reinforcing positive experiences with the Company's products. The Company's approach includes the introduction of new products on a timely basis to increase customer interest and to respond to changing consumer tastes. Additionally, the Company will continue to expand its sales into those geographic regions that will best support the purchase of the Company's upscale premium grade products.

Competition

         The Company's business is subject to significant competition. The refrigerated food industry is highly competitive and is dominated by large multinational companies including among others Nestle and Kraft. There are also a number of regional competitors especially in the sauce and cheese product lines. Multinational competitors have significantly more brand name recognition, marketing personnel, and cash resources than the Company. Moreover, competition for shelf space in club and grocery stores is intense and poses great difficulty for smaller food companies.

         The Company has developed several products which the Company is using to increase market share in the refrigerated sector, including whole wheat pasta, tamales, spreadable cheeses, flavored jack cheese, gourmet sausages and quick preparation gourmet entrees. Management will continue to try to produce distinctive products, which fill specific consumer needs.

         Competitive factors in the refrigerated food market include brand awareness, product quality and taste, perceived healthfulness, price and availability of grocery and club store shelf space. The Company's prices are higher than most of its competitors' prices on most items due to higher quality ingredients and the overall premium quality of its product line. The Company believes the excellent quality, taste and perceived healthfulness of its products are superior to that of most of its competitors. The Company also believes that the quality of its products and the variety of its product lines provide a competitive advantage over many companies which market more traditional products.

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

Seasonality of Revenues

         During 2006, 24% of the Company's revenues were generated in the first quarter, 25% were generated in the second quarter, 23% in the third quarter and 28% in the fourth quarter. The seasonality of the Company's revenues continues to change as different product lines have different seasonality profiles. In the fourth quarter of 2006, the Company had increased revenues of tamales, dips, and cheese trays which sell well during the holiday season when consumers entertain. Pasta items sell less during the summer and more during winter months. Conversely, chicken sausages have higher revenues during the summer months.


Employees

         As of December 31, 2006, the Company employed a total of 299 persons at all locations, including 57 administrative personnel, 13 sales personnel, 4 drivers, and 225 distribution and production personnel. None of the Company's employees are represented by a labor union and the Company believes its relations with its employees are good.

Trademarks and Service Marks

         The Company or its subsidiaries has registered the "Monterey Pasta Company", "CIBO Naturals", "Sonoma", "Sonoma Jack", "Casual Gourmet", "Borsellini", and "Homestyle Fresh Soups" names and, in the case of Monterey Pasta Company, corresponding logo design with the United States Patent and Trademark Office. The Company is currently in the process of registering "One Step gourmet", "Isabella's Kitchen", "Emerald Valley Kitchen" and "Chef's Finest". There can be no assurance that competitors will not adopt similar names or logo designs outside the protection of the Company's trademark registration. In March of 1999, the Company acquired the right to use the "Arthur's" label with its acquisition of the Frescala Foods, Inc. business. In December 2000, it acquired the right to use the "Nate's" label through its acquisition of the Nate's polenta business. Also the Company acquired the rights to the unregistered trademarks, "La Frescala" as part of acquisitions of businesses.


ITEM 1A           RISK FACTORS

         Any of the following factors could materially adversely affect the Company's future operating results. Certain characteristics and dynamics of the Company's business and financial markets generally create risks to the Company's long-term success and to predictable quarterly results. Other factors are included in "Management's Discussion and Analysis of Financial Condition and Results of Operations." These risks include:

o Lack of Recent Profitability. The Company reported losses for the years 2005 and 2006 and at December 31, 2006, the Company had an accumulated deficit of $9,550,000. There can be no assurance that the Company will generate profits in the short or long term.

o Liquidity; Access to Capital. Management believes that the Company's current cash balances, and future operating projections will provide adequate liquidity to meet the Company's planned capital and operating requirements for normal operations and capital expenditures through the 2007 calendar year. See Note 7 to the consolidated financial statements (Item 15) for a description of the credit facility. The Company generated $7.0 million in cash from operating activities during 2006 and raised $11.6 million through a private equity transaction. There can be no assurance that the Company will continue to generate cash in the future. If the Company's operations do not provide cash sufficient to fund its operations and capital requirements; the Company may be required to seek outside financing and there can be no assurance that the Company will be able to obtain such financing when needed, on acceptable terms, or at all. In addition, any future equity financing or convertible debt financing could cause the Company's stockholders to incur dilution in net tangible book value per share of the Company's Common Stock.

o Acquisitions; Potential Impairment of Intangible Assets. The Company has acquired four companies since 2003. The Company as part of its assessment of its intangible assets impaired its intangible investment in Casual Gourmet Foods in the third quarter of 2006 by $3.1 million. There are no guarantees that additional investments may need to be written down in the future. The Company has recorded net intangible assets of $7.1 million and goodwill of $13.2 million as part of the acquisitions. Some of these intangible assets are amortized over a certain amount of time. If these assets become impaired, the assets will be expensed in the periods they become impaired which will impact profitability.

o Hiring and Retention of Key Personnel. The success of the Company depends on its ability to retain key executives, and to motivate and retain other key employees and officers. Former CEO James Williams joined the Company in October 2002 and resigned his position in September 2006. Mr. Eric Eddings was named the Company's new CEO effective September 5, 2006. Scott Wheeler, the Company's CFO joined the Company in April 2003. Part of the Company's acquisition strategy is to maintain the current management of each acquired company and motivate them appropriately to help garner synergies and grow their respective brands. The Company's CEO and the management of Casual Gourmet and Sonoma Foods have employment contracts to help ensure the Company's future growth. There can be no assurance that key management will remain stable; significant management turnover could disrupt the Company's operations with consequent adverse effect on the business.

o Material Weakness in Internal Controls. The Company's management evaluated the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act as of December 31, 2005. In its form 10-K for 2005, the Company reported a material weakness in internal control and stated that its controls and procedures were not fully effective. During 2006, the Company took steps to improve its internal controls and procedures and management has concluded that as of December 31, 2006, these improvements were effective to eliminate the material weakness. (See Item 9A, which is incorporated here by reference.) If the weaknesses return or other weaknesses are identified, financial statement accuracy may be at risk.

o Impact of Inflation. Freight rate increases related to fuel surcharges have impacted the Company's financial performance as it ships and sources raw ingredients from across the country. Medical benefits continued to increase at rates higher than the consumer price index. Increases in labor, employee benefits, freight, ingredients and packaging, rents and other operating expenses have adversely affected the Company's profitability and may continue to impact the Company in future periods. The Company cannot predict whether such increases will occur in the future or their magnitude if they do occur. Also, the Company cannot predict if it can pass these higher costs along to its customers.

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

o Dependence on Major Customers. During 2006, two of the Company's customers, Costco and Wal-Mart (including its subsidiary, Sam's Club), accounted for 48% and 17%, respectively, of the Company's total revenues. The Company currently sells its products to eight separate US Costco regions and its international regions which currently make purchasing decisions independently of one another. These regions re-evaluate, on a regular basis, the products carried in their stores. There can be no assurance that these Costco regions will continue to offer the Company's products in the future or continue to allocate Monterey Pasta the same amount of shelf space. There can be no assurance that Sam's Club will continue to carry the Company's products. Loss of either of these customers, Costco or Sam's Club, or a significant reduction in sales to either, would have a material adverse effect on the Company. Additionally, liberalized pricing or allowance terms would create downward pressure on gross margins.

o Diversification of Product Line. Over the last four years, the Company has acquired four new subsidiaries. A major reason for the acquisitions is the diversification of the Company's gourmet food product line. Each acquisition brings new product lines, management talents and skills, and customers. There can be no assurance that the acquisition strategy will be profitable in the near or long term.

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

o California Energy Supply and Pricing. Because the majority of the Company's operations are in California, its operating costs are affected by regional increases in electricity and natural gas prices. As a result, the Company's operating results have been affected by the increased cost of energy and in addition, natural disasters can impact the availability and pricing of energy.

o Capacity. The plant in Salinas, California is currently operating below planned capacity for certain products, which increases unit costs of production at the plant. If sales of products produced at this plant do not increase or additional costs cannot be reduced, these products will remain unprofitable which will impact future earnings of the Company. Conversely, the plant in Seattle, WA and Eugene, OR are seeing increased costs in order to keep up with the demand for their products. The Company is not benefiting from additional volume as production costs are growing faster than the growth in sales.

o Volatility of Stock Price. The market price of the Company's common stock has fluctuated substantially since the initial public offering of the Company's common stock in 1993. Such volatility may, in part, be attributable to the Company's operating results or to changes in the direction of the Company's expansion efforts. In addition, changes in general conditions in the economy, the financial markets or the food industry, natural disasters or other developments affecting the Company or its competitors could cause the market price of the Company's common stock to fluctuate substantially. In addition, in recent years, the stock market has experienced extreme price and volume fluctuations. This volatility has had a significant effect on the market prices of securities issued by many companies, including the Company, for reasons sometimes unrelated to the operating performance of these companies. Moreover, any announced shortfall in the Company's net sales or earnings from levels expected by securities analysts or the market could have an immediate and significant adverse effect on the trading price of the Company's common stock in any given period. Additionally, the Company may not learn of such shortfalls until late in any fiscal quarter, shortly before operating results are due to be announced. The announcement, together or in succession, of such a shortfall and of lower than expected quarterly operating results, could result in an even more immediate and significant adverse impact on the trading price of the Company's common stock upon announcement of the shortfall or quarterly operating results.

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

o Sarbanes Oxley Act: The Company is also subject to the rules and regulations of the Securities and Exchange Commission and recently passed laws regarding publicly traded companies including the Sarbanes Oxley Act of 2002. The Company is not an accelerated filer and therefore is not yet required to comply with Section 404 of this Act which requires publication of an annual report by management, attested by the Company's registered public accounting firm assessing the effectiveness of the Company's internal controls and procedures for financial reporting. The Company spent $82,000 on consultants' fees plus a significant amount of internal resources documenting its internal controls in its efforts to become compliant with Sarbanes-Oxley Section 404. The Company believes that it will need to spend additional significant resources to become compliant with this Act.

o Deductible Worker's Compensation Program. The Company's California and Oregon locations entered into a partially self-insured worker's compensation program for fiscal year 2003 and have continued the program into 2007. This program features a fixed annual payment, with a deductible on a per occurrence basis. The annual expense consists of a base fee paid to an insurance company to administer the program, direct cash expenses to pay for injuries, an estimate for potential injuries that may have occurred but have not been reported, an estimate by the insurance company of costs to close out each injury, and an estimate for injury development. The Company has been on this partially self-insured program for four years and has limited history of claim resolution available to support the Company's specific actuarial projections. Therefore the Company is using published industry actuarial data from an insurance carrier and reviewing each claim individually to determine the amount of reserves that should be established. Management believes that its current safety program and its good safety record will provide the foundation to enable the Company to realize the premium savings partially self-insured programs are designed to achieve; however, estimated reserves may vary from future cash outlays.

o Fluctuations in revenues due to natural disasters or other causes. The Company may experience sales fluctuations for many reasons, including variations in the mix of products sold, competitive factors, price changes, supply changes, weather-related disruptions, and other natural disasters. The Company's main operating facility is located where earthquakes are common and the Company lacks a viable plan to continue producing if a major natural disaster were to damage its operating plant. Sales may also fluctuate because of delays in introducing new products or customer delays in issuing purchase orders for new or current products.


ITEM 1B.          UNRESOLVED STAFF COMMENTS

                  Inapplicable


ITEM 2.           PROPERTIES

         The Company leases approximately 130,800 square feet in Salinas, California, comprised of 43,700 square feet at its headquarters facility and 87,100 square feet at its distribution facility three miles from its headquarters. The headquarters facility is dedicated to manufacturing operations, offices and its test kitchen. The distribution complex is comprised of refrigerated and ambient storage. The current Monterey County production facility/headquarters lease was renewed until October 2014 and the distribution facility's lease was renewed until May 2012.

         In 2004, the Company purchased CIBO Naturals LLC which operates out of three separate leased facilities comprising 47,540 square feet in Seattle, WA part of which expires in May 2008. The facilities represent 20,300 square feet of manufacturing space, 4,900 office space and 22,340 of warehousing space.

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

         Management feels that its facilities are adequate to support sales growth for at least 24 months.


ITEM 3.           LEGAL PROCEEDINGS

         There are no material legal proceedings pending to which the Company or any of its subsidiaries is a party or to which any of its property is subject.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to vote of the security holders during the fourth quarter of 2006.


                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

         The Company's Common Stock is traded on the NASDAQ Global Market under the symbol "PSTA." The following table sets forth for the periods indicated the high and low sales prices of shares of the Common Stock on the NASDAQ Global Market.

             Calendar year 2005:                         High             Low
                                                         ----             ---

                        First quarter                   $3.93            $3.13

                        Second quarter                   3.38             2.87

                        Third quarter                    4.37             3.13

                        Fourth quarter                   4.80             3.84

             Calendar year 2006:                         High             Low
                                                         ----             ---

                        First quarter                    4.40             3.76

                        Second quarter                   7.14             4.31

                        Third quarter                    5.60             3.68

                        Fourth quarter                   4.38             3.69

         As of February 1, 2007, there were 193 stockholders of record of the Common Stock and approximately 3,600 investors with shares in street name.

Dividend Policy

         The Company has not paid any cash dividends to Common stockholders since 1997. The Company's line of credit currently prohibits the payment of dividends. In addition, the Company intends to retain future earnings in its business and does not anticipate paying cash dividends on the outstanding Common stock in the near future.

Equity Compensation Plan

         The information regarding stock plans approved by Shareholders and not approved by Shareholders required by this Item is incorporated by reference from Notes 9 to the consolidated financial statements (Item 15) included in this document.

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

         The primary purpose of the accelerated vesting was to eliminate future compensation expense the Company would otherwise recognize in its statement of operations with respect to these accelerated options upon the adoption of SFAS 123R ("Share-Based Payment"). The acceleration of the vesting of these options did not impact the Company's financial statements in 2005.

         The Company has also changed the vesting period of all stock options issued after November 1, 2005 from a two year vesting period to a three year vesting period. In addition, the Company has reduced the size of the pool of employees eligible to receive stock options in order to reduce the overall Company's stock-based compensation expense.

Comparison of Stockholder Return

         Set forth below is a line graph comparing the annual percentage change in the cumulative total return on the Company's Common Stock with the cumulative total return of the NASDAQ Global Market Index (U.S. Companies) and peer issuers for the period commencing on December 31, 2001 (1) and ending on December 31, 2006.

Comparison of Cumulative Total Return from December 31, 2001 through December 31, 2006:

         Monterey Gourmet Foods, NASDAQ Global Index (U.S. Companies) and Peer Issuers

                               [GRAPHIC OMITTED]




                              Dec. 31,   Dec. 31,   Dec. 26,   Dec. 23,   Dec. 30,   Dec. 30,
                              --------   --------   --------   --------   --------   --------
                                2001       2002       2003       2004       2005       2006
                                ----       ----       ----       ----       ----       ----
Monterey Gourmet Foods            100.0       50.3       46.9       43.2       54.0       58.7
NASDAQ Stock Market (U.S.)        100.0       69.1      101.9      111.7      114.9      126.2
Peer Issuers                      100.0       80.0       90.3       83.4      100.5      118.5


ITEM 6.           SELECTED FINANCIAL DATA

         The following table sets forth consolidated financial data for the Company. These data should be read in conjunction with the Consolidated Financial Statements and related Notes included in Item 15.

                                                                                          Years Ended
                                                       ---------------------------------------------------------------------------
                                                            2006                  2005          2004          2003          2002
                                                       ---------------------------------------------------------------------------
                                                                    (dollar amounts in thousands except per share data)
Consolidated Statements of Operations Data:
Net revenues                                           $    94,297           $    85,248   $    62,491   $    60,490   $    61,679
Gross profit                                                27,439  (b)           23,232        16,468        18,569        22,262
SG&A                                                        26,754  (b)           23,590        18,224        17,161        15,654
Operating income (loss)                                     (2,462)   (a) (b)       (358)       (1,761)        1,408         6,540
Net income (loss)                                           (3,112)   (a) (b)       (537)       (1,344)        1,035         9,491

Basic net income per common share                           ($0.19) (b)           ($0.04)       ($0.09)        $0.07         $0.68
Diluted income per common share                             ($0.19) (b)           ($0.04)       ($0.09)        $0.07         $0.65

Weighted average basic shares outstanding               16,100,250            14,450,251    14,343,386    14,206,627    14,039,902
Weighted average diluted shares outstanding             16,100,250            14,450,251    14,343,386    14,414,931    14,664,762


                                                                                          Years Ended
                                                       ---------------------------------------------------------------------------
                                                            2006                  2005          2004          2003          2002
                                                       ---------------------------------------------------------------------------
                                                                                (dollar amounts in thousands)

Consolidated Statements of Income Data as Percent of Net Revenues
Net revenues                                                 100.0%                100.0%        100.0%        100.0%        100.0%
Gross profit                                                  29.1%                 27.3%         26.4%         30.7%         36.1%
SG&A                                                          28.4%                 27.7%         29.2%         28.4%         25.4%
Operating income (loss)                                       (2.6)%                (0.4)%        (2.8)%         2.3%         10.6%
Net income (loss)                                             (3.3)%                (0.6)%        (2.2)%         1.7%         15.4%

Consolidated Balance Sheet Data:
Working capital                                             $11,496                $5,019        $7,753       $16,704       $16,880
Total assets                                                $62,468               $62,205       $46,873       $44,204       $43,799
Total debt and capital lease obligations                     $1,147               $13,654        $2,459            $3           $17
Stockholders' equity                                        $50,263  (b)          $39,110       $39,216       $40,035       $38,941

     (a) Includes a loss on impairment of Casual Gourmet intangible assets of $3,160.
     (b) For the year ended December 31, 2006, includes stock-based compensation expense related to the adoption of SFAS No. 123(R).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the financial statements and related notes and other information included in this report. The financial results reported herein do not indicate the financial results that may be achieved by the Company in any future period.

Background

         Monterey Gourmet Foods was incorporated in June 1989 as a producer and wholesaler of refrigerated gourmet pasta and sauces to restaurants and grocery stores in the Monterey, CA area. The Company has since expanded its operations to provide a variety of gourmet refrigerated food products to grocery and club stores throughout the United States, selected regions in Canada, the Caribbean, Latin America and Asia Pacific. The Company's overall strategic plan is to enhance the value of the Monterey Gourmet Foods brands by distributing its gourmet products through multiple channels of distribution.

         The Company's product distribution to grocery and club stores increased from approximately 25 stores as of December 1989, to over 10,200 stores by December 31, 2006. During recent years the Company added retail and club distribution through internal growth and through the Frescala Foods, Nate's, Isabella's Kitchen, Emerald Valley Kitchen, CIBO, Sonoma Cheese, and Casual Gourmet acquisitions. In 2004, the Company's shareholders approved the change of the name of the Company to Monterey Gourmet Foods, Inc. The name change was made to define the Company's strategic direction more accurately. The name change also announces to the investor community, our customers and consumers, our strategic direction to become a complete supplier of gourmet refrigerated foods.

         In 2004 the Company began a diversification strategy to expand its product line beyond refrigerated pasta and pasta sauce. The diversification strategy was a combination of both internal product development and external acquisitions. In January 2004, the Company acquired CIBO Naturals, a maker of sauces, dips and spreads.

         In 2005 the Company launched new products such as Chicken Penne Gratin, Chicken and Mozzarella Ravioli, and Pork and Chicken Tamales. Additionally the Company was able to increase distribution by introducing whole wheat pastas which are high in dietary fiber, have a favorable glycemic index, and are made from whole grains. In 2005 the Company acquired two additional Companies. The Company markets under the Casual Gourmet brand (acquired January 11, 2005) flavorful low-fat, low-calorie chicken sausages, chicken burgers and soups, and under the Sonoma Cheese brand (acquired April 7 2005) an outstanding line of refrigerated specialty cheese products that features its flagship line of Sonoma Jack Cheeses. Sonoma Cheese has earned numerous awards over the years for its traditional and flavored jack cheeses. Monterey Gourmet Foods believes that the convenient gourmet food segment is growing rapidly as time-starved consumers seek high quality quick-meal solutions and the Company, with its staff of senior chefs and its flexible manufacturing facilities, is well positioned to bring new products to these consumers.

         In 2006, the Company focused on expanding distribution of its current products, consolidating production facilities in Salinas, improving the quality of its current products, hiring experts in product development and creativity to better utilize the Company's production equipment, improving the synergies between the different brands, and reorganizing the Company into one operating unit with one centralized sales force and one marketing department. Also during 2006, the Board of Directors of the Company appointed Eric Eddings as President and Chief Executive Officer of Monterey Gourmet Foods following the resignation of James M. Williams effective September 5, 2006.

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

         Due to the lost business during the third quarter of 2006, the Company tested for the potential impairment of goodwill as the loss of business was considered a triggering event under SFAS 142 and SFAS 144 as well for amortized intangibles. As a result of the impairment test, the Company recorded a pre-tax, non-cash charge of $3.2 million in the third quarter of 2006 related to the impairment of intangible assets associated with the Casual Gourmet Foods acquisition on January 11, 2005.

         The success of the Company's efforts to increase revenue will depend on several key factors: (1) whether grocery and club store chains will continue to increase the number of their stores offering the Company's products, (2) whether the Company can continue to increase the number of grocery and club store chains offering its products, (3) whether the Company can continue to introduce new products that meet consumer acceptance, (4) whether the Company, by diversifying into other complementary businesses through new product offerings or acquisitions can leverage its strengths and continue to grow revenues at levels attractive to its investors, (5) whether the newly acquired acquisitions perform as planned when purchased, and (6) whether the Company can maintain and increase the number of items it is selling to its two largest customers. Grocery and club store chains continually re-evaluate the products carried in their stores, and no assurances can be given that the chains currently offering the Company's product will continue to do so in the future.

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

Operations for 2006, 2005 and 2004

         Net revenues were as follows (in `000s):

                                                                                      Years Ended
                                                                     ---------------------------------------------
                                                                           2006            2005            2004
                                                                     ---------------------------------------------
         Net Revenues                                                    $ 94,297        $ 85,248        $ 62,491

         Percent change in net revenues from prior year                        11%             36%              3%

         The 2006 increase in sales of $9,049,000 over 2005 is due to the increased volume at our all natural brands of CIBO Naturals and Emerald Valley Organics which increased 32% or $6.7 million over 2005, the introduction of fresh tamales which sold heavily in the fourth quarter of 2006, and increases from the core pasta business. Additionally, Sonoma Foods recorded twelve months of sales in 2006 compared to only nine months in 2005, an increase of $2.8 million, because Sonoma Foods was acquired in April 2005. The Casual Gourmet product lines recorded a revenue decline of $3.1 million when comparing the twelve months ended December 31, 2006 with the twelve months ended December 31, 2005.

         During 2006, 2005 and 2004 the Company reduced net revenues by $363,000, $351,000 and $226,000 respectively for costs associated with placement of product in new stores in various locations.

         The 2005 increase compared to 2004 was due to the additional volume generated from the acquisitions of CIBO, Emerald Valley, Casual Gourmet Foods, and Sonoma Foods some of which had sales in the previous year. Excluding sales generated from these four acquisitions, net sales increased 5%. Again excluding sales generated from these four acquisitions, sales to Costco increased 33% compared to 2004; however, sales to Sam's Club declined 24% in 2005 compared to 2004. The Company's Monterey Pasta brand retail business, excluding the sales to the club stores, which has been a focus for the Company, was up 15% when compared to the previous year and was up 46% in the second half of 2005 when compared to the second half of 2004. The success of the Company's new whole wheat pastas helped fuel this growth. The change in net revenues was mostly a result of changes in volume sold and only a small portion is a result of price changes for the Company's products.

         In addition, Casual Gourmet, the specialty poultry sausage and soup marketer experienced several setbacks of product distribution and sales with its two largest customers during the fourth quarter of 2005. In both cases, losses were related to the customer's change in merchandising strategy and increased competition within the poultry sausage category. Casual Gourmet management responded quickly with innovative new products, including products in the much larger pork sausage category. Casual regained several product placements with key club customers during the first quarter of 2006, however these items were subsequently discontinued in the third quarter of 2006.

         The Company has embarked upon a diversification strategy which included the acquisition of Emerald Valley Kitchen in 2002, CIBO Naturals, LLC in 2004, and Casual Gourmet Foods and Sonoma Foods in 2005. The table below shows the percent of net revenues these four acquisitions have represented:


                                                                                  Years Ended
                                                                 ---------------------------------------------
                                                                      2006            2005            2004
                                                                 ---------------------------------------------
         Percent of net revenues from recent acquisitions             45.1%           41.4%           18.2%

         All other net revenues                                       54.9%           58.6%           81.8%
                                                                 ---------------------------------------------
             Total                                                   100.0%          100.0%          100.0%
                                                                 =============================================

         Gross profit and gross margin were as follows:

                                                                                  Years Ended
                                                                 ---------------------------------------------
                                                                      2006            2005            2004
                                                                 ---------------------------------------------
         Gross profit                                              $ 27,439        $ 23,232        $ 16,468

         Gross margin percent                                         29.1%           27.3%           26.4%

         The gross profit dollars for 2006 increased $4,207,000 compared to 2005 due to increased sales volume. The improvement in gross margin percent for 2006 compared to the 2005 is a function of cost savings obtained by running more efficiently and an improvement in product mix. However, in the fourth quarter of 2006, the Company experienced high labor costs associated with overtime related to cyclical demand in tamales and certain sauces (see Seasonality of Revenues, Item 1, page 9). Also in 2006, the Company experienced certain write-off costs associated with a failed frozen ravioli appetizer product. In addition, the Company announced on September 29, 2006 a reduction in its salaried work force. Part of the severances paid reduced the Company's gross margin. In 2006, the Company consolidated its two Salinas, CA plants which the Company believes will improve margins. The impact of future change on the Company's gross profit is difficult to quantify because of its sensitivity to volume through the plant.

         The 2005 gross margin improvement of $6,764,000 compared with 2004 was a function of higher sales, higher production volume through the Company's currently operating plants, reduced fixed costs, and reduced labor costs. Gross margin percent improvement compared to prior year was a function of cost savings from higher plant volume, lower fixed costs, and also an improvement in product mix especially from recent acquisitions, offset by higher utility and rent costs. Management has continued to reorganize and reduce its workforce in Salinas, where the number of employees has been reduced by approximately 30% since 2004.

         The Company charged $629,000, $499,000 and $550,000 to cost of sales for 2006, 2005, and 2004 respectively, for obsolete packaging and raw material inventory.

         Selling, General and Administrative expenses ("SG&A") were as follows:

                                                                            Years Ended
                                                           ---------------------------------------------
                                                                2006            2005            2004
                                                           ---------------------------------------------
         SG&A Expense                                        $ 26,754        $ 23,590        $ 18,224

         SG&A Expense as a percent of net revenues              28.4%           27.7%           29.2%

         The 2006 SG&A increase of $3,164,000 compared to 2005 is related to increased freight costs due to higher fuel costs of $1,403,000 or 1.5% of net revenues, non-cash expenses related to the expensing of stock options of $454,000 or 0.5% of net revenues, accrued severance and other costs associated with the workforce reduction that occurred during the month of September of $647,000 or 0.7% of net revenues, and increased costs of $227,000 or 0.2% of net revenues associated with being a public company in the form of higher audit and compliance fees.

         SG&A as a percent of net revenues decreased by 1.5% for 2005 compared to 2004. This decrease was due to higher revenues in 2005 compared to 2004 which spread the fixed portion of SG&A over more revenue. The Company also spent $82,000 on consultants' fees plus a significant amount of internal resources documenting its internal controls in its efforts to become compliant with Sarbanes-Oxley Section 404. Also the Company saw its audit and audit related fees increase in 2005 compared to the same period in 2004. Amortization associated with the 2005 acquisitions increased 89% when comparing 2005 to 2004.

         Demonstration costs paid to outside vendors were 6.1%, 6.8% and 8.1% of net revenues for the years, 2006, 2005, and 2004, respectively.

         Depreciation and amortization expense, included in cost of sales and SG&A, decreased to $2,926,000 or 3.1% of net revenues in 2006 compared to $3,033,000 or 3.6% of net revenues in 2005 and $2,510,000 or 4.0% of net revenues in 2004. The decrease from 2005 to 2006 is related to the impairment of intangible assets of Casual Gourmet Foods and some fixed assets becoming fully depreciated during the year. The increase in 2005 compared to 2004 relates to the recent acquisitions and to capacity expansion and equipment upgrades in the Salinas, California, Seattle, Washington and Eugene, Oregon production facilities. Amortization of intangible assets as a result of acquisitions was $875,000 in 2006 compared to $958,000 in 2005 and $482,000 in 2004. See
"Liquidity, Capital Resources and Business Acquisitions", page 19.

         Net interest expense for 2006 was $355,000 compared to $628,000 for 2005, and $130,000 in 2004. The interest expense in 2006, 2005 and 2004 is attributable to the bank loans needed for the CIBO Naturals, Casual Gourmet Foods and Sonoma Foods acquisitions and the subordinated debt remaining on the CIBO Naturals balance sheet. The loans from Comerica Bank were paid off in July 2006 after the Company raised additional capital through a private placement.

         Income tax benefit (expense) for 2006, 2005, and 2004 was ($295,000), $431,000, and $505,000, respectively. The 2006 income tax expense is mainly impacted by the $1.2 million increase in the of valuation allowance for deferred tax assets. The 2005 and 2004 income tax benefits of $431,000 and $505,000 represented 45% and 27% of pretax loss respectively. The Company's deferred tax assets are comprised primarily of net operating losses that can offset future taxable income. Management has established a $1.5 million valuation allowance against future deferred tax assets based on its assessment of the sources of future taxable income and the likelihood of realization of such deferred tax assets.

         Additionally, the Company realized additional tax benefits as a result of the exercise of non-qualified stock options and the exercise and subsequent sale of certain incentive stock options or disqualifying dispositions in 2006, 2005, and 2004. For financial reporting purposes, when a deduction exceeds the deferred tax assets, the resulting reduction in actual income tax obligations as a result of these disqualifying dispositions is credited to additional paid in capital. See Liquidity, Capital Resources, and Business Acquisitions immediately below and Note 7 to the consolidated financial statements in Item 15.

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

         Due to the lost business during the third quarter of 2006, the Company tested for the potential impairment of goodwill as the loss of business was considered a triggering event under SFAS 142 and SFAS 144. As a result of the impairment test, the Company recorded a pre-tax, non-cash charge of $3.2 million in the third quarter of 2006 related to the impairment of intangible assets associated with the Casual Gourmet Foods acquisition on January 11, 2005.


Liquidity, Capital Resources, and Business Acquisitions

         During the twelve months ended December 31, 2006, $6,981,000 of cash was provide by the Company's operating activities compared to $1,104,000 of cash being used in the Company's operations in 2005, and $1,898,000 of cash provided by the Company's operations in 2004. The 2006 net loss of $3,112,000 plus the depreciation and amortization of $2,926,000, the non-cash impairment of intangible assets of $3,160,000, plus non-cash income tax expense of $282,000, plus non-cash stock compensation of $516,000, and the increase in accounts payable and other accrued current liabilities of $4,429,000 accounted for most of the increase in cash from operations which was reduced by the increase in net accounts receivable and inventories. The increase in accounts payable and other accrued current liabilities of $4.4 million is a function of the timing of payments to the Company's vendors according to the terms offered by the Company.

         The increase in net accounts receivable and the increase in inventory were a direct result of the increase in net revenues for December 2006. Net revenues for December were $9.8 million compared to $8.7 million in December 2005, a 16% increase. Accounts receivable, net of allowances, increased only 7%. Inventory increased 9%, which also used cash.

         The Company finances its operations and growth primarily with cash flows generated from operations. The Company has a $5 million working capital line of credit which was unused as of December 31, 2006, and a letter of credit in the amount of $1,100,000 which is issued in favor of an insurance company to support a self-funded worker's compensation program which decreased to $800,000 in January 2007. The interest rate on the credit line will be calculated at the bank's prime lending rate or LIBOR plus 2.00% whichever the Company chooses. The maturity date of the line of credit has been extended to June 1, 2007 and the covenants have been adjustment to accommodate the additional borrowing.

         Some product lines such as specialty cheeses require more working capital than other products. Cheese requires a certain amount of time to age before it can be sold. Other products such as the gourmet sausages are produced when orders are received and then shipped directly to customers. The Company currently has $11,496,000 of working capital as of December 31, 2006 compared to $5,019,000 in working capital as of December 31, 2005. The Company believes that its existing credit facilities, along with cash flows from operations, are sufficient to meet its cash needs for normal operations including all anticipated capital expenditures for the calendar year 2007.

         In addition to operating cash flows, the Company also received cash proceeds of $926,000, $153,000 and $470,000 from the exercise of employee stock options and sales of stock under the Company's Employee Stock Purchase Plan during 2006, 2005, and 2004, respectively.

         In January 2006, as part of the final purchase of CIBO Naturals, LLC, 300,000 shares of the Company's common stock were issued to the previous owners of CIBO Naturals with a computed value of $1,186,000. The Company now owns 100% of CIBO Naturals, LLC.

         Effective January 1, 2006, the Company adopted SFAS 123R. See note 9 to the Financial Statements (Item 15) which is incorporated here by reference.

         Cash balance at the end of 2006 was $4,281,000 compared with $330,000 in 2005. Purchases of equipment in 2006 were $3,010,000 with the majority of capital spending going towards upgrading the production plants.

         Cash balance at the end of 2005 was $330,000 and $569,000 in 2004. The cash from operations in 2004 and non-revolving bank loans were used to purchase a 60% interest in Casual Gourmet Foods, Inc. and 80% of Sonoma Foods, Inc. during 2005. Purchases of equipment were kept to a minimum during the calendar year 2005 with the majority of capital spending going towards upgrading the plants in Eugene, Oregon and Seattle, Washington.

         Management believes that cash on hand at December 31, 2006 and projected 2007 cash flows from operations will be sufficient to fund working capital needs, expected Company growth, and anticipated capital expenditures during 2007. Alternative financing arrangements will need to be found if the Company makes further acquisitions.

Contractual Obligations

         The Company has no raw material contracts exceeding one year in duration. The Company leases production, warehouse and corporate office space as well as certain equipment under both month-to-month and non-cancelable operating lease agreements. Most building leases have renewal options and all include cost of living adjustments. The Company's President and Chief Executive Officer Eric Eddings, accepted employment with the Company commencing January 28, 2004, and became the Company's CEO on September 5, 2006. A copy of his employment contract with the Company was filed as an exhibit to the Company 8-K report filed on September 13, 2006 and is incorporated here by reference.


         The following table summarizes the estimated annual obligations.

                                                              Payments due by period
                                     ------------------------------------------------------------------------
           Contractual Obligations                  Less than 1                                    More than
             (in Thousands)              Total          year        1 - 3 years    3 - 5 years      5 years
                                     ------------   ------------   ------------   ------------   ------------
         Long-term debt              $      1,079   $        988   $         89   $          2   $         --

         Capital lease obligations             68             30             38             --             --

         Operating leases                  10,706          1,773          4,396          2,664          1,873
                                     ------------------------------------------------------------------------
         Total                       $     11,853   $      2,791   $      4,523   $      2,666   $      1,873
                                     ========================================================================

         The Company has commitments for leased manufacturing, warehouse and office space that range from one year to nine years. See discussion in Item 2 "Properties".

         The Company has an $800,000 standby letter of credit in favor of an insurance company for the Company's self-funded workers compensation program which will expire on December 31, 2007.


Off-Balance Sheet Arrangements

         The Company does not have any off-balance sheet arrangements that are material to its financial position or results of operations. See Notes to the consolidated financial statements (Item 15) for information regarding capitalized leases and operating leases.

Business Acquisitions

         On January 12, 2006, the Company, Suekat LLC ("Suekat") and CIBO Naturals, LLC ("CIBO"), amended their previous agreement for the purchase and sale of limited liability company units; as a result, the Company acquired the remaining 15.5% of CIBO from Suekat in exchange for 300,000 unregistered shares of the Company's common stock with a market value of $1,186,000. The purchase price was all allocated to goodwill.

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

         For its initial acquisition, Monterey paid $6.0 million in cash plus acquisition costs of $159,000. The initial purchase accounting reflects the transaction as if Monterey purchased 100% of Casual. No liability was established at that time for the remaining payments to Casual's shareholders because the liability is not quantifiable. On November 3, 2006, completed the agreement to amend the Purchase Agreement dated January 11, 2005, pursuant to which the Company agreed to acquire all of the outstanding shares of Casual. The Amendment accelerated the Company's purchase of the remaining 30% of Casual's outstanding shares and established a revised purchase price of $23,000. After the agreement, the Company owns 100% of the outstanding stock of Casual Gourmet Foods, Inc. Casual markets a wide range of refrigerated branded specialty items, including chicken sausages, chicken burgers, and gourmet soups. Products are sold in club stores and retail food stores under this important brand. Some of their most popular sausage items include red bell pepper with basil, and spinach with Asiago cheese.

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

         For its initial acquisition of 80% of Sonoma's outstanding shares, Monterey paid $3.3 million in cash and issued 61,250 shares of Monterey Gourmet Foods common stock valued at $198,000 plus acquisition costs of $127,000. Purchase of the remaining shares will be at a price derived from a predetermined calculation based upon a percentage of earnings before taxes, interest, bonuses, depreciation and amortization during the interim periods. Sonoma has been fully integrated into the Company's systems using its sales force and distribution network

         All of the Company's acquisitions pursue the Company's growth strategy in the specialty premium refrigerated food category. The Company envisions expanding the existing brands, developing new products, and increasing distribution in club, retail, and potentially other channels as it pursues growth, expands its product lines and diversifies its customer base.


Critical Accounting Policies and Management Judgments

         The discussion and analysis of the financial condition and results of operations are based on the consolidated financial statements included in Item
15. The preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make a number of estimates and assumptions relating to the reporting of assets and liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates and discusses with its audit committee these estimates and assumptions, including those related to accounts receivable and allowances, goodwill and intangible assets, income taxes, inventory valuation, workers compensation reserves and revenue recognition. Management bases its estimates on historical experience and on various other assumptions believed to be reasonable under the circumstances, which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates under different assumptions or conditions.

         Management believes the following critical accounting policies affect the more significant judgments and estimates used in the preparation of the consolidated financial statements

         Business Combinations

         The consolidated financial statements include the Company's accounts and the accounts of wholly- and majority-owned subsidiaries. The Company consolidates all of the majority-owned subsidiaries and reflects minority interest of Sonoma Foods on the consolidated balance sheet because of the uncertainty that Monterey will purchase the remaining shares from the minority shareholders. Monterey is the sole source of any financing needed by its majority-owned subsidiaries.

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

         Income Taxes

         The Company accounts for corporate income taxes in accordance with the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") 109, "Accounting for Income Taxes" which requires an asset and liability approach. This approach results in the recognition of deferred tax assets (future tax benefits) and liabilities for the expected future tax consequences of temporary timing differences between the book carrying amounts and the tax basis of assets and liabilities. Future tax benefits are subject to a valuation allowance to the extent of the likelihood that the deferred tax assets may not be realized. The Company's deferred tax assets include significant amounts of net operating losses ("NOLs"). During 2006, the valuation allowance was increased based on the management's judgment that it is not more-likely-than-not that all of the deferred tax assets can be realized partly due to the intangible asset impairment of the Casual Gourmet Foods which affected the Company's assessment of the realization of our NOLs. The amount of the valuation allowance is significantly dependant on management's assumptions regarding future taxable income and the availability of these NOLs to offset future taxable income. The effect on the Company's net income is significant whenever the estimate changes. For business combinations, the Company must record deferred taxes and liabilities relating to the book versus tax basis differences of acquired assets and liabilities. Generally, such business combinations result in deferred tax liabilities as the book values are reflected at fair value whereas the tax basis is carried over from the acquired company. Such deferred taxes initially are estimated based on preliminary information and are subject to change as valuations and tax returns are finalized.

         Inventory Valuation

         Inventories are stated at the lower of cost (using the first-in, first-out method) or market and consist principally of component ingredients to the Company's refrigerated pasta and sauces, finished goods, and packaging materials. Many of the ingredients used in the Company's products have a short shelf life and if not used in a certain amount of time may spoil. Management estimates that the raw material will be used in a timely manner; however, management has established certain reserves for the potential of inventory obsolescence, especially for slow moving inventory. As of December 31, 2006, the Company reduced the carrying value of its inventory by $273,000. This write-down was made to cover certain refrigerated raw material inventory that is nearing its shelf-life, and certain packaging labels for products that may be rotated out of the Club Store accounts, and products that have already been rotated out of the Club Store accounts that may or may not be rotated back into the Club Store accounts. The allowance is established based on management's estimate of alternative usage or salvage value of obsolete inventory. Management believes its estimates for spoiled and obsolete inventory is adequate given the current volume of business to its current customers.

         Workers Compensation Reserve

         The Company's California and Oregon locations entered into a partially self-insured worker's compensation program for fiscal year 2003 and have continued the program into 2007. This program features a fixed annual payment, with a deductible on a per occurrence basis. The annual expense consists of a base fee paid to an insurance company to administer the program, direct cash expenses to pay for injuries, an estimate for potential injuries that may have occurred but have not been reported, an estimate by the insurance company of costs to close out each injury and an estimate for injury development. The Company has been on this partially self-insured program for just over four years and therefore has limited history of claim resolution available to support the Company's projected liabilities. Therefore the Company is using published industry actuarial data from an insurance carrier and reviewing each claim individually to determine the amount of reserves that should be established. Management believes that its current safety program and its safety record will provide the foundation to enable the Company to realize the premium savings partially self-insured programs are designed to achieve; however, estimated reserves may vary from future cash outlays. The remaining locations are on a fixed premium insurance contract that covers all costs including claims.

         Revenue Recognition

         The Company recognizes revenues through sales of its products primarily to grocery and club store chains. Revenues are recognized once there is evidence of an arrangement (such as a customer purchase order), product has been shipped or delivered to the customer depending on the customer's purchase orders, the price and terms are fixed, and collectibility is reasonably assured. Accordingly, sales are recorded when goods are shipped or delivered, at which time title and risk of loss have passed to the customer, consistent with the freight terms for most customers. Potential returns, adjustments and spoilage allowances are considered as a reduction in revenues and are provided for in accounts receivable allowances and accruals. For new products or new customers, all pricing is calculated based on FOB shipping point.

         The Company records its shipping cost for product delivered to customers in selling, general, and administrative expense. Any amounts charged to customers for freight and deliveries are included in revenues. Certain incentives granted to customers such as promotions, trade ads, slotting fees, terms discounts, and coupons are recorded as offsets to revenues.

         Valuation of Goodwill/Indefinite-lived Intangible Assets

         Under SFAS 142, "Goodwill and Other Intangible Assets" goodwill and intangible assets with indefinite useful lives are to be tested for impairment at least annually. The primary identifiable intangible assets of the Company's reporting unit with indefinite lives are trademarks, tradenames and goodwill acquired in business acquisitions. As of December 31, 2006, the net book value of trademarks and other identifiable indefinite-lived intangible assets was $2.7 million.

         The Company defines a reporting unit as a unit one level below its operating segment. A reporting unit exists if the component constitutes a business for which discrete financial information is available and segment managers regularly review the operating results of the component. As of December 31, 2006, the Company determined that it had one reporting unit based on the Company's internal reorganization which integrated the Company's brands to a more functional reporting structure. Prior to the fourth quarter of 2006, the Company had four reporting units as its acquirees' operations were not integrated.

         Identifiable indefinite-lived intangible assets are not subject to amortization and are assessed for impairment at least as often as annually and as triggering events may occur. The impairment test for identifiable intangible assets not subject to amortization consists of a comparison of the fair value of the intangible asset's reporting unit with its carrying amount. If the carrying amount exceeds the fair value, then a second step of assessment is performed to measure the impairment loss, if any. Given the Company's internal reorganization in which the Company operates under one reporting unit, management primarily relies on the Company's market capitalization to determine fair value. Secondarily, the Company relies on a number of factors to discount anticipated future cash flows including operating results, business plans and present value techniques. Rates used to discount cash flows are dependent upon interest rates and the cost of capital at the relevant point in time. There are inherent uncertainties related to these factors and management's judgment in applying them to the analysis of intangible asset impairment. It is possible that assumptions underlying the impairment analysis will change in such a manner that impairment in value may occur in the future.

         Goodwill is not amortized but is subject to periodic assessments of impairment. At December 31, 2006, the Company had $13.2 million of goodwill on its books. Goodwill is assessed for impairment at least as often as annually and as triggering events may occur. The Company performs its annual review in the fourth quarter of each year. Recoverability of goodwill is evaluated using a comparison of the fair value of a reporting unit with its carrying value.

         In evaluating the recoverability of goodwill, it is necessary to estimate the fair value of the reporting unit. In making this assessment, management relies on a number of factors to discount anticipated future cash flows including operating results, business plans and present value techniques. Rates used to discount cash flows are dependent upon interest rates and the cost of capital at the relevant point in time. There are inherent uncertainties related to these factors and management's judgment in applying them to the analysis of goodwill impairment. It is possible that assumptions underlying the impairment analysis will change in such a manner that impairment may occur in the future.

         Valuation of Plant and Equipment and finite-lived Intangible Assets

         In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-lived Assets ("SFAS 144"), management reviews finite-lived long-lived assets, primarily consisting of plant and equipment and amortized intangible assets such as acquired recipes, customer lists and non-compete agreements, whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Intangible assets with finite useful lives continue to be amortized over their respective estimated useful lives. The estimated useful life of an identifiable intangible asset is based upon a number of factors, including the effects of demand, competition, and future cash flows. For these assets, if the total expected future undiscounted cash flows from the asset group are less than the carrying amount of the asset group, an impairment loss is recognized for the difference between the fair value of the carrying value of the asset group. The impairment tests require management to estimate the undiscounted cash flows and fair value of the asset groups. As of December 31, 2006, the net book value finite-lived intangible assets were $4.3 million.

         When analyzing finite, long-lived assets for potential impairment, significant assumptions are used in determining the undiscounted cash flows of the asset group, including the cash flows attributed to the asset group; future cash flows of the asset group, including estimates of future growth rates; and the period of time in which the assets will be held and used. The Company primarily determines fair values of the asset group using discounted cash flow models. In addition, to estimate fair value management is required to estimate the discount rate that incorporates the time value of money and risk inherent in future cash flows.

         Impairment of finite-lived and indefinite-lived Intangible Assets

         In the third quarter of 2006, it was determined that the identifiable intangible assets of Casual Gourmet Foods (including customer relationships, recipes and processes, non-competition agreements, and trade name) were impaired as their undiscounted cash flows were insufficient to recover the carrying value. Accordingly, the impairment charge was measured in accordance with SFAS 144 as the excess of the carrying value over the fair value of the respective assets. The Company's impairment evaluations were performed with the assistance of an independent valuation firm. The evaluations of both goodwill and other intangible assets included reasonable and supportable assumptions and projections and were based on estimates of projected future cash flows. Casual Gourmet Foods experienced lower than anticipated sales during the third quarter of 2006, due to a significant reduction in sales to its two largest customers. These estimates assume that Casual will be able to maintain its current, but reduced distribution. These estimates of future cash flows are based upon the Company's experience, historical trends, estimates of future profitability and economic conditions. Future estimates of profitability and economic conditions require estimating such factors as sales growth, employment rates and the overall economics of the retail food industry for five to ten years in the future, and are therefore subject to variability, are difficult to predict and in certain cases, beyond the Company's control. The assumptions utilized by management were consistent with those developed in conjunction with the Company's long-range planning process. If the assumptions and projections underlying these evaluations are not achieved, or should the Company ultimately adopt and pursue different long-range plans, the amount of the impairment could be adversely affected. Accordingly, there can be no assurance that there will not be additional impairment charges in the future based on future events and that the additional charges would not have a materially adverse impact on the Company's financial position or results of operations.

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

         The Company adopted the fair value recognition provisions of SFAS No. 123R, using the modified prospective transition method. Under the modified prospective method, (i) compensation expense for share-based awards granted prior to January 1, 2006 are recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS No. 123 and (ii) compensation expense for all share-based awards granted subsequent to December 31, 2005 are based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. Results for periods prior to January 1, 2006 have not been restated. As a result of adopting SFAS No. 123R, the Company recorded a pre-tax expense of $516,000 for stock-based compensation for the year ended December 31, 2006.

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

         On June 23, 2005 the Company accelerated the vesting of all stock options outstanding under the Company's 2002 Stock Option Plan (formerly the 1993 Stock Option Plan) that have exercise prices per share higher than the closing price of the Company's common stock on June 23, 2005, which was $3.07. Options to purchase 422,600 shares of the Company's common stock became exercisable immediately. No other changes to these options were made. These options range in price from a low of $3.25 to a high of $4.99 with an average of $3.53. The primary purpose of the accelerated vesting was to eliminate future compensation expense the Company would otherwise recognize in its statement of operations with respect to these accelerated options upon the adoption of SFAS 123R "Share-Based Payment". The acceleration of the vesting of these options did not impact the Company's financial statements.

         Stock options issued prior to November 1, 2005 vested over a two year period while stock options issued after November 1, 2005 vest over a three year period. In addition, the Company has significantly reduced the number of employees who previously would have been eligible to receive stock options.

         The total compensation cost related to nonvested awards not yet recognized total $673,000 with a weighted average period over which it is expected to be recognized of one year.


Recently Issued Accounting Standards

         In December 2006, the FASB issued FSP EITF 00-19-2, Accounting for Registration Payment Arrangements ("FSP 00-19-2") which addresses accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. ESP 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of EITF 00-19-2, this guidance is effective for financial statement issued for fiscal years beginning after December 15, 2006 and interim period within those fiscal years. The Company is currently evaluating the impact that the adoption of ESP 00-19-2 may have on its financial statements.

         In September 2006, the FASB issued SFAS 157 "Fair Value Measurements", which provides enhanced guidance for using fair value to measure assets and liabilities and also expands information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other accounting standards require or permit assets and liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently assessing the impact of SFAS 157.

         In September 2006, the Securities and Exchange Commission (SEC) issued SAB No. 108, Materiality. The interpretations in SAB 108 are being issued to address diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet. SAB 108 is effective for the first interim period of the first fiscal year ending after November 15, 2006. The Company's adoption of the provisions of SAB 108 did not impact its financial condition or results of operations.

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

         In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections." This new standard replaces APB Opinion No. 20, "Accounting Changes in Interim Financial Statements," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements," and represents another step in the FASB's goal to converge its standards with those issued by the International Accounting Standards Board ("IASB"). Among other changes, SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impractical to do so. SFAS 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a "restatement." The new standard was effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. As of December 31, 2006 this pronouncement had no impact on the Company's consolidated financial statements.

         In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to provide additional information that will help investors and other financial statement users to more easily understand the effect of the company's choice to use fair value on its earnings. Finally, SFAS 159 requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS 159 is effective as of the beginning of an entity's first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS 157 (see above). The Company is currently assessing the impact of SFAS 159 which it will be required to adopt.



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

         In the ordinary course of its business the Company enters into commitments to purchase raw materials over a period of time, generally six months to one year, at contracted prices. At December 31, 2006 these future commitments were not at prices in excess of current market, or in quantities in excess of normal requirements. The Company does not utilize derivative contracts either to hedge existing risks or for speculative purposes.

      Interest Rate Risk

         The Company invests excess cash in variable income investments consisting of cash equivalents. The magnitude of the interest income generated by these cash equivalents is affected by market interest rates. Management does not use marketable securities or derivative financial instruments in its investment portfolio.

         The interest payable on the Company's bank line of credit is based on variable interest rates and therefore affected by changes in market interest rates. During the second quarter of 2006, the Company repaid all of its loans with variable interest rates.

      Currency Risk

         During 2006, the Company sold $86,000 of product in currency other than US dollars. These sales have terms of net 30 days from shipment. The Company believes that its currency exposure is not material and has chosen not to hedge these sales.


ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements and supplementary data of the Company required by this item are set forth at the pages indicated at Item 15(a) and are incorporated here by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None


ITEM  9A.         CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

         As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (together the "Certifying Officers"), of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2006, the end of the period covered by this report. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective as of December 31, 2006 to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our Certifying Officers, as appropriate, to allow for timely decisions regarding required disclosure.


Inherent Limitations on Effectiveness of Controls

         Management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of the management and the Board; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Company assets that could have a material effect on the financial statements.

         Management personnel, including the Certifying Officers, recognize that our internal control over financial reporting cannot prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control over Financial Reporting

         The Company reported a material weakness in conjunction with its 2005 audited financial statements. During 2006, the Company implemented the following remediation actions in order to conclude that the Company had effective internal controls as of December 31, 2006. All of the changes described below were implemented as of March 31, 2006 and remained through 2006.

          (a) Expanding accounting professionals. As of December 31, 2005, due to medical disability and unanticipated departure of personnel, the Company employed only two full-time and one part-time accountants. As of December 31, 2006, the Company had replaced or hired additional qualified accountants to bring its accounting staff to five full-time accountants and one part-time accountant.
          (b) Implementation of certain enhanced control processes over accounting for subsidiaries.
          (c) Enhanced internal reporting from its financial systems including general ledger reporting and consolidating entries.
          (d) Engagement of third party tax specialists to provide quality assurance and tax expertise outside of the firm that currently prepares the Company's tax return.
          (e) Engaging other specialists to provide support for reporting of technical areas.
          (f)  Reviewing the process by which its tax provision is prepared.

         Other than these improvements, there has been no change during the company's fiscal quarter ended December 31, 2006 in the company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.


ITEM  9B.         OTHER INFORMATION

            None

                                    PART III


ITEM 10.          DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

         As of March 30, 2007, the directors, executive officers, and other significant employees of the Company are as follows:

         Directors and Executive Officers:

           Name                                         Age           Position
           ----                                         ---           --------
           Charles B. Bonner (1) (4) (5)                 64           Director

           F. Christopher Cruger (2) (3) (4)             72           Director

           Eric C. Eddings                               46           Chief Executive Officer, President
                                                                      and Director

           Michael P. Schall (1) (4)                     53           Director

           Van Tunstall  (4) (5)                         60           Chairman of the Board

           James Wong (2) (3) (4) (5)                    59           Director

           Walter L Henning  (2) (3) (4)                 62           Vice Chairman of the Board

           John H. McGarvey (1) (4)                      62           Director

           Scott Wheeler                                 52           Chief Financial Officer,
                                                                      Corporate Secretary and Director

     (1)   Member of Audit Committee
     (2)   Member of Compensation Committee
     (3)   Member of Nominating Committee
     (4)   Independent Director
     (5)   Member of the Governance Committee

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

         Eric C. Eddings, Mr. Eddings was appointed by the Board of Directors as President and Chief Executive Officer of Monterey Gourmet Foods in September 2006. Prior to his appointment, he was the President of the Natural Foods Division of Monterey Gourmet Foods. Previously Mr. Eddings was the Chief Operating Officer and minority shareholder of CIBO Naturals, LLC which he and his associates purchased in June, 2002. CIBO Naturals was acquired by Monterey Gourmet Foods in January 2004 and later became part of the Natural Foods Division of Monterey Gourmet Foods. Prior to his employment with CIBO Naturals, Mr. Eddings was the Vice President of Wholesale/Plant Operations of Tully's Coffee Corporation in Seattle Washington. Mr. Eddings also has previously worked for Dreyers Grand Ice Cream, Haagen - Dazs Company and Frito Lay, Inc. Mr. Eddings has a Masters of Business Administration degree from the University of Redlands and a Bachelors of Arts degree in Business Administration from California State University at Fullerton.

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

         Van Tunstall. Mr. Tunstall was elected to the Board of Directors in February 1997. Since 1997, he has served as President of the Central Coast Group, a strategic consulting and business services firm. Mr. Tunstall has been an independent consultant with a variety of companies since 1997. Mr. Tunstall was a senior executive with Gilroy Foods, Inc., an international manufacturer of various food product ingredients, from 1977 to 1995. He served as President and Chairman of the Board of Gilroy Foods, Inc. from 1991 through 1995. Previously, Mr. Tunstall held several executive positions with McCormick & Company, Inc. Mr. Tunstall has also served on the boards of other food companies such as Rudi's Organic Bakery, Inc., Wildwood Natural Foods, Inc, and Cascade Specialties, Inc.

         James Wong. Mr. Wong was elected to the Board of Directors in March 1997. Following a career in the U.S. Marine Corps, he worked as a turnaround manager and productivity consultant at General Motors and subsequently at PepsiCo, working in the U.S. and overseas. Since leaving employment with PepsiCo in 1988, Mr. Wong has worked on five continents as an entrepreneur and management consultant facilitating business turnarounds, strategic alliances and technology transfers for PepsiCo and other companies. Mr. Wong is currently Chairman and a Director of FRSI, Inc., a technology exploration, development and integration company.

         Walter L. Henning. Mr. Henning was elected to the Board of Directors in December 1999 and elected as Vice-Chairman in 2006. He has over 35 years experience in the production and distribution of a multitude of food products, including spices, extracts, seasoning mixes, and dehydrated onion, garlic and capsicums. He has been responsible for 12 plants in 5 different companies, including Rykoff- Sexton, Burns- Philp, ConAgra, and McCormick & Co, Inc., and has served as Vice- President Operations for each company. He was responsible for world- wide supply chain operations for Tone Spices in Des Moines, IA, and while there was instrumental in establishing a joint- venture manufacturing plant in Cochin, India. He also served as Chairman of the State of Iowa's Manufacturing Council from 1990 - 1995. His responsibilities with both McCormick and ConAgra included managing an extensive farming operation as well as the largest onion/garlic dehydration facilities in the world. Mr. Henning has B.S. and M.S. degrees in Food Science and Technology from the University of California, and currently holds an APICS Certification in Production and

Inventory Management. He retired from his daily activities at McCormick and Co. in January, 2007 after eight years in operations management and now devotes his primary effort to teaching at Cal State University- Monterey Bay. He is a faculty member in the School of Business where he teaches upper division courses in Operations Management.

         John H. McGarvey. Mr. McGarvey was elected to the Board of Directors in February 2006. He has served since 1990 as an associate and/or partner of Cybus Capital Markets, LLC, an investment bank specializing in capital placement and formation services for middle market companies in the food and agribusiness areas. Mr. McGarvey is an owner and director of McGarvey & Affiliates, a financial consulting firm. Currently, Mr. McGarvey serves on the boards of Cybus Capital Markets, LLC and Dominex LLC. Mr. McGarvey is a law graduate of Creighton University, received a Masters degree in Taxation from New York University, and has earned continuing education credit in finance from the Wharton Business School.

         Scott S. Wheeler. Mr. Wheeler joined the company in April 2003 as Corporate Controller, and was promoted to Chief Financial Officer, effective October 27, 2003 and was elected as a Board member in June 2004. His most recent position was Vice President and Financial Officer of KBC Edible Beans Division of ConAgra Foods, where he worked for three years. Prior to that he worked for Mallard's Food Products both when it was an independent company and after it was sold to Tyson Foods. He began his career at Mallard's Food Products in 1994 as Chief Financial Officer until 1999 when he was promoted to General Manager until joining KBC in April of 2000. Prior to joining Mallard's, Mr. Wheeler held a variety of positions with Basic American Foods over a thirteen-year period. He is a CPA with an MBA in finance from Golden Gate University in San Francisco, CA.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish the Company with copies of all reports they file under Section 16(a). To the Company's knowledge, based solely on its review of the copies of such reports furnished to the Company and written representations that no other reports were required, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with during the fiscal year ended December 31, 2006.

Audit Committee Composition

         Among the committees identified above, the Company has a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. Charles B. Bonner, Michael P. Schall and John H. McGarvey are members of the audit committee during the year 2006. The Company's Board of Directors has determined that all members of the Company's Audit Committee are "independent" as defined in NASD Marketplace Rule 4200(a)(15).

Audit Committee Expert

         The Company's Board of Directors has determined that Mr. Charles B. Bonner and Mr. John H. McGarvey are the Board's designated financial experts.

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


ITEM 11.          EXECUTIVE COMPENSATION


                      Compensation Discussion and Analysis


Overview of Compensation Policy

         The Company's Compensation Committee is empowered to review and approve, or in some cases recommend for the approval of the full Board of Directors the annual compensation for the executive officers of the Company. This Committee has the responsibility for establishing, implementing, and monitoring the Company's compensation strategy and policy. Among its principal duties, the Committee ensures that the total compensation of the executive officers is fair, reasonable and competitive.

Objectives and Philosophies of Compensation

         The primary objective of the Company's compensation policy, including the executive compensation policy, is to help attract and retain qualified, energetic managers who are enthusiastic about the Company's mission and products. The policy is designed to reward the achievement of specific annual and long-term strategic goals aligning executive performance with company growth and shareholder value. In addition, the Board of Directors strives to promote an ownership mentality among key leaders and the Board of Directors. The Corporate Governance Principles provide that it is the policy of the Board of Directors to encourage all directors to maintain an outright investment in the Company of a minimum of 5,000 shares of the company stock.

Setting Executive Compensation

         The compensation policy is designed to reward performance. In measuring executive officers' contribution to the Company, the Compensation Committee considers numerous factors including the Company's growth and financial performance as measured by revenue, gross margin and net income before taxes among other key performance indicators.

         Regarding most compensation matters, including executive and director compensation, management provides recommendations to the Compensation Committee; however, the Compensation Committee does not delegate any of its functions to others in setting compensation. The Compensation Committee does not currently engage any consultant related to executive and/or director compensation matters.

         Stock price performance has not been a factor in determining annual compensation because the price of the Company's common stock is subject to a variety of factors outside of management's control. The Company does not subscribe to an exact formula for allocating cash and non-cash compensation. However, a significant percentage of total executive compensation is performance-based. Historically, the majority of the incentives to executives have been in the form of non-cash incentives in order to better align the goals of executives with the goals of stockholders.

Elements of Company's Compensation Plan

         The principal components of compensation for the Company's executive officers are:
            o    base salary
            o    performance-based incentive cash compensation
            o right to purchase the company's stock at a preset price (stock options)
            o    retirement and other benefits

         Base Salary

         The Company provides named executive officers and other employees with base salary to compensate them for services rendered during the fiscal year. Base salary ranges for named executive officers are determined for each executive based on his or her position and responsibility.

         During its review of base salaries for executives, the Committee primarily considers:
            o    market data;
            o internal review of the executives' compensation, both individually and relative to other officers; and
            o    individual performance of the executive.

         Salary levels are typically evaluated annually as part of the Company's performance review process as well as upon a promotion or other change in job responsibility.

         Performance-Based Incentive Compensation

         The management incentive plan gives the Committee the latitude to design cash and stock-based incentive compensation programs to promote high performance and achievement of corporate goals, encourage the growth of stockholder value and allow key employees to participate in the long-term growth and profitability of the Company.

         For stock-based programs, the Committee may grant participants stock options which are the only non-cash incentive currently approved by the stockholders of the Company. In granting these awards, the Committee establishes parameters such as vesting schedules and terms of the grants.

         All awards of shares of the Company's stock options are made at the market price at the time of the award. Annual awards of stock options to executives are made at the Committee's regularly scheduled meeting while the stock options awarded to outside Board members are automatically granted at the regularly scheduled annual shareholders meeting.

         Newly hired or promoted executives receive their award of stock options on the first business day of their hire or promotion or at the time the Committee meets and approves such grants.

         Ownership Guidelines

         To directly align the interests of the Board of Directors with the interests of the stockholders, the Committee recommends that each Board member maintain a minimum ownership interest in the Company. Currently, the Compensation Committee recommends that each Board member own a minimum of 5,000 shares of the Company's common stock with such stock to be acquired within a reasonable time following election to the Board.

         Stock Option Program

         The Stock Option Program assists the Company to:

         o enhance the link between the creation of stockholder value and long-term executive incentive compensation;
         o provide an opportunity for increased equity ownership by executives; and
         o    maintain competitive levels of total compensation.

         Stock option award levels are determined based on market data, vary among participants based on their positions within the Company and are granted at the Committee's regularly scheduled meeting. Options are awarded at the NASDAQ's closing price of the Company's Common Stock on the date of the grant. The Committee has never granted options with an exercise price that is less than the closing price of the Company's Common Stock on the grant date, nor has it granted options which are priced on a date other than the grant date.

         The majority of the options granted by the Committee vest at a rate of 33% per year over the first three years of the ten-year option term. Vesting and exercise rights cease upon termination of employment for executives and upon expiration of the vested options for independent Board members. Prior to the exercise of an option, the holder has no rights as a stockholder with respect to the shares subject to such option, including voting rights.

         Beginning on January 1, 2006, the Company began accounting for stock-based payments including its Stock Option Program and its Employee Stock Purchase Plan in accordance with the requirements of FASB Statement 123(R).

         Retirement and Other Benefits

         All employees in the United States are eligible to participate in the Company's 401-k Retirement Plan. In addition, employees are entitled to participate in the Company's Employee Stock Purchase Plan.

         401-k Retirement Plan

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

         Perquisites and Other Personal Benefits

         The Company provides some executive officers with perquisites and other personal benefits that the Company and the Committee believe are reasonable and consistent with its overall compensation program to better enable the Company to attract and retain superior employees for key positions. The Committee periodically reviews the levels of perquisites and other personal benefits provided to named executive officers.

         Some executive officers are provided use of company automobiles and all employees can participate in the plans and programs described above.

         Each employee of the Company is entitled to term life insurance, premiums for which are paid by the Company in the amount of one-times annual base salary. In addition, each employee is entitled to receive certain medical and dental benefits and part of the cost is funded by the employee.


         Accounting and Tax Considerations

         The Company's stock option grant policy has been impacted by the implementation of SFAS No. 123R, which was adopted in the first quarter of fiscal year 2006. Under this accounting pronouncement, the Company is required to value unvested stock options granted prior to the adoption of SFAS 123 under the fair value method and expense those amounts in the income statement over the stock option's remaining vesting period.

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

Summary Compensation Table (2006)

         The following table includes information concerning compensation for the one year period ended December 31, 2006 in reference to the five most highly compensated employees of the Company which includes required disclosure related to the CEO and CFO.

                                                                                           Change in Pension
                                                                                               Value and
                                                                                             Nonqualified
                                                                               Non-Equity      Deferred
     Name and                                            Stock     Option    Incentive Plan  Compensation   All Other
 Principal Position     Year  Salary $ (4)  Bonus $ (5)  Awards   Awards (8)  Compensation     Earnings   Compensation (9)   Total
 ------------------     ----  ------------  -----------  ------   ----------  ------------     --------   ----------------   -----
James M.                2006   $ 335,000     $ 41,959    $   --   $ 193,515      $    --        $    --     $ 295,786 (6)  $ 866,260
Williams (1)
Former President
and CEO

Eric C.                 2006   $ 227,950     $155,622    $   --   $  74,631      $    --        $    --     $  16,431      $ 474,634
Eddings (3)
Current President
and CEO

Scott S.                2006   $ 177,308     $ 15,000             $  24,549      $    --        $    --     $   7,092      $ 223,949
Wheeler (2)
Chief Financial
Officer

A. Martin Adams         2006   $ 181,125     $ 82,883 (7)         $      --      $    --        $    --     $  14,294      $ 278,302
Chief Executive
Officer -
Sonoma Foods, Inc.

C. David Viviani        2006   $ 181,125     $ 82,883 (7)         $      --      $    --        $    --     $  14,294      $ 278,302
Chief Operating
Officer -
Sonoma Foods, Inc.

(1) Mr. Williams joined the Company in October 2002 as President. On December 28, 2002, Mr. Williams was promoted to President and Chief Executive Officer. On September 5, 2006 Mr. Williams resigned as an officer and Board member of the Company.
(2) Mr. Wheeler joined the Company in April 2003 and was promoted to Chief financial Officer in October 2003.

(3) Mr. Eddings joined the Company in January 2004 as part of the acquisition of CIBO Naturals LLC. Mr. Eddings became President and Chief Executive Officer on September 5, 2006.
(4) Includes amounts (if any) deferred at the named executive officer's option under the Company's 401(k) plan.
(5) Bonuses were based on the Company's performance and other objectives obtained.
(6) Represents payments made in accordance with the separation agreement between Mr. Williams and the Company.
(7) Amount paid as part of the purchase agreement for Sonoma Foods, Inc. and deemed compensation according to GAAP.
(8) Amounts calculated utilized the provisions of SFAS No. 123R "Share-based Payments" of the consolidated financial statements and reconciled to the amounts expensed in the Company's 2006 financial statements. Since the vesting of the option awards are over three years, this amount represents only a portion of the fair value of the options granted during 2005 and 2006. The fair value of the options granted in 2006 are: Mr. Williams $132,143; Mr. Eddings $317,085; Mr. Wheeler $0; Mr. Adams $0; and Mr. Viviani $0.
(9) The Company matches 100% of the employee contributions to the Company's 401-k plan up to 4% of individual compensation. All of the participates contributed a minimum of 4% of base salary to the 401-k plan and the Company matched that contribution. Also, Mr. Williams, Mr. Eddings, Mr. Adams, and Mr. Viviani received a car allowance.

Grants of Plan-Based Awards for 2006

         The following table sets forth certain information with respect to the options granted during or for the calendar year ended December 31, 2006 to each of the executive officers listed in the summary Compensation Table as shown under the caption "Executive Compensation."


                                                             Estimated Future                            Estimated Future
                                                            Payouts Under Non-                            Payouts Under
                                                             Equity Incentive                            Equity Incentive
                                                                Plan Awards                                 Plan Awards
    Name and                                       -------------------------------------     ---------------------------------------
Principal Position               Grant Date        Threshold      Target         Maximum     Threshold        Target        Maximum
--------------------------------------------       ---------      ------         -------     ---------        ------        --------

James M. Williams                  9/5/2006             --           --             --           --              --            --
Former President and CEO

Eric C. Eddings                    9/13/2006            --           --             --           --              --            --
Current President and CEO

Scott S. Wheeler                                        --           --             --           --              --            --
Chief Financial Officer

A. Martin Adams
Chief Executive Officer - Sonoma Foods, Inc.            --           --             --           --              --            --

C. David Viviani
Chief Operating Officer - Sonoma Foods, Inc.            --           --             --           --              --            --


                                                     All Other        All Other
                                                      Stock           Option
                                                      Awards:         Awards:                       Grant Date
                                                     Number of       Number of      Exercise or     Fair Value
                                                     Shares of      Securities      Base Price       of Stock
    Name and                                        Stock or        Underlying       of Option       and Option
Principal Position                                    Units           Options         Awards          Awards
--------------------------------------------        ----------      -----------      ----------     -----------

James M. Williams                                       --            150,000          3.72           $ 132,143
Former President and CEO

Eric C. Eddings                                         --            150,000          3.89           $ 317,085
Current President and CEO

Scott S. Wheeler                                        --                 --            --                  --
Chief Financial Officer

A. Martin Adams
Chief Executive Officer - Sonoma Foods, Inc.            --                 --            --                  --

C. David Viviani
Chief Operating Officer - Sonoma Foods, Inc.            --                 --            --                  --

Outstanding Equity Awards at December 31, 2006

         The following table includes certain information with respect to the value at the calendar year end December 31, 2006 of all unexercised options previously awarded to the executive officers named above.

                                                                                    Option Awards
                                                   --------------------------------------------------------------------------------




                                                                                     Equity
                                                                                    Incentive
                                                                                      Plan
                                                                    Number of        Awards:
                                                     Number of     Securities       Number of
                                                     Securities    Underlying      Securities
                                                     Underlying    Unexercised     Underlying
                                                    Unexercised      Options       Unexercised          Option          Option
Name and Principal                                    Options     Unexercisable     Unearned           Exercise       Expiration
Position                                            Exercisable        (1)           Options            Price            Date
----------------------------------------------------------------  --------------  --------------    --------------- ---------------

James M. Williams                                        50,000              --            --             $ 3.76         9/5/2009
Former President and CEO                                 50,000              --            --             $ 3.44         9/5/2009
                                                         50,000              --            --             $ 3.95         9/5/2009

Eric C. Eddings                                           5,000          10,000            --             $ 3.95        12/9/2015
Current President and CEO                                    --         150,000            --             $ 3.89        9/13/2016

Scott S. Wheeler                                         10,000              --            --             $ 3.39        4/26/2013
Chief Financial Officer                                  15,000              --            --             $ 3.76       10/29/2013
                                                         15,000              --            --             $ 3.44       11/11/2014
                                                          6,667          13,333            --             $ 3.95        12/9/2015

A. Martin Adams                                              --              --            --                 --               --
Chief Executive Officer - Sonoma Foods, Inc.

C. David Viviani                                             --              --            --                 --               --
Chief Operating Officer - Sonoma Foods, Inc.


                                                                              Stock Awards
                                                   ----------------------------------------------------------------------
                                                                                                            Equity
                                                                                                           Incentive
                                                                                         Equity              Plan
                                                                                        Incentive           Awards:
                                                                                          Plan              Market
                                                                                         Awards:           or Payout
                                                                                        Number of          Value of
                                                                       Market           Unearned           Unearned
                                                      Number          Value of           Shares,            Shares,
                                                     of Shares        Shares or         Units or           Units or
                                                    or Units of       Units of            Other              Other
                                                    Stock That       Stock That          Rights             Rights
Name and Principal                                   Have Not         Have Not          That Have          That Have
Position                                              Vested           Vested          Not Vested         Not Vested
-----------------------------------------------------------------  ----------------  ----------------  ------------------

James M. Williams                                         --                --                --                  --
Former President and CEO                                  --                --                --                  --
                                                          --                --                --                  --

Eric C. Eddings                                           --                --                --                  --
Current President and CEO                                 --                --                --                  --

Scott S. Wheeler                                          --                --                --                  --
Chief Financial Officer                                   --                --                --                  --
                                                          --                --                --                  --
                                                          --                --                --                  --

A. Martin Adams                                           --                --                --                  --
Chief Executive Officer - Sonoma Foods, Inc.

C. David Viviani                                          --                --                --                  --
Chief Operating Officer - Sonoma Foods, Inc.


Option Exercises and Stock Vested in 2006

         The following table includes certain information with respect to the options exercised by the executive officers named above during the calendar year ended December 31, 2006.

                                                               Option Awards                           Stock Awards
                                                     -----------------------------------    ----------------------------------
                                                        Number of                            Number of
                                                          Shares                              Shares
                                                         Acquired       Value Realized        Acquired         Value Realized
Name and Principal Position                            on Exercise       on Exercise         on Vesting          on Vesting
---------------------------------------------------------------------- -----------------    --------------     ---------------

James M. Williams                                              --                 --                 --                   --
Former President and CEO

Eric C. Eddings                                            15,000           $ 44,228                 --                   --
Current President and CEO                                  15,000           $ 36,855                 --                   --

Scott S. Wheeler                                               --                 --                 --                   --
Chief Financial Officer

A. Martin Adams                                                --                 --                 --                   --
Chief Executive Officer - Sonoma Foods, Inc.

C. David Viviani                                               --                 --                 --                   --
Chief Operating Officer - Sonoma Foods, Inc.

(1) All options listed above vest at a rate of 33% per year over the first three years of the ten-year option term.

Board of Directors Compensation Table for 2006

         The following table provides compensation information for the one year period ended December 31, 2006 for each non-employee member of the Board of Directors.

                                                                                         Change in
                                                                                          Pension
                                                                                         Value and
                            Fees                                                        Nonqualified
                           Earned                                      Non-Equity         Deferred        All Other
                         or Paid in        Stock         Option      Incentive Plan     Compensation      Compen-
Name                      Cash (1)         Awards       Awards (2)    Compensation        Earnings         sation        Total
-------------------------------------     --------     -----------   ---------------   ---------------   ------------   --------
Charles B. Bonner           $ 14,800       $    --      $  24,327              --                --             --      $ 39,127

F. Christopher Cruger       $ 12,000       $    --      $  24,327              --                --             --      $ 36,327

Michael P. Schall           $ 12,000       $    --      $  24,327              --                --             --      $ 36,327

Van Tunstall                $ 19,000       $    --      $  33,774              --                --             --      $ 52,774

James Wong                  $ 14,000       $    --      $  24,327              --                --             --      $ 38,327

Walter L Henning            $ 12,000       $    --      $  24,327              --                --             --      $ 36,327

John H. McGarvey            $ 12,688       $    --      $  18,488              --                --             --      $ 31,176


1. Independent directors are reimbursed for out-of-pocket travel expenses which are not included in this table. Each Board member receives a stipend of $3,000 for each Board meeting attended. The Board Chairman receives $4,500 for each Board meeting attended. The Audit Committee Chairperson receives a stipend of $700 for each Audit Committee meeting chaired, the Compensation Committee chairperson receives a stipend of $500 for each committee meeting chaired, and the Board Chairman receives a stipend of $1,000 for each meeting chaired.
2. Since the vesting of the option awards are over three years, this amount represents only a portion of the fair value of the options granted during 2006. The fair value of the options granted in 2006 is: Mr. Bonner $40,211; Mr. Cruger $40,211; Mr. Schall $40,211; Mr. Tunstall $60,933; Mr. Wong $40,211; Mr.
Henning $40,211; Mr. McGarvey $50,263. Each Board member is granted 10,000 stock options each year with a grant date on the annual shareholder's meeting. The Board Chairman receives 15,000 stock options each year.

Certain Relationships and Related Transactions

         The Compensation Committee is charged with monitoring and reviewing issues involving potential conflicts of interest, and reviewing and approving all related party transactions. As of December 31, 2006, there were no related party transactions.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

         On September 4, 2006, the Board of Directors of the Company appointed Eric Eddings as President and Chief Executive Officer of Monterey Gourmet Foods effective September 5, 2006, pursuant to an employment contract which was signed on September 15, 2006 and filed on Form 8-K on September 21, 2006 and is incorporate here by reference.

         As part of the agreement, the Company will pay Mr. Eddings a base salary of $285,000 per year. Mr. Eddings will be eligible for an annual cash bonus based on performance and achieving certain goals. In addition, Mr. Eddings received an incentive stock option to purchase 150,000 shares of the Company's common stock vesting and exercisable in installments of 50,000 shares on each of the first, second, and third anniversaries of his employment agreement. As part of the agreement, if Mr. Eddings is terminated by the Board of Directors without cause, Mr. Eddings will be eligible for severance compensation equal to twelve months of his then applicable base annual salary.

Compensation Committee Interlocks and Insider Participation

         During the fiscal year ended December 31, 2006, executive compensation was administered by the Compensation Committee comprised of three independent members of the Board of Directors, James Wong, Walter L. Henning, and F. Christopher Cruger.

Compensation Committee Report

         We have reviewed and discussed with management certain Compensation Discussion and Analysis provisions to be included in the Company's SEC Form 10-K and 2007 Shareholder Meeting Schedule 14A Proxy Statement. Based on the reviews and discussions referred to above, we recommend to the Board of Directors that the Compensation Discussion and Analysis referred to above be included in the Company's Annual Report on Form 10-K.


Compensation Committee

James Wong, Chairman
Walter Henning
F. Christopher Cruger


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         The table below sets forth (except as noted in the footnotes to the table), certain information with respect to the beneficial ownership of the Company's Common Stock by (i) all persons known by the Company to be the beneficial owners of more than 5% of the outstanding Common Stock of the Company as of December 31, 2006, (ii) each director of the Company as of December 31, 2006, (iii) the executive officers named in the Summary Compensation Table in
Item 11, and (iv) all such executive officers and directors of the Company as of December 31, 2006, as a group. No shares reported on this report are pledged.

                                                                            Shares Owned
                                                             --------------------------------------------
Name and Address of Beneficial Owner (1)                     Number of Shares         Percentage of Class
-------------------------------------------------------      ----------------         -------------------
Gruber and McBaine Capital Management (2)                         2,528,055                   14.6%
50 Osgood Place, Penthouse
San Francisco, CA 94133

T. Rowe Price Associates, Inc. (3)                                1,267,400                    7.3%
100 East Pratt Street
Baltimore, MD 21202

Dimensional Fund Advisors (4)                                     1,410,462                    8.1%
1299 Ocean Ave
Santa Monica, CA 90401

AWM Investment Co., Inc. (5)                                      1,105,041                    6.4%
153 East 53rd Street
New York, NY  10022

F. Christopher Cruger (6)                                            61,317                    *

Van Tunstall (7)                                                    135,807                    *

Michael P. Schall (8)                                                65,350                    *

James Wong (9)                                                       86,000                    *

Charles B. Bonner (10)                                              181,906                    1.0%

Scott Wheeler (11)                                                   50,667                    *

Walter L. Henning (12)                                              108,700                    *

Eric C. Eddings (13)                                                 74,000                    *

John H. McGarvey (14)                                                    --                    *

James M. Williams (15)                                              156,650                    *

A. Martin Adams                                                       6,215                    *

C. David Viviani                                                     24,860                    *

All Executive Officers and Directors as a group (12 persons)(16)    951,472                    5.1%

_____________________
* Represents less than 1%

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options or warrants held by that person that are currently exercisable or will become exercisable within sixty (60) days after December 31, 2006 are deemed outstanding, while such shares are not deemed outstanding for purposes of computing percentage ownership of any other person. Options granted under the Company's 2002 Stock Option Plan (the "2002 Stock Option Plan") generally become exercisable as the underlying shares vest. Unless otherwise indicated in the footnotes below, the persons and entities named in the table have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Unless otherwise indicated, the address of each of the individuals listed in the table is: c/o Monterey Gourmet Foods, Inc., 1528 Moffett Street, Salinas, CA 93905.

(2) Jon D. Gruber and J. Patterson McBaine are the only managers of, and hold all executive offices of, Gruber and McBaine Capital Management LLC ("GMCM"), an investment advisor. GMCM is the general partner of Lagunitas Partners, L.P. ("Lag"), a California investment limited partnership. As of December 31, 2006, GMCM had shared voting and investment power over 2,528,055 shares; Mr. Gruber had sole voting and investment power over 322,820 shares and shared voting and investment power over 2,528,055 shares; Mr. McBaine had sole voting and investment power over 351,750 shares and shared voting and investment power over 2,528,055 shares; Lag has shared voting and investment power over 1,249,885 shares. Neither Mr. Gruber nor Mr. McBaine participate in the Management of the Company, direct the policies of the company, or serve on the Board of Directors of the Company.

(3) As of December 31, 2006, T. Rowe Price Associates, Inc ("Price Associates") had sole dispositive power for an entire holding of 1,267,400 shares and sole voting power over 267,400 shares. These securities are owned by various individual and institutional investors for whom Price Associates serves as investment advisor with power to direct investments and/or sole power to vote the securities. For purposes of the reporting requirements of the Securities Exchange Act of 1934, Price Associates expressly disclaims that it is, in fact, the beneficial owner of such securities.

(4) As of December 31, 2006, Dimensional Fund Advisors Inc ("Dimensional") an investment advisor registered under Section 203 of the Investment Advisors Act of 1940 which furnishes investment advice to four investment companies registered under the Investment Company Act of 1940 and serves as investment manager to certain other commingled groups trusts and separate accounts directly or indirectly held 1,410,462 shares of Company stock. In its role as investment advisor or manager, Dimensional possesses investment and/or voting power over 1,410,462 shares. However, Dimensional disclaims beneficial ownership of these securities. In addition, no Dimensional officer serves as an executive officer or director of the Company.

(5) As of December 31, 2006, AWM Investment Co., Inc. ("AWM"), in its capacity of investment advisor, may be deemed to have beneficial ownership of 1,105,041shares of the common stock of the Company. Mr. Austin W. Marxe and Mr. David M. Greenhouse are the controlling principals of AWM Investment Company, Inc. AWM had voting power and/or dispositive power over 1,105,041 shares.

(6) Includes 56,250 shares subject to options granted under the 2002 Stock Option Plan which are exercisable within sixty (60) days of December 31, 2006.

(7) Includes 111,667 shares subject to options granted under the 2002 Stock Option Plan which are exercisable within sixty (60) days of December 31, 2006.

(8) Includes 56,250 shares subject to options granted under the 2002 Stock Option Plan which are exercisable within sixty (60) days of December 31, 2006.

(9) Includes 80,000 shares subject to options granted under the 2002 Stock Option Plan which are exercisable within sixty (60) days of December 31, 2006.

(10) Includes 103,750 shares subject to options granted under the 2002 Stock Option Plan which are exercisable within sixty (60) days of December 31, 2006.

(11) Includes 46,667 shares subject to options granted under the 2002 Stock Option Plan which are exercisable within sixty (60) days of December 31, 2006.

(12) Includes 6,200 shares held in an IRA account in the name of Teresa A. Henning to which Mr. Henning claims beneficial ownership, and 80,000 shares subject to options granted under the 2002 Stock Option Plan which are exercisable within sixty (60) days of December 31, 2006.

(13) Includes 5,000 shares subject to options granted under the 2002 Stock Option Plan which are exercisable within sixty (60) days of December 31, 2006.

(14) Mr. McGarvey was elected to the Board of Directors in February 2006 and does not own any of the Company's stock and has not been issued any options under the 2002 Stock Option Plan which are exercisable within sixty (60) days of December 31, 2006.

(15) Includes 150,000 shares subject to options granted under the 2002 Stock Option Plan which are exercisable within sixty (60) days of December 31, 2006.

(16) Includes 689,584 shares subject to options granted under the 2002 Stock Option Plan which are exercisable within sixty (60) days of December 31, 2006.

         Additional information required by this item covering equity compensation plans offered by the Company is incorporated by reference from Note 10 to the consolidated financial statements contained in Item 15.


ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
                  INDEPENDENCE

         The Company's policy is to forbid all related party transactions; hence there is no separate policy to govern Board of Directors review or approval of such matters. During the year ended December 31, 2006, there were no related party transactions.


ITEM 14.          PRINCIPAL ACCOUNTING FEES AND SERVICES

         The Audit Committee of the Board of Directors of Monterey Gourmet Foods has selected BDO Seidman, LLP as independent registered public accounting firm to audit the consolidated financial statements of Monterey Gourmet Foods for the calendar year ending December 31, 2006. BDO Seidman, LLP has acted in such capacity since its appointment in fiscal year 1997. The following table sets forth the aggregate fees billed to Monterey Gourmet Foods for the years ended December 31, 2006 and December 31, 2005 by BDO Seidman, LLP:

                                                   Fiscal 2006    Fiscal 2005
                                                   -----------    -----------

      Audit Fees (1)...........................      $318,000       $288,000

      Audit-Related Fees (2)...................       $30,000        $40,000

      Tax Fees (3).............................       $56,000        $55,000

      All Other Fees ..........................            $0             $0

         (1) Audit Fees consist of fees billed for professional services rendered for the audit of the Company's consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by BDO Seidman, LLP in connection with statutory and regulatory filings or engagements. Fiscal 2005 fees have been revised from the original 2005 filing to include additional fees billed in 2006 in relation to the 2005 audit.
         (2) Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company's consolidated financial statements and are not reported under "Audit Fees." These services generally include fees for due diligence related to business acquisitions and equity awards.
         (3) Tax Fees consist of fees billed for professional services rendered for annual compliance filings, ongoing tax planning, and consultation regarding the tax implication of proposed or pending transactions.

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

                                     PART IV


ITEM 15.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) - (2)      Consolidated Financial Statements of Monterey Gourmet Foods:                  Page Number (s)
                                                                                                ---------------
          Report of Independent Registered Public Accounting Firm                                      41
          Consolidated Balance Sheets: Year-End 2006 and 2005                                          42
          Consolidated Statements of Operations: Years Ended 2006, 2005 and 2004                       43
          Consolidated Statements of Stockholders' Equity: Years Ended 2006, 2005 and 2004             44
          Consolidated Statements of Cash Flows:  Years Ended 2006, 2005 and 2004                      45
          Summary of Significant Accounting Policies                                                46-51
          Notes to Consolidated Financial Statements                                                52-69
          Schedule II - Valuation and Qualifying Accounts                                              70

         All other schedules have been omitted since the required information is contained in the Consolidated Financial Statements or because such schedules are not required.

(a)(3) Exhibits: See Index to Exhibits on page 72. The Exhibits listed in the accompanying Index of Exhibits are filed or incorporated by reference as part of this report. Exhibit Nos. 10.1, 10.2, and 10.7, are management contracts or compensatory plans or arrangements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Stockholders and Board of Directors of Monterey Gourmet Foods, Inc.


We have audited the accompanying consolidated balance sheets of Monterey Gourmet Foods, Inc. as of December 31, 2006 and December 31, 2005 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2006. We have also audited the schedule listed in the accompanying index at Item 15(a). These consolidated financial statements and the schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Monterey Gourmet Foods, Inc. at December 31, 2006 and December 31, 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.

As discussed in Note 9 to the Consolidated Financial Statements, effective January 1, 2006 the Company adopted the provisions of Statement of Financial Accounting No. 123 (Revised 2004), Share-Based Payment.

BDO Seidman, LLP
San Francisco, California
March 21, 2007

                                               MONTEREY GOURMET FOODS, INC.
                                               CONSOLIDATED BALANCE SHEETS
                                           (in thousands, except share amounts)

                                                                                   December 31, 2006    December 31, 2005
                                                                                   -----------------    -----------------
ASSETS
Current assets:
  Cash and cash equivalents                                                        $           4,281    $             330
  Accounts receivable less allowances of $722 and $992                                         9,958                9,342
  Inventories                                                                                  7,574                6,949
  Deferred tax assets-current                                                                    793                1,030
  Prepaid expenses and other                                                                     807                  866
                                                                                   -----------------    -----------------

   Total current assets                                                                       23,413               18,517

  Property and equipment, net                                                                 15,303               14,324
  Deferred tax assets-long term                                                                3,315                6,172
  Deposits and other                                                                             174                  148
  Intangible assets, net                                                                       7,052               11,088
  Goodwill                                                                                    13,211               11,956
                                                                                   -----------------    -----------------

   Total assets                                                                    $          62,468    $          62,205
                                                                                   =================    =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Bank overdraft                                                                  $              --    $           1,507
   Line of credit                                                                                 --                3,000
  Accounts payable                                                                             7,835                4,171
  Accrued payroll and related benefits                                                         1,487                1,246
  Accrued and other current liabilities                                                        1,577                1,053
  Current portion of notes, loans, and capital leases payable                                  1,018                2,521
                                                                                   -----------------    -----------------

   Total current liabilities                                                                  11,917               13,498

Notes, loans, and capital leases payable, less current portion                                   129                6,626

Deferred tax liability-long term                                                                  --                2,812

Minority interest                                                                                159                  159

Stockholders' equity:
  Preferred stock, $.001 par value,
  1,000,000 shares authorized, none outstanding
  Common stock, $.001 par value,
  50,000,000 shares authorized, 17,307,647 and 14,514,038 issued and outstanding                  17                   14
  Additional paid-in capital                                                                  59,796               45,534
  Accumulated deficit                                                                         (9,550)              (6,438)
                                                                                   -----------------    -----------------
  Total stockholders' equity                                                                  50,263               39,110
                                                                                   -----------------    -----------------

   Total liabilities and stockholders' equity                                      $          62,468    $          62,205
                                                                                   =================    =================

         See accompanying summary of significant accounting policies and notes to consolidated financial statements.

                                MONTEREY GOURMET FOODS, INC.
                           CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except share and per share amounts)

                                                               Years Ended
                                               --------------------------------------------
                                                   2006            2005            2004
                                               ------------    ------------    ------------
Net revenues                                   $     94,297    $     85,248    $     62,491

Cost of sales                                        66,858          62,016          46,023
                                               ------------    ------------    ------------

Gross profit                                         27,439          23,232          16,468

Selling, general and administrative expenses         26,754          23,590          18,224
Impairment of intangible assets                       3,160              --              --
Gain (loss) on disposition of assets                     13              --              (5)
                                               ------------    ------------    ------------
Operating loss                                       (2,462)           (358)         (1,761)

Other income, net                                        --              18              42
Interest expense, net                                  (355)           (628)           (130)
                                               ------------    ------------    ------------

Loss before provision for income taxes               (2,817)           (968)         (1,849)

Income tax benefit (provision)                         (295)            431             505
                                               ------------    ------------    ------------

 Net  loss                                     $     (3,112)   $       (537)   $     (1,344)
                                               ============    ============    ============


Basic loss per common share                    ($      0.19)   ($      0.04)   ($      0.09)

Diluted loss per common share                  ($      0.19)   ($      0.04)   ($      0.09)

Weighted average basic shares outstanding        16,100,250      14,450,251      14,343,386
Weighted average diluted shares outstanding      16,100,250      14,450,251      14,343,386

         See accompanying summary of significant accounting policies and notes to consolidated financial statements.

                                                    MONTEREY GOURMET FOODS, INC.
                                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                              FOR THE YEARS ENDED 2004, 2005, and 2006
                                                (in thousands, except share amounts)

                                                     Common Stock
                                           ---------------------------------     Additional        Accumulated
                                                Shares           Amount        Paid-in Capital       Deficit             Total
                                           ---------------   ---------------   ---------------   ---------------    ---------------
Balance, end of 2003                            14,213,682   $            14   $        44,578   $        (4,557)   $        40,035

Issuance of common stock under
Employee Stock Purchase Plan                        14,964                --                43                --                 43

Exercise of stock options for cash                 163,928                --               427                --                427
Tax benefit of disqualifying dispositions               --                --                55                --                 55

Net loss for the year                                   --                --                --            (1,344)            (1,344)
                                           ---------------   ---------------   ---------------   ---------------    ---------------

Balance, end of 2004                            14,392,574   $            14   $        45,103   $        (5,901)   $        39,216

Issuance of common stock under
Employee Stock Purchase Plan                         8,198                --                25                --                 25

Exercise of stock options for cash                  51,116                --               128                --                128

Stock-based compensation                                --                --                80                --                 80

Issuances of stock as part of an
acquisition                                         62,150                --               198                --                198

Net loss for the year                                   --                --                --              (537)              (537)
                                           ---------------   ---------------   ---------------   ---------------    ---------------

Balance, end of 2005                            14,514,038   $            14   $        45,534   $        (6,438)   $        39,110

Issuance of common stock under
Employee Stock Purchase Plan                        10,900                --                32                --                 32

Exercise of stock options for cash                 308,709                --               894                --                894

Issuance of stock as part of an
acquisition                                        300,000                --             1,186                --              1,186

Stock issued as part of PIPE Financing           2,174,000                 3            11,632                --             11,635

Tax benefit of disqualifying
dispositions                                            --                --                 2                --                  2

Stock-based compensation                                --                --               516                --                516

Net loss for the year                                   --                --                --            (3,112)            (3,112)
                                           ---------------   ---------------   ---------------   ---------------    ---------------

Balance, end of 2006                            17,307,647   $            17   $        59,796   $        (9,550)   $        50,263
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

                                            MONTEREY GOURMET FOODS, INC.
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (in thousands, except share amounts)

                                                                                        Years Ended
                                                                       --------------------------------------------
                                                                           2006            2005            2004
                                                                       ------------    ------------    ------------
Cash flows from operating activities:
Net loss                                                               $     (3,112)   $       (537)   $     (1,344)
Adjustments to reconcile net  loss to net cash provided by (used in)
   operating activities net of acquisition:
           Deferred income taxes                                                282            (379)           (557)
           Depreciation and amortization                                      2,926           3,033           2,510
           Impairment of intangibles                                          3,160              --              --
           Provisions for allowances for bad debts, returns,
              adjustments and spoils                                          4,876           4,792           3,646
           Provisions for inventory allowances                                  629             499             550
           Tax benefit of disqualifying dispositions                             --              --              55
           Stock-based compensation                                             516              80              --
           (Gain) Loss on disposition of assets                                 (13)             --               5
           Changes in assets and liabilities:
               Accounts receivable                                           (5,492)         (6,554)         (2,924)
               Inventories                                                   (1,254)         (2,473)           (267)
               Prepaid expenses and other                                        33             205             538
               Accounts payable                                               3,664             972              (3)
               Accrued and other current liabilities                            765            (742)           (311)
                                                                       ------------    ------------    ------------
Net cash provided by (used in) operating activities                           6,980          (1,104)          1,898
                                                                       ------------    ------------    ------------

Cash flows from investing activities:
           Purchase of property and equipment                                (3,010)         (1,071)           (777)
           Proceeds from sale of fixed assets                                    13              --              --
           Acquisition of business net of cash and minority interest            (69)         (9,062)         (7,689)
                                                                       ------------    ------------    ------------
Net cash used in investing activities                                        (3,066)        (10,133)         (8,466)
                                                                       ------------    ------------    ------------

Cash flows from financing activities:
           Proceeds from bank borrowing                                          --           7,500           2,000
           Bank overdraft                                                    (1,507)          1,507              --
           Line of credit                                                    (3,000)          3,000              --
           Repayment of debt                                                 (7,992)         (1,143)           (610)
           Tax benefit of disqualifying dispositions                              2              --              --
           Repayment of capital lease obligations                               (27)            (19)             (8)
           Proceeds from issuance of common stock                            12,561             153             470
                                                                       ------------    ------------    ------------
Net cash provided by financing activities                                        37          10,998           1,852
                                                                       ------------    ------------    ------------

Net increase (decrease) in cash and cash equivalents                          3,951            (239)         (4,716)

Cash and cash equivalents, beginning of period                                  330             569           5,285
                                                                       ------------    ------------    ------------
Cash and cash equivalents, end of period                               $      4,281    $        330    $        569
                                                                       ============    ============    ============

Cash payments:
             Interest                                                  $        501    $        634    $        131
             Income taxes                                                         6               7              89

Non-cash investing and financing activities:
             Note issued to seller in acquisition of business          $         --    $         --    $      1,000
             Capital lease obligations                                           19              86               5
             Issuance of stock for acquisition of business                    1,186             198              --

         See accompanying summary of significant accounting policies and notes to consolidated financial statements.

                           MONTEREY GOURMET FOODS, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     1.  Summary of Significant Accounting Policies

         Principles of Consolidation and Nature of Operations

         The consolidated financial statements include the accounts of Monterey Gourmet Foods, Inc. (a producer, distributor, and marketer of refrigerated gourmet food products), together with its wholly owned subsidiaries, Monterey Pasta Development Company (a franchiser of restaurants - inactive), CIBO Naturals, LLC (100% owned as of January 12, 2006), Casual Gourmet Foods, Inc. (100% owned as of September 29, 2006) and 80% owned Sonoma Foods, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation. Collectively, Monterey Gourmet Foods, CIBO Naturals, LLC, Monterey Pasta Development Company, Casual Gourmet Foods, and Sonoma Foods are referred to as the "Company."

         The consolidated financial statements include the Company's accounts and the accounts of wholly- and majority-owned subsidiaries. The Company consolidates all of the majority-owned subsidiaries and reflects minority interest of Sonoma Foods on the consolidated balance sheet because of the uncertainty that Monterey will purchase the remaining shares from the minority shareholders. Monterey is the sole source of any financing needed by its majority-owned subsidiaries.

         The Company's production facilities and distribution center are located in Salinas (Monterey County), California, Seattle, Washington, and Eugene, Oregon. Its products are available throughout the United States as well as selected distribution areas in Canada, the Caribbean, Latin America, and Asia Pacific. The principal customers are retail grocery and club stores. The Company offers credit and payment terms to its customers in line with industry practices, generally calling for unsecured trade accounts receivable.

         The Company reported losses for the years 2004, 2005, and 2006 and at December 31, 2006 the company had an accumulated deficit of $9,550,000. The Company generated $7 million in cash from operating activities during 2006 and raised $11.6 million through a private equity transaction. Management believes that the Company's current cash balances and future operating projections will provide adequate liquidity to meet the Company's planned capital and operating requirements for normal operations and capital expenditures through the 2007 calendar year. See Note 7 for a description of the Company's credit facility.

         Accounting Periods

         The Company operates and reports results on a calendar year. The calendar year ended on December 31, 2006.

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

         Inventory Valuation

         Inventories are stated at the lower of cost (using the first-in, first-out method) or market and consist principally of component ingredients to the Company's refrigerated pasta and sauces, finished goods, and packaging materials. Many of the ingredients used in the Company's products are short shelf-lived products and if not used in a certain amount of time may spoil. Management estimates that the raw material will be used in a timely manner; however, management has established certain reserves for the potential of inventory obsolescence, especially for slow moving inventory. As of December 31, 2006 and December 31, 2005, the Company reduced the carrying value of its inventory by $273,000 and $123,000 respectively. This write-down was made to cover certain refrigerated raw material inventory that is nearing its shelf-life, certain packaging labels for products that may be rotated out of the Club Store accounts and for products that have already been rotated out of the Club Store accounts that may or may not be rotated back into the Club Store accounts. The allowance is established based on management's estimate of alternative usage or salvage value of obsolete inventory. Management believes its estimates for spoiled and obsolete inventory are adequate given the current volume of business to current customers.

         Advertising Costs

         The Company expenses advertising costs as incurred or when the related campaign commences. The Company spent $107,000, $253,000 and $149,000 on advertising during, 2006, 2005, and 2004, respectively.

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

         Valuation of Goodwill/Indefinite-lived Intangible Assets

         Under SFAS 142, "Goodwill and Other Intangible Assets" goodwill and intangible assets with indefinite useful lives are to be tested for impairment at least annually. The primary identifiable intangible assets of the Company's reporting unit with indefinite lives are trademarks, tradenames and goodwill acquired in business acquisitions. As of December 31, 2006, the net book value of trademarks and other identifiable indefinite-lived intangible assets was $2.7 million.

         The Company defines a reporting unit as a unit one level below its operating segment. A reporting unit exists if the component constitutes a business for which discrete financial information is available and senior managers regularly review the operating results of the component. As of December 31, 2006, the Company determined that it had one reporting unit based on the Company's internal reorganization which integrated the Company's brands to a more functional reporting structure. Prior to the fourth quarter of 2006, the Company had four reporting units as its acquirees' operations were not integrated.

         Identifiable indefinite-lived intangible assets are not subject to amortization and are assessed for impairment at least as often as annually and as triggering events may occur. The impairment test for identifiable intangible assets not subject to amortization consists of a comparison of the fair value of the intangible asset's reporting unit with its carrying amount. If the carrying amount exceeds the fair value, then a second step of impairment is performed to measure the impairment loss, if any. Given the Company's internal reorganization in which the Company operates under one reporting unit, management primarily relies on the Company's market capitalization to determine fair value. Secondarily, the Company relies on a number of factors to discount anticipated future cash flows including operating results, business plans and present value techniques. Rates used to discount cash flows are dependent upon interest rates and the cost of capital at the relevant point in time. There are inherent uncertainties related to these factors and management's judgment in applying them to the analysis of intangible asset impairment. It is possible that assumptions underlying the impairment analysis will change in such a manner that impairment in value may occur in the future.

         Goodwill is not amortized but is subject to periodic assessments of impairment. At December 31, 2006, the Company had $13.2 million of goodwill on its books. Goodwill is assessed for impairment at least as often as annually and as triggering events may occur. The Company performs its annual review in the fourth quarter of each year. Recoverability of goodwill is evaluated using a comparison of the fair value of a reporting unit with its carrying value.

         In evaluating the recoverability of goodwill, it is necessary to estimate the fair value of the reporting unit. In making this assessment, management relies on a number of factors to discount anticipated future cash flows including operating results, business plans and present value techniques. Rates used to discount cash flows are dependent upon interest rates and the cost of capital at the relevant point in time. There are inherent uncertainties related to these factors and management's judgment in applying them to the analysis of goodwill impairment. It is possible that assumptions underlying the impairment analysis will change in such a manner that impairment may occur in the future.

         Valuation of Plant and Equipment and finite-lived Intangible Assets

         In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-lived Assets ("SFAS 144"), management reviews finite-lived long-lived assets, primarily consisting of plant and equipment and amortized intangible assets such as acquired recipes, customer lists and non-compete agreements, whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Intangible assets with finite useful lives continue to be amortized over their respective estimated useful lives. The estimated useful life of an identifiable intangible asset is based upon a number of factors, including the effects of demand, competition, and future cash flows. For these assets, if the total expected future undiscounted cash flows from the asset group is less than the carrying amount of the asset group, an impairment loss is recognized for the difference between the fair value of the carrying value of the asset group. The impairment tests require management to estimate the undiscounted cash flows and fair value of the asset groups. As of December 31, 2006, the net book value of finite-lived intangible assets was $4.3 million.

         When analyzing finite, long-lived assets for potential impairment, significant assumptions are used in determining the undiscounted cash flows of the asset group, including the cash flows attributed to the asset group; future cash flows of the asset group, including estimates of future growth rates; and the period of time in which the assets will be held and used. The Company primarily determines fair values of the asset group using discounted cash flow models. In addition, to estimate fair value management is required to estimate the discount rate that incorporates the time value of money and risk inherent in future cash flows.


         Impairment of finite-lived and indefinite-lived Intangible Assets

         In the third quarter of 2006, it was determined that the identifiable intangible assets of Casual Gourmet Foods (including customer relationships, recipes and processes, non-competition agreements, and trade name) were impaired as their undiscounted cash flows were insufficient to recover the carrying value. Accordingly, the impairment charge was measured in accordance with SFAS 144 as the excess of the carrying value over the fair value of the respective assets.

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


         Income Taxes and Deferred Tax Asset Valuation Allowance

         The Company accounts for corporate income taxes in accordance with SFAS 109, "Accounting for Income Taxes" which requires an asset and liability approach. This approach results in the recognition of deferred tax assets (future tax benefits) and liabilities for the expected future tax consequences of temporary timing differences between the book carrying amounts and the tax basis of assets and liabilities. Future tax benefits are subject to a valuation allowance to the extent of the likelihood that the deferred tax assets may not be realized. The Company's deferred tax assets include significant amounts of net operating losses (`NOLs"). During 2006, the valuation allowance was increased based on the management's judgment that it is not more-likely-than-not that all of its deferred tax assets could be realized due to the intangible asset impairment of the Casual Gourmet Foods which affected the Company's assessment of the realization of our NOLs. The amount of the valuation allowance is significantly dependant on management's assumptions regarding future taxable income and the availability of these NOLs to offset future taxable income. The effect on the Company's net income is significant whenever the estimate changes. The Company has a valuation allowance against deferred tax assets of $1.5 million as of December 31, 2006.

         Revenue Recognition

         The Company recognizes revenues through sales of its products primarily to grocery and club store chains. Revenues are recognized once there is evidence of an arrangement (such as a customer purchase order), product has been shipped to the customer or (in the case of Costco wholesales) when the product has been delivered to the customer, the price and terms are fixed, and collectibility is reasonably assured. Accordingly, sales are recorded when goods are shipped or delivered, at which time title and risk of loss have passed to the customer, consistent with the freight terms for the customer. Potential returns, adjustments and spoilage allowances which reduce net revenues are provided for in accounts receivable allowances and accruals. All pricing is quoted FOB shipping point to customers with freight included in the price for the convenience of the customer.

         The Company records shipping cost for product delivered to customers in selling general and administrative expense. These costs were approximately $5,764,000, $ 4,361,000 and $3,201,000 for 2006, 2005, and 2004 respectively.
Any amounts charged to customers for freight and deliveries are included in revenues and approximate the amount recorded in SG&A. Certain incentives granted to customers such as promotions, trade ads, slotting fees, terms discounts, and coupons are recorded as offsets to revenues.

         Workers Compensation Reserve

         The Company's California and Oregon locations entered into a partially self-insured worker's compensation program for fiscal year 2003 and have continued the program through 2006 and into 2007. This program features a fixed annual payment, with a deductible on a per occurrence basis. The annual expense consists of a base fee paid to an insurance company to administer the program, direct cash expenses to pay for injuries, an estimate for potential injuries that may have occurred but have not been reported, an estimate by the insurance company of costs to close out each injury and an estimate for injury development. The Company has been on this partially self-insured program for four years and therefore has limited history of claim resolution available to support the Company's projected liabilities. Therefore the Company is using published industry actuarial data from an insurance carrier and reviewing each claim individually to determine the amount of reserves that should be established. Management believes that its current safety program and its safety record will provide the foundation to enable the Company to realize the premium savings partially self-insured programs are designed to achieve; however, estimated reserves may vary from future cash outlays. The remaining locations are on a fixed premium insurance contract that covers all costs including claims.

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

         The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company's fiscal year 2006. Consolidated financial statements as of December 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). There was no stock-based compensation expense related to employee or director stock options recognized during 2005. During 2006, the Company recognized $516,000 in stock-based compensation expense.

         On June 23, 2005 the Company accelerated the vesting of all stock options outstanding under the Company's 2002 Stock Option Plan (formerly the 1993 Stock Option Plan) that have exercise prices per share higher than the closing price of the Company's common stock on June 23, 2005, which was $3.07. Options to purchase 422,600 shares of the Company's common stock became exercisable immediately. No other changes to these options were made. These options range in price from a low of $3.25 to a high of $4.99 with an average of $3.53. The primary purpose of the accelerated vesting was to eliminate future compensation expense the Company would otherwise recognize in its statement of operations with respect to these accelerated options upon the adoption of SFAS 123R "Share-Based Payment". The acceleration of the vesting of these options did not impact the Company's financial statements.

         Stock options issued prior to November 1, 2005 vested over a two year period while stock options issued after November 1, 2005 vest over a three year period. In addition, the Company has significantly reduced the number of employees who previously would have been eligible to receive stock options.

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

         Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. The most significant estimates made by the Company are those related to accounts receivable and deferred tax allowances, allocation of purchase price of acquired businesses, workers compensation reserves, assumptions regarding the expense of stock-based compensation, depreciation of fixed assets, amortization of acquired intangible assets, and impairment assessments made for intangible assets and goodwill.

         Indemnifications

         The Company follows FASB Interpretation No. ("FIN") 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN 45 requires a guarantor to recognize, at the inception of a qualified guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.

         Pursuant to its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The Company has no liabilities recorded for these agreements as of December 31, 2006.

         The Company enters into indemnification provisions under (i) its agreements with other companies both in extraordinary transactions (such as acquisitions of a material amount of assets or other investment in other companies) and in its ordinary course of business, typically with business partners, contractors and customers, and its sublandlord and (ii) its agreements with investors. Under these provisions the Company has agreed to generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company's activities or, in some cases, as a result of the indemnified party's activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by the Company with regard to intellectual property and other rights. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. To date, the Company has not incurred any costs as there have been no lawsuits or claims related to these indemnification agreements. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2006.

         New Accounting Pronouncements

         In December 2006, the FASB issued FSP EITF 00-19-2, Accounting for Registration Payment Arrangements ("FSP 00-19-2") which addresses accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. ESP 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of EITF 00-19-2, this guidance is effective for financial statement issued for fiscal years beginning after December 15, 2006 and interim period within those fiscal years. The Company is currently evaluating the impact that the adoption of ESP 00-19-2 may have on its financial statements.

         In September 2006, the FASB issued SFAS 157 "Fair Value Measurements", which provides enhanced guidance for using fair value to measure assets and liabilities and also expands information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other accounting standards require or permit assets and liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently assessing the impact of SFAS 157.

         In September 2006, the Securities and Exchange Commission (SEC) issued SAB No. 108, Materiality. The interpretations in SAB 108 are being issued to address diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet. SAB 108 is effective for the first interim period of the first fiscal year ending after November 15, 2006. The Company's adoption of the provisions of SAB 108 did not impact its financial condition or results of operations.

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

         In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections." This new standard replaces APB Opinion No. 20, "Accounting Changes in Interim Financial Statements," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements," and represents another step in the FASB's goal to converge its standards with those issued by the International Accounting Standards Board ("IASB"). Among other changes, SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impractical to do so. SFAS 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a "restatement." The new standard was effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. As of December 31, 2006 this pronouncement had no impact on the Company's consolidated financial statements.

         In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to provide additional information that will help investors and other financial statement users to more easily understand the effect of the company's choice to use fair value on its earnings. Finally, SFAS 159 requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS 159 is effective as of the beginning of an entity's first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS 157 (see above). The Company is currently assessing the impact of SFAS 159 which it will be required to adopt.

         Reclassifications

         Certain of the prior year financial statement amounts have been reclassified to conform to the current year presentation. These reclassifications had no impact on previously reported income or accumulated deficit.

         Earnings per Share

         Basic earnings per share is based on the weighted average number of common shares outstanding during the calendar period. Diluted earnings per share is based on the weighted average number of common shares outstanding plus, where applicable, the additional common shares that would have been outstanding as a result of the conversion of dilutive options and warrants.

     2.  Business Acquisitions

         2006 Activities

         On January 12, 2006, the Company, Suekat LLC ("Suekat") and CIBO Naturals, LLC ("CIBO"), amended their previous agreement for the purchase and sale of limited liability company units: as a result, the Company acquired the remaining 15.5% of CIBO from Suekat in exchange for 300,000 unregistered shares of the Company's common stock with a market value of $1,186,000. The purchase price was all allocated to goodwill. The shares were later registered as part of the registration statement filed with the SEC on Form S-3 on July 19, 2006.

         On March 31, 2006, the Company purchased an additional 10% interest in Casual Gourmet Foods, Inc. ("Casual") pursuant to the Company's January 11, 2005 agreement with Casual and its shareholders. The purchase price for the additional 10% ownership was $1,600 which increased the Company's ownership of Casual to 70%. The purchase price was all allocated to goodwill. Casual, which produces branded gourmet sausages and other food products, is a Florida corporation.

         On September 29, 2006, the Company, Casual, and the shareholders of Casual entered into an agreement to amend the Purchase Agreement dated January 11, 2005, to accelerate the Third Closing and Final Closing to set the amount of the Third Payment and Final Payment, and to accelerate the purchase by the Company of the remaining 30% of Casual's outstanding shares for $23,000. A copy of the Amendment to the Stock Purchase Agreement was filed on Form 8-K filed with the SEC on October 5, 2006, and is incorporated here by reference.

         The Casual Gourmet Foods Purchase in 2005

         On January 11, 2005, the Company entered into a definitive agreement with Casual Gourmet Foods, Inc. ("Casual"), and the shareholders of Casual ("Shareholders") for the purchase by the Company of 100% of Casual's outstanding shares. The acquisition was structured to provide that the Company acquired 60% of Casual's outstanding shares immediately and the remaining 40% over the next three years. Casual, which produces branded gourmet sausages and other food products, is a Florida corporation. Prior to entering into the Stock Purchase Agreement, there were no existing material relationships between or among the Company and Casual or its Shareholders. The Company acquired Casual in order to expand and diversify its product line in the specialty foods category in which it competes.

         For its initial acquisition, the Company paid $6.0 million in cash plus acquisition costs of $159,000. The Company purchased the remaining 40% of Casual Gourmet Foods, Inc. in 2006. The details of the 40% purchase is described in the 2006 activities above.

         Casual markets a wide range of refrigerated branded specialty items, including chicken sausages, chicken burgers, and gourmet soups. Their products are sold in club stores and retail food stores. Some of their most popular sausage items include red bell pepper with basil, and spinach with Asiago cheese.

         As part of the acquisition, Monterey Gourmet Foods commissioned a valuation study to determine the components that represent the intangible assets and goodwill purchased as part of the initial purchase price. Under the purchase method of accounting, the total purchase price is allocated to Casual's tangible and intangible assets based upon their estimated fair value as of the date of completion of the acquisition. Based upon the purchase price, the purchase price allocation is as follows (in thousands of dollars):


            Cash paid directly to owners of Casual                      $    6,000
            Acquisition costs incurred                                         159
                                                                        ----------
               Total cost of acquisition                                     6,159
                                                                        ----------
            Liabilities assumed:
                Accounts payable                                               325
                Income taxes payable                                           159
                Other accrued liabilities                                      504
                Long-term notes payable                                        266
                Deferred tax liability created at time of acquisition        1,069

            Tangible assets acquired:
                 Cash on hand                                                 (524)
                Accounts receivable, net                                      (524)
                Income tax refund recievable                                  (264)
                Inventory                                                     (315)
                Prepaid expenses and other                                     (30)
                Fixed assets                                                  (183)
            Computed interest on non-interest bearing notes                      8
            Intangible assets acquired:
                Customer Relations                                          (2,500)
                Non Compete                                                   (800)
                Trademarks                                                    (840)
                Recipes                                                       (400)

                                                                        ----------
            Goodwill acquired in transaction                            $    2,110
                                                                        ==========

         As a result of a significant reduction in sales at Casual Gourmet Foods, the Company determined that indicators of impairment existed for the Casual Gourmet Foods intangible assets and potentially the reporting unit as a whole during the third quarter of 2006. Accordingly, in accordance with Statement of Financial Accounting Standard ("SFAS") No. 142, "Goodwill and Other Intangible Assets" and SFAS No. 144 "Accounting for the Impairment of Disposal of Long-Lived Assets," the Company applied impairment tests to its intangible assets, including goodwill. As a result of this testing and in accordance with SFAS No. 142, the Company recorded a pre-tax, non-cash charge of approximately $3.2 million in the third quarter of 2006 related to the impairment of intangible assets associated with the acquisition of Casual Gourmet Foods in January 2005. The values of the intangible assets and goodwill recorded as assets on the Company's balance sheet at December 31, 2006 are:

            Current values of intangible assets (in thousands)

                Customer Relations                               $       67
                Non Compete                                             128
                Trademarks                                              440
                Recipes                                                  38
                Goodwill                                              2,135
                                                                 ----------
            Total                                                $    2,808
                                                                 ==========


         The Sonoma Foods Purchase in 2005

         On April 7, 2005, the Company entered into a definitive agreement with Sonoma Foods, Inc. ("Sonoma") and the shareholders of Sonoma ("Shareholders") for the purchase by the Company of 80% of Sonoma's outstanding shares ("Stock Purchase Agreement"). The Stock Purchase Agreement provides options for Sonoma's two other shareholders to sell their remaining 20% interest after four years and, if that option is not exercised, there is an option for the Company to acquire the interest after seven years. This option has a $0 fair value since the option does not offer the holder any material economic advantage. Sonoma will continue to operate under its current management with its Board of Directors controlled by the Company.

         Sonoma markets a variety of refrigerated branded specialty cheese items, including its flagship products, Sonoma Jack Cheeses in a variety of flavors. Sonoma's products are sold in retail supermarkets, club stores, and specialty food stores across the US with the greatest penetration in the Western US markets. Some of the most popular cheese flavors include Hot Pepper Jack

Cheese, Garlic Jack Cheese, Mediterranean Jack Cheese and Pesto Jack Cheese. Sonoma maintains its headquarters in Sonoma, CA. The Company acquired Sonoma in order to expand and diversify its product line in the specialty foods category in which it competes.

         For its initial acquisition of 80% of Sonoma's outstanding shares, the Company paid $3.3 million in cash and issued 62,150 shares of the Company's common stock valued at $198,000 plus acquisition costs of $129,000. Purchase of the remaining shares will be at a price derived from a predetermined calculation based upon a percentage of earnings before taxes, interest, bonuses, depreciation and amortization during the interim periods. Sonoma will remain a separate entity and, under additional agreement between the Company, Sonoma and the Shareholders, Sonoma's day-to-day operations until the acquisition is completed are managed by Sonoma's existing management; The Company controls a majority of the Board of Directors and will be entitled to all future profits and is at risk for all future losses, if any.

         As part of the acquisition, the Company commissioned a valuation study to determine the components that represent the intangible assets and goodwill purchased as part of the initial purchase price. Under the purchase method of accounting, the total purchase price was allocated to Sonoma's tangible and intangible assets based upon their estimated fair value as of the date of completion of the acquisition. Based upon the purchase price, the purchase price allocation was as follows (in thousands of dollars):

            Cash paid directly to Sonoma for debt payment      $    3,000
            Cash paid directly to owners of Sonoma                    300
            Value of 61,250 shares of Monterey Gourmet Foods
                   common stock issued to owners of Sonoma            198
            Acquisition costs incurred                                129
                                                               ----------
               Total cost of acquisition                            3,627
                                                               ----------

            Accounts payable assumed                                  577
            Notes, loans, and capital leases payable                  287
            Minority interest                                         159
            Cash acquired at time of acquisition                       --
            Inventory valuation adjustment to market                   (8)
            Tangible assets acquired:
               Accounts receivable less allowances                   (580)
                Inventories                                          (330)
                Deferred tax assets-current                            (1)
                Prepaid expenses and other                             (2)
                Property and equipment                               (529)
                Deposits and other                                   (104)
            Intangible assets assumed:
                Non-compete agreements                                (56)
                Customers                                            (762)
                Tradenames                                           (574)
                                                               ----------
            Goodwill acquired in transaction                   $    1,704
                                                               ==========


         The following unaudited pro forma financial information presents a summary of our consolidated results of operations for the year ended December 31, 2005 assuming Casual Gourmet Foods, Inc. (see the Company's current reports on Form 8-K and 8-K/A dated January 18 and March 28, 2005, respectively), and Sonoma Foods, Inc. (see the Company's current reports on Form 8-K and 8-K/A dated April 13 and June 22, 2005, respectively) acquisitions had taken place as of January 1, 2005 (in thousands except per share data).

                                                     December 31, 2005
                                                     -----------------
                                                        (unaudited)

 Net revenues                                        $          87,815

Net loss                                             $            (660)
                                                     =================

Net loss per common share:
Basic loss per common share                          $           (0.05)
                                                     =================

Diluted loss per common share                        $           (0.05)
                                                     =================

 Basic shares outstanding                                   14,450,251
 Diluted shares outstanding                                 14,450,251


         The unaudited condensed pro forma financial information has been prepared for comparative purposes only and reflects the historical audited results of Casual Gourmet Foods and Sonoma Foods. The pro forma financial information includes adjustments to reflect interest expense generated from cash that was used for the acquisition and related income tax adjustments. The pro forma information also includes an estimate of amortization of identifiable intangible assets. The pro forma information does not purport to be indicative of operating results that would have been achieved had the acquisition taken place on the dates indicated or the results that may be obtained in the future.


     3.  Concentration of Credit Risk

         Financial instruments, which potentially subject the Company to concentration of credit risk, include cash, cash equivalents, and accounts receivable. The Company maintains its cash accounts in Comerica Bank in Fresno, California. The bank cash balances are insured by the Federal Deposit Insurance Corporation up to $100,000. In addition, as of December 31, 2006, approximately 58% of the Company's accounts receivables are concentrated with two major customers (See Note 11).

     4.  Inventories

            Inventories consisted of the following:

                                                           2006             2005
                                                        ------------    ------------
                                                              (in thousands)
               Production - Ingredients                 $      3,178    $      2,510
               Production - Finished goods                     3,174           2,742
               Paper goods and packaging materials             1,382           1,784
               Operating supplies                                113              36
                                                        ------------    ------------
                                                               7,847           7,072
               Allowances for spoils and obsolescence           (273)           (123)
                                                        ------------    ------------
                                                        $      7,574    $      6,949
                                                        ============    ============

     5.  Property and Equipment

            Property and equipment consisted of the following:

                                                                    2006            2005
                                                                ------------    ------------
                                                                      (in thousands)
               Leasehold improvements                           $      5,508    $      5,142
               Machinery and equipment                                21,215          19,941
               Computers, office furniture and equipment               1,393           1,240
               Vehicles                                                  454             454
                                                                ------------    ------------
                                                                      28,570          26,777
               Less accumulated depreciation and amortization        (14,754)        (12,703)
                                                                ------------    ------------
                                                                      13,816          14,074
               Construction in progress                                1,487             250
                                                                ------------    ------------
                                                                $     15,303    $     14,324
                                                                ============    ============


         Construction in progress at December 31, 2006 includes deposits for equipment on order or yet to be installed. The Company believes it will cost approximately $200,000 to complete projects that have already been started.

         Depreciation expense for 2006, 2005, and 2004 was $2,052,000,
$2,075,000, and $2,029,000 respectively.


     6.  Goodwill and Other Intangible Assets

         Goodwill and other intangible assets consisted of (in thousands of dollars):

                                              Gross goodwill and intangible assets
                                            ------------------------------------------                       Net
                                             Year-end         2005        Impairments                    Accumulated      Carrying
                                                2004        Additions         2005        Year-end 2005  Amortization      Amount
                                            ------------   ------------   ------------    ------------------------------------------
Trademarks and tradenames                   $        220   $         --   $         --    $        220   $        215   $          5
Customer lists                                     4,740          3,262             --           8,002          1,361          6,641
Other intangibles                                    725          1,257             --           1,982            644          1,338
                                            ------------   ------------   ------------    ------------------------------------------
     Total amortized intangible assets             5,685          4,519             --          10,204          2,220          7,984

Intangible assets with indefinite lives            1,690          1,414             --           3,104             --          3,104
                                            ------------   ------------   ------------    ------------------------------------------

     Total intangible assets                       7,375          5,933             --          13,308          2,220         11,088

Goodwill                                           8,143          3,813             --          11,956             --         11,956
                                            ------------   ------------   ------------    ------------------------------------------

     Total goodwill and intangible assets   $     15,518   $      9,746   $         --    $     25,264   $      2,220   $     23,044
                                            ============   ============   ============    ==========================================



                                              Gross goodwill and intangible assets
                                            ------------------------------------------                       Net
                                             Year-end         2006        Impairments                    Accumulated      Carrying
                                                2005        Additions         2006        Year-end 2006  Amortization      Amount
                                            ------------   ------------   ------------    ------------------------------------------
Trademarks and tradenames                   $        220   $         --   $         --    $        220   $        220   $         --
Customer lists                                     8,002             --         (2,020)          5,982          2,031          3,951
Other intangibles                                  1,982             --           (740)          1,242            845            397
                                            ------------   ------------   ------------    ------------------------------------------
     Total amortized intangible assets            10,204             --         (2,760)          7,444          3,096          4,348

Intangible assets with indefinite lives            3,104             --           (400)          2,704             --          2,704
                                            ------------   ------------   ------------    ------------------------------------------

     Total intangible assets                      13,308             --         (3,160)         10,148          3,096          7,052

Goodwill                                          11,956          1,255             --          13,211             --         13,211
                                            ------------   ------------   ------------    ------------------------------------------

     Total goodwill and intangible assets   $     25,264   $      1,255   $     (3,160)   $     23,359   $      3,096   $     20,263
                                            ============   ============   ============    ==========================================

         All of the Company's business combinations were accounted for using the purchase method. Amortization expense was $876,000, $958,000 and $481,000 for 2006, 2005 and 2004 respectively.

         As a result of a significant reduction in sales at Casual Gourmet Foods during the third quarter of 2006 the Company determined that indicators of impairment existed for the Casual Gourmet Foods intangible assets and potentially the reporting unit as a whole. Accordingly, in accordance with Statement of Financial Accounting Standard ("SFAS") No. 142, "Goodwill and Other Intangible Assets" and SFAS No. 144 "Accounting for the Impairment of Disposal of Long-Lived Assets," the Company applied impairment tests to its intangible assets, including goodwill. As a result of this testing and in accordance with SFAS No. 142, the Company recorded a pre-tax, non-cash charge of $3.2 million in the third quarter of 2006 related to the impairment of intangible assets associated with the acquisition of Casual Gourmet Foods in January 2005, which is reflected in the table above.

         The Company performed annual impairment testing as required by SFAS 142 during the fourth quarter of 2006 to determine if any additional writedowns were necessary, with no impairment adjustments needed.

         Following is table of estimated amortization expense for the next five years:

                                  Year     Estimated Amortization
                                  ----     ----------------------
                                                  Expense
                                                  -------
                                               (In thousands)

                                  2007            $  597
                                  2008               593
                                  2009               591
                                  2010               591
                                  2011               591
                   2012 and thereafter             1,385
                                                  ------
                                 Total            $4,348
                                                  ======

     7.  Notes, Loans, and Capitalized Leases Payable

         Notes, loans and capital leases payable consist of (in thousands):

                                                                                              2006            2005
                                                                                          ------------    ------------
Subordinated note payable to OBIC Inc.; assumed from CIBO Naturals stock purchase         $        944    $      1,000
           Monthly principal payments of $8,000 starting April 1, 2006
           Matures in July 2007
Note payable to Comerica Bank to partially purchase CIBO Naturals                                   --             625
           Variable rate interest at LIBOR plus 200 basis points
           Monthly principal payments of $62,500 plus interest of approximately 7%
           Matures in October 2006; Paid off in July 2006
Note payable to Comerica Bank to partially purchase Sonoma Foods                                    --           2,208
           Variable rate interest at LIBOR plus 275 basis points
           Monthly principal payments of $41,667 plus interest of approximately 7%
           Matures in May 2010; Paid off in July 2006
Note payable to Comerica Bank to partially purchase Casual Gourmet Foods                            --           5,000
           Variable rate interest at LIBOR plus 275 basis points
           Monthly principal payments of $104,167 plus interest of approximately 7%
           Matures in February 2009; Paid off in July 2006
Notes assumed from Casual Gourmet stock purchase                                                    92             180
           Interest ranges from 0.0% to 9.35%; payable in monthly payments of $7,367
           Maturing from January 2007 through March 2011
Note payable assumed from Sonoma Foods stock purchase                                               94             121
           Payable in monthly payments of $3,857 including interest of 15.88% and 17.6%
           Matures in June 2009
Capital leases payable                                                                              17              13
                                                                                          ------------    ------------
Total notes, loans, and capital leases payable                                            $      1,147    $      9,147
Less current portion of notes, loans, and capital leases payable                                (1,018)         (2,521)
                                                                                          ------------    ------------
Notes, loans, and capital leases payable, less current portion                            $        129    $      6,626
                                                                                          ============    ============

         The weighted average interest rate on notes payable with outstanding balances at December 31, 2006 was 8%.

         Credit Facility

         The Company has a $5.0 million working capital line of credit which was not utilized as of December 31, 2006 and a letter of credit in the amount of $1,100,000 which is issued in favor of an insurance company to support a self-funded worker's compensation program and which was decreased to $800,000 on January 1, 2007. No additional loans are available to the Company without bank approval. The working capital commitment in place at December 31, 2006 expires June 1, 2007. The interest rate on this entire credit line will be calculated at the bank's prime lending rate or LIBOR plus 2.00%, which ever the Company chooses.

         The terms of the Credit Facility prohibit the payment of cash dividends (except with written approval) on the Company's capital stock and restrict payments for, among other things, repurchasing shares of Company's capital stock. Other terms of the Credit Facility limit the Company with respect to, among other things, (i) incurring additional indebtedness, (ii) adversely changing the capital structure, and (iii) acquiring assets other than in the normal course of business, and (iv) meeting certain financial covenants. As of December 31, 2006, the Company was not in violation of any bank covenant.

         Effective January 1, 2007, the Company initiated an $800,000 Letter of Credit in favor of Sentry Insurance as required collateral for a deductible worker's compensation program. The new letter of credit expires December 31, 2007.

         Future principal payments due under notes, loans, and capital leases payable are as follows (in thousands):

                           Year                      Principal Amount
                 --------------------------    ----------------------
                           2007                              $  1,018
                           2008                                    67
                           2009                                    47
                           2010                                    13
                           2011                                     2
                                               ----------------------
                                                             $  1,147
                                               ======================

         Employment Contracts

         On September 5, 2006, the Board of Directors of the Company appointed Eric Eddings as President and Chief Executive Officer of Monterey Gourmet Foods. As part of the employment contract with Mr. Eddings which was signed on September 15, 2006, the Company will pay Mr. Eddings a base salary of $285,000 per year. Mr. Eddings is eligible for an annual cash bonus based on performance and achieving certain goals. In addition, Mr. Eddings received an incentive stock option to purchase 150,000 shares of the Company's common stock vesting and exercisable in installments of 50,000 shares on each of the first, second, and third anniversaries of his employment agreement. As part of the agreement, if Mr. Eddings is terminated by the Board of Directors without cause, Mr. Eddings will be eligible for severance compensation equal to twelve months of his then applicable base annual salary.

         In addition, the management team of Casual Gourmet Foods has employment contracts that extend through the calendar year 2007 and the Sonoma Foods management team has employment contracts that extend through April 2009.


         Capitalized Leases

         The Company leases certain equipment under capitalized leases, including office equipment, and a forklift, with a liability of $68,000 and $75,000 in 2006 and 2005, respectively.


     8.  Operating Leases

         The Company currently leases production, warehouse and corporate office space as well as certain equipment in Monterey County, California under both month-to-month and non-cancelable operating lease agreements, expiring at various times through 2014. The terms of the leases generally require the Company to pay common area maintenance, taxes, insurance, and certain other costs. All building leases have renewal options (see Item 2 "Properties" on page
12) and all include cost of living adjustments. The Company records rent expense on a straight-line basis over the lease term.

         Future minimum annual lease payments due under non-cancelable operating leases with terms of more than one year are as follows (in thousands):

                   Year                           Lease Amount
                   ----                           ------------
                   2007                                $ 1,773
                   2008                                  1,528
                   2009                                  1,430
                   2010                                  1,438
                   2011                                  1,449
                   2012 and Thereafter                   3,088
                                                --------------
                                                      $ 10,706
                                                ==============

         Gross rent expense under the leases for 2006, 2005, and 2004 was $1,338,000, $1,286,000, and $1,080,000 respectively. The Company's four production facilities are leased. The Company leases approximately 133,000 square feet at two locations in Salinas, California. The current production facilities/headquarters lease expires in October 2014. The lease for the distribution center and storage facilities expires in May 2012.

         The Company acquired a lease for the 19,000 square foot production facility and offices in Eugene, Oregon, as part of its acquisition of Emerald Valley. The lease expires December 31, 2007, with three five-year renewal options. In 2004, in connection with its CIBO Naturals acquisition, the Company assumed an operating lease of 47,500 square feet in Seattle, Washington under a lease which expires in May 2008.

     9.  Stockholders' Equity

         Preferred Stock

         The Company has 1,000,000 Preferred Shares at $.001 par value authorized; however none are issued.

         Common Stock

         During 2006 employee and director options representing 308,709 shares of common stock were exercised for proceeds of $894,000 and 10,900 employee stock purchase plan shares were issued for proceeds of $32,000.

         On January 12, 2006, the Company, Suekat LLC ("Suekat") and CIBO Naturals, LLC ("CIBO"), amended their previous agreement for the purchase and sale of limited liability company units. As a result, the Company acquired the remaining 15.5% of CIBO from Suekat in exchange for 300,000 unregistered shares of the Company's common stock with a market value of $1,186,000.

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

         Employee Stock Purchase Plan

         In October 1994, the Company's Board of Directors adopted a qualified employee stock purchase plan. Under the purchase plan, eligible employees (those who have completed one year of continuous employment with the Company) may purchase shares of the Company's common stock through payroll deductions not to exceed 10% of gross wages. The Company has reserved 200,000 shares of its common stock for issuance under the purchase plan, which remains in effect until terminated by the Company's Board of Directors, or until all of the shares reserved for under the purchase plan have been issued. Unless the Board has otherwise provided a higher amount prior to the commencement of an offering period, the offering exercise price for each purchase period is 85% of the lesser of (a) the fair market value of the shares on the offering date of such offering period or (b) the fair market value of the shares on the given purchase date. There were 10,900 shares, 8,198 shares, and 14,964 shares of common stock issued under the plan in 2006, 2005, and 2004 respectively. At December 31, 2006, there were 127,634 shares remaining available for purchase under the plan.

         Income per Share Calculation

         The Company has reported its earnings/ (loss) in accordance with Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings per Share." Basic net income/ (loss) per common share is based on the weighted average number of shares outstanding during the period. Diluted net income/
(loss) per common share is based on the weighted average number of shares outstanding during the period, including common stock equivalents. The reconciliation of the share denominator used in the basic and diluted net income per share computations is as follows:

                                                            2006           2005           2004
                                                        ------------   ------------   ------------
         Weighted average common shares
              outstanding used in basic
              net income per share computation            16,100,250     14,450,251     14,343,386

         Dilutive effect of common stock equivalents,
              using the treasury stock method                     --             --             --
                                                        ------------   ------------   ------------

         Shares used in dilutive net income per share
              computation                                 16,100,250     14,450,251     14,343,386
                                                        ============   ============   ============

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

         Options to purchase 1,687,435, 1,807,194, and 1,763,810, shares of common stock were outstanding at year-end 2006, 2005, and 2004, respectively and were excluded from the computation of diluted earnings per share because they were anti-dilutive due to the Company's net losses for those years.

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

         The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company's fiscal year 2006. Consolidated financial statements as of December 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). The Company recorded stock-based compensation in 2005 of $80,000, and no stock-based compensation expense related to employee or director stock options recognized during 2004. Stock-based compensation expense recognized under SFAS 123(R) for employee and directors for the year ended December 31, 2006 was $516,000. The Company recorded $55,000 in cost of sales and $461,000 in selling, general and administrative expenses. Included in the $461,000 stock based compensation expense is a stock compensation charge of $132,000 recorded in relation to the modification to extend the exercise period on 150,000 options as part of the separation agreement with the Company's former CEO. Basic and diluted loss per share for the year ended December 31, 2006 would have been ($0.16), if the Company had not adopted SFAS 123(R), compared to reported basic and diluted loss per share of ($0.19).

The estimated fair value of option grants or modifications to employees and directors during the years 2006, 2005, and 2004 were $1,005,000, $436,000, and
$534,000. The weighted average fair value per share of the stock options awarded in 2006, 2005 and 2004 of $2.14, $1.69 and $1.55 was based on the fair market value of the Company's common stock on the grant dates.

         The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based awards granted under the Company's stock option plans for 2005 and 2004. Proforma disclosures for 2006 are not presented because the amounts are recognized in the Consolidated Statement of Operations. For purposes of this pro-forma disclosure, the fair value of the options is estimated using the Black-Scholes-Merton option-pricing formula ("Black-Scholes model") and amortized to expense over the options' contractual term (in thousands except share data).

                                                                   2005            2004
                                                               ------------    ------------
Net income (loss) as reported                                  $       (537)   $     (1,344)

Add: stock-based employee compensaiton expense
   included in reported net loss, net of related tax effects             80              --

Deduct: total stock-based employee compensation
   determined under fair value method for all awards,
   net of related tax effects                                          (619)           (715)
                                                               ------------    ------------

Proforma net loss, as adjusted                                       (1,076)         (2,059)
                                                               ============    ============

Earnings per share:
Basic, as reported                                             $      (0.04)   $      (0.09)
Basic, as adjusted                                             $      (0.07)   $      (0.14)
                                                               ============    ============

Diluted, as reported                                           $      (0.04)   $      (0.09)
Diluted, as adjusted                                           $      (0.07)   $      (0.14)
                                                               ============    ============

         The fair value of stock option grants has been estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                            2006          2005          2004
                                         ----------    ----------    ----------

        Dividend yield                         --            --           --

        Volatility                           52.3%         53.7%        54.9%

        Risk-free interest rates             4.75%         3.58%        3.69%

        Expected lives in years                 6             6            4

        Forfeiture rate                         7%           --           --


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

         Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Consolidated Statements of Operations for the year ended December 31, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value estimated in accordance with the pro-forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). For stock-based awards issued to employees and directors, stock-based compensation is expensed ratably over the vesting period, which is consistent with how the prior-period proformas were provided. As stock-based compensation expense recognized in the Consolidated Statements of Operations for the year ended December 31, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For 2006, forfeitures of unvested stock options were estimated to be approximately 7%. In the pro-forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

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

         Stock Options

         The Company's 2002 Stock Option Plan, originally established in 1993 (the "Plan"), provides for the granting of incentive stock options or non-qualified stock options to eligible employees, consultants and outside directors. The Company initially reserved 1,200,000 shares of its common stock for issuance under the Plan and in subsequent years increased the total shares reserved to 3,240,000. The Plan provides that the option price shall not be less than the fair market value of the shares on the date of grant. Options generally vest over a period of one to three years and may be exercised for a period of up to ten years. During 2001, the Company issued additional options to purchase up to 155,200 shares outside of the Plan (the "Nonstatutory Plan"). The Plan expires April 30, 2012. As of December 31, 2006, the Company had 541,038 shares available for new grants under the Plan, and 33,800 shares available for new grants under the Nonstatutory Plan.

         In 2005, the Board of Directors amended the 2002 stock option plan and forms of option agreement (1) to allow retiring or deceased or disabled directors who satisfy the board's age and service requirements to exercise their vested options at any time prior to the end of their stated term and (2) to make certain necessary technical changes. Prior to this change a retiring director would have been required to exercise his options within 90 days of retirement. This requirement may have made it difficult or impossible for retiring directors to exercise their options in a manner which would not conflict with the Company's insider trading policy. The board also determined that the proposed changes would not adversely affect any outstanding option under the plan and therefore directed that each outstanding option granted to a current director shall be deemed to have been modified to permit extended exercise in accordance with the approved revised form of agreement for such option. This amendment caused the Company to incur a non-cash compensation expense in 2005 of $80,000 due to the death of its Chairman Mr. Lance Hewitt.

         The following table summarizes option activity:

                                                         2004
                                         ------------------------------------
                                                                                   Weighted
                                                                Weighted            Average           Aggregate
                                                                 Average           Remaining          Intrinsic
                                              Shares          Exercise Price    Contractual Life        Value
                                         ----------------    ----------------   ----------------   ----------------
Outstanding at beginning of year                1,872,739    $           4.63
Granted                                           344,000                3.46
Exercised                                        (163,928)               2.61
Canceled or expired                              (289,001)               5.59
                                         ----------------    ----------------
Outstanding at end of year                      1,763,810    $           4.44
                                         ================    ================


                                                         2005
                                         ------------------------------------
Outstanding at beginning of year                1,763,810    $           4.44
Granted                                           258,000                3.72
Exercised                                         (51,116)               2.44
Canceled or expired                              (163,500)               6.30
                                         ----------------    ----------------
Outstanding at end of year                      1,807,194    $           4.24
                                         ================    ================


                                                         2006
                                         ------------------------------------
Outstanding at beginning of year                1,807,194    $           4.24
Granted                                           470,000                4.42
Exercised                                        (308,709)               2.90
Canceled or expired                              (281,050)               4.40
                                         ----------------    ----------------
Outstanding at end of year                      1,687,435    $           4.51               6.34   $        919,978
                                         ================    ================   ================   ================
Vested/expected to vest at end of year          1,644,161    $           4.51               6.34   $        905,959
                                         ================    ================   ================   ================

Options exercisable at year end                 1,269,855    $           4.51               5.31   $        772,266
                                         ================    ================   ================   ================


         The following table shows information for options outstanding or exercisable as of December 31, 2006:

                                           OPTIONS OUTSTANDING                                    OPTIONS EXERCISABLE
                        -----------------------------------------------------------   --------------------------------------------
                                          Weighted
                                           Average      Weighted      Aggregate          Number      Weighted        Aggregate
                           Number         Remaining     Average    Intrinsic Value     Exercisable   Average      Intrinsic Value
       Range of         Outstanding      Contractual    Exercise  Closing price at       As of       Exercise    Closing price at
   Exercise Prices     As of 12/31/06       Life          Price   12/31/06 of $4.38     12/31/06      Price      12/31/06 of $4.38
 --------------------  -----------------------------   ---------  -----------------   -------------  ---------   -----------------
 $ 1.19       $ 3.34      246,235         3.80 Years     $ 2.85      $ 375,705           244,735      $ 2.85           $ 373,943
 $ 3.35       $ 3.44      232,500         6.88 Years     $ 3.41        224,990           202,500      $ 3.42             194,390
 $ 3.45       $ 3.76      193,200         6.35 Years     $ 3.70        131,322           193,200      $ 3.70             131,322
 $ 3.77       $ 3.89      196,500         8.94 Years     $ 3.88         98,015            41,500      $ 3.85              21,865
 $ 3.90       $ 3.95      178,500         6.45 Years     $ 3.94         77,733           113,170      $ 3.94              49,641
 $ 3.97       $ 5.85      190,500         7.55 Years     $ 4.81             --            99,750      $ 5.31                  --
 $ 5.94       $ 6.55      254,000         4.97 Years     $ 6.31             --           254,000      $ 6.31                  --
 $ 6.75       $ 7.92      177,500         6.92 Years     $ 7.12             --           102,500      $ 7.10                  --
 $ 8.08       $ 9.20       17,500         5.21 Years     $ 8.17             --            17,500      $ 8.17                  --
 $ 9.25       $ 9.25        1,000         5.28 Years     $ 9.25             --             1,000      $ 9.25                  --
 $ 1.19       $ 9.25    1,687,435         6.34 Years     $ 4.51      $ 907,764         1,269,855      $ 4.51           $ 771,160

         The aggregate intrinsic value in the preceding table represents the total intrinsic value based on the closing stock price of $4.38 as of December 29, 2006, which would have been received by the option holders had all option holders exercised as of that date. The aggregate intrinsic value of options exercised during the calendar year 2006 was $872,000.

         The following table provides information about our common stock that may be issued upon the exercise of options, warrants or rights under all of our existing equity compensation plans as of December 31, 2006, including the Monterey Gourmet Foods 2002 Stock Option Plan and the Monterey Gourmet Foods 2001 Nonstatutory Stock Option Plan.

--------------------------------------------------------------------------------------------------------------------
                                Number of securities to be    Weighted-average exercise      Number of securities
                                  issued upon exercise of       price of outstanding        remaining available for
        Plan category              outstanding options,         options, warrants and        future issuance under
                                    warrants and rights                rights              equity compensation plans
                                                                                             (excluding securities
                                                                                            reflected in column (a))
                                            (a)                          (b)                          (c)
--------------------------------------------------------------------------------------------------------------------
Equity compensation plans
approved by security                    1,636,735(1)                    $4.45                       411,738
holders
--------------------------------------------------------------------------------------------------------------------
Equity compensation plans
not approved by security                   50,700(2)                    $6.55                       129,300
holders
--------------------------------------------------------------------------------------------------------------------

Total                                   1,687,435                       $4.51                       541,038
--------------------------------------------------------------------------------------------------------------------

  (1)  Issued under the Monterey Gourmet Foods 2002 Stock Option Plan.

  (2)  Issued to Company employees under the Monterey Gourmet Foods 2001
       Nonstatutory Stock Option Plan.


     10. Income Taxes

         The Company's income tax benefit (provision) consists of (in thousands):

                                                 2006            2005           2004
                                             ------------    ------------   ------------
                Current:

                Federal                      $         (2)   $         25   $        (45)
                State                                 (11)             27             (7)
                                             ------------    ------------   ------------
                  Total                               (13)             52            (52)
                                             ------------    ------------   ------------

               Deferred:

                Federal                              (375)            334            404
                State                                  93              45            153
                                             ------------    ------------   ------------
                  Total                              (282)            379            557
                                             ------------    ------------   ------------

                 Net tax benefit (expense)   $       (295)   $        431   $        505
                                             ============    ============   ============

         Reconciliation between the Company's effective tax rate and U.S. Federal income tax rate on loss from continuing operations follows:

                                                                 2006           2005           2004
                                                              ----------     ----------     ----------
               Federal statutory rate                              (34.0)%         34.0%          34.0%

               State income taxes, net of effect on
               federal income taxes                                 (3.0)%          3.4%           5.6%

               Federal and State valuation allowances
                                                                    44.0%           0.0%         (10.7)%

               Manufacturing investment credits                      0.0%           4.3%           2.3%

               Other                                                 4.0%           2.8%          (3.9)%
                                                              ----------     ----------     ----------

               Effective income tax rate                            11.0%          44.5%          27.3%
                                                              ==========     ==========     ==========

         The valuation allowance for 2006, 2005 and 2004 was increased (reduced) by $1,222,000, ($689,000) and $197,000 respectively. During 2006, the valuation allowance increased due to the Company's reassessment of the likelihood of utilization of its NOLs. This assessment was largely based upon the Company's ability to project future income, which was impacted negatively by the loss generated in 2006.

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows:

                                                                    2006          2005
                                                                 ----------    ----------
                                                                     (in thousands)
                                                                     --------------
         Deferred tax assets:

                    Federal NOLs and tax credit carryovers            6,385         6,211
                    State income and franchise taxes, net of
                        effect on federal income taxes                   --            28
                    Allowances against receivables and other          1,120         1,213
                                                                 ----------    ----------
                                                                      7,505         7,452

                    Less valuation allowance                         (1,472)         (250)
                                                                 ----------    ----------
         Total deferred tax assets:                                   6,033         7,202

         Deferred tax liabilities:
                    Accumulated depreciation and  amortization       (1,925)       (2,812)
                                                                 ----------    ----------

         Net deferred tax assets                                      4,108         4,390
                                                                 ==========    ==========

         We have elected to track the portion of our federal and state net operating loss carryforwards attributable to stock option benefits, in a separate memo account pursuant to SFAS No. 123(R). Therefore, these amounts are no longer included in our gross or net deferred tax assets. Pursuant to SFAS No. 123(R), footnote 82, the benefit of these net operating loss carryforwards will only be recorded to equity when they reduce cash taxes payable. The amounts removed from the memo account relating to deductions for stock option benefits as of December 31, 2006 are $150,000 for federal and $20,000 for state tax purposes, respectively.

         While we do not expect any impact to the effective tax rate for US non-qualified stock option or restricted stock expense due to the adoption of SFAS No. 123(R), the effective tax rate may be negatively impacted by incentive stock option expense that may not be deductible for tax. Also, SFAS No. 123(R) requires that the tax benefit of stock option deductions relating to Incentive Stock Options (ISO's) be recorded in the period of disqualifying disposition. This could result in fluctuations in our effective tax rate between accounting periods.

         On November 10, 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. FAS 123(R)-3 "Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards." The Company has elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to

SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool ("APIC pool") related to the tax effects of employee stock-based compensation and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R).

         As of December 31, 2006, the Company had federal NOLs totaling $17.0 million, which expire in varying amounts through 2012. Should more than a 50% change in Company ownership occur within a three-year period, utilization of these losses to reduce future taxable income would be further limited. Federal deferred tax credits include a minimum tax credit of $252,000 and a targeted jobs credit of $21,000. The targeted jobs credit will expire in 2020 and the minimum tax credit will not expire. State deferred tax assets include approximately $350,000 in California Manufacturing Tax Credits available to offset future California income taxes, expiring in varying amounts through 2012. As of December 31, 2006, the deferred tax assets available to offset future cash tax liabilities are $793,000 short-term and $5,240,000 long-term offset by $1,925,000 of long-term deferred tax liabilities.

         The Company realizes tax benefits as a result of non-qualified stock options and the exercise and subsequent early resale of certain incentive stock options (disqualifying disposition). For financial reporting purposes, any reduction in income tax obligations as a result of these tax benefits is credited to additional paid in capital. For the years, 2006, 2005 and 2004, tax benefits of disqualifying dispositions totaling $2,000, $0, and $55,000 were credited to stockholders' equity.


     11. Significant Customers

         Costco and Sam's Club (including Wal-Mart Supercenters) stores each accounted for percentages of total net revenues as follows:

                                             2006          2005        2004
                                            ------        ------      ------
                Costco                         48%           45%         36%

                Sam's Club Stores              17%           17%         24%


         At December 31, 2006 and December 31, 2005, Costco and Sam's Club stores accounted for the following concentration of accounts receivable:



                                                2006            2005
                                               ------          ------
                Costco                            38%             42%

                Sam's Club Stores                 20%             15%


         The Company currently sells its products to eight separate US Costco regions, Mexico and Canada which make purchasing decisions independently of one another. On a regular basis, these regions re-evaluate the products carried in their stores. There can be no assurance that these Costco regions will continue to offer the Company's products in the future or continue to allocate the Company the same amount of shelf space. Purchasing decisions for Sam's Club stores, the Company's second largest customer, are made at their respective head offices with input from the stores. The Company is in the ninth year of its relationship with Sam's Club. There can be no assurance that Sam's Club will continue to carry the Company's products. Currently, the loss of either Costco or Sam's Club or the significant reduction in sales to either of these customers would materially adversely affect the Company's business operations.

         No other single customer accounted for more than 10% of revenues or accounts receivable during 2006 and 2005.

         The Company operates in the refrigerated specialty foods segment. During 2006, 2005 and 2004 net revenues to foreign customers represented 1.4%, 2.2% and 3.4% of total net revenues, with Canada and Mexico accounting for over 90% of those sales, and the remainder going to Asia Pacific. Most of the foreign sales are invoiced in US dollars.

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

     13. Employee Benefit Plan

         In 1996, the Company instituted a 401(k) Plan covering substantially all full-time employees with six months of service. Under the Plan, employees may elect to defer up to 15% of compensation (subject to certain limitations). Beginning in January 2003 the Company adopted a Safe Harbor Plan and currently matches employee contributions up to 4% of compensation. In addition, the Company may make an annual discretionary profit-sharing contribution. Employee contributions, Company matching contributions and related earnings are always 100% vested. The Company offers its employees multiple investment options with varying degrees of risk. The Company also provides its employees with outside investment advice annually. Company profit-sharing contributions and related earnings vest 20% a year, with 100% vesting after five years of service. During 2006, 2005, and 2004 the Company's expense for matching contributions was $270,000, $228,000 and $201,000 respectively; there were no discretionary profit-sharing contributions for 2006, 2005, or 2004.

     14. Quarterly Information (unaudited)

         The summarized quarterly financial data presented below reflect all adjustments which, in the opinion of management, are of a normal and recurring nature necessary to present fairly the results of operations for the periods presented (in thousands of dollars).

Year Ended 2005                        First       Second        Third        Fourth
                                      Quarter      Quarter      Quarter       Quarter        2005
                                    ----------   ----------   ----------    ----------    ----------

  Net revenue                       $   17,663   $   21,155   $   22,772    $   23,658    $   85,248

  Gross profit                           4,948        5,744        6,591         5,949        23,232

  Operating income (loss)                  102          194          306          (960)         (358)

  Net income (loss)                         17           11          132          (697)         (537)


Primary earnings per common share   $       --   $       --   $     0.01    $    (0.05)   $    (0.04)

Diluted earnings per common share   $       --   $       --   $     0.01    $    (0.05)   $    (0.04)



Year Ended 2006                        First       Second        Third        Fourth
                                      Quarter      Quarter      Quarter       Quarter        2005
                                    ----------   ----------   ----------    ----------    ----------

  Net revenue                       $   22,478   $   23,081   $   22,090    $   26,648    $   94,297

  Gross profit                           6,780        6,963        6,379         7,317        27,439

  Operating income (loss)                  404          400       (3,955)          689        (2,462)

  Net income (loss)                        100          146       (3,872)          514        (3,112)


Primary earnings per common share   $     0.01   $     0.01   $    (0.22)   $     0.03    $    (0.19)

Diluted earnings per common share   $     0.01   $     0.01   $    (0.22)   $     0.03    $    (0.19)

                                   SCHEDULE II
                             MONTEREY PASTA COMPANY
                        VALUATION AND QUALIFYING ACCOUNTS
                                   (in '000s)

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
           Spoils and obsolescence


                                                                Additions -    Deductions -
                                                  Balance,      Charged to     Write-offs     Balance,
                                                 Beginning      Costs and      Charged to      End of
                                                  of 2006        Expense       Reserves         2006
                                                ------------   ------------   ------------   ------------

Allowances against receivables --
           Spoils, returns, adjustments
           and bad debts                        $        992   $      4,876   $      5,146   $        722


Inventory reserves --                           $        123   $        629   $        479   $        273
           Spoils and obsolescence

                                   SIGNATURES

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of San Francisco, State of California, on the 14th day of March, 2006

                                      MONTEREY GOURMET FOODS


                                      By: /s/ ERIC C. EDDINGS
                                          --------------------------------------
                                           Eric C. Eddings
                                           President and Chief Executive Officer


                                      By: /s/ SCOTT S. WHEELER
                                          --------------------------------------
                                           Scott S. Wheeler
                                           Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated and on the dates indicated.

             Name                              Title                              Date
             ----                              -----                              ----
             /s/ ERIC C. EDDINGS               Chief Executive Officer,           March 21, 2007
             ------------------------------    President, and Director
             Eric C. Eddings

             /s/ CHARLES B. BONNER             Director                           March 21, 2007
             ------------------------------
             Charles B. Bonner

             /s/ F. CHRISTOPHER CRUGER         Director                           March 21, 2007
             ------------------------------
             F. Christopher Cruger

             /s/ MICHAEL P. SCHALL             Director                           March 21, 2007
             ------------------------------
             Michael P. Schall

             /s/ VAN TUNSTALL                  Chairman of the Board              March 21, 2007
             ------------------------------
             Van Tunstall

             /s/ JAMES WONG                    Director                           March 21, 2007
             ------------------------------
             James Wong

             /s/ JOHN H. McGARVEY              Director                           March 21, 2007
             ------------------------------
             John H. McGarvey

             /s/ WALTER L. HENNING             Director                           March 21, 2007
             ------------------------------
             Walter L. Henning

             /s/ SCOTT S. WHEELER              Chief Financial Officer            March 21, 2007
             ------------------------------    Corporate Secretary and Director
             Scott S. Wheeler

         Index to Exhibits

         (Unless otherwise indicated, all exhibits incorporated by reference are filed under SEC file number 001-11177.)

3.1 Certificate of Incorporation dated August 1, 1996 (incorporated by reference from Exhibit B to the Company's Definitive Proxy Statement for its August 1, 1996 Special Meeting of Shareholders filed June 27, 1996 )
3.2 Amendments of Articles I and IV of Delaware Certificate of Incorporation (incorporated by reference from Exhibits 3 and 4 to the Company's Definitive Proxy Statement for its 2004 Annual Meeting of Shareholders filed June 21, 2004)
3.3      Bylaws of the Company, as amended. Incorporated by reference from
         Exhibit 3.3 filed with the Company's Form 10-Q for the quarter ended June 30, 2005 filed with the Commission.
4.1 Form of Investor Warrant, issued by Monterey Gourmet Foods, Inc. to the investors in connection with the June 28, 2006 private offering. (incorporated by reference from Exhibit 10.31 filed with the Company's Form 8-K on June 13, 2006)
4.2      Registration Rights Agreement (incorporated by reference from Exhibit
         10.29 filed with the Company's Form 8-K on June 13, 2006)
10.1* 2002 Stock Option Plan, as amended on March 3, 2006. Incorporated by reference from Exhibit 10.1 to the Company's Form 10-Q for the quarter ended March 31, 2006
10.2*    1995 Employee Stock Purchase Plan (incorporated by reference from
         Exhibit 10.15 to the Company's Form 10-K for the fiscal year ended January 1, 1995
10.3 Monterey County Production Facility Lease of the Company, as amended (incorporated by reference from Exhibit 10.03 to the Company's Registration Statement on Form SB-2 filed with the Commission (the "SB-2)) on August 29, 1993
10.4 Amendment No. 1 dated February 1, 1995 and Amendment No. 2 dated March 1, 1995 to Monterey County Production Facility Lease of the Company (incorporated by reference from Exhibit 10.6 filed with the Company's Form 10-K for the fiscal year ended December 31, 1995) filed April 1, 1996(the "1995 Form 10-K")
10.5 Amendment No. 3 dated September 12, 1997, and Amendment No. 4 dated February 6, 1998 to Monterey County Production Facility Lease of the Company (incorporated by reference from Exhibit 10.5 filed with the Company's September 27, 1998 Quarterly Report on Form 10-Q filed November 4, 1998 ("1998 Q3 10-Q"))
10.6 Trademark Registration--MONTEREY PASTA COMPANY and Design, under Registration No. 1,953,489, registered on January 30, 1996 with the U.S. Patent and Trademark Office (incorporated by reference from
         Exhibit 10.27 to the 1995 Form 10-K)
10.7* Employment letter dated September 15, 2006 to Chief Executive Officer Eric C. Eddings (incorporated by reference from Exhibit 10.1 filed with the Company's Form 8-K filed September 20, 2006)
10.8 Agreement for Handling and Storage Services between the Company and CS Integrated LLC dated February 5, 1999 (incorporated by reference to
         Exhibit 10.21 to the Company's 1998 Form 10-K for the fiscal year ended December 27, 1998, filed March 17, 1999
10.9 Royalty agreement dated July 12, 1999 between Company and Chet's Gourmet Foods, Inc. (incorporated by reference to Exhibit 10.25, in the Company's September 26, 1999 Quarterly Report on Form 10-Q filed November 9, 1999 ("1999 Q3 10-Q"))
10.10 Storage Agreement Manufactured Products dated August 3, 1999 between the Company and Salinas Valley Public Warehouse (incorporated by reference to Exhibit 10.26, filed with the Company's 1999 Q3 10-Q)
10.11 Commercial Lease dated August 10, 1999 between Company and Salinas Valley Public Warehouse (incorporated by reference to Exhibit 10.27, filed with the Company's 1999 Q3 10-Q)
10.12 Commercial lease dated January 1, 2000 between the Company and PTF for Operating Engineers, LLC (incorporated by reference to Exhibit 10.32, in the Company's June 25, 2000 Quarterly Report on Form 10-Q filed on August 4, 2000)
10.13 Lease Extension and Modification Agreement between the Company and Marco Warehouse d.b.a. Salinas Valley Public Warehouse dated September 1, 2001 (incorporated by reference to Exhibit 10.40 in the Company's September 30, 2001 Quarterly Report on Form 10-Q filed on November 7,
         2001)
10.14 Commercial lease dated August 23, 2002 between the Company and Mel Bankoff (incorporated by reference from Exhibit 10.43 filed with the Company's Report on Form 8-K on August 30, 2002)

10.15 Commercial lease dated January 3, 2003 between the Company and Conrad Family Trust (incorporated by reference from Exhibit 10.44 filed with the Company's Form 10-K for the fiscal year ended December 29, 2002, filed on February 14, 2003)
10.16** Third Lease modification to Commercial lease dated August 8, 2006 between the Company and PTF for Operating Engineers, LLC for storage space in Monterey County, California
10.17 Lease Extension and Modification Agreement between the Company and Kenneth Salma and Pattie Salma dated August 24, 2005 (incorporated by reference from Exhibit 10.18 filed with the Company's September 30, 2005 Quarterly Report of Form 10-Q filed on November 14, 2005.)
10.18 Second Amendment of Agreement for the Purchase and Sales of Limited Liability Company Units dated January 12, 2006. (Incorporated by reference from Exhibit 2.1 filed with the Company's current report on Form 8-K dated January 12, 2006 filed with the Commission.)
10.19 Stock Purchase Agreement by and among Monterey Gourmet Foods, Inc., Casual Gourmet Foods, Inc., and Certain Shareholders dated January 11, 2005 (incorporated by reference from Exhibit 2.01 filed with the Company's Report on Form 8-K on January 18, 2005)
10.20 Amendment to the Stock Purchase Agreement by and among Monterey Gourmet Foods, Inc. Casual Gourmet Foods, Inc. and Certain Shareholders dated September 29, 2006 (incorporated by reference from Exhibit 2 filed with the Company's Report on Form 8-K on October 5, 2006)
10.21 Stock Purchase Agreement by and among Monterey Gourmet Foods, Inc., Sonoma Foods, Inc., and Its Shareholders dated April 7, 2005 (incorporated by reference from Exhibit 2.01 filed with the Company's 8-K on April 13, 2005)
10.22 Third Modification to Business Loan Agreement between the Company and Comerica Bank dated January 5, 2005.(incorporated by reference to
         Exhibit 10.33 filed with the Company's Form 10-K for the fiscal year ended December 26, 2004, filed on March 25, 2005
10.23 Fourth Modification to Business Loan Agreement between the Company and Comerica Bank dated April 11, 2005 (incorporated by reference from
         Exhibit 10.24 to the Company's Form 10-Q for the quarter ended June 30, 2005 filed with the Commission).
10.24 Securities Purchase Agreement, dated as of June 12, 2006, (incorporated by reference from Exhibit 10.28 filed with the Company's 8-K on June 13, 2006)
10.25 Engagement letter between Roth Capital Partners, LLC and Monterey Gourmet Foods, Inc. dated May 26, 2006(incorporated by reference from
         Exhibit 10.30 filed with the Company's 8-K on June 13, 2006)
23.1**   Consent of Independent Registered Public Accounting Firm
31.1** Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2** Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1** Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2** Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002



* Management contract or compensatory plan or arrangement covering executive officers or directors of the Company and its former subsidiary, Upscale Food Outlets, Inc.

**   filed herewith