Form 10-Q
period 2007-03-31
MONTEREY GOURMET FOODS
filed 2007-05-14
CIK 913032

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                           ___________________________

                                    FORM 10-Q
                           ___________________________

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                 For the quarterly period ended March 31, 2007.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                  For the transition period from ____ to ____.


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

At May 14, 2007, 17,323,025 shares of common stock, $.001 par value, of the registrant were outstanding.

                          MONTEREY GOURMET FOODS, INC.
                                    FORM 10-Q
                                Table of Contents


PART 1.  FINANCIAL INFORMATION                                              Page

     Item 1.    Financial Statements

                Condensed Consolidated Balance Sheets at March 31, 2007
                (unaudited) and December 31, 2006                             3

                Unaudited Condensed Consolidated Statements of Operations
                for the three months ended March 31, 2007 and 2006            4

                Unaudited Condensed Consolidated Statements of Cash Flows
                for the three months ended March 31, 2007 and 2006            5

                Notes to the Unaudited Condensed Consolidated
                Financial Statements                                          6

      Item 2.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations                          12

      Item 3.   Quantitative and Qualitative Disclosures About Market Risk   19

      Item 4.   Controls and Procedures                                      20

PART II. OTHER INFORMATION

     Item 1A.   Risk Factors                                                 21

     Item 2.    Unregistered Sales of Equity Securities and Use
                of Proceeds                                                  21

     Item 6.    Exhibits                                                     21

SIGNATURE PAGE                                                               22

     Exhibit 31.1  Section 302 Certification of Chief Executive Officer      25

     Exhibit 31.2  Section 302 Certification of Chief Financial Officer      26

     Exhibit 32.1  Section 906 Certification of Chief Executive Officer      27

     Exhibit 32.2  Section 906 Certification of Chief Financial Officer      28


                          PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

                          MONTEREY GOURMET FOODS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (in thousands of dollars)

                                                                        March 31,      December 31,
                                                                          2007             2006
                                                                     --------------   --------------
                                                                       (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                          $        4,273   $        4,281
  Accounts receivable, net                                                    6,936            9,958
  Inventories                                                                 7,222            7,574
  Deferred tax assets - current                                                 595              793
  Prepaid expenses and other                                                    799              807
                                                                     --------------   --------------

   Total current assets                                                      19,825           23,413

  Property and equipment, net                                                15,075           15,303
  Deferred tax assets - long term                                             3,315            3,315
  Deposit and other                                                             199              174
  Intangible assets, net                                                      6,903            7,052
  Goodwill                                                                   13,211           13,211
                                                                     --------------   --------------

   Total assets                                                      $       58,528   $       62,468
                                                                     ==============   ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                   $        4,267   $        7,835
  Accrued liabilities                                                         2,249            3,064
  Current portion of long-term debt                                           1,000            1,018
                                                                     --------------   --------------

   Total current liabilities                                                  7,516           11,917

Long-term debt                                                                  103              129
Minority interest                                                               159              159

Stockholders' equity:
  Preferred stock, $.001 par value,
       1,000,000 shares authorized, none outstanding                             --               --
  Common stock, $.001 par value,  50,000,000 shares authorized,
      17,323,025 and 17,307,647 issued and outstanding                           17               17
  Additional paid-in capital                                                 59,985           59,796
  Accumulated deficit                                                        (9,252)          (9,550)
                                                                     --------------   --------------
  Total stockholders' equity                                                 50,750           50,263
                                                                     --------------   --------------
   Total liabilities and stockholders' equity                        $       58,528   $       62,468
                                                                     ==============   ==============

  The accompanying notes are an integral part of these condensed consolidated financial statements.


                          MONTEREY GOURMET FOODS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
       (in thousands except earnings per share numbers and share totals)


                                                            Three Months Ended
                                                      -------------------------------
                                                      March 31, 2007   March 31, 2006
                                                      --------------   --------------
Net revenues                                          $       24,715   $       22,478
Cost of sales                                                 17,784           15,698
                                                      --------------   --------------

Gross profit                                                   6,931            6,780

Selling, general and administrative expenses                   6,452            6,376
                                                      --------------   --------------

Operating income                                                 479              404

Loss on disposition of assets                                    (12)              --

Other income, net                                                  1                1

Interest income (expense), net                                    28             (200)
                                                      --------------   --------------
Income before provision for income
   tax expense                                                   496              205
Provision for income tax expense                                (198)            (105)
                                                      --------------   --------------

Net income                                            $          298   $          100
                                                      ==============   ==============

Basic income per share                                $         0.02   $         0.01

Diluted income per share                              $         0.02   $         0.01

Weighted average primary shares outstanding               17,317,668       14,782,501
Weighted average diluted shares outstanding               17,491,470       14,999,257

  The accompanying notes are an integral part of these condensed consolidated financial statements.


                          MONTEREY GOURMET FOODS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                            (in thousands of dollars)
                                                                                     Three Months Ended
                                                                               --------------------------------
                                                                               March 31, 2007    March 31, 2006
                                                                               --------------    --------------
Cash flows from operating activities:
Net income                                                                     $          298    $          100
Adjustments to reconcile net income to net cash provided by
   operating activities:
           Deferred income taxes                                                          198               105
           Depreciation and amortization                                                  680               753
           Provisions for allowances for bad debts, returns,
               adjustments and spoils                                                   1,351             1,332
           Provisions for inventory allowances                                            110               139
           Stock option expense                                                           153                67
           Loss on disposition of assets                                                   12                --
           Changes in assets and liabilities:
               Accounts receivable                                                      1,671               123
               Inventories                                                                242              (318)
               Prepaid expenses                                                             8               144
               Deposits and other                                                         (25)              (12)
               Accounts payable                                                        (3,568)              165
               Accrued liabilities                                                       (815)              (31)
                                                                               --------------    --------------
                  Net cash provided by operating activities                               315             2,567
                                                                               --------------    --------------
Cash flows from investing activities:
           Purchase of property and equipment                                            (315)             (434)
           Acquisition of businesses net of cash and minority interest                     --                (2)
                                                                               --------------    --------------
     Net cash used in investing activities                                               (315)             (436)
                                                                               --------------    --------------
Cash flows from financing activities:
           Bank overdraft                                                                  --            (1,507)
           Repayment of line of credit                                                     --                (6)
           Repayment of debt                                                              (34)             (549)
           Repayment of capital lease obligations                                         (10)               (7)
           Proceeds from issuance of common stock                                          36                80
                                                                               --------------    --------------
   Net cash used in financing activities                                                   (8)           (1,989)
                                                                               --------------    --------------

Net (decrease) increase in cash and cash equivalents                                       (8)              142

Cash and cash equivalents, beginning of period                                          4,281               330
                                                                               --------------    --------------
Cash and cash equivalents, end of period                                       $        4,273    $          472
                                                                               ==============    ==============


                                                                               March 31, 2007    March 31, 2006
                                                                               --------------    --------------
Cash payments:
           Interest                                                            $           19    $          207
           Income Taxes                                                        $           10    $            6

Non-cash investing and financing activities:
           Issuance of stock for acquisition of business                       $           --    $        1,186
           Capital lease obligations                                           $           --    $           19

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                          MONTEREY GOURMET FOODS, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       Basis of Presentation

         The condensed consolidated financial statements have been prepared by Monterey Gourmet Foods, Inc. (the "Company") and are unaudited. The financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not necessarily include all information and footnotes required by generally accepted accounting principles, and should be read in conjunction with the Company's 2006 Annual Report on Form 10-K. In the opinion of the Company, all adjustments necessary to present fairly the Company's consolidated financial position, results of operations and cash flows as of March 31, 2007 have been recorded. A description of the Company's accounting policies and other financial information is included in the audited consolidated financial statements as filed with the Securities and Exchange Commission ("SEC") in the Company's Form 10-K for the year ended December 31, 2006. The consolidated results of operations for the interim quarterly periods are not necessarily indicative of the results expected for the full year.

         Certain reclassifications have been made to 2006 balances to conform to 2007 presentation.

2.       Goodwill and Other Intangible Assets

         Goodwill and other intangible assets consist of (in thousands):


                                                               March 31, 2007
                                                 ------------------------------------------
                                                    Gross                           Net
                                                   Carrying     Accumulated      Carrying
                                                    Amount      Amortization      Amount
                                                 ------------   ------------   ------------
Trademarks and tradenames                        $        220   $        220   $         --
Customer lists                                          5,982          2,160          3,822
Other intangibles                                       1,242            865            377
                                                 ------------   ------------   ------------
     Total amortized intangible assets                  7,444          3,245          4,199

Intangible assets with indefinite lives                 2,704             --          2,704
                                                 ------------   ------------   ------------
     Total intangible assets                           10,148          3,245          6,903

Goodwill                                               13,211             --         13,211
                                                 ------------   ------------   ------------
     Total goodwill and intangible assets        $     23,359   $      3,245   $     20,114
                                                 ============   ============   ============

                                                             December 31, 2006
                                                 ------------------------------------------
                                                    Gross                           Net
                                                   Carrying     Accumulated      Carrying
                                                    Amount      Amortization      Amount
                                                 ------------   ------------   ------------
Trademarks and tradenames                        $        220   $        220   $         --
Customer lists                                          5,982          2,031          3,951
Other intangibles                                       1,242            845            397
                                                 ------------   ------------   ------------
     Total amortized intangible assets                  7,444          3,096          4,348

Intangible assets with indefinite lives                 2,704             --          2,704
                                                 ------------   ------------   ------------
     Total intangible assets                           10,148          3,096          7,052

Goodwill                                               13,211             --         13,211
                                                 ------------   ------------   ------------
     Total goodwill and intangible assets        $     23,359   $      3,096   $     20,263
                                                 ============   ============   ============

Amortization expense of intangible assets for the three months ended March 31, 2007 was $149,000.

         The following table estimates amortization expense for the next five years (in thousands):

                                                        Estimated
                                                       Amortization
                                                         Expense
                                Year                  (in thousands)
                                ----                  -------------
         April through December 2007                  $         448
                                2008                            593
                                2009                            591
                                2010                            591
                                2011                            591
                 2012 and thereafter                          1,385
                                                      -------------
                               Total                  $       4,199
                                                      =============

3.       Notes, Loans, and Capital Leases Payable

         Notes, loans, and capital leases payable consist of (in thousands):

                                                                                           March 31,        December 31,
                                                                                             2007               2006
                                                                                         --------------    --------------
Subordinated note payable to OBIC Inc.; assumed from CIBO Naturals stock purchase        $          925    $          944

      6% interest only  until March 31, 2006
      Monthly principal payments of $8,000 starting April 1, 2006
      Matures in July 2007

Notes assumed from Casual Gourmet stock purchase                                                     81                92

      Interest ranges from 0.0% to 9.35%; payable in monthly payments of $7,367
      Maturing from January 2007 through March 2011

Note payable assumed from Sonoma Foods stock purchase                                                41                44

      Payable in monthly payments of $1,825 including interest of 15.88%
      Matures in June 2009

Capital leases payable                                                                               56                67
                                                                                         --------------    --------------
Total notes, loans, and capital leases payable                                           $        1,103    $        1,147

Less current portion of notes, loans, and capital leases payable                                 (1,000)           (1,018)
                                                                                         --------------    --------------
Notes, loans, and capital leases payable, less current portion                           $          103    $          129
                                                                                         ==============    ==============

4.   Credit Facility

         The Company has a $5.0 million working capital line of credit that is currently unused. The working capital line of credit commitment expires June 1, 2007.

         The terms of the Company's line of credit prohibits the payment of cash dividends (except with written approval) on the Company's capital stock and restricts payments for, among other things, repurchasing shares of the Company's capital stock. Other terms limit the Company with respect to, among other things, (i) incurring additional indebtedness, (ii) adversely changing the capital structure, (iii) acquiring assets other than in the normal course of business including specific limits on annual capital expenditures and (iv) maintaining certain financial covenants. The Company was in compliance with its covenants with its bank as of March 31, 2007.

         As of March 31, 2007 the Company had $4.3 million of cash recorded on its balance sheet and working capital of $12.3 million.

5.       Income Taxes and Deferred Tax Asset Valuation Allowance

         The Company determines its year to date tax provision based on the expected annual effective tax rate by tax filing entities and jurisdictions. The Company accounts for corporate income taxes in accordance with the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") 109, "Accounting for Income Taxes" which requires an asset and liability approach. This approach results in the recognition of deferred tax assets (future tax benefits) and liabilities for the expected future tax consequences of temporary timing differences between the book carrying amounts and the tax basis of assets and liabilities. Future tax benefits are subject to a valuation allowance to the extent of the likelihood that the deferred tax assets may not be realized. The Company's deferred tax assets include significant amounts of net operating losses ("NOLs"). The amount of the valuation allowance is significantly dependant on management's assumptions regarding future taxable income and the availability of these NOLs to offset future taxable income. The effect on the Company's net income is significant whenever the estimate changes. For business combinations, the Company must record deferred taxes and liabilities relating to the book versus tax basis differences of acquired assets and liabilities. Generally, such business combinations result in deferred tax liabilities as the book values are reflected at fair value whereas the tax basis is carried over from the acquired company. Such deferred taxes initially are estimated based on preliminary information and are subject to change as valuations and tax returns are finalized. The Company has a valuation allowance against deferred tax assets of $1.5 million as of March 31, 2007.

         The Company adopted the provisions of FASB Interpretation No. 48 "Accounting for Uncertainty of Income Taxes - An Interpretation of FASB Statement No. 109" ("FIN 48") on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS 109"). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. The total amount of unrecognized tax benefits as of the date of adoption was not material. As a result of the implementation of FIN 48, the Company recorded no increase in the liability for unrecognized tax benefits and the balance of unrecognized tax benefits was zero at January 1, 2007.

         The Company has adopted the accounting policy that interest recognized in accordance with Paragraph 15 of FIN 48 and penalty recognized in accordance with Paragraph 16 of FIN 48 are classified as part of income taxes. The total amount of interest and penalty recognized in the statement of operations and statement of financial position was zero as of January 1, 2007.

         The Company does not anticipate any significant change within 12 months of this reporting date of its uncertain tax positions.

         The Company is subject to taxation in the US and various states jurisdictions. There are no ongoing examinations by taxing authorities at this time. The Company's various tax years starting 2002 to 2006 are remain open in various taxing jurisdictions.

6.       Stockholders' Equity

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

         During the first three months of 2007, 5,378 employee stock purchase plan shares were issued with proceeds to the Company of $16,000. Additionally, 10,000 shares of common stock were issued during the same period as part of employee option exercises with proceeds to the Company of $20,000.

         No other shares of common stock were issued during the first quarter.

         Earnings per Share Calculation

         The reconciliation of the share denominator used in the basic and diluted net income per share computations is as follows:


                                                 March 31, 2007    March 31, 2006
                                                 --------------    --------------
Weighted average common shares
     outstanding shares used in basic
     net income per share computation                17,317,668        14,782,501

Dilutive effect of common stock equivalents,
     using the treasury stock method                    173,802           216,756
                                                 --------------    --------------
Shares used in dilutive net income per share
     computation                                     17,491,470        14,999,257
                                                 ==============    ==============

         At March 31, 2007, options to purchase 938,667 shares of common stock were excluded from the diluted net loss per share computation as their effect on loss per share was anti-dilutive for the three month period. For the three month period ended March 31, 2006, 813,501 options were excluded as their effect was anti-dilutive in the period.

         Stock-Based Compensation Expense

         The Company accounts for stock option grants in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), "Share Based Payment" "SFAS 123(R)" Stock-based compensation expense recognized under SFAS 123(R) for employees and directors for the three months ended March 31, 2007 was $153,000 and for the three months ended March 31, 2006 was $67,000. For the three months ended March 31, 2007 the Company recorded $8,000 in cost of sales and $145,000 in selling, general and administrative expenses. For the three months ended March 31, 2006 the Company recorded stock based compensation expense of $14,000 in cost of goods sold and $53,000 in selling, general and administrative expenses.

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

         The estimated fair value of option grants to employees and directors during the three months ended March 31, 2007, was $340,000 and during the three months ended March 31, 2006, was $11,000. Assumptions used to value the options were as follows:

                                                         Three Months Ended
                                                 --------------------------------
                                                 March 31, 2007    March 31, 2006
                                                 --------------    --------------
Volatility                                            42.2%             53.6%
Risk-Free Interest Rates                              4.71%             4.57%
Expected Lives in Years                                  6                 6
Dividend Yield                                          --                --
Forfeiture rate                                          7%                6%

         SFAS 123(R) requires companies to estimate the fair value of share-based payment awards to employees and directors on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Consolidated Statements of Operations.

         As stock-based compensation expense recognized in the Consolidated Statements of Income for the three months ended March 31, 2007 and the three months ended March 31, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

         During the three month periods ended March 31, 2007 and March 31, 2006, the Board of Directors granted options for 161,000 and 5,000 shares, respectively, to employees and directors at the weighted average per share exercise price of $4.43 and $3.85, respectively. The weighted average fair value per share of the stock options awarded for the three month periods ended March 31, 2007 and March 31, 2006 were $2.11 and $2.13 respectively, based on the fair market value of the Company's common stock on the grant dates. Options granted vest over three years. The following table details the stock option activity during the three months ended March 31, 2007.

                                                                                       Weighted
                                                                     Weighted           Average          Aggregate
                                                                      Average         Contractual        Intrinsic
                                                    Options        Exercise Price     Life (Years)         Value
                                                 --------------    --------------    --------------    --------------
Options outstanding as of January 1, 2007             1,687,435    $         4.51
Options granted during the period                       161,000    $         4.43
Options exercised during the period                     (10,000)   $         2.00
Options canceled during the period                           --    $           --
                                                 --------------
Options outstanding as of March 31, 2007              1,838,435    $         4.52              6.46    $      783,000

Vested/expected to vest as of March 31, 2007          1,761,271    $         4.52              6.33    $      768,000

Options exercisable as of March 31, 2007              1,261,522    $         4.53              5.11    $      670,000

         The total intrinsic value of options exercised during the quarters ended March 31, 2007 and March 31, 2006, were $23,000 and $38,000. As of March 31, 2007, there was $817,000 of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over the weighted-average period of 2 years.

         Employee Stock Purchase Plan

         In October 1994, the Company's Board of Directors adopted a qualified employee stock purchase plan. Under the purchase plan, eligible employees (those who have completed one year of continuous employment with the Company) may purchase shares of the Company's common stock through payroll deductions not to exceed 10% of gross wages. The Company has reserved 200,000 shares of its common stock for issuance under the purchase plan, which remains in effect until terminated by the Company's Board of Directors, or until all of the shares reserved for under the purchase plan have been issued. Unless the Board has otherwise provided a higher amount prior to the commencement of an offering period, the offering exercise price for each purchase period is 85% of the lesser of (a) the fair market value of the shares on the offering date of such offering period or (b) the fair market value of the shares on the given purchase date. There were 5,378 shares of common stock issued under the plan during the three months ended March 31, 2007. The total fair value of shares issued during the three months ended March 31, 2007 was $5,000.

         Warrants

         On June 28, 2006 the Company announced the completion of a private placement of 2,174,000 shares of Monterey Gourmet Foods common stock. In connection with this private placement the Company also issued warrants for 652,200 shares of common stock with a conversion price of $7.50 per share. The warrants remain exercisable for a period of five years from June 28, 2006. The warrants are subject to call at the option of the Company after 18 months, if among other things, the registration statement filed by the Company to register the resale of the shares (including the warrant shares) issued in the June 28, 2006 private placement is effective and the volume weighted average trading price of the Company's common stock is $15 or higher for 20 consecutive trading days. The warrants meet the requirements of and are being accounted for as equity in accordance with Emerging Issues Task Force Abstract No. 00-19 ("EITF 00-19") "Accounting for Derivative Financial Instruments Indexed to or Potentially Settled in a Company's Own Stock."

7.       New Accounting Pronouncements

         In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to provide additional information that will help investors and other financial statement users to more easily understand the effect of the company's choice to use fair value on its earnings. Finally, SFAS 159 requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS 159 is effective as of the beginning of an entity's first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS 157. The Company is currently assessing the impact of SFAS 159 which it will be required to adopt.

         In December 2006, the FASB issued FASB Staff Position EITF 00-19-2, Accounting for Registration Payment Arrangements ("FSP 00-19-2") which addresses accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. ESP 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of EITF 00-19-2, this guidance is effective for financial statement issued for fiscal years beginning after December 15, 2006 and interim period within those fiscal years. As of March 31, 2007 this pronouncement had no impact on the Company's consolidated financial statements.

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

         In July, 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in any entity's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes" and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted the provisions of FIN 48 effective January 1, 2007. See discussion at Note 5.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

         The following discussion should be read in conjunction with the financial statements and related notes and other information included in this report. The financial results reported herein do not indicate the financial results that may be achieved by the Company in any future period.

         Other than the historical facts contained herein, this Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, particularly statements relating to our expectations relating to, among other things, the Company's results of operations, future plans and growth strategies. The Company's actual results regarding such matters may vary materially as a result of certain risks and uncertainties. For a discussion of such risks and uncertainties, please see the Company's Annual Report on Form 10-K for the year ended December 31, 2006 and
Item 1A of part II of this Quarterly Report. In addition to the risks and uncertainties discussed in the Annual Report, the risks set forth herein, including the risks associated with any reduction of sales to two major customers currently comprising a majority of total revenues, the Company's ability to expand distribution of food products to new and existing customers, to attract and retain qualified management, to integrate newly acquired businesses and to compete in the competitive food products industry, should be considered.

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

         The Company's product distribution to grocery and club stores increased from approximately 25 stores as of December 1989, to over 10,200 stores by March 31, 2007. During recent years the Company added retail and club distribution through internal growth and through Isabella's Kitchen, Emerald Valley Kitchen, CIBO Naturals, Sonoma Cheese, and Casual Gourmet acquisitions. In 2004, the Company's shareholders approved the change of the name of the Company to Monterey Gourmet Foods, Inc. The name change was made to define the Company's strategic direction more accurately. The name change also announces to the investor community, our customers and consumers, our strategic direction to become a complete supplier of gourmet refrigerated foods.

         Since, 2004, the Company has launched three new product lines outside its core pasta/sauce business, including gourmet refrigerated entrees, fresh tamales, and frozen One-Step meal entrees. Additionally the Company was able to increase distribution by introducing whole wheat pastas which are higher in dietary fiber, have a favorable glycemic index, and are made with whole grains.

         In January 2004, the Company acquired CIBO Naturals, a maker of sauces, dips and spreads. In January 2005 the Company acquired Casual Gourmet Foods, Inc. a marketer of flavorful low fat, low-calorie chicken sausages, chicken burgers and soups. Sonoma Foods, Inc., acquired in April 2005 markets a line of refrigerated specialty cheese products that features its flagship line of traditional and flavored Sonoma Jack cheeses which have earned numerous awards over the years. Monterey Gourmet Foods believes that the convenient gourmet food segment is growing rapidly as time-starved consumers seek high quality quick-meal solutions and that the Company, with its staff of senior chefs, its culinary consultants, and its flexible manufacturing facilities, is well positioned to bring new products to these consumers.

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

         The Company's overall objective is to become a leading national supplier of innovative gourmet food products through distribution of its products to grocery and club stores. The Company is in the process of revisiting its objectives and goals under the directions of its new CEO and President. The key elements of the Company's current strategy include the following targeted goals:

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

         o Operate as one reporting unit with a centralized sales force, marketing department, finance department and operational management.

         o Create brand awareness by communicating to the consumer that Monterey Gourmet Foods and its recently acquired brands provide flavorful and nutritious lines of products, and promote repeat business by reinforcing positive experiences with the Company's products.

         o Introduce new products to the Company's major customers in order to demonstrate the innovative nature of the Company, keep the product line updated with new ideas from the Company's creative chefs and outside culinary experts, and increase the number of items on the shelves from which consumers can choose.

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

         The success of the Company's acquisition strategy will depend upon its ability to generate cash from current operations, attract new capital, find suitable acquisition candidates, and successfully integrate new businesses and operations. There is no assurance that acquisitions can be financed from current cash flow, and, if not, that outside sources of capital will be available to supplement internally-generated funds. There is no assurance that management can successfully select suitable acquisition candidates, that bank creditors would approve such acquisitions, or that these new businesses could be successfully integrated to create long term stockholder value.

Results of Operations

         Net revenues from operations were as follows (in thousands):


                                                                                     Three Months Ended
                                                                               --------------------------------
                                                                               March 31, 2007    March 31, 2006
                                                                               --------------    --------------
         Net Revenues                                                          $       24,715    $       22,478
                  Percent Change in Net Revenues from prior period                         10%               27%

         The quarterly increase in net revenue is due to an increase in sales of Monterey Pasta branded pasta products made with organic ingredients and whole wheat pasta items. In addition, the CIBO Naturals branded sauces, Emerald Valley Kitchen Organics brand, and the introduction of frozen entrees also generated the increases in net revenues. These increases were offset by a 21% reduction in sales of Sonoma Cheese.

         Gross profit and gross margin were as follows (in thousands):



                                                                                     Three Months Ended
                                                                               --------------------------------
                                                                               March 31, 2007    March 31, 2006
                                                                               --------------    --------------
         Gross profit                                                          $        6,931    $        6,780
         Gross margin percent                                                            28.0%             30.2%

         Gross margin percent for the year ended December 31, 2006 was 29.1%. The gross profit dollars for the first quarter of 2007 increased compared to the first quarter of 2006 due to the increased sales volume as noted above. This margin percent decline reduced gross profit dollars by $500,000 when comparing the first quarter of 2007 gross profit with the first quarter of 2006 gross profit. The reduction in gross margin percentage for the first quarter of 2007 compared to the 2006 calendar year and to the first quarter of 2006 is a largely function of lower gross margins from the Sonoma Cheese branded products which is attributable to a change in suppliers for most of its cheese products. During the first quarter of 2007, the Company incurred additional costs by offering incentives to the current supplier to produce additional products on a short-term basis and paying additional freight to transition to a new supplier. A longer term solution is being investigated to return Sonoma Cheese branded products to historical margins, but the solution may not be implemented until later in the calendar year.

         Selling, general and administrative expenses or SG&A were as follows (in thousands):

                                                                                     Three Months Ended
                                                                               --------------------------------
                                                                               March 31, 2007    March 31, 2006
                                                                               --------------    --------------
         SG&A Expense                                                          $        6,452    $        6,376
         SG&A Expense as a percent of net revenues                                       26.1%             28.4%

         For the fiscal year ended December 31, 2006, SG&A expenses were 28.4% of net revenues. SG&A as a percent of net revenues for the three months ended March 31, 2007 was 26.1%. The decrease compared to 2006 and to the first quarter of 2006 is related to the reduction in salaried work force announced in September 2006, a reduction in promotional activities, and a reduction in amortization expense due to the write-down of the Company's investment in Casual Gourmet Foods. The increase in actual SG&A dollars from $6,376,000 to $6,452,000 is associated with increases in stock-based compensation and legal fees.

         Depreciation and amortization expense, included in cost of sales and SG&A, was $680,000 or 2.8% of net revenues for the quarter ended March 31, 2007, compared to $753,000 or 3.3% of net revenues for the first quarter ended March 31, 2006. The decrease for the three month period is associated with the impairment of intangible assets acquired in the Casual Gourmet acquisition, and the full depreciation of older assets offset by additional equipment purchases in the first three months of calendar year 2006.

         Net interest income was $28,000 for the quarter ended March 31, 2007, compared to net interest expense of $200,000 for the same quarter in 2006. The change in interest expense reflects the effects of the pay down of debt with the net proceeds from the private equity placement during the second quarter of 2006

         Income taxes for the first quarter of 2007 reflect a tax expense of $198,000, which reflects a 40% tax rate compared with income tax expense of $105,000 or approximately 51% of pretax income for the same period in 2006. The Company determines its quarterly tax provision based on the expected annual effective tax rate by tax filing entities and jurisdictions. The Company has established a valuation allowance of $1.5 million at March 31, 2007. The valuation allowance was established during the third quarter of 2006 as a result of the reassessment of the realizability of deferred tax assets.

Liquidity and Capital Resources

         During the three month period ended March 31, 2007, $315,000 of cash was provided by the Company's operations, compared to $2,567,000 of cash provided in the three months ended March 31, 2006. The cash provided by operations of $315,000 reflects the Company's net income from operations plus depreciation, amortization, deferred income taxes and stock-based compensation totaling $1.3 million in generated cash, plus the provisions for allowances for bad debts, returns, adjustments, spoils, and inventory of $1.5 million, offset by an increase in working capital due to timing differences of terms offered by the Company to its customers and the terms offered to the Company by its suppliers, which reduced the Company cash balances (changes in assets and liabilities) by $2.5 million.

         Stock-based compensation expense accounted for $153,000 of non cash expense. Capital expenditures were $315,000 in the three months of 2007 compared to $434,000 for the three months ended March 31, 2006. Capital spending in 2007 reflected spending to finish projects started in calendar year 2006. The Company will spend capital dollars when appropriate to either support sales initiatives or to reduce operating costs.

         During the first three months of 2007, the Company issued 5,378 shares under its Employee Stock Purchase Plan and received cash of $16,000. Additionally, 10,000 shares of common stock were issued during the same period as part of employee option exercises with proceeds to the Company of $20,000. During the three months ended March 31, 2006, by comparison, proceeds from the purchase of 5,133 shares under the Employee Stock Purchase Plan were $15,000, and there were 25,000 options exercised with proceeds of $65,000.

         As of March 31, 2007 the Company had $4.3 million of cash recorded on its balance sheet.

         The Company finances its operations and growth primarily with cash flows generated from operations. The Company has a $5.0 million working capital line of credit which is currently unused. The working capital line of credit commitment expires June 1, 2007. In addition, the Company has a letter of credit in the amount of $800,000 which is issued in favor of an insurance company to support a self-funded worker's compensation program. The letter of credit expires December 31, 2007.

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


                                                                 Payments due by period
                                         ------------------------------------------------------------------------
                                                         Less than                                    More than
Contractual obligations (in thousands)      Total         1 year        1 - 3 years    3 - 5 years     5 years
                                         ------------   ------------   ------------   ------------   ------------
Long-term debt                           $      1,047   $        969   $         78   $         --   $         --
Capital lease obligations                          57             31             26             --             --
Operating leases                                6,680          1,280          2,897          1,608            895
                                         ------------------------------------------------------------------------
Total                                    $      7,784   $      2,280   $      3,001   $      1,608   $        895
                                         ========================================================================


         The Company has a standby letter of credit in favor of an insurance company for $800,000 for Worker's Compensation insurance which expires on December 31, 2007.

Critical Accounting Policies and Management Judgments

Accounts Receivable and Allowances

         The Company provides allowances for estimated credit losses, product returns, spoilage, and adjustments at a level deemed appropriate to adequately provide for known and inherent risks related to such items. The allowances are based on reviews of the history of losses, returns, spoilage, contractual relationships with customers, current economic conditions, and other factors which warrant consideration in estimating potential losses. While management uses the best information available in making its determination, the ultimate recovery of recorded accounts and other receivables is also dependent on future economic and other conditions that may be beyond management's control.

Income Taxes

         The Company accounts for corporate income taxes in accordance with the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") 109, "Accounting for Income Taxes" which requires an asset and liability approach. This approach results in the recognition of deferred tax assets (future tax benefits) and liabilities for the expected future tax consequences of temporary timing differences between the book carrying amounts and the tax basis of assets and liabilities. Future tax benefits are subject to a valuation allowance to the extent of the likelihood that the deferred tax assets may not be fully realized within the next three years. The Company's deferred tax assets include significant amounts of net operating losses ("NOLs"). The Company has recorded a valuation allowance of $1.5 million. The amount of the valuation allowance is significantly dependent on management's assumptions regarding future taxable income and the availability of these NOLs to offset future taxable income. The effect on the Company's net income is significant whenever the estimate changes. The Company expects to utilize all of the NOLs in future years, but may not be able to use them before 2009. However, if the Company's ability to generate future taxable income diminishes, additional tax expense may be recorded in order to increase the valuation allowance even further. For business combinations, the Company must record deferred taxes relating to the book versus tax basis differences of acquired assets and liabilities. Generally, such business combinations result in deferred tax liabilities as the book values are reflected at fair value whereas the tax basis is carried over from the acquired company. Such deferred taxes are initially estimated based on preliminary information and are subject to change as valuations and tax returns are finalized.

         The Company adopted the provisions of FASB Interpretation No. 48 "Accounting for Uncertainty of Income Taxes - An Interpretation of FASB Statement No. 109" ("FIN 48") on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS 109"). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. The total amount of unrecognized tax benefits as of the date of adoption was not material. As a result of the implementation of FIN 48, the Company recorded no increase in the liability for unrecognized tax benefits and the balance of unrecognized tax benefits was zero at January 1, 2007.

         The Company has adopted the accounting policy that interest recognized in accordance with Paragraph 15 of FIN 48 and penalty recognized in accordance with Paragraph 16 of FIN 48 are classified as part of income taxes. The total amount of interest and penalty recognized in the statement of operations and statement of financial position was zero as of January 1, 2007.

         The Company does not anticipate any significant change within 12 months of this reporting date of its uncertain tax positions.

         The Company is subject to taxation in the US and various states jurisdictions. There are no ongoing examinations by taxing authorities at this time. The Company's various tax years starting 2002 to 2006 are remain open in various taxing jurisdictions.

Inventory Valuation

         Inventories are stated at the lower of cost (using the first-in, first-out method) or market and consist principally of component ingredients to the Company's refrigerated pasta and sauces, finished goods, and packaging materials. Many of the ingredients used in the Company's products have a short shelf life and if not used in a certain amount of time may spoil. Management estimates that the raw material will be used in a timely manner; however, management has established certain reserves for the potential of inventory obsolescence, especially for slow moving inventory. As of March 31, 2007, the Company reduced the carrying value of its inventory by $292,000. This write-down was made to cover certain refrigerated raw material inventory that is nearing its shelf-life, certain frozen items that have not been recently used, certain packaging labels for products that may be rotated out of the Club Store accounts and for products that have already been rotated out of the Club Store accounts that may or may not be rotated back into the Club Store accounts. The allowance is established based on management's estimate of alternative usage or salvage value of obsolete inventory. Management believes its estimates for spoiled and obsolete inventory is adequate given the current volume of business to its current customers.

Workers Compensation Reserve

         The Company's California and Oregon locations entered into a partially self-insured worker's compensation program during fiscal year 2003 and have continued the program into 2007. This program features a fixed annual payment, with a deductible on a per occurrence basis. The annual expense consists of a base fee paid to an insurance company to administer the program, direct cash expenses to pay for injuries, an estimate for potential injuries that may have occurred but have not been reported, an estimate by the insurance company of costs to close out each injury and an estimate for injury development. The Company has been on this partially self-insured program for just over four years and therefore has limited history of claim resolution available to support the Company's projected liabilities. Therefore the Company is using published industry actuarial data from an insurance carrier and reviewing each claim individually to determine the amount of reserves that should be established. Management believes that its current safety program and its safety record will provide the foundation to enable the Company to realize the premium savings partially self-insured programs are designed to achieve; however, estimated reserves may vary from future cash outlays.

         The Company's Washington facility is on a fixed premium insurance contract that covers all costs including claims.

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

         The Company records its shipping cost for product delivered to customers in selling, general, and administrative expense. Any amounts charged to customers for freight and deliveries are included in revenues. Certain incentives granted to customers such as promotions, trade ads, slotting fees, terms discounts, and coupons are recorded as offsets to revenues. The Company accrues for these granted incentives at the time revenue is recognized.

Valuation of Goodwill/Indefinite-lived Intangible Assets

         Under SFAS 142, "Goodwill and Other Intangible Assets" goodwill and intangible assets with indefinite useful lives are to be tested for impairment at least annually. The primary identifiable intangible assets of the Company's reporting unit with indefinite lives are trademarks, tradenames and goodwill acquired in business acquisitions. As of March 31, 2007, the net book value of trademarks and other identifiable indefinite-lived intangible assets was $2.7 million.

         The Company defines a reporting unit as a unit one level below its operating segment. A reporting unit exists if the component constitutes a business for which discrete financial information is available and segment managers regularly review the operating results of the component. As of March 31, 2007, the Company determined that it had one reporting unit based on the

Company's internal reorganization which integrated the Company's brands to a more functional reporting structure. Prior to the fourth quarter of 2006, the Company had four reporting units as its acquirees' operations were not integrated.

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

         Goodwill is not amortized but is subject to periodic assessments of impairment. At March 31, 2007, the Company had $13.2 million of goodwill on its books. Goodwill is assessed for impairment at least as often as annually and as triggering events may occur. The Company performs its annual review in the fourth quarter of each year. Recoverability of goodwill is evaluated using a comparison of the fair value of a reporting unit with its carrying value.

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

Valuation of Plant and Equipment and finite-lived Intangible Assets

         In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-lived Assets ("SFAS 144"), management reviews finite-lived long-lived assets, primarily consisting of plant and equipment and amortized intangible assets such as acquired recipes, customer lists and non-compete agreements, whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Intangible assets with finite useful lives continue to be amortized over their respective estimated useful lives. The estimated useful life of an identifiable intangible asset is based upon a number of factors, including the effects of demand, competition, and future cash flows. For these assets, if the total expected future undiscounted cash flows from the asset group are less than the carrying amount of the asset group, an impairment loss is recognized for the difference between the fair value of the carrying value of the asset group. The impairment tests require management to estimate the undiscounted cash flows and fair value of the asset groups. As of March 31, 2007, the net book value of finite-lived intangible assets was $4.2 million.

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

Accounting for Stock-Based Awards

         On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, "Share-Based Payment" ("SFAS 123R"). The Company adopted the fair value recognition provisions of SFAS 123R, using the modified prospective transition method. As a result of adopting SFAS 123R, the Company recorded a pre-tax expense of $153,000 for stock-based compensation for the three months ended March 31, 2007 compared to $67,000 for the three months ended March 31, 2007. The main reason for the increase in stock-based compensation in 2007 compared to 2006 is that in 2005 the Company elected to vest all stock options that had a strike price higher than the stock price at the time the stock options were vested.

         The determination of fair value of share-based payment awards to employees and directors on the date of grant using the Black-Scholes model is affected by the Company's stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Management estimated expected terms using the simplified method provided in SAB 107 and management has used historical data to estimate forfeitures. The risk-free rate is based on U.S. Treasury rates in effect during the corresponding period of grant. The expected volatility is based on the historical volatility of the Company's stock price.

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

         The Company employs one full-time executive chef and has hired additional outside culinary consultants to develop new products. Recent introductions include a line of whole wheat fresh pastas, sauces, and dips. The Company is the first to introduce whole wheat in the refrigerated pasta category. Sales of these items have helped grow the retail branded category. The Company also recently introduced a new line of fresh tamales under the Isabella's Kitchen brand and frozen meal solutions under the Casual Gourmet Foods brand.

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

         Major Customers

         Two of the Company's customers, Costco Wholesale and Sam's Club, accounted for 44% and 23%, respectively, of the Company's net revenues for the three months ended March 31, 2007. No other customer accounted for greater than 10% of net revenues for the period.

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

         In the ordinary course of its business the Company enters into commitments to purchase raw materials over a period of time, generally six months to one year, at contracted prices. At March 31, 2007 these future commitments were not at prices in excess of current market, or in quantities in excess of normal requirements. The Company does not utilize derivative contracts either to hedge existing risks or for speculative purposes.

         Interest Rate Risk

         The Company invests excess cash in variable income investments consisting of cash equivalents. The magnitude of the interest income generated by these cash equivalents is affected by market interest rates. Management does not use marketable securities or derivative financial instruments in its investment portfolio.

         The interest payable on the Company's bank line of credit is based on variable interest rates and therefore affected by changes in market interest rates. As of March 31, 2007, the Company does have any loans with variable interest rates.

         Currency Risk

         During the three months ended March 31, 2007, the Company sold $2,000 of product in currency other than US dollars. These sales have terms of net 30 days from shipment. The Company believes that its currency exposure is not material and has chosen not to hedge these sales.

Item 4.  Controls and Procedures

         Evaluation of Disclosure Controls and Procedures

         As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (together the "Certifying Officers"), of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2007, the end of the period covered by this report. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective as of March 31, 2007 to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our Certifying Officers, as appropriate, to allow for timely decisions regarding required disclosure.

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

         Changes in Internal Controls

         There has been no change during the company's fiscal quarter ended March 31, 2007 in the company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

                           PART II. OTHER INFORMATION

Item 1A. Risk Factors

         In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The Company is not aware of any other material changes to the risks described in our latest Annual Report on Form 10-K.

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

                                       MONTEREY GOURMET FOODS

Date: May 14, 2007
                                       By: /s/ ERIC C. EDDINGS
                                           -------------------------------------
                                               Eric C. Eddings
                                               Chief Executive Officer


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

3.1 Certificate of Incorporation dated August 1, 1996 (incorporated by reference from Exhibit B to the Company's Definitive Proxy Statement for its August 1, 1996 Special Meeting of Shareholders filed June 27, 1996 )
3.2 Amendments of Articles I and IV of Delaware Certificate of Incorporation (incorporated by reference from Exhibits 3 and 4 to the Company's Definitive Proxy Statement for its 2004 Annual Meeting of Shareholders filed June 21, 2004)
3.3    Bylaws of the Company, as amended. Incorporated by reference from Exhibit
       3.3 filed with the Company's Form 10-Q for the quarter ended June 30, 2005 filed with the Commission
4.1 Form of Investor Warrant, issued by Monterey Gourmet Foods, Inc. to the investors in connection with the June 28, 2006 private offering. (incorporated by reference from Exhibit 10.31 filed with the Company's Form 8-K on June 13, 2006)
4.2    Registration Rights Agreement (incorporated by reference from Exhibit
       10.29 filed with the Company's Form 8-K on June 13, 2006)
10.1* 2002 Stock Option Plan, as amended on March 3, 2006. Incorporated by reference from Exhibit 10.1 to the Company's Form 10-Q for the quarter ended March 31, 2006
10.2*  1995 Employee Stock Purchase Plan (incorporated by reference from Exhibit
       10.15 to the Company's Form 10-K for the fiscal year ended January 1,
       1995
10.3 Monterey County Production Facility Lease of the Company, as amended (incorporated by reference from Exhibit 10.03 to the Company's Registration Statement on Form SB-2 filed with the Commission (the "SB-2)) on August 29, 1993
10.4 Amendment No. 1 dated February 1, 1995 and Amendment No. 2 dated March 1, 1995 to Monterey County Production Facility Lease of the Company (incorporated by reference from Exhibit 10.6 filed with the Company's Form 10-K for the fiscal year ended December 31, 1995) filed April 1, 1996(the "1995 Form 10-K")
10.5 Amendment No. 3 dated September 12, 1997, and Amendment No. 4 dated February 6, 1998 to Monterey County Production Facility Lease of the Company (incorporated by reference from Exhibit 10.5 filed with the Company's September 27, 1998 Quarterly Report on Form 10-Q filed November 4, 1998 ("1998 Q3 10-Q"))
10.6 Trademark Registration--MONTEREY PASTA COMPANY and Design, under Registration No. 1,953,489, registered on January 30, 1996 with the U.S. Patent and Trademark Office (incorporated by reference from Exhibit 10.27 to the 1995 Form 10-K)
10.7* Employment letter dated September 15, 2006 to Chief Executive Officer Eric C. Eddings (incorporated by reference from Exhibit 10.1 filed with the Company's Form 8-K filed September 20, 2006)
10.8 Agreement for Handling and Storage Services between the Company and CS Integrated LLC dated February 5, 1999 (incorporated by reference to
       Exhibit 10.21 to the Company's 1998 Form 10-K for the fiscal year ended December 27, 1998, filed March 17, 1999
10.9 Royalty agreement dated July 12, 1999 between Company and Chet's Gourmet Foods, Inc. (incorporated by reference to Exhibit 10.25, in the Company's September 26, 1999 Quarterly Report on Form 10-Q filed November 9, 1999 ("1999 Q3 10-Q"))
10.10 Storage Agreement Manufactured Products dated August 3, 1999 between the Company and Salinas Valley Public Warehouse (incorporated by reference to
       Exhibit 10.26, filed with the Company's 1999 Q3 10-Q)
10.11 Commercial Lease dated August 10, 1999 between Company and Salinas Valley Public Warehouse (incorporated by reference to Exhibit 10.27, filed with the Company's 1999 Q3 10-Q)
10.12 Commercial lease dated January 1, 2000 between the Company and PTF for Operating Engineers, LLC (incorporated by reference to Exhibit 10.32, in the Company's June 25, 2000 Quarterly Report on Form 10-Q filed on August 4, 2000)
10.13 Lease Extension and Modification Agreement between the Company and Marco Warehouse d.b.a. Salinas Valley Public Warehouse dated September 1, 2001 (incorporated by reference to Exhibit 10.40 in the Company's September 30, 2001 Quarterly Report on Form 10-Q filed on November 7, 2001)
10.14 Commercial lease dated August 23, 2002 between the Company and Mel Bankoff (incorporated by reference from Exhibit 10.43 filed with the Company's Report on Form 8-K on August 30, 2002)
10.15 Commercial lease dated January 3, 2003 between the Company and Conrad Family Trust (incorporated by reference from Exhibit 10.44 filed with the Company's Form 10-K for the fiscal year ended December 29, 2002, filed on February 14, 2003)
10.16 Third Lease modification to Commercial lease dated August 8, 2006 between the Company and PTF for Operating Engineers, LLC for storage space in Monterey County, California

10.17 Lease Extension and Modification Agreement between the Company and Kenneth Salma and Pattie Salma dated August 24, 2005 (incorporated by reference from Exhibit 10.18 filed with the Company's September 30, 2005 Quarterly Report of Form 10-Q filed on November 14, 2005.)
10.18 Stock Purchase Agreement by and among Monterey Gourmet Foods, Inc., Casual Gourmet Foods, Inc., and Certain Shareholders dated January 11, 2005 (incorporated by reference from Exhibit 2.01 filed with the Company's Report on Form 8-K on January 18, 2005)
10.19 Amendment to the Stock Purchase Agreement by and among Monterey Gourmet Foods, Inc. Casual Gourmet Foods, Inc. and Certain Shareholders dated September 29, 2006 (incorporated by reference from Exhibit 2 filed with the Company's Report on Form 8-K on October 5, 2006)
10.20 Stock Purchase Agreement by and among Monterey Gourmet Foods, Inc., Sonoma Foods, Inc., and Its Shareholders dated April 7, 2005 (incorporated by reference from Exhibit 2.01 filed with the Company's Form 8-K on April 13, 2005)
10.21 Third Modification to Business Loan Agreement between the Company and Comerica Bank dated January 5, 2005, incorporated by reference to Exhibit
       10.33 filed with the Company's Form 10-K for the fiscal year ended December 26, 2004, filed on March 25, 2005
10.22 Fourth Modification to Business Loan Agreement between the Company and Comerica Bank dated April 11, 2005 (incorporated by reference from
       Exhibit 10.24 to the Company's Form 10-Q for the quarter ended June 30, 2005 filed with the Commission).
10.23 Securities Purchase Agreement, dated as of June 12, 2006, (incorporated by reference from Exhibit 10.28 filed with the Company's Form 8-K on June 13, 2006)
10.24 Engagement letter between Roth Capital Partners, LLC and Monterey Gourmet Foods, Inc. dated May 26, 2006 (incorporated by reference from Exhibit
       10.30 filed with the Company's Form 8-K on June 13, 2006) 10.25**Employment agreement dated April 7, 2005 to Chief Executive Officer -
       Sonoma Foods, Inc. A. Martin Adams
10.26**Employment agreement dated April 7, 2005 to Chief Operating Officer -
       Sonoma Foods, Inc. C. David Viviani
31.1** Certification of Chief Executive Officer pursuant to Section 302 of the
       Sarbanes-Oxley Act of 2002
31.2** Certification of Chief Financial Officer pursuant to Section 302 of the
       Sarbanes-Oxley Act of 2002
32.1** Certification of Chief Executive Officer pursuant to 18 U.S.C. Section
       1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of
       2002
32.2** Certification of Chief Financial Officer pursuant to 18 U.S.C. Section
       1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of
       2002

* Management contract or compensatory plan or arrangement covering executive officers or directors of the Company and its former subsidiary, Upscale Food Outlets, Inc.

**   filed herewith