Form 10-Q
period 2007-06-30
MONTEREY GOURMET FOODS
filed 2007-08-14
CIK 913032

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                           ___________________________

                                    FORM 10-Q
                           ___________________________

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                  For the quarterly period ended June 30, 2007.

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

At August 14, 2007, 17,343,025 shares of common stock, $.001 par value, of the registrant were outstanding.

                          MONTEREY GOURMET FOODS, INC.
                                    FORM 10-Q
                                Table of Contents

                                                                            Page
PART 1.  FINANCIAL INFORMATION

  Item 1.       Financial Statements

                Condensed Consolidated Balance Sheets at June 30, 2007
                (unaudited) and December 31, 2006                             3

                Unaudited Condensed Consolidated Statements of Operations
                for the three months ended June 30, 2007 and June 30, 2006 and for the six months ended June 30, 2007 and June 30,
                2006                                                          4

                Unaudited Condensed Consolidated Statements of Cash Flows
                for the six months ended June 30, 2007 and June 30, 2006      5

                Notes to the Unaudited Condensed Consolidated Financial
                Statements                                                    6

   Item 2.      Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                    13

   Item 3.      Quantitative and Qualitative Disclosures About Market Risk   21

   Item 4.      Controls and Procedures                                      21

PART II. OTHER INFORMATION

  Item 4.       Submission of Matters to a Vote of Security Holders          22

  Item 6.       Exhibits                                                     22

SIGNATURE PAGE                                                               23

  Exhibit 31.1  Section 302 Certification of Chief Executive Officer         26

  Exhibit 31.2  Section 302 Certification of Chief Financial Officer         27

  Exhibit 32.1  Section 906 Certification of Chief Executive Officer         28

  Exhibit 32.2  Section 906 Certification of Chief Financial Officer         29


                          PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

                          MONTEREY GOURMET FOODS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                           (in thousands of dollars)

                                                                        June 30,        December 31,
                                                                          2007             2006
                                                                     --------------    --------------
                                                                      (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                          $        5,656    $        4,281
  Accounts receivable, net                                                    7,838             9,958
  Inventories                                                                 7,413             7,574
  Deferred tax assets - current                                                 284               793
  Prepaid expenses and other                                                    798               807
                                                                     --------------    --------------
   Total current assets                                                      21,989            23,413

  Property and equipment, net                                                14,821            15,303
  Deferred tax assets - long term                                             3,315             3,315
  Deposit and other                                                             171               174
  Intangible assets, net                                                      6,746             7,052
  Goodwill                                                                   13,211            13,211
                                                                     --------------    --------------
   Total assets                                                      $       60,253    $       62,468
                                                                     ==============    ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                   $        5,458    $        7,835
  Accrued liabilities                                                         2,184             3,064
  Current portion of long-term debt                                             972             1,018
                                                                     --------------    --------------

   Total current liabilities                                                  8,614            11,917

Long-term debt                                                                   84               129
Minority interest                                                               159               159

Stockholders' equity:
  Preferred stock, $.001 par value,
       1,000,000 shares authorized, none outstanding                             --                --
  Common stock, $.001 par value,  50,000,000 shares authorized,
      17,323,025 and 17,307,647 issued and outstanding                           17                17
  Additional paid-in capital                                                 60,167            59,796
  Accumulated deficit                                                        (8,788)           (9,550)
                                                                     --------------    --------------
  Total stockholders' equity                                                 51,396            50,263
                                                                     --------------    --------------
   Total liabilities and stockholders' equity                        $       60,253    $       62,468
                                                                     ==============    ==============


See accompanying summary of significant accounting policies and notes to consolidated financial statements.


                          MONTEREY GOURMET FOODS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
  (in thousands of dollars except earnings per share numbers and share totals)

                                                       Three Months Ended                     Six Months Ended
                                               ----------------------------------    ----------------------------------
                                                June 30, 2007      June 30, 2006      June 30, 2007      June 30, 2006
                                               ---------------    ---------------    ---------------    ---------------
Net revenues                                   $        24,529    $        23,081    $        49,244    $        45,559
Cost of sales                                           17,790             16,118             35,574             31,816
                                               ---------------    ---------------    ---------------    ---------------

Gross profit                                             6,739              6,963             13,670             13,743
Selling, general and administrative expenses             6,005              6,576             12,457             12,952
Gain(loss) on disposition of assets                         --                 13                (12)                13
                                               ---------------    ---------------    ---------------    ---------------
Operating income                                           734                400              1,201                804

Other income, net                                            3                  1                  4                  2
Interest income (expense), net                              38               (195)                66               (395)
                                               ---------------    ---------------    ---------------    ---------------

Income before provision for income
   tax expense                                             775                206              1,271                411
Provision for income tax expense                          (311)               (60)              (509)              (165)
                                               ---------------    ---------------    ---------------    ---------------

Net income                                     $           464    $           146    $           762    $           246
                                               ===============    ===============    ===============    ===============

Basic income per share                         $          0.03    $          0.01    $          0.04    $          0.02

Diluted income per share                       $          0.03    $          0.01    $          0.04    $          0.02

Primary shares outstanding                          17,323,025         15,058,039         17,320,347         14,920,270

Diluted shares outstanding                          17,478,266         15,452,071         17,485,003         15,238,544

See accompanying summary of significant accounting policies and notes to consolidated financial statements.


                          MONTEREY GOURMET FOODS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                            (in thousands of dollars)
                                                                                 Six Months Ended
                                                                          --------------------------------
                                                                           June 30, 2007     June 30, 2006
                                                                          --------------    --------------
Cash flows from operating activities:
Net income                                                                $          762    $          246
Adjustments to reconcile net income to net cash provided by
   operating activities:
      Deferred income taxes                                                          509               165
      Depreciation and amortization                                                1,427             1,504
      Provisions for allowances for bad debts, returns,
         adjustments and spoils                                                    2,489             2,635
      Provisions for inventory allowances                                            127               322
      Stock based compensation expense                                               335               161
      Loss on disposition of assets                                                   12                --
      Changes in assets and liabilities:
          Accounts receivable                                                       (369)           (1,278)
          Inventories                                                                 34              (171)
          Prepaid expenses                                                             9               (11)
          Deposits and other                                                           3               (21)
          Accounts payable                                                        (2,377)              231
          Accrued liabilities                                                       (880)              474
                                                                          --------------    --------------
             Net cash provided by operating activities                             2,081             4,257
                                                                          --------------    --------------
Cash flows from investing activities:
      Purchase of property and equipment                                            (651)           (1,217)
      Acquisition of businesses net of cash and minority interest                     --                (2)
                                                                          --------------    --------------
  Net cash used in investing activities                                             (651)           (1,219)
                                                                          --------------    --------------

Cash flows from financing activities:
      Bank overdraft                                                                  --            (1,507)
      Repayment of line of credit                                                     --            (3,000)
      Repayment of debt                                                              (67)           (7,906)
      Repayment of capital lease obligations                                         (24)              (15)
      Proceeds from issuance of common stock                                          36            12,496
                                                                          --------------    --------------
  Net cash (used in) provided by financing activities                                (55)               68
                                                                          --------------    --------------

Net increase in cash and cash equivalents                                          1,375             3,106

Cash and cash equivalents, beginning of period                                     4,281               330
                                                                          --------------    --------------
Cash and cash equivalents, end of period                                  $        5,656    $        3,436
                                                                          ==============    ==============

                                                                           June 30, 2007     June 30, 2006
                                                                          --------------    --------------
Cash payments:
      Interest                                                            $           39    $          468
      Income Taxes                                                        $           10    $            6

Non-cash investing and financing activities:
      Issuance of stock for acquisition of business                       $           --    $        1,186
      Capital lease obligations                                           $           --    $           19

See accompanying summary of significant accounting policies and notes to consolidated financial statements.

                          MONTEREY GOURMET FOODS, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       Basis of Presentation

         The condensed consolidated financial statements have been prepared by Monterey Gourmet Foods, Inc. (the "Company") and are unaudited. The financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not necessarily include all information and footnotes required by generally accepted accounting principles, and should be read in conjunction with the Company's 2006 Annual Report on Form 10-K. In the opinion of the Company, all adjustments necessary to present fairly the Company's consolidated financial position, results of operations and cash flows as of June 30, 2007 have been recorded. A description of the Company's accounting policies and other financial information is included in the audited consolidated financial statements as filed with the Securities and Exchange Commission ("SEC") in the Company's Form 10-K for the year ended December 31, 2006. The consolidated results of operations for the interim quarterly periods are not necessarily indicative of the results expected for the full year.

         Certain reclassifications have been made to 2006 balances to conform to 2007 presentation.


2.       Goodwill and Other Intangible Assets

         Goodwill and other intangible assets consist of (in thousands):

                                                                    June 30, 2007
                                                 --------------------------------------------------
                                                 Gross Carrying      Accumulated      Net Carrying
                                                     Amount         amortization         Amount
                                                 --------------    --------------    --------------
Trademarks and tradenames                        $          220    $          220    $           --
Customer lists                                            5,982             2,288             3,694
Other intangibles                                         2,112               894             1,218
                                                 --------------    --------------    --------------
     Total intangible assets                              8,314             3,402             4,912

Intangible assets with indefinite lives                   1,834                --             1,834
                                                 --------------    --------------    --------------

     Total  intangible assets                            10,148             3,402             6,746

Goodwill                                                 13,211                --            13,211
                                                 --------------    --------------    --------------
     Total goodwill and intangible assets        $       23,359    $        3,402    $       19,957
                                                 ==============    ==============    ==============


                                                                 December 31, 2006
                                                 --------------------------------------------------
                                                 Gross Carrying      Accumulated      Net Carrying
                                                     Amount         amortization         Amount
                                                 --------------    --------------    --------------
Trademarks and tradenames                        $          220    $          220    $           --
Customer lists                                            5,982             2,031             3,951
Other intangibles                                         1,242               845               397
                                                 --------------    --------------    --------------
     Total amortized intangible assets                    7,444             3,096             4,348

Intangible assets with indefinite lives                   2,704                --             2,704
                                                 --------------    --------------    --------------

     Total  intangible assets                            10,148             3,096             7,052

Goodwill                                                 13,211                --            13,211
                                                 --------------    --------------    --------------
     Total  goodwill and intangible assets       $       23,359    $        3,096    $       20,263
                                                 ==============    ==============    ==============

Amortization expense of intangible assets for the six months ended June 30, 2007 was $306,000.

         As part of the Company's ongoing review of the useful lives of its intangible assets, the Company determined during the quarter ended June 30, 2007 that a change was warranted in the useful life of its recipes acquired as part of the Company's purchase of CIBO Naturals LLC in 2004. Prior to June 30, 2007, the CIBO recipes had been considered to have an indefinite life and not been subject to amortization. Based on recent interactions with customers, however, the Company began amortizing the recipes over a ten year useful life which is comparable to the useful lives of the CIBO customer lists. As a result, the Company recorded amortization on the CIBO recipes of $7,200 in the second quarter of 2007.

         The following table estimates amortization expense for the next five years (in thousands):

                                               Estimated Amortization
                                                       Expense
                                 Year               (In thousands)
                                 ----               --------------
           July through December 2007               $          342
                                 2008                          680
                                 2009                          678
                                 2010                          678
                                 2011                          678
                  2012 and thereafter                        1,856
                                                    --------------
                                Total               $        4,912
                                                    ==============

3.       Notes, Loans, and Capital Leases Payable

         Notes, loans, and capital leases payable consist of (in thousands):


                                                                                      June 30,           December 31,
                                                                                        2007                2006
                                                                                    --------------      --------------
Subordinated note payable to OBIC Inc.; assumed from CIBO Naturals stock purchase   $          899      $          944
      6% interest only  until March 31, 2006
      Monthly principal payments of $8,000 starting April 1, 2006
      Matures in July 2007

Notes assumed from Casual Gourmet stock purchase                                                75                  92
      Interest ranges from 0.0% to 9.35%; payable in monthly payments of $7,367
      Maturing from January 2007 through March 2011

Note payable assumed from Sonoma Foods stock purchase                                           39                  44
      Payable in monthly payments of $1,825 including interest of 15.88%
      Matures in June 2009

Capital leases payable                                                                          43                  67
                                                                                    ----------------------------------
Total notes, loans, and capital leases payable                                      $        1,056      $        1,147
Less current portion of notes, loans, and capital leases payable                              (972)             (1,018)
                                                                                    ----------------------------------
Notes, loans, and capital leases payable, less current portion                      $           84      $          129
                                                                                    ==================================

4.       Credit Facility

         The Company has a $5.0 million working capital line of credit from Comerica Bank that is currently unused. The working capital line of credit commitment expires June 30, 2008.

         The terms of the Company's line of credit prohibit the payment of cash dividends (except with written approval) on the Company's capital stock and restrict payments for, among other things, repurchasing shares of the Company's capital stock. Other terms limit the Company with respect to, among other things, (i) incurring additional indebtedness, (ii) adversely changing the capital structure, (iii) acquiring assets other than in the normal course of business including specific limits on annual capital expenditures and (iv) maintaining certain financial covenants. The Company was in compliance with its covenants with its bank as of June 30, 2007.

         As of June 30, 2007 the Company had $5.7 million of cash recorded on its balance sheet and working capital of $13.4 million.

5.       Income Taxes

         The Company determines its year to date tax provision based on the expected annual effective tax rate by tax filing entities and jurisdictions. The Company accounts for corporate income taxes in accordance with the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") 109, "Accounting for Income Taxes" which requires an asset and liability approach. This approach results in the recognition of deferred tax assets (future tax benefits) and liabilities for the expected future tax consequences of temporary timing differences between the book carrying amounts and the tax basis of assets and liabilities. Future tax benefits are subject to a valuation allowance to the extent of the likelihood that the deferred tax assets may not be realized. The Company's deferred tax assets include significant amounts of net operating losses ("NOLs"). The amount of the valuation allowance is significantly dependant on management's assumptions regarding future taxable income and the availability of these NOLs to offset future taxable income. The effect on the Company's net income is significant whenever the estimate changes. For business combinations, the Company must record deferred taxes and liabilities relating to the book versus tax basis differences of acquired assets and liabilities. Generally, such business combinations result in deferred tax liabilities as the book values are reflected at fair value whereas the tax basis is carried over from the acquired company. Such deferred taxes initially are estimated based on preliminary information and are subject to change as valuations and tax returns are finalized. The Company has a valuation allowance against deferred tax assets of $1.4 million as of June 30, 2007 and $1.5 million as of December 31, 2006

         The Company adopted the provisions of FASB Interpretation No. 48 "Accounting for Uncertainty of Income Taxes - An Interpretation of FASB Statement No. 109" ("FIN 48") on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS 109"). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. The total amount of unrecognized tax benefits as of the date of adoption was not material. As a result of the implementation of FIN 48, the Company recorded no increase in the liability for unrecognized tax benefits and the balance of unrecognized tax benefits was zero at January 1, 2007.

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

         The Company is subject to taxation in the US and various states jurisdictions. There are no ongoing examinations by taxing authorities at this time. The Company's various tax years starting 2002 to 2006 remain open in various taxing jurisdictions.

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

         During the first six months of 2007, 5,378 employee stock purchase plan shares were issued with proceeds to the Company of $16,000. Additionally, 10,000 shares of common stock were issued during the same period as part of employee option exercises with proceeds to the Company of $20,000.

         No other shares of common stock were issued during the first six months of calendar year 2007.


         Earnings per Share Calculation

         The reconciliation of the share denominator used in the basic and diluted net income per share computations is as follows:

                                                       Three Months Ended                Six Months Ended
                                               -------------------------------   -------------------------------
                                                June 30, 2007    June 30, 2006    June 30, 2007    June 30, 2006
                                               --------------   --------------   --------------   --------------
Weighted average common shares
     outstanding shares used in basic
     net income per share computation              17,323,025       15,058,039       17,320,347       14,920,270

Dilutive effect of common stock equivalents,
     using the treasury stock method                  155,241          394,032          164,656          318,274
                                               --------------   --------------   --------------   --------------
Shares used in dilutive net income per share
     computation                                   17,478,266       15,452,071       17,485,003       15,238,544
                                               ==============   ==============   ==============   ==============

         For the three month period ending June 30, 2007, options to purchase 1,042,238 shares of common stock were excluded from the diluted net income per share computation as their effect on income per share was anti-dilutive. For the three month period ended June 30, 2006, 515,224 options were excluded as their effect was anti-dilutive in the period.

         For the six month period ending June 30, 2007, options to purchase 994,717 shares of common stock were excluded from the diluted net income per share computation as their effect on loss per share was anti-dilutive. For the six month period ended June 30, 2006, 738,692 options were excluded as their effect was anti-dilutive in the period.

         Stock-Based Compensation Expense

         The Company accounts for stock option grants in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), "Share Based Payment" "SFAS 123(R)". Stock-based compensation expense recognized under SFAS 123(R) for employees and directors is as follows:

                                                              Three Months Ended                 Six Months Ended
                                                       -------------------------------   -------------------------------
                                                        June 30, 2007    June 30, 2006    June 30, 2007    June 30, 2006
                                                       --------------   --------------   --------------   --------------
Stock based compensation expense:
     Recorded in cost of sales                         $       11,000   $       15,000   $       19,000   $       29,000
     Recorded in selling, general and administrative          171,000           79,000          316,000          132,000
                                                       --------------   --------------   --------------   --------------
Total stock based compensation                         $      182,000   $       94,000   $      335,000   $      161,000
                                                       ==============   ==============   ==============   ==============
Estimated fair value of options granted to
    employees and directors                            $      151,000   $      301,000   $      492,000   $      312,000

         The determination of fair value of share-based payment awards to employees and directors on the date of grant using the Black-Scholes model is affected by the Company's stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. For new grants after December 31, 2005, management estimated the expected term using the simplified method provided in SAB 107. Management has used historical data to estimate forfeitures. The risk-free rate is based on U.S. Treasury rates in effect during the corresponding period of grant. The expected volatility is based on the historical volatility of the Company's stock price.

         Assumptions used to value the options were as follows


                                                              Three Months Ended                 Six Months Ended
                                                       -------------------------------   -------------------------------
                                                        June 30, 2007    June 30, 2006    June 30, 2007    June 30, 2006
                                                       --------------   --------------   --------------   --------------
Volatility                                                  40.12%           53.99%            41.53%          53.96%
Risk-Free Interest Rates                                     5.03%            5.00%             4.81%           4.97%
Expected Lives in Years                                         6                6                 6               6
Dividend Yield                                                 --               --                --              --
Forfeiture rate                                                 7%               6%                7%              6%


         SFAS 123(R) requires companies to estimate the fair value of share-based payment awards to employees and directors on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Consolidated Statements of Operations.

         As stock-based compensation expense recognized in the Consolidated Statements of Income for the three and six months ended June 30, 2007 and the three and six months ended June 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

         During the six month periods ended June 30, 2007 and June 30, 2006, the Board of Directors granted options for 236,000 and 80,000 shares, respectively, to employees and directors at the weighted average per share exercise price of $4.39 and $6.93, respectively. The weighted average fair value per share of the stock options awarded for the six month periods ended June 30, 2007 and June 30, 2006 were $2.08 and $3.90 respectively, based on the fair market value of the Company's common stock on the grant dates. Options granted vest over three years. The following table details the stock option activity during the six months ended June 30, 2007.

                                                                                         Weighted Average
                                                                    Weighted Average     Contractual Life        Aggregate
                                                     Options         Exercise Price          (Years)          Intrinsic Value
                                                 ---------------    ----------------     ---------------     ----------------
Options outstanding as of January 1, 2007              1,687,435     $          4.51
Options granted during the period                        236,000     $          4.39
Options exercised during the period                      (10,000)    $          2.00
Options canceled during the period                       (29,916)    $          4.50
                                                 ---------------

Options outstanding as of June 30, 2007                1,883,519     $          4.51                6.27     $       768,000
Vested/expected to vest as of June 30, 2007            1,801,873     $          4.51                6.13     $       755,000
Options exercisable as of June 30, 2007                1,284,026     $          4.57                4.87     $       662,000


         The total intrinsic value of options exercised during the six months ended June 30, 2007 and June 30, 2006, was $23,000 and $816,000. As of June 30,
2007, there was $775,000 of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over the weighted-average period of 2 years.

         Employee Stock Purchase Plan

         In October 1994, the Company's Board of Directors adopted a qualified employee stock purchase plan. Under the purchase plan, eligible employees (those who have completed one year of continuous employment with the Company) may purchase shares of the Company's common stock through payroll deductions not to exceed 10% of gross wages. The Company has reserved 200,000 shares of its common stock for issuance under the purchase plan, which remains in effect until terminated by the Company's Board of Directors, or until all of the shares reserved for under the purchase plan have been issued. Unless the Board has otherwise provided a higher amount prior to the commencement of an offering period, the offering exercise price for each purchase period is 85% of the lesser of (a) the fair market value of the shares on the offering date of such offering period or (b) the fair market value of the shares on the given purchase date. There were 5,378 shares of common stock issued under the plan during the six months ended June 30, 2007. The total fair value of shares issued during the six months ended June 30, 2007 was $5,000.

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

         In December 2006, the FASB issued FASB Staff Position EITF 00-19-2, Accounting for Registration Payment Arrangements ("FSP 00-19-2") which addresses accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. ESP 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of EITF 00-19-2, this guidance is effective for financial statement issued for fiscal years beginning after December 15, 2006 and interim period within those fiscal years. As of June 30, 2007 this pronouncement had no impact on the Company's consolidated financial statements.

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

         The Company's product distribution to grocery and club stores increased from approximately 25 stores as of December 1989, to over 10,200 stores by June 30, 2007. During recent years the Company added retail and club distribution through internal growth and through Isabella's Kitchen, Emerald Valley Kitchen, CIBO Naturals, Sonoma Cheese, and Casual Gourmet acquisitions. In 2004, the Company's shareholders approved the change of the name of the Company to Monterey Gourmet Foods, Inc. The name change was made to define the Company's strategic direction more accurately. The name change also announces to the investor community, our customers and consumers, our strategic direction to become a complete supplier of gourmet refrigerated foods.

         Since, 2004, the Company has launched three new product lines outside its core pasta/sauce business, including gourmet refrigerated entrees, fresh tamales, and frozen One-Step meal entrees. Additionally the Company was able to increase distribution by introducing whole wheat pastas which are higher in dietary fiber, have a favorable glycemic index, and are made with whole grains.

         In January 2004, the Company acquired CIBO Naturals, a maker of sauces, dips and spreads. In January 2005 the Company acquired Casual Gourmet Foods, Inc. a marketer of flavorful low fat, low-calorie chicken sausages, chicken burgers and soups. Sonoma Foods, Inc., acquired in April 2005 markets a line of refrigerated specialty cheese products that features its flagship line of traditional and flavored Sonoma Jack cheeses which have earned numerous awards over the years. Monterey Gourmet Foods believes that the convenient gourmet food segment is growing rapidly as time-starved consumers seek high quality quick-meal solutions and that the Company, with its staff of culinary personnel, its food consultants, and its flexible manufacturing facilities, is well positioned to bring new products to these consumers.

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

         In 2007, the Company is focusing on strategic growth, improving the synergies that are possible with one sales force for all brands, one marketing department, one finance department, one information systems department, and one unified goal to improve the profitability of the Company. The Company is focusing on brand building with an emphasis on natural and/or organic products.

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

         The Company's overall objective is to be the nationally recognized leader in distinctively-flavored, premium-quality gourmet foods. The key elements of the Company's strategy include the following targeted goals:

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


Results of Operations

         Net revenues from operations were as follows (in thousands):

                                                                 Three Months Ended                    Six Months Ended
                                                           --------------------------------    --------------------------------
                                                            June 30, 2007     June 30, 2006     June 30, 2007     June 30, 2006
                                                           --------------    --------------    --------------    --------------
Net Revenues                                               $       24,529    $       23,081    $       49,244    $       45,559
       Percent Change in Net Revenues from prior period                 6%                9%                8%               17%

         The quarterly increase in net revenue is due to an increase in sales of Monterey Pasta branded refrigerated pasta products which grew 15 percent when comparing the second quarter of 2007 compared with the second quarter of 2006 due mainly from pastas made with organic ingredients, whole wheat pasta items, new innovations coming from the culinary experts hired by the Company. Additional sources of the increase in net revenue were an increase in chicken sausage revenues which grew 26 percent, and continued growth in the CIBO Naturals branded sauces and dips which grew 21 percent when comparing the second quarter of 2007 compared with the second quarter of 2006. These increases were offset by a 23% reduction in sales of Sonoma Cheese. Excluding the decline in cheese sales, revenues grew 9.8% for the second quarter of 2007 compared to the second quarter of 2006.

         Year to date revenues grew $3,685,000. The increase is due to increased revenues from CIBO Naturals branded products of 17 percent, Casual Gourmet branded products of 13 percent, and refrigerated pasta products of 14 percent. The increase is offset by a decrease in cheese revenue of 22 percent. Excluding the decline in cheese revenues, net revenues grew 11.8% for the six months ended June 30, 2007 compared to the six months ended June 30, 2006.

         Gross profit and gross margin were as follows (in thousands):


                                                                 Three Months Ended                    Six Months Ended
                                                           --------------------------------    --------------------------------
                                                            June 30, 2007     June 30, 2006     June 30, 2007     June 30, 2006
                                                           --------------    --------------    --------------    --------------
Gross profit                                               $        6,739    $        6,963    $       13,670    $       13,743
Gross margin percent                                                 27.5%             30.2%             27.8%             30.2%


         Gross margin percent for the year ended December 31, 2006 was 29.1%. The gross profit dollars and the gross margin percent for the second quarter of 2007 decreased compared to the same quarter of 2006 due to the increase in the price of cheese and other dairy or dairy related products.

         During the first six months of 2007, the Company incurred additional costs for its cheese purchases by offering incentives to a historical supplier to produce products on a short-term basis so that this historical supplier would produce specific products the Company needed in order to meet sales commitments to its customers. The Company also incurred additional costs from paying additional freight to transition to a new supplier. A longer term solution is being investigated to return Sonoma Cheese branded products to historical margins, but the solution may not be implemented until later in the calendar year, which will impact the Company's overall margins for the remainder of the year. Increases in commodity prices have the potential to impact the future profitability of the Company.

         Selling, general and administrative expenses or SG&A were as follows (in thousands):

                                                                 Three Months Ended                    Six Months Ended
                                                           --------------------------------    --------------------------------
                                                            June 30, 2007     June 30, 2006     June 30, 2007     June 30, 2006
                                                           --------------    --------------    --------------    --------------
SG&A Expense                                               $        6,005    $        6,576    $       12,457    $       12,952
SG&A Expense as a percent of net revenues                            24.5%             28.5%             25.3%             28.4%

         For the calendar year ended December 31, 2006, SG&A expenses were 28.4% of net revenues. SG&A as a percent of net revenues for the three months ended June 30, 2007 was 24.5% compared to 28.5% of net revenues for the three months ended June 30, 2006. The decrease compared to 2006 and to the second quarter of 2006 is related to the reduction in salaried work force announced in September 2006 which as a percent of net revenues was reduced by 0.9 percent, a reduction in promotional activities which as a percent of net revenues was reduced by 1.6 percent, a reduction in amortization expense due to the write-down of the Company's investment in Casual Gourmet Foods which as a percent of net revenues was reduced by 0.4 percent, and a reduction in freight costs from management's initiative to reduce outbound freight which as a percent of net revenues was reduced by 1.5 percent. The decrease in SG&A dollars is offset by increases in stock-based compensation expense and legal fees for the protection and defense of trademarks.

         SG&A costs for the six months ended June 30, 2007 were $12,457,000 which is lower than the prior year's amount of $12,952,000 for the six months ended June 30, 2006. The decrease compared to the six months ended June 30, 2006 is related to the reduction in salaried work force announced in September 2006, a reduction in promotional activities, a reduction in amortization expense due to the write-down of the Company's investment in Casual Gourmet Foods, and a reduction in freight costs from management's initiative to reduce outbound freight even though revenues increased for the same comparative periods.

         Depreciation and amortization expense, included in cost of sales and SG&A, was $742,000 or 3.0% of net revenues for the second quarter ended June 30, 2007, compared to $751,000 or 3.3% of net revenues for the second quarter ended June 30, 2006. For the six months ended June 30, 2007, depreciation and amortization expense was $1,427,000 or 2.9% of net revenues compared to $1,504,000 or 3.3% of net revenues for the six months ended June 30, 2006. The decrease for the three and six month periods is associated with the impairment of intangible assets acquired in the Casual Gourmet acquisition, and the full depreciation of older assets offset by additional equipment purchases.

         Net interest income was $38,000 for the quarter ended June 30, 2007, compared to net interest expense of $195,000 for the same quarter in 2006. For the six months ended June 30, 2007, net interest income was $66,000 compared to net interest expense of $395,000 for the same period in 2006. The change in interest expense reflects the effects of the pay down of debt with the net proceeds from the private equity placement during the second quarter of 2006.

         Income taxes for the second quarter of 2007 reflect a tax expense of $311,000, which reflects a 40% tax rate compared with income tax expense of $60,000 or approximately 29% of pretax income for the same period in 2006. For the six months ended June 30, 2007, income taxes reflect a tax expense of $509,000 or approximately 40% of pretax income, as compared to a tax expense of $165,000 or approximately 40% for the same period in 2006. The 40% tax rate approximates the Company's statutory rate. The Company determines its quarterly tax provision based on the expected annual effective tax rate by tax filing entities and jurisdictions. The Company has established a valuation allowance of $1.4 million at June 30, 2007. The valuation allowance was established during the third quarter of 2006 as a result of the reassessment of the realizability of deferred tax assets.

Liquidity and Capital Resources

         During the six month period ended June 30, 2007, $2,081,000 of cash was provided by the Company's operations, compared to $4,257,000 of cash provided in the six months ended June 30, 2006. The cash provided by operations of $2,081,000 reflects the Company's net income from operations plus depreciation, amortization, deferred income taxes and stock-based compensation totaling $3.0 million in generated cash, plus the provisions for allowances for bad debts, returns, adjustments, spoils, and inventory of $2.6 million, offset by an increase in working capital due to timing differences of terms offered by the Company to its customers and the terms offered to the Company by its suppliers, which reduced the Company cash balances (changes in assets and liabilities) by $3.6 million.

         Stock-based compensation expense accounted for $335,000 of non cash expense. Capital expenditures were $651,000 in the first six months of 2007 compared to $1,217,000 for the six months ended June 30, 2006. Capital spending in 2007 reflected spending to finish projects started in calendar year 2006, to increase capacity at the Eugene, Oregon facility, and to improve efficiencies at its Seattle, Washington facility. The Company will spend capital dollars when appropriate to either support sales initiatives or to reduce operating costs.

         During the first six months of 2007, the Company issued 5,378 shares under its Employee Stock Purchase Plan and received cash of $16,000. Additionally, 10,000 shares of common stock were issued during the same period as part of employee option exercises with proceeds to the Company of $20,000. During the six months ended June 30, 2006, by comparison, proceeds from the purchase of 5,133 shares under the Employee Stock Purchase Plan were $15,000, and there were 275,250 options exercised with proceeds of $812,000.

         As of June 30, 2007 the Company had $5.7 million of cash recorded on its balance sheet.

         The Company finances its operations and growth primarily with cash flows generated from operations. The Company has a $5.0 million working capital line of credit which is currently unused. The working capital line of credit commitment expires June 30, 2008. In addition, the Company has a letter of credit in the amount of $800,000 which is issued in favor of an insurance company to support a self-funded worker's compensation program. The letter of credit expires December 31, 2007.

         The subordinated note payable to OBIC Inc. which was assumed from CIBO Naturals stock purchase in 2004 with an outstanding balance as of June 30, 2007 of $899,000 is payable in full on July 31, 2007 and was paid on July 31, 2007

         The Company believes that its existing credit facilities, existing cash, and cash flow from operations, are sufficient to meet its cash needs for normal operations including all anticipated capital expenditures for the next twelve months.

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

                                                                   Payments due by period
                                       ----------------------------------------------------------------------------
Contractual obligations                                 Less than                                        More than
(in  thousands)                            Total          1 year       1 - 3 years     3 - 5 years        5 years
                                       ------------    ------------    ------------    ------------    ------------
Long-term debt                         $      1,010    $        946    $         64    $         --    $         --
Capital lease obligations                        46              26              20              --              --
Operating leases                              6,354           1,219           2,874           1,508             753
                                       ----------------------------------------------------------------------------
Total                                  $      7,410    $      2,191    $      2,958    $      1,508    $        753
                                       ============================================================================

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

Income Taxes

         The Company accounts for corporate income taxes in accordance with the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") 109, "Accounting for Income Taxes" which requires an asset and liability approach. This approach results in the recognition of deferred tax assets (future tax benefits) and liabilities for the expected future tax consequences of temporary timing differences between the book carrying amounts and the tax basis of assets and liabilities. Future tax benefits are subject to a valuation allowance to the extent of the likelihood that the deferred tax assets may not be fully realized within the next three years. The Company's deferred tax assets include significant amounts of net operating losses ("NOLs"). The Company has recorded a valuation allowance of $1.4 million. The amount of the valuation allowance is significantly dependent on management's assumptions regarding future taxable income and the availability of these NOLs to offset future taxable income. The effect on the Company's net income is significant whenever the estimate changes. The Company expects to utilize all of the NOLs in future years, but may not be able to use them before 2009. However, if the Company's ability to generate future taxable income diminishes, additional tax expense may be recorded in order to increase the valuation allowance even further. For business combinations, the Company must record deferred taxes relating to the book versus tax basis differences of acquired assets and liabilities. Generally, such business combinations result in deferred tax liabilities as the book values are reflected at fair value whereas the tax basis is carried over from the acquired company. Such deferred taxes are initially estimated based on preliminary information and are subject to change as valuations and tax returns are finalized.

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

Inventory Valuation

         Inventories are stated at the lower of cost (using the first-in, first-out method) or market and consist principally of component ingredients to the Company's refrigerated pasta and sauces, finished goods, and packaging materials. Many of the ingredients used in the Company's products have a short shelf life and if not used in a certain amount of time may spoil. Management estimates that the raw material will be used in a timely manner; however, management has established certain reserves for the potential of inventory obsolescence, especially for slow moving inventory. As of June 30, 2007, the Company reduced the carrying value of its inventory by $174,000. This write-down was made to cover certain refrigerated raw material inventory that is nearing its shelf-life, certain frozen items that have not been recently used, certain packaging labels for products that may be rotated out of the Club Store accounts and for products that have already been rotated out of the Club Store accounts that may or may not be rotated back into the Club Store accounts. The allowance is established based on management's estimate of alternative usage or salvage value of obsolete inventory. Management believes its estimates for spoiled and obsolete inventory are adequate given the current volume of business to its current customers.

Workers Compensation Reserve

         The Company's California and Oregon locations entered into a partially self-insured worker's compensation program during fiscal year 2003 and have continued the program into 2007. This program features a fixed annual payment, with a deductible on a per occurrence basis. The annual expense consists of a base fee paid to an insurance company to administer the program, direct cash expenses to pay for injuries, an estimate for potential injuries that may have occurred but have not been reported, an estimate by the insurance company of costs to close out each injury and an estimate for injury development. The Company has been on this partially self-insured program for just over four years and therefore has limited history of claim resolution available to support the Company's projected liabilities. Therefore, the Company is using published industry actuarial data from an insurance carrier and reviewing each claim individually to determine the amount of reserves that should be established. Management believes that its current safety program and its safety record will provide the foundation to enable the Company to realize the premium savings partially self-insured programs are designed to achieve; however, estimated reserves may vary from future cash outlays.

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

Valuation of Goodwill/Indefinite-lived Intangible Assets

         Under SFAS 142, "Goodwill and Other Intangible Assets" goodwill and intangible assets with indefinite useful lives are to be tested for impairment at least annually. The primary identifiable intangible assets of the Company's reporting unit with indefinite lives are trademarks, tradenames and goodwill acquired in business acquisitions. As of June 30, 2007, the net book value of trademarks and other identifiable indefinite-lived intangible assets was $1.8 million.

         The Company defines a reporting unit as a unit one level below its operating segment. A reporting unit exists if the component constitutes a business for which discrete financial information is available and segment managers regularly review the operating results of the component. As of June 30, 2007, the Company determined that it had one reporting unit based on the Company's internal reorganization which integrated the Company's brands to a more functional reporting structure. Prior to the fourth quarter of 2006, the Company had four reporting units as its acquirees' operations were not integrated.

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

         Goodwill is not amortized but is subject to periodic assessments of impairment. At June 30, 2007, the Company had $13.2 million of goodwill on its books. Goodwill is assessed for impairment at least as often as annually and as triggering events may occur. The Company performs its annual review in the fourth quarter of each year. Recoverability of goodwill is evaluated using a comparison of the fair value of a reporting unit with its carrying value.

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

Valuation of Plant and Equipment and finite-lived Intangible Assets

         In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-lived Assets ("SFAS 144"), management reviews finite-lived long-lived assets, primarily consisting of plant and equipment and amortized intangible assets such as acquired recipes, customer lists and non-compete agreements, whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Intangible assets with finite useful lives continue to be amortized over their respective estimated useful lives. The estimated useful life of an identifiable intangible asset is based upon a number of factors, including the effects of demand, competition, and future cash flows. For these assets, if the total expected future undiscounted cash flows from the asset group are less than the carrying amount of the asset group, an impairment loss is recognized for the difference between the fair value and the carrying value of the asset group. The impairment tests require management to estimate the undiscounted cash flows and fair value of the asset groups. As of June 30, 2007, the net book value of finite-lived intangible assets was $4.9 million.

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

Accounting for Stock-Based Awards

         On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, "Share-Based Payment" ("SFAS 123R"). The Company adopted the fair value recognition provisions of SFAS 123R, using the modified prospective transition method. As a result of adopting SFAS 123R, the Company recorded a pre-tax expense of $335,000 for stock-based compensation for the six months ended June 30, 2007 compared to $161,000 for the six months ended June 30, 2006. The main reason for the increase in stock-based compensation in 2007 compared to 2006 is that in 2005 the Company elected to vest all stock options that had a strike price higher than the stock price at the time the stock options were vested.

         The determination of fair value of share-based payment awards to employees and directors on the date of grant using the Black-Scholes model is affected by the Company's stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Management estimated the expected terms using the simplified method provided in SAB 107 and management has used historical data to estimate forfeitures. The risk-free rate is based on U.S. Treasury rates in effect during the corresponding period of grant. The expected volatility is based on the historical volatility of the Company's stock price.

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

         The Company offers its customers distinctive packaging that uses a sleeve to wrap the inner package, and incorporates color graphics and product photography in a contemporary look. The packaging is created to communicate to the consumer (1) higher product quality, (2) ease and swiftness of preparation, and (3) appetite appeal to encourage point of sale purchase and to show a variety in product choice. The Company continues to improve its products to enhance the dining experience. This package is designed to both strengthen the Monterey Gourmet Foods brand recognition and reinforce its positioning as a premium quality product.

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

         Major Customers

         Two of the Company's customers, Costco Wholesale and Sam's Club, accounted for 45% and 19%, respectively, of the Company's net revenues for the six months ended June 30, 2007. No other customer accounted for greater than 10% of net revenues for the period.

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

         In the ordinary course of its business the Company enters into commitments to purchase raw materials over a period of time, generally six months to one year, at contracted prices. At June 30, 2007 these future commitments were not at prices in excess of current market, or in quantities in excess of normal requirements. The Company does not utilize derivative contracts either to hedge existing risks or for speculative purposes.

         Interest Rate Risk

         The Company invests excess cash in variable income investments consisting of cash equivalents. The magnitude of the interest income generated by these cash equivalents is affected by market interest rates. Management does not use marketable securities or derivative financial instruments in its investment portfolio.

         The interest payable on the Company's bank line of credit is based on variable interest rates and, therefore, affected by changes in market interest rates. As of June 30, 2007, the Company does not have any loans with variable interest rates. The Company does have a letter of credit associated with its worker's compensation program. If for any reason the letter of credit is drawn upon, this loan would carry a variable interest rate which would approximate the prime lending rate.

         Currency Risk

         During the six months ended June 30, 2007, the Company sold $2,000 of product in currency other than US dollars. These sales have terms of net 30 days from shipment. The Company believes that its currency exposure is not material and has chosen not to hedge these sales.

Item 4.  Controls and Procedures

         Evaluation of Disclosure Controls and Procedures

         As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (together the "Certifying Officers"), of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2007, the end of the period covered by this report. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective as of June 30, 2007 to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our Certifying Officers, as appropriate, to allow for timely decisions regarding required disclosure.

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

         Changes in Internal Controls

         There has been no change during the company's fiscal quarter ended June 30, 2007 in the company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.


                           PART II. OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

         (a) The Company's annual stockholders' meeting was held June 22, 2007.

         (c)      At the annual meeting the following matters were approved:

         Proposal 1 - the election of nine directors to hold office for the ensuing year and until their successors are elected and qualified.

                                 For                 Against       Abstain
         Mr. Bonner              14,532,996          272,162          0
         Mr. Schall              13,661,606          274,699          0
         Mr. Tunstall            14,601,156          204,002          0
         Mr. Wong                14,712,456           92,702          0
         Mr. Eddings             14,735,656           69,502          0
         Mr. Henning             14,716,056           89,102          0
         Mr. Cruger              14,599,256          205,902          0
         Mr. McGarvey            14,707,806           89,502          0
         Mr. Wheeler             14,712,808           92,350          0

         Proposal 2 - To approve the selection of BDO Seidman, LLP as the Company's independent registered public accounting firm for the current calendar year.

            For                        Against                    Abstain
         14,659,520                    133,788                    18,850

Item 6.  Exhibits

         See Index of Exhibits for all exhibits filed with this report.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       MONTEREY GOURMET FOODS

Date: August 14, 2007
                                       By: /s/ ERIC C. EDDINGS
                                           ------------------------------------
                                           Eric C. Eddings
                                           Chief Executive Officer


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

10.25* Employment agreement dated April 7, 2005 to Chief Executive Officer - Sonoma Foods, Inc. A. Martin Adams

10.26* Employment agreement dated April 7, 2005 to Chief Operating Officer - Sonoma Foods, Inc. C. David Viviani

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