Form 10-Q
period 2007-09-30
MONTEREY GOURMET FOODS
filed 2007-11-13
CIK 913032

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                            ________________________

                                    FORM 10-Q

                            ________________________

   [x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                   For the quarterly period ended September 30, 2007.

   [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from ______ to ______.

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

   At November 13, 2007, 17,356,976 shares of common stock, $.001 par value, of the registrant were outstanding.

                          MONTEREY GOURMET FOODS, INC.

                                    FORM 10-Q

                                Table of Contents

PART 1.  FINANCIAL INFORMATION                                              Page

   Item 1.         Financial Statements

                   Condensed Consolidated Balance Sheets at September 30,
                   2007 (unaudited) and December 31, 2006                      3

                   Unaudited Condensed Consolidated Statements of
                   Operations for the three months ended September 30,
                   2007 and September 30, 2006 and for the nine months
                   ended September 30, 2007 and September 30, 2006             4

                   Unaudited Condensed Consolidated Statements of Cash
                   Flows for the nine months ended September 30, 2007 and
                   September 30, 2006                                          5

                   Notes to the Unaudited Condensed Consolidated
                   Financial Statements                                        6

   Item 2.         Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                        13

   Item 3.         Quantitative and Qualitative Disclosures About Market
                   Risk                                                       21

   Item 4.         Controls and Procedures                                    22

PART II. OTHER INFORMATION

   Item 2.         Unregistered Sales of Equity Securities and Use of
                   Proceeds                                                   23

   Item 6.         Exhibits                                                   23

SIGNATURE PAGE                                                                24

       Exhibit 31.1  Section 302 Certification of Chief Executive Officer     27

       Exhibit 31.2  Section 302 Certification of Chief Financial Officer     28

       Exhibit 32.1  Section 906 Certification of Chief Executive Officer     29

       Exhibit 32.2  Section 906 Certification of Chief Financial Officer     30

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                          MONTEREY GOURMET FOODS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (in thousands of dollars)

                                                                  September 30, 2007   December 31, 2006
                                                                  ------------------   -----------------
                                                                     (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                      $            5,415   $           4,281
   Accounts receivable, net                                                    9,067               9,958
   Inventories                                                                 7,908               7,574
   Deferred tax assets - current                                                 103                 793
   Prepaid expenses and other assets                                           1,197                 807
                                                                  ------------------   -----------------

     Total current assets                                                     23,690              23,413

   Property and equipment, net                                                14,402              15,303
   Deferred tax assets - long term                                             3,086               3,315
   Deposit and other                                                             171                 174
   Intangible assets, net                                                      6,575               7,052
   Goodwill                                                                   13,211              13,211
                                                                  ------------------   -----------------

     Total assets                                                 $           61,135   $          62,468
                                                                  ==================   =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                               $            6,540   $           7,835
   Accrued liabilities                                                         2,371               3,064
   Current portion of long-term debt                                              72               1,018
                                                                  ------------------   -----------------

     Total current liabilities                                                 8,983              11,917

Long-term debt                                                                    71                 129
Minority interest                                                                159                 159

Stockholders' equity:
   Preferred stock, $.001 par value,
     1,000,000 shares authorized, none outstanding                                --                  --
   Common stock, $.001 par value, 50,000,000 shares authorized,
     17,356,976 and 17,307,647 issued and outstanding                             17                  17
   Additional paid-in capital                                                 60,414              59,796
   Accumulated deficit                                                        (8,509)             (9,550)
                                                                  ------------------   -----------------
   Total stockholders' equity                                                 51,922              50,263
                                                                  ------------------   -----------------

     Total liabilities and stockholders' equity                   $           61,135   $          62,468
                                                                  ==================   =================

      See accompanying notes to condensed consolidated financial statements

                          MONTEREY GOURMET FOODS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
  (in thousands of dollars except earnings per share numbers and share totals)

                                                    Three Months Ended                       Nine Months Ended
                                        ---------------------------------------   ---------------------------------------
                                        September 30, 2007   September 30, 2006   September 30, 2007   September 30, 2006
                                        ------------------   ------------------   ------------------   ------------------
Net revenues                            $           24,458   $           22,090   $           73,702   $           67,649
Cost of sales                                       17,835               15,711               53,409               47,527
                                        ------------------   ------------------   ------------------   ------------------

Gross profit                                         6,623                6,379               20,293               20,122

Selling, general and administrative
   expenses                                          6,184                7,174               18,641               20,126
Impairment of intangible assets                         --                3,160                   --                3,160
(Loss) gain on disposition of assets                   (26)                  --                  (38)                  13
                                        ------------------   ------------------   ------------------   ------------------

Operating income (loss)                                413               (3,955)               1,614               (3,151)

Other income, net                                        4                   --                    8                    2
Interest income (expense), net                          43                   16                  109                 (379)
                                        ------------------   ------------------   ------------------   ------------------

Income (loss) before income taxes                      460               (3,939)               1,731               (3,528)
Income tax (provision) benefit                        (181)                  67                 (690)                 (98)
                                        ------------------   ------------------   ------------------   ------------------
Net income (loss)                       $              279   $           (3,872)  $            1,041   $           (3,626)
                                        ==================   ==================   ==================   ==================

Basic income (loss) per share           $             0.02   $            (0.22)  $             0.06   $            (0.23)

Diluted income (loss) per share         $             0.02   $            (0.22)  $             0.06   $            (0.23)

Primary shares outstanding                      17,343,270           17,274,188           17,327,988           15,704,909

Diluted shares outstanding                      17,426,504           17,274,188           17,460,402           15,704,909

      See accompanying notes to condensed consolidated financial statements.

                          MONTEREY GOURMET FOODS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                           (in thousands of dollars)

                                                                                                     Nine Months Ended
                                                                                           ---------------------------------------
                                                                                           September 30, 2007   September 30, 2006
                                                                                           ------------------   ------------------
Cash flows from operating activities:
Net income (loss)                                                                          $            1,041               (3,626)
Adjustments to reconcile net income to net cash provided by operating activities:
   Deferred income taxes                                                                                  919                   99
   Depreciation and amortization                                                                        2,185                2,236
   Impairment of intangible assets                                                                         --                3,160
   Provisions for allowances for bad debts, returns, adjustments and spoils                             3,561                3,669
   Provisions for inventory allowances                                                                    183                  515
   Stock based compensation expense                                                                       552                  433
   Loss on disposition of assets                                                                           38                   --
   Changes in assets and liabilities:
      Accounts receivable                                                                              (2,670)              (1,597)
      Inventories                                                                                        (517)                (865)
      Prepaid expenses and other                                                                         (387)                 (56)
      Accounts payable                                                                                 (1,295)               1,509
      Accrued liabilities                                                                                (693)                 527
                                                                                           ------------------   ------------------
         Net cash provided by operating activities                                                      2,917                6,004
                                                                                           ------------------   ------------------

Cash flows from investing activities:
   Purchase of property and equipment                                                                    (845)              (2,150)
   Acquisition of businesses net of cash and minority interest                                             --                  (25)
                                                                                           ------------------   ------------------
  Net cash used in investing activities                                                                  (845)              (2,175)
                                                                                           ------------------   ------------------

Cash flows from financing activities:
   Bank overdraft                                                                                          --               (1,507)
   Repayment of line of credit                                                                             --               (3,000)
   Repayment of debt                                                                                     (978)              (7,949)
   Repayment of capital lease obligations                                                                 (26)                 (20)
   Proceeds from issuance of common stock                                                                  66               12,478
                                                                                           ------------------   ------------------
  Net cash (used in) provided by financing activities                                                    (938)                   2
                                                                                           ------------------   ------------------

Net increase in cash and cash equivalents                                                               1,134                3,831

Cash and cash equivalents, beginning of period                                                          4,281                  330
                                                                                           ------------------   ------------------
Cash and cash equivalents, end of period                                                   $            5,415   $            4,161
                                                                                           ==================   ==================

                                                                                           September 30, 2007   September 30, 2006
                                                                                           ------------------   ------------------
Cash payments:
      Interest                                                                             $               54   $              488
      Income Taxes                                                                         $               55   $                6

Non-cash investing and financing activities:

      Issuance of stock for acquisition of business                                        $               --   $            1,186
      Capital lease obligations                                                            $               --   $               19

     See accompanying notes to condensed consolidated financial statements.

                          MONTEREY GOURMET FOODS, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation

      The condensed consolidated financial statements have been prepared by Monterey Gourmet Foods, Inc. (the "Company") and are unaudited. The financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not necessarily include all information and footnotes required by generally accepted accounting principles, and should be read in conjunction with the Company's 2006 Annual Report on Form 10-K. In the opinion of the Company, all adjustments necessary to present fairly the Company's consolidated financial position, results of operations and cash flows as of September 30, 2007 have been recorded. A description of the Company's accounting policies and other financial information is included in the audited consolidated financial statements as filed with the Securities and Exchange Commission ("SEC") in the Company's Form 10-K for the year ended December 31, 2006. The consolidated results of operations for the interim quarterly periods are not necessarily indicative of the results expected for the full year.

      Certain reclassifications have been made to 2006 balances to conform to 2007 presentation.

2.    Goodwill and Other Intangible Assets

      Goodwill and other intangible assets consist of (in thousands):

                                                                             September 30, 2007
                                                                  -----------------------------------------
                                                                                                     Net
                                                                  Gross Carrying    Accumulated    Carrying
                                                                     Amount        amortization     Amount
                                                                  --------------   ------------   ---------
Trademarks and tradenames                                         $          220   $        220   $      --
Customer lists                                                             5,982          2,418       3,564
Other intangibles                                                          2,112            935       1,177
                                                                  --------------   ------------   ---------
   Total intangible assets                                                 8,314          3,573       4,741

Intangible assets with indefinite lives                                    1,834             --       1,834
                                                                  --------------   ------------   ---------
   Total intangible assets                                                10,148          3,573       6,575

Goodwill                                                                  13,211             --      13,211
                                                                  --------------   ------------   ---------
   Total goodwill and intangible assets                           $       23,359   $      3,573   $  19,786
                                                                  ==============   ============   =========

                                                                             December 31, 2006
                                                                  -----------------------------------------
                                                                                                     Net
                                                                  Gross Carrying    Accumulated   Carrying
                                                                     Amount        Amortization    Amount
                                                                  --------------   ------------   ---------
Trademarks and tradenames                                         $          220   $        220   $      --
Customer lists                                                             5,982          2,031       3,951
Other intangibles                                                          1,242            845         397
                                                                  --------------   ------------   ---------
   Total amortized intangible assets                                       7,444          3,096       4,348

Intangible assets with indefinite lives                                    2,704             --       2,704
                                                                  --------------   ------------   ---------
   Total intangible assets                                                10,148          3,096       7,052

Goodwill                                                                  13,211             --      13,211
                                                                  --------------   ------------   ---------
   Total goodwill and intangible assets                           $       23,359   $      3,096   $  20,263
                                                                  ==============   ============   =========

Amortization expense of intangible assets for the nine months ended September 30, 2007 was $477,000.

      As part of the Company's ongoing review of the useful lives of its intangible assets, the Company determined during the quarter ended June 30, 2007 that a change was warranted in the useful life of its recipes acquired as part of the Company's purchase of CIBO Naturals LLC in 2004. Prior to June 30, 2007, the CIBO recipes had been considered to have an indefinite life and not been subject to amortization. Based on recent interactions with customers, however, the Company began amortizing the recipes over a ten year useful life which is comparable to the useful lives of the CIBO customer lists. As a result, the Company recorded amortization on the CIBO recipes of $21,600 for the three months ended September 30, 2007 and $28,800 for the nine months ended September 30, 2007.

The following table estimates amortization expense for the next five years (in thousands):

                                                 Estimated
                                               Amortization
                                                  Expense
                                       Year   (In thousands)
                                       ----   --------------
              October through December 2007   $          171
                                       2008              680
                                       2009              678
                                       2010              678
                                       2011              678
                        2012 and thereafter            1,856
                                              --------------
                                      Total   $        4,741
                                              ==============

3.    Notes, Loans, and Capital Leases Payable

      Notes, loans, and capital leases payable consist of (in thousands):

                                                                                    September 30, 2007   December 31, 2006
                                                                                    ------------------   -----------------
Subordinated note payable to OBIC Inc.; assumed from CIBO Naturals stock purchase   $              --    $             944
      6% interest only until March 31, 2006
      Monthly principal payments of $8,000 starting April 1, 2006
      Matures in July 2007

Notes assumed from Casual Gourmet stock purchase                                                    69                  92
      Interest ranges from 0.0% to 9.35%; payable in monthly payments of $7,367
      Maturing from January 2007 through March 2011

Note payable assumed from Sonoma Foods stock purchase                                               33                  44
      Payable in monthly payments of $1,825 including interest of 15.88%
      Matures in June 2009

Capital leases payable                                                                              41                  67
                                                                                    --------------------------------------
Total notes, loans, and capital leases payable                                      $              143   $           1,147
Less current portion of notes, loans, and capital leases payable                                   (72)             (1,018)
                                                                                    --------------------------------------
Notes, loans, and capital leases payable, less current portion                      $               71   $             129
                                                                                    ======================================

      The subordinated note payable to OBIC, Inc assumed from the CIBO naturals stock purchase was paid in full in the amount of $899,000 during the three months ended September 30, 2007.

4.    Credit Facility

      The Company has a $5.0 million working capital line of credit from Comerica Bank that is currently unused. The working capital line of credit commitment expires June 30, 2008.

      The terms of the Company's line of credit prohibit the payment of cash dividends (except with written approval) on the Company's capital stock and restrict payments for, among other things, repurchasing shares of the Company's capital stock. Other terms limit the Company with respect to, among other things, (i) incurring additional indebtedness, (ii) adversely changing the capital structure, (iii) acquiring assets other than in the normal course of business including specific limits on annual capital expenditures and (iv) maintaining certain financial covenants. The Company was in compliance with its covenants with its bank as of September 30, 2007.

      As of September 30, 2007 the Company had $5.4 million of cash recorded on its balance sheet and working capital of $14.7 million.

5.    Income Taxes

      The Company determines its year to date tax provision based on the expected annual effective tax rate by tax filing entities and jurisdictions. The Company accounts for corporate income taxes in accordance with the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") 109, "Accounting for Income Taxes" which requires an asset and liability approach. This approach results in the recognition of deferred tax assets (future tax benefits) and liabilities for the expected future tax consequences of temporary timing differences between the book carrying amounts and the tax basis of assets and liabilities. Future tax benefits are subject to a valuation allowance to the extent of the likelihood that the deferred tax assets may not be realized. The Company's deferred tax assets include significant amounts of net operating losses ("NOLs"). The amount of the valuation allowance is significantly dependant on management's assumptions regarding future taxable income and the availability of these NOLs to offset future taxable income. The effect on the Company's net income is significant whenever the estimate changes. For business combinations, the Company must record deferred taxes and liabilities relating to the book versus tax basis differences of acquired assets and liabilities. Generally, such business combinations result in deferred tax liabilities as the book values are reflected at fair value whereas the tax basis is carried over from the acquired company. Such deferred taxes initially are estimated based on preliminary information and are subject to change as valuations and tax returns are finalized. The Company has a valuation allowance against deferred tax assets of $1.4 million as of September 30, 2007 and December 31, 2006

      The Company adopted the provisions of FASB Interpretation No. 48 "Accounting for Uncertainty of Income Taxes - An Interpretation of FASB Statement No. 109" ("FIN 48") on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS 109"). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. The total amount of unrecognized tax benefits as of the date of adoption was not material. As a result of the implementation of FIN 48, the Company recorded no increase in the liability for unrecognized tax benefits and the balance of unrecognized tax benefits was zero at January 1, 2007.

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

      The Company is subject to taxation in the US and various states jurisdictions. There are no ongoing examinations by taxing authorities at this time. During the third quarter ended September 30, 2007 the Company completed the IRS audit of the 2004 tax return of Casual Gourmet Foods covering a period before the Company acquired Casual Gourmet Foods in January 2005. There were no material adjustments arising from the audit. Because Casual Gourmet Foods reported tax losses in 2005 and 2006, the Company amended the Casual Gourmet Foods tax return and applied for net operating carry back losses netting in a tax refund of $229,000 which is included in other current assets as of September 30, 2007. The Company's various tax years starting 2002 to 2006 remain open in various taxing jurisdictions.

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

      During the first nine months of 2007, 8,579 employee stock purchase plan shares were issued with proceeds to the Company of $26,000. Additionally, 20,750 shares of common stock were issued during the same period as part of employee option exercises with proceeds to the Company of $40,000. In July 2007, the Company also issued to a culinary consultant 20,000 unregistered shares of the Company's common stock valued at $77,000 which was recorded in cost of goods sold for his work in developing new pasta items.

      No other shares of common stock were issued during the first nine months of calendar year 2007.

      Earnings per Share Calculation

      The reconciliation of the share denominator used in the basic and diluted net income per share computations is as follows:

                                                        Three Months Ended                          Nine Months Ended
                                               ---------------------------------------   ---------------------------------------
                                               September 30, 2007   September 30, 2006   September 30, 2007   September 30, 2006
                                               ------------------   ------------------   ------------------   ------------------
Weighted average common shares
   outstanding shares used in basic
   net income per share computation                    17,343,270           17,274,188           17,327,988           15,704,909
Dilutive effect of common stock equivalents,
  using the treasury stock method                          83,234                   --              132,414                   --
                                               ------------------   ------------------   ------------------   ------------------
Shares used in dilutive net income per share
  computation                                          17,426,504           17,274,188           17,460,402           15,704,909
                                               ==================   ==================   ==================   ==================

      For the three month period ending September 30, 2007, options to purchase 1,190,906 shares of common stock were excluded from the diluted net income per share computation as their effect on income per share was anti-dilutive. For the three month period ended September 30, 2006, 995,017 options were excluded as their effect was anti-dilutive in the period.

      For the nine month period ending September 30, 2007, options to purchase 1,020,055 shares of common stock were excluded from the diluted net income per share computation as their effect on income per share was anti-dilutive. For the nine month period ended September 30, 2006, 1,039,434 options were excluded as their effect was anti-dilutive in the period.

      Stock-Based Compensation Expense

      The Company accounts for stock option grants in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), "Share Based Payment" "SFAS 123(R)". Stock-based compensation expense recognized under SFAS 123(R) for employees, directors, and outside consultants is as follows:

                                                    Three Months Ended                              Nine Months Ended
                                          -------------------------------------------   -------------------------------------------
                                           September 30, 2007     September 30, 2006     September 30, 2007     September 30, 2006
                                          --------------------   --------------------   --------------------   --------------------
Stock based compensation expense:

   Recorded in cost of sales              $            103,000   $             13,000   $            122,000   $             42,000
   Recorded in selling, general and
     administrative                                    114,000                258,000                430,000                391,000
                                          --------------------   --------------------   --------------------   --------------------
Total stock based compensation            $            217,000   $            271,000   $            552,000   $            433,000
                                          ====================   ====================   ====================   ====================

Estimated fair value of options granted
   to employees and directors             $             18,000   $            484,000   $            510,000   $            797,000

      The main reason for the increase in stock-based compensation in 2007 compared to 2006 is that in 2005 the Company elected to vest all stock options that had a strike price higher than the stock price at the time the stock options were vested and the Company issued 20,000 restricted shares of the Company's common stock to a culinary consultant valued at $77,000.

      The determination of fair value of share-based payment awards to employees and directors on the date of grant using the Black-Scholes model is affected by the Company's stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. For new grants after December 31, 2005 through June 30, 2007 management estimated the expected term using the simplified method provided in SAB 107. Starting July 1, 2007 management estimated the expected term using the last seventeen years of history and computed the expected term based on the weighted average term of options that were exercised and expired and the expected weighted average term of options outstanding. Management has used historical data to estimate forfeitures. The risk-free rate is based on U.S. Treasury rates in effect during the corresponding period of grant. The expected volatility is based on the historical volatility of the Company's stock price.

      Assumptions used to value the options were as follows:

                                                       Three Months Ended                        Nine Months Ended
                                                       ------------------                        -----------------
                                            September 30, 2007   September 30, 2006   September 30, 2007   September 30, 2006
                                            ------------------   ------------------   ------------------   ------------------
Volatility                                        39.05%               51.74%               41.41%               52.50%
Risk-Free Interest Rates                           4.20%                4.67%                4.78%                4.78%
Expected Lives in Years                            5.52                 6.00                 5.98                 6.00
Dividend Yield                                       --                   --                   --                   --
Forfeiture rate                                      10%                   6%                   8%                   6%

      SFAS 123(R) requires companies to estimate the fair value of share-based payment awards to employees and directors on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Consolidated Statements of Operations.

      As stock-based compensation expense recognized in the Consolidated Statements of Income for the three and nine months ended September 30, 2007 and the three and nine months ended September 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

      During the nine month periods ended September 30, 2007 and September 30, 2006, the Board of Directors granted options for 248,600 and 380,000 shares, respectively, to employees and directors at the weighted average per share exercise price of $4.34 and $4.46, respectively. The weighted average fair value per share of the stock options awarded for the nine month periods ended September 30, 2007 and September 30, 2006 were $2.05 and $2.10 respectively, based on the fair market value of the Company's common stock on the grant dates. Options granted vest over three years. The following table details the stock option activity during the nine months ended September 30, 2007.

                                                                                            Weighted Average
                                                                      Weighted Average        Contractual       Aggregate Intrinsic
                                                    Options            Exercise Price         Life (Years)             Value
                                              -------------------   -------------------   -------------------   -------------------
Options outstanding as of January 1, 2007               1,687,435   $              4.51
Options granted during the period                         248,600   $              4.34
Options exercised during the period                       (20,750)  $              1.92
Options canceled during  the period                       (71,250)  $              4.35
                                              -------------------
Options outstanding as of
   September 30, 2007                                   1,844,035   $              4.52                  6.03   $           307,520
Vested/expected to vest as of
   September 30, 2007                                   1,760,953   $              4.52                  5.89   $           306,833
Options exercisable as of
   September 30, 2007                                   1,342,692   $              4.54                  4.88   $           302,984

      The total intrinsic value of options exercised during the nine months ended September 30, 2007 and September 30, 2006, was $42,000 and $816,000. As of September 30, 2007, there was $570,000 of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over the weighted-average period of 2 years.

      Employee Stock Purchase Plan

      In October 1994, the Company's Board of Directors adopted a qualified employee stock purchase plan. Under the purchase plan, eligible employees (those who have completed one year of continuous employment with the Company) may purchase shares of the Company's common stock through payroll deductions not to exceed 10% of gross wages. The Company has reserved 200,000 shares of its common stock for issuance under the purchase plan, which remains in effect until terminated by the Company's Board of Directors, or until all of the shares reserved for under the purchase plan have been issued. Unless the Board has otherwise provided a higher amount prior to the commencement of an offering period, the offering exercise price for each purchase period is 85% of the lesser of (a) the fair market value of the shares on the offering date of such offering period or (b) the fair market value of the shares on the given purchase date. There were 8,579 shares of common stock issued under the plan during the nine months ended September 30, 2007. The total fair value of shares issued during the nine months ended September 30, 2007 was $8,000.

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

      In December 2006, the FASB issued FASB Staff Position EITF 00-19-2, Accounting for Registration Payment Arrangements ("FSP 00-19-2") which addresses accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. ESP 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of EITF 00-19-2, this guidance is effective for financial statement issued for fiscal years beginning after December 15, 2006 and interim period within those fiscal years. As of September 30, 2007 this pronouncement had no impact on the Company's consolidated financial statements.

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

      Other than the historical facts contained herein, this Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, particularly statements relating to our expectations relating to, among other things, the Company's results of operations, future plans and growth strategies. The Company's actual results regarding such matters may vary materially as a result of certain risks and uncertainties. For a discussion of such risks and uncertainties, please see the Company's Annual Report on Form 10-K for the year ended December 31, 2006. In addition to the risks and uncertainties discussed in the Annual Report, the risks set forth herein, including the risks associated with any reduction of sales to two major customers currently comprising a majority of total revenues, the Company's ability to expand distribution of food products to new and existing customers, to attract and retain qualified management, to integrate newly acquired businesses and to compete in the competitive food products industry, should be considered.

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

      The Company's product distribution to grocery and club stores increased from approximately 25 stores as of December 1989, to over 10,200 stores by September 30, 2007. During recent years the Company added retail and club distribution through internal growth and through Isabella's Kitchen, Emerald Valley Kitchen, CIBO Naturals, Sonoma Cheese, and Casual Gourmet acquisitions. In 2004, the Company's shareholders approved the change of the name of the Company to Monterey Gourmet Foods, Inc. The name change was made to define the Company's strategic direction more accurately. The name change also announces to the investor community, our customers and consumers, our strategic direction to become a complete supplier of gourmet refrigerated foods.

      Since, 2004, the Company has launched three new product lines outside its core pasta/sauce business, including gourmet refrigerated entrees, fresh tamales, and frozen One-Step meal entrees. The Company has also been able to increase distribution by introducing whole wheat pastas which are higher in dietary fiber, have a favorable glycemic index, and are made with whole grains.

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

      In 2007, the Company is focusing on strategic growth, improving the synergies that are possible with one sales force for all brands, one marketing department, one finance department, one information systems department, one manager in charge of all the Company's plants, and one unified goal to improve the profitability of the Company. The Company is focusing on brand building with an emphasis on natural and/or organic products by expanding its product offerings of organic or made with organic ingredients as these products are being well received in the market place.

      The success of the Company's efforts to increase revenue will depend on several key factors: (1) whether grocery and club store chains will continue to increase the number of their stores offering the Company's products, (2) whether the Company can continue to increase the number of grocery and club store chains offering its products, (3) whether the Company can continue to introduce new products that meet consumer acceptance, (4) whether the Company, by diversifying into other complementary businesses through new product offerings or acquisitions can leverage its strengths and continue to grow revenues at levels attractive to its investors, (5) whether the newly acquired acquisitions perform as planned when purchased, (6) whether the Company can maintain and increase the number of items it is selling to its two largest customers, and (7) whether the Company can fend off new competitors entering the U.S. retail market from international sources. Grocery and club store chains continually re-evaluate the products carried in their stores, and no assurances can be given that the chains currently offering the Company's product will continue to do so in the future.

      During 2007 the Company has seen increases in the prices of many of its raw ingredients such as cheese and dairy products. Many other commodity products, such as flour, eggs and oil, also have the potential for increases in cost. The Company may not be able to raise prices to its customers to offset these increased raw ingredient costs.

      The sales growth of the Company may also be impacted by a large competing Italian pasta maker that is freezing its product, shipping it to the United States in a frozen state, thawing the product and then selling it to consumers in a refrigerated state.

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

Results of Operations

      Net revenues from operations were as follows (in thousands):

                                                             Three Months Ended                        Nine Months Ended
                                                  ---------------------------------------   ---------------------------------------
                                                  September 30, 2007   September 30, 2006   September 30, 2007   September 30, 2006
                                                  ------------------   ------------------   ------------------   ------------------
Net Revenues                                      $           24,458   $           22,090   $           73,702   $           67,649
   Percent Change in Net Revenues from
     prior period                                                 11%                  -3%                   9%                  10%

      The quarterly increase in net revenue is due to an increase in sales of Monterey Pasta branded refrigerated pasta products which grew 45 percent when comparing the third quarter of 2007 with the third quarter of 2006 due mainly to the sale of pastas made with organic ingredients, whole wheat pasta items, and new innovations coming from the culinary experts hired by the Company. Additional sources of the increase in net revenue were an increase in chicken sausage revenues which grew 49 percent when comparing the third quarter of 2007 with the third quarter of 2006. These increases were offset by a 22% reduction in sales of Sonoma Cheese. Excluding the decline in Sonoma cheese sales, revenues grew 15% for the third quarter of 2007 compared to the third quarter of 2006.

      Year to date revenues grew $6,053,000. The increase is due to increased revenues from CIBO Naturals branded products of 8 percent, Casual Gourmet branded products of 23 percent, and refrigerated pasta products of 24 percent. The increase is offset by a decrease in cheese revenue of 22 percent. Excluding the decline in cheese revenues, net revenues grew 13% for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006.

      Gross profit and gross margin were as follows (in thousands):

                                                             Three Months Ended                        Nine Months Ended
                                                  ---------------------------------------   ---------------------------------------
                                                  September 30, 2007   September 30, 2006   September 30, 2007   September 30, 2006
                                                  ------------------   ------------------   ------------------   ------------------
Gross profit                                      $            6,623   $            6,379   $           20,293   $           20,122
Gross margin percent                                            27.1%                28.9%                27.5%                29.7%

      Gross margin percent for the year ended December 31, 2006 was 29.1%. The gross profit dollars for the three months ended September 30, 2007 compared to the three months ended September 30, 2006 increased because of increased revenues. The gross margin percent for the third quarter of 2007 decreased compared to the same quarter of 2006 for four primary reasons: (1) the increase in the price of cheese, dairy related products, and other commodity products;
(2), the U.S.D.A. increased its inspection of the Company's Salinas facility which increased the Company's costs related to quality assurance; (3) the extra costs associated with improving the label design of the Emerald Valley Kitchen and the Monterey Pasta Company brands; and (4) the Company paid a culinary consultant a one time payment of 20,000 shares of unregistered common stock valued at $77,000 for his work. As a result, total stock based compensation recorded in cost of goods sold for the three months ended September 30, 2007 was $103,000 compared to $13,000 for the three months ended September 30, 2006.

      During the first nine months of 2007, the Company's gross margin percentage decreased due to a number of factors. The Company incurred additional costs for its cheese purchases by offering incentives to a historical supplier to produce products on a short-term basis so that this historical supplier would produce specific products the Company needed in order to meet revenue commitments to its customers. The Company also incurred additional costs from paying additional freight to transition to a new supplier. A longer term solution is being investigated to return Sonoma Cheese branded products to historical margins, but the solution may not be implemented until later in the calendar year or into 2008, which will impact the Company's overall margins for the remainder of the year. Increases in commodity prices also have the potential to impact the future profitability of the Company. In addition, total stock based compensation recorded in cost of goods sold for the nine months ended September 30, 2007 was $122,000 compared to $42,000 for the nine months ended September 30, 2006 which increased because of a one time payment of 20,000 unregistered shares of common stock to a culinary consultant for his work helping the Company develop new products.

      Selling, general and administrative expenses or SG&A were as follows (in thousands):

                                                       Three Months Ended                         Nine Months Ended
                                             ---------------------------------------   ---------------------------------------
                                             September 30, 2007   September 30, 2006   September 30, 2007   September 30, 2006
                                             ------------------   ------------------   ------------------   ------------------
SG&A Expense                                 $            6,184   $            7,174   $           18,641   $           20,126
SG&A Expense as a percent of net revenues                  25.3%                32.5%                25.3%                29.8%

      For the calendar year ended December 31, 2006, SG&A expenses were 28.4% of net revenues. SG&A as a percent of net revenues for the three months ended September 30, 2007 was 25.3% compared to 32.5% of net revenues for the three months ended September 30, 2006. The decrease compared to 2006 and to the third quarter of 2006 is related to the reduction in salaried work force announced in September 2006 when the Company accrued $646,000 in severance payments, a reduction in promotional activities of $57,000, and a reduction in freight costs from management's initiative to reduce outbound freight of $52,000 The decrease in SG&A dollars, however, was offset by unusually high legal fees incurred in defense and protection of the Company' trademarks in the amount of $184,000 during the third quarter of 2007.

      SG&A costs for the nine months ended September 30, 2007 were $18,641,000 which is lower than the prior year's amount of $20,126,000 for the nine months ended September 30, 2006. The decrease compared to the nine months ended September 30, 2006 is related to the reduction in salaried work force announced in September 2006, a reduction in promotional activities, a reduction in amortization expense due to the 2006 write-down of the Company's investment in Casual Gourmet Foods, and a reduction in freight costs from management's initiative to reduce outbound freight.

      Depreciation and amortization expense, included in cost of sales and SG&A, was $758,000 or 3.1% of net revenues for the third quarter ended September 30, 2007, compared to $732,000 or 3.3% of net revenues for the third quarter ended September 30, 2006. For the nine months ended September 30, 2007, depreciation and amortization expense was $2,184,000 or 3.0% of net revenues compared to $2,236,000 or 3.3% of net revenues for the nine months ended September 30, 2006. The increase for the three months is associated with the amortization of CIBO Natural's recipes which was not being amortized in 2006 and additional equipment purchases in 2006 which are now being depreciated. The decrease in expense for the nine month period is associated with the impairment of intangible assets acquired in the Casual Gourmet acquisition, and the full depreciation of older assets offset by new equipment purchases.

      Net interest income was $43,000 for the quarter ended September 30, 2007, compared to net interest income of $16,000 for the same quarter in 2006. The increase reflects additional cash on the Company's balance sheet and the reduction of debt. For the nine months ended September 30, 2007, net interest income was $109,000 compared to net interest expense of $379,000 for the same period in 2006. The change in interest income (expense) reflects the effects of the pay down of debt with the net proceeds from the private equity placement during the second quarter of 2006.

      Income taxes for the third quarter of 2007 reflect a tax expense of $181,000, which reflects a 39% tax rate compared with income tax benefit of $67,000 for the same period in 2006. For the nine months ended September 30, 2007, income taxes reflect a tax expense of $690,000 or approximately 40% of pretax income, as compared to a tax expense of $98,000 for the same period in 2006. The 40% tax rate approximates the Company's statutory rate. The Company determines its quarterly tax provision based on the expected annual effective tax rate by tax filing entities and jurisdictions. The Company has established a valuation allowance of $1.4 million at September 30, 2007. The valuation allowance was established during the third quarter of 2006 as a result of the reassessment of the realizability of deferred tax assets. As the Company's profits continue to improve, it will continue to evaluate the need for a valuation allowance.

Impairment Charge in 2006

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

Liquidity and Capital Resources

      During the nine month period ended September 30, 2007, $2,917,000 of cash was provided by the Company's operations, compared to $6,004,000 of cash provided in the nine months ended September 30, 2006. The cash provided by operations of $2,917,000 reflects the Company's net income from operations plus depreciation, amortization, deferred income taxes and stock-based compensation totaling $4.7 million in generated cash, plus the provisions for allowances for bad debts, returns, adjustments, spoils, and inventory of $3.7 million, offset by an increase in working capital due to timing differences of terms offered by the Company to its customers and the terms offered to the Company by its suppliers, which reduced the Company cash balances (changes in assets and liabilities) by $5.6 million.

      Stock-based compensation expense accounted for $552,000 of non cash expense. During the first nine months of 2007, the Company paid $1,004,000 on outstanding debt. Capital expenditures were $845,000 in the first nine months of 2007 compared to $2,150,000 for the nine months ended September 30, 2006. Capital spending in 2007 reflected spending to finish projects started in calendar year 2006, to increase capacity at the Eugene, Oregon facility, and to improve efficiencies at the Seattle, Washington facility. The Company will spend capital dollars when appropriate to either support sales initiatives or to reduce operating costs.

      During the first nine months of 2007, the Company issued 8,579 shares under its Employee Stock Purchase Plan and received cash of $26,000. Additionally, 20,750 shares of common stock were issued during the same period as part of employee option exercises with proceeds to the Company of $40,000. In addition, the Company issued 20,000 restricted shares of the Company's common stock valued at $77,000 to a culinary consultant as part payment for his work in developing new pasta products.

      During the nine months ended September 30, 2006, by comparison, proceeds from the purchase of 10,900 shares under the Employee Stock Purchase Plan were $32,000, and there were 275,250 options exercised with proceeds of $812,000. In addition, in 2006, the Company purchased the remaining minority interest of CIBO Naturals, LLC for 300,000 shares with a computed value of $1,186,000.

      As of September 30, 2007 the Company has recorded $5.4 million of cash and $14.7 million of working capital on its balance sheet.

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

                                                                       Payments due by period
                                             --------------------------------------------------------------------
                                                                                                      More than 5
Contractual obligations (in thousands)        Total    Less than 1 year   1 - 3 years   3 - 5 years      years
                                             -------   ----------------   -----------   -----------   -----------
Long-term debt                               $   103   $             47   $        56   $        --   $        --
Capital lease obligations                         40                 25            15            --            --
Operating leases                               6,029              1,134         2,878         1,406           611
                                             --------------------------------------------------------------------
Total                                        $ 6,172   $          1,206   $     2,949   $     1,406   $   611 206
                                             ====================================================================

      The Company has a standby letter of credit in favor of an insurance company for $800,000 for Worker's Compensation insurance which expires on December 31, 2007 and the Company is in negotiations with its bank to extend the letter of credit for an additional year.

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

      The Company is subject to taxation in the US and various states jurisdictions. There are no ongoing examinations by taxing authorities as of the date that this report is filed. The Company's various tax years starting 2002 to 2006 remain open in various taxing jurisdictions.

Inventory Valuation

      Inventories are stated at the lower of cost (using the first-in, first-out method) or market and consist principally of component ingredients to the Company's refrigerated pasta and sauces, finished goods, and packaging materials. Many of the ingredients used in the Company's products have a short shelf life and if not used in a certain amount of time may spoil. Management estimates that the raw material will be used in a timely manner; however, management has established certain reserves for the potential of inventory obsolescence, especially for slow moving inventory. As of September 30, 2007, the Company reduced the carrying value of its inventory by $176,000. This write-down was made to cover certain refrigerated raw material inventory that is nearing its shelf-life, certain frozen items that have not been recently used, certain packaging labels for products that may be rotated out of the Club Store accounts and for products that have already been rotated out of the Club Store accounts that may or may not be rotated back into the Club Store accounts. The allowance is established based on management's estimate of alternative usage or salvage value of obsolete inventory. Management believes its estimates for spoiled and obsolete inventory are adequate given the current volume of business to its current customers.

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

Valuation of Goodwill/Indefinite-lived Intangible Assets

      Under SFAS 142, "Goodwill and Other Intangible Assets" goodwill and intangible assets with indefinite useful lives are to be tested for impairment at least annually. The primary identifiable intangible assets of the Company's reporting unit with indefinite lives are trademarks, tradenames and goodwill acquired in business acquisitions. As of September 30, 2007, the net book value of trademarks and other identifiable indefinite-lived intangible assets was $1.8 million.

      The Company defines a reporting unit as a unit one level below its operating segment. A reporting unit exists if the component constitutes a business for which discrete financial information is available and segment managers regularly review the operating results of the component. As of September 30, 2007, the Company determined that it had one reporting unit based on the Company's internal reorganization which integrated the Company's brands to a more functional reporting structure. Prior to the fourth quarter of 2006, the Company had four reporting units as its acquirees' operations were not integrated.

      Identifiable indefinite-lived intangible assets are not subject to amortization and are assessed for impairment at least as often as annually and as triggering events may occur. The impairment test for identifiable intangible assets not subject to amortization consists of a comparison of the fair value of the intangible asset's reporting unit with its carrying amount. If the carrying amount exceeds the fair value, then a third step of assessment is performed to measure the impairment loss, if any. Given the Company's internal reorganization in which the Company operates under one reporting unit, management primarily relies on the Company's market capitalization to determine fair value. Secondarily, the Company relies on a number of factors to discount anticipated future cash flows including operating results, business plans and present value techniques. Rates used to discount cash flows are dependent upon interest rates and the cost of capital at the relevant point in time. There are inherent uncertainties related to these factors and management's judgment in applying them to the analysis of intangible asset impairment. It is possible that assumptions underlying the impairment analysis will change in such a manner that impairment in value may occur in the future.

      Goodwill is not amortized but is subject to periodic assessments of impairment. At September 30, 2007, the Company had $13.2 million of goodwill on its books. Goodwill is assessed for impairment at least as often as annually and as triggering events may occur. The Company performs its annual review in the fourth quarter of each year. Recoverability of goodwill is evaluated using a comparison of the fair value of a reporting unit with its carrying value.

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

Valuation of Plant and Equipment and finite-lived Intangible Assets

      In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-lived Assets ("SFAS 144"), management reviews finite-lived long-lived assets, primarily consisting of plant and equipment and amortized intangible assets such as acquired recipes, customer lists and non-compete agreements, whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Intangible assets with finite useful lives continue to be amortized over their respective estimated useful lives. The estimated useful life of an identifiable intangible asset is based upon a number of factors, including the effects of demand, competition, and future cash flows. For these assets, if the total expected future undiscounted cash flows from the asset group are less than the carrying amount of the asset group, an impairment loss is recognized for the difference between the fair value and the carrying value of the asset group. The impairment tests require management to estimate the undiscounted cash flows and fair value of the asset groups. As of September 30, 2007, the net book value of finite-lived intangible assets was $4.7 million.

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

Accounting for Stock-Based Awards

      On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, "Share-Based Payment" ("SFAS 123R"). The Company adopted the fair value recognition provisions of SFAS 123R, using the modified prospective transition method. As a result of adopting SFAS 123R, the Company recorded a pre-tax expense of $552,000 for stock-based compensation for the nine months ended September 30, 2007 compared to $433,000 for the nine months ended September 30, 2006.

      The determination of fair value of share-based payment awards to employees and directors on the date of grant using the Black-Scholes model is affected by the Company's stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Management estimated the expected terms using the simplified method provided in SAB 107 or historical information and management has used historical data to estimate forfeitures. The risk-free rate is based on U.S. Treasury rates in effect during the corresponding period of grant. The expected volatility is based on the historical volatility of the Company's stock price.

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

      Major Customers

      Two of the Company's customers, Costco Wholesale and Sam's Club, accounted for 46% and 19%, respectively, of the Company's net revenues for the nine months ended September 30, 2007. No other customer accounted for greater than 10% of net revenues for the period.

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

      In the ordinary course of its business the Company enters into commitments to purchase raw materials over a period of time, generally nine months to one year, at contracted prices. At September 30, 2007 these future commitments were not at prices in excess of current market, or in quantities in excess of normal requirements. The Company does not utilize derivative contracts either to hedge existing risks or for speculative purposes.

      Interest Rate Risk

      The Company invests excess cash in variable income investments consisting of cash equivalents. The magnitude of the interest income generated by these cash equivalents is affected by market interest rates. Management does not use marketable securities or derivative financial instruments in its investment portfolio.

      The interest payable on the Company's bank line of credit is based on variable interest rates and, therefore, affected by changes in market interest rates. As of September 30, 2007, the Company does not have any loans with variable interest rates. The Company does have a letter of credit associated with its worker's compensation program. If for any reason the letter of credit is drawn upon, this loan would carry a variable interest rate which would approximate the prime lending rate.

      Currency Risk

      During the nine months ended September 30, 2007, the Company sold $2,000 of product in currency other than US dollars. These sales have terms of net 30 days from shipment. The Company believes that its currency exposure is not material and has chosen not to hedge these sales.

Item 4. Controls and Procedures

      Evaluation of Disclosure Controls and Procedures

      As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (together the "Certifying Officers"), of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2007, the end of the period covered by this report. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective as of September 30, 2007 to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our Certifying Officers, as appropriate, to allow for timely decisions regarding required disclosure.

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

      Changes in Internal Controls

      There has been no change during the company's fiscal quarter ended September 30, 2007 in the company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange
Act) that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

                           PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

      (a) On August 2, 2007, the Company sold and issued 20,000 shares of Common Stock to Toscana Foods, a Utah limited liability company, in a transaction which was not registered under the Securities Act. The shares were issued to Toscana Foods as consideration for consulting services provided by its principal Marco Rossi pursuant to a Consultation and Royalty Agreement entered into by the Company and Toscana Foods in 2006, and was contingent upon the achievement of certain new product development and sales targets.

      In connection with the issuance, the Company claims an exemption from registration under the Securities Act pursuant to section 4(2) and Rule 506 under Regulation D of the Commission, based upon the following principal facts:
(1) information required by Rule 502(b)(2)(ii) was provided to Mr. Rossi and Toscana Foods prior to the transaction, and (2) based upon its previous contacts and relationship with Mr. Rossi, and certain representations made by him to the Company, the Company had reason to believe that he satisfied the purchaser qualification conditions specified in Rule 506(b)(2)(ii).

Item 6. Exhibits

      See Index of Exhibits for all exhibits filed with this report.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          MONTEREY GOURMET FOODS

Date: November 13, 2007

                                          By: /s/ ERIC C. EDDINGS
                                              ---------------------------
                                                  Eric C. Eddings
                                                  Chief Executive Officer

                                          By: /s/ SCOTT S. WHEELER
                                              ---------------------------
                                                  Scott S. Wheeler
                                                  Chief Financial Officer

         Index to Exhibits

         (Unless otherwise indicated, all exhibits incorporated by reference are filed under SEC file number 001-11177.)

3.1 Certificate of Incorporation dated August 1, 1996 (incorporated by reference from Exhibit B to the Company's Definitive Proxy Statement for its August 1, 1996 Special Meeting of Shareholders filed June 27,
         1996)

3.2 Amendments of Articles I and IV of Delaware Certificate of Incorporation (incorporated by reference from Exhibits 3 and 4 to the Company's Definitive Proxy Statement for its 2004 Annual Meeting of Shareholders filed June 21, 2004)

3.3      Bylaws of the Company, as amended. Incorporated by reference from
         Exhibit 3.3 filed with the Company's Form 10-Q for the quarter ended September 30, 2005 filed with the Commission

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

10.22 Fourth Modification to Business Loan Agreement between the Company and Comerica Bank dated April 11, 2005 (incorporated by reference from
         Exhibit 10.24 to the Company's Form 10-Q for the quarter ended September 30, 2005 filed with the Commission).

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