Form 10-K
period 2007-12-31
MONTEREY GOURMET FOODS
filed 2008-03-12
CIK 913032

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                                    FORM 10-K

(Mark one)
----------
[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934
      For the fiscal year ended December 31, 2007

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      FOR THE TRANSITION PERIOD FROM _________ TO _________

                        Commission file number 001-11777

                          MONTEREY GOURMET FOODS, INC.
             (Exact name of registrant as specified in its charter)

              Delaware                                    77-0227341
   ------------------------------           ------------------------------------
      (State of incorporation)              (IRS employer identification number)

    1528 Moffett Street, Salinas, California                93905
   -------------------------------------------         -----------------
    (Address of Principal Executive Offices)              (Zip Code)

                                 (831) 753-6262
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in PART III of this
Form 10-K, or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definition of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

  Large accelerated filer [ ]  Accelerated Filer [ ]  Non-accelerated filer [X]
                         Smaller reporting company [ ]

Indicate by a check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes [ ]  No [X]

The approximate aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer as of June 30, 2007 was $38,102,000.
The number of shares outstanding of the issuer's common stock as of March 12,
2008 was 16,991,005.

                       DOCUMENTS INCORPORATED BY REFERENCE

Parts III of this Annual Report on Form 10-K incorporates by reference information from the Registrant's Proxy Statement for its Annual Meeting of
Shareholders to be held on June 28, 2008 ("2008 Proxy Statement") to be filed with the SEC within 120 days of the end of the calendar year covered by this report.

                          MONTEREY GOURMET FOODS, INC.
                                TABLE OF CONTENTS

                                                                                                 Page
                                                                                                 ----
PART I.
       Item 1.  Business                                                                           3
       Item 1A. Risk Factors                                                                       9
       Item 1B. Unresolved Staff Comments                                                         11
       Item 2.  Properties                                                                        12
       Item 3.  Legal Proceedings                                                                 12
       Item 4.  Submission of Matters to a Vote of Securities Holders                             12

PART II.
       Item 5.  Market for Registrant's Common Equity, Related
                Stockholder Matters and Issuer Purchases of Equity Securities                     12
       Item 6.  Selected Financial Data                                                           15
       Item 7.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                               15
       Item 7A. Quantitative and Qualitative Disclosures about Market Risk                        27
       Item 8.  Financial Statements and Supplementary Data                                       28
       Item 9.  Changes In and Disagreements with Accountants on
                Accounting and Financial Disclosure                                               28
       Item 9A. Controls and Procedures                                                           28
       Item 9B. Other Information                                                                 29

PART III.
       Item 10. Directors, Executive Officers and Corporate Governance                            29
       Item 11. Executive Compensation                                                            29
       Item 12. Security Ownership of Certain Beneficial Owners and
                Management and Related Stockholder Matters                                        29
       Item 13. Certain Relationships and Related Transactions and
                Director Independence                                                             30
       Item 14. Principal Accounting Fees and Services                                            30

PART IV.
       Item 15. Exhibits, Financial Statement Schedules                                           31

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                                           32

SIGNATURES                                                                                        63

EXHIBIT 23.1                                                                                      66
EXHIBIT 31.1                                                                                      67
EXHIBIT 31.2                                                                                      68
EXHIBIT 32.1                                                                                      69
EXHIBIT 32.2                                                                                      70

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

  -   Weather could impact the price of raw materials the Company purchases.

  -   The extent to which the Company can reduce costs.

  -   Unpredictable difficulties or delays in the development of new products or the Company's ability to forecast consumer trends.

  -   Changes in U.S. economic conditions such as inflation, recession, or interest rate fluctuations.

  -   Pricing changes of raw materials, freight, or impacts for competitive pricing.

  -   Competitive products from international sources.

  -   Inherent risks of food production.

  -   Labor relations.

  -   Integration of acquired businesses and the impact from minority interests.

  -   Difficulties in obtaining or retaining the management and other human resource competencies that the Company needs to achieve its business objectives.

  -   The impact on the Company from the loss of a significant customer or a few customers.

  -   Changes in the regulatory environment.

  -   Capital spending requirements.

  -   Adoption of new accounting pronouncements promulgated by the Financial
      Accounting Standards Board or other accounting standard setting agencies such as the Public Company Accounting Oversight Board.

Introduction

      Monterey Gourmet Foods, Inc. ("the Company" or "Monterey") began its business in 1989 as a producer and distributor of refrigerated gourmet pasta and sauces to restaurants and grocery stores in the Monterey, California area. The
Company has since expanded its operations to include a more diversified range of gourmet refrigerated food products, which it provides to grocery and club stores throughout the United States, as well as selected regions in Canada, the
Caribbean, Latin America, and Asia Pacific. The Company's overall strategy is to enhance the value of the Monterey Gourmet Foods brands by distributing its gourmet food products through multiple channels of distribution, while selectively participating in private label partnerships.

      The Company currently produces and/or markets premium quality refrigerated gourmet pastas, gnocchi, pasta sauces, prepared entrees, salsas, tamales, dips, hummus, polenta, cheeses, spreadable cheeses, gourmet chicken sausages, and gourmet chicken meatballs emphasizing superior flavors and innovative products.
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

      The Company offers seven core brands in ten key categories over 250 varieties of contemporary gourmet food products that are produced using the
Company's proprietary recipes. In 2007, the Company introduced an organic or made with organic line of pastas, three Organic Edamame Spreads, an Organic
Mango Salsa, three Tuscan Bean Spreads, and two gourmet chicken meatballs. In
2006, the Company continued to expand its line and distribution of whole wheat pasta as well as entered the frozen category with its "OneStep Gourmet" product which offers consumers a complete meal in less than 13 minutes. It also introduced several Hispanic products including two flavors of premium tamales.

      During 2007, Company CEO Eric Eddings implemented significant changes in the Company's culture and management structure, with the goals of upgrading management talent within the Company, uniting all functions of the Company and its subsidiaries under one corporate umbrella, and putting in place a single company-wide bonus program and performance review process. During 2007, the
Company returned to profitability after three years of losses.

      The Company's web site, www.montereygourmetfoods.com, supports its brands by providing both consumer and investor information. The site provides insight into the Company's profile, product offerings, and financial strength, as well as consumer tips for those interested in gourmet food and links to its various brands.

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

      The organic food business has been growing at a double-digit rate since the 1960s and has reached over $13 billion in retail sales, according to Organic
Trade Associations 2006 Manufacturing Survey. New Federal standards, under the auspices of the United States Department of Agriculture ("USDA"), were adopted for the industry in October 2002. The purpose of the new standards was to provide a framework for organic content of product with the use of the USDA seal for those products meeting the "organic" definition (95% organic content), and set standards for product quality and food safety so as to improve the overall strength of the organic foods industry and protect the consumer. Emerald Valley
Kitchen and other credible producers who meet the standards to be labeled "USDA organic" are in an excellent position to participate in the future growth of the industry. Currently all Emerald Valley products qualify for the USDA designation. The Company's California facility is now certified to produce organic products as well as its Washington facility. The Company's future organic offerings will be produced and formulated with the objective of qualifying for the USDA designation.

      The California Milk Advisory Board stated that Americans consumed 9.3 billion pounds of cheese in 2005. Cheese consumption has increased from 11.1 pounds per person in 1987 to 31.4 pounds in 2005. The specialty cheese category in which the Company competes has grown from 420 million pounds consumed in 1994 to 930 million pounds in 2005. Specialty cheeses represent almost 10% of all cheese consumed in the United States. Although the Company has seen recent setbacks in its cheese sales, the Company believes this category has long-term growth potential and that Sonoma Cheese will have long-term growth as well.

      Starting in 2005, consumers have increased consumption of refrigerated pasta products following two years of decline due to in-part to low-carbohydrate diets. The refrigerated pasta category continued to grow in 2007 because of the gourmet quality of these products and their quick preparation. Monterey Gourmet
Foods believes its products are well positioned to take advantage of the growing trend to more gourmet food products.

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

-     Expand the Company's market share through same-store revenue growth, addition of new grocery and club stores, geographic and product line diversification, including creation of additional meal solutions using
      Monterey Gourmet Foods products.

-     Introduce new products on a timely basis to maintain customer interest and to respond to changing consumer tastes. In order to maximize its margins, the Company will focus most of its efforts on those new products that can be manufactured and distributed out of its Salinas, California, Eugene,
      Oregon or Seattle, Washington facilities, and may supplement this effort by selected co-packing arrangements that complement its existing product lines.

-     Reduce operating costs as a percentage of sales through continual evaluation of administrative and production staffing and procedures. The
      Company will consider additional capital improvements at its manufacturing facilities in order to increase production efficiencies and capacities, and to reduce the Company's cost of goods on a per unit basis. The Company continues to rationalize its production capabilities and may consolidate facilities as management deems necessary.

-     Create brand awareness by communicating to the consumer that Monterey
      Gourmet Foods and its sister brands provide a healthy and nutritious line of products, and therefore, promote repeat business by reinforcing positive experiences with the Company's products.

-     Utilize the current national sales force of the Company to expand distribution and sales of the newly acquired brands without adding additional sales overhead.

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
including borsellini, ravioli, tortelloni, tortellini, pasta sauces, salsas, dips, hummus, edamame spreads, Tuscan bean spreads, Sonoma Jack cheeses, chicken sausages, chicken meatballs, and polenta under the Monterey Gourmet Foods,
Monterey Pasta, Arthur's, CIBO Naturals, Emerald Valley Kitchen, Isabella's
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

Production

      The Company currently produces pasta, pasta sauce and tamales in a 43,700 square foot Monterey County, California facility. The Company also leases 87,141 square feet of space three miles from the main production facility. Within this
87,141 square foot facility, the Company has its refrigerated distribution center and ambient storage. In addition, the Company produces organic salsas, dips, and hummus at its 19,000 square foot organically certified facility in
Eugene, Oregon, which was integrated into the business as part of the Emerald
Valley acquisition. CIBO Naturals LLC operates out of several different facilities comprising of a total of 47,500 square feet in Seattle, WA. The
Company has recently signed a new lease in Kent, Washington for 93,306 square feet for occupancy starting March 1, 2008. During 2008, the Company will close its current Seattle facility and relocate to the new facility in Kent,
Washington. The California facilities are strategically located in one of the largest produce-growing regions in the United States and are near several major vendors and food distributors. The California facility is certified by the USDA, is certified to produce organic products, and utilizes state of the art thermal processing, chilling and packaging processes.

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

      The Company regularly reviews a variety of potential capital projects for the production department and in the past three years has spent approximately
$5.4 million on capital improvements. These included significant upgrades and improvements to the pasta production lines, two packaging lines, capacity for chunky ravioli, clean rooms, increased sauce capacity and efficiency, and boiler and utility upgrades to accommodate capacity increases. Capital resources were used to improve borsellini pasta production capability, increase tamale production capacity, and combine the two Salinas production facilities. In 2006, the Company increased capacity on its tamale production line, consolidated the two manufacturing plants in Salinas, added new pasta packaging equipment. In
2007 the Company added new cup filling equipment in Eugene, Oregon and Seattle,
Washington, increased capacity in the Seattle facility to manufacture sauces and finish the consolidation of facilities in Salinas, California. Future additions of assets will be evaluated for increased efficiency, flexibility and capacity needs.

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

      The most significant ingredients used are dairy-based ingredients, eggs, flour, olive oil, pine nuts, seafood, chicken and other meats, spinach, basil, tomatoes, and spices. Management is unaware of any current restrictions or other factors that would have a material adverse effect on the availability of these raw materials. The Company's purchasing policies are designed to provide more than one credible source for all ingredients.

Distribution

      The Company's success depends upon an effective system of distribution for its products. The Company delivers products directly to warehouses for several
Northern California chains. Sonoma Cheese delivers certain cheese products to local wineries on Company trucks and these deliveries arrive the same day they leave our warehouse. The Company distributes its products to other customers and other parts of the country using common carriers. While common carrier method of delivery has been reliable, there can be no assurance that the Company's delivery system will not be disrupted for reasons including, but not limited to, adverse weather, natural disasters, increasing fuel oil, or labor disputes in the trucking industry. During 2005, 2006, and 2007 fuel costs increased compared to previous years, which impacted the Company's operating margins.

Grocery Chain and Club Store Sales

Monterey Gourmet Foods sells its products to supermarket chains and club stores.
The Company has two customers that represent more than ten percent of net revenues. Combined these two customers represent over 60% of the Company's revenues for the past three years. Net revenues are detailed as follows:

                                              Years Ended
                              --------------------------------------------
                                       2007            2006           2005
                              --------------------------------------------
     Costco                             48%             48%            45%

     Sam's Club Stores                  17%             17%            17%

     All other customers                35%             35%            38%
                              --------------------------------------------

        Total                          100%            100%           100%
                              ============================================

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

      The Company currently supplies its products to Sam's Club stores where the purchasing decisions are made at the company headquarters with input from the store level. During 2005, the Company spent significant resources increasing sales to Sam's Club. While the Company is in the tenth year of its relationship with Sam's Club, there can be no assurance that Sam's Club stores will continue to carry its products. During 2007, the Company changed its broker representation to Sam's Club and Wal-Mart Stores. The Company believes this change will improve its relationships and sales to Sam's club. The loss of either Costco or Sam's Club as customers could materially and adversely affects the Company's business operations.

      During 2007, 2006 and 2005 net revenues to foreign customers represented
0.8%, 1.4%, and 2.2% of total net revenues, with Canada and Mexico accounting for over 90% of those sales, and the remainder going to Asia Pacific.

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

Competition

      The Company's business is subject to significant competition. The refrigerated food industry is highly competitive and is dominated by large multinational companies including among others Nestle and Kraft. There are also a number of regional competitors especially in the sauce and cheese product lines. Multinational competitors have significantly more brand name recognition, marketing personnel, and cash resources than the Company. In addition, large competitors from Canada and Italy continue to introduce products in the United
States. Moreover, competition for shelf space in club and grocery stores is intense and poses great difficulty for smaller food companies.

      The Company has developed several products which the Company is using to increase market share in the refrigerated sector, including whole wheat pasta, organic pasta, edamame spreads, Tuscan bean spreads, tamales, spreadable cheeses, flavored jack cheese, gourmet sausages, gourmet chicken meatballs, and quick preparation gourmet fresh and frozen entrees. Management will continue to try to produce distinctive products, which fill specific consumer needs.

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

Seasonality of Revenues

      During 2007, 25% of the Company's revenues were generated in the first quarter, 24% were generated in the second quarter, 24% in the third quarter and
27% in the fourth quarter. The seasonality of the Company's revenues continues to change as different product lines have different seasonality profiles. In the fourth quarter of 2007, the Company had increased revenues of tamales, dips, and cheese trays which sell well during the holiday season when consumers entertain.
Pasta items sell less during the summer and more during winter months.
Conversely, chicken sausages have higher revenues during the summer months.

Employees

      As of December 31, 2007, the Company employed a total of 337 persons at all locations, including 59 administrative personnel, 13 sales personnel, 5 drivers, and 260 distribution and production personnel. None of the Company's employees are represented by a labor union and the Company believes its relations with its employees are good.

Trademarks and Service Marks

      The Company or its subsidiaries has registered the "Monterey Gourmet
Foods", "Monterey Pasta Company", "CIBO Naturals", "Sonoma", "Sonoma Jack",
"Casual Gourmet", "Emerald Valley Kitchen", "Borsellini", "Homestyle Fresh
Soups" and "Chef's Finest" names and, in the case of Monterey Pasta Company, corresponding logo design with the United States Patent and Trademark Office. As a result of various business acquisitions, the Company also has acquired the rights to use the "Arthur's" and "Nate's" labels and rights to the unregistered trademark "La Frescala". The Company is currently in the process of registering
"One Step Gourmet", and "Isabella's Kitchen". A customer of the Company is currently challenging the Company's ownership of the Sonoma tradename/trademark in class 29 for cheese. There can be no assurance that competitors will not adopt similar names or logo designs outside the protection of the Company's trademark registration.

ITEM 1A. RISK FACTORS

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

-     Lack of Recent Profitability. The Company reported losses for the years
      2005 and 2006, but returned to profitability for 2007. As of December 31,
      2007, the Company had an accumulated deficit of $7,868,000. There can be no assurance that the Company will generate profits in the short or long term.

-     Liquidity; Access to Capital. Management believes that the Company's current cash balances, and future operating projections will provide adequate liquidity to meet the Company's planned capital and operating requirements for normal operations and capital expenditures through the
      2008 calendar year. See Note 7 to the consolidated financial statements
      (Item 15) for a description of the credit facility. The Company generated
      $4.2 million in cash from operating activities during 2007. In addition, the Company generated $7.0 million in cash from operating activities during 2006 and raised $11.6 million through a private equity transaction.
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

-     Acquisitions; Potential Impairment of Intangible Assets. The Company has
      acquired four companies since 2003. In 2006, the Company as part of its assessment of its intangible assets impaired its intangible assets of
      Casual Gourmet Foods in the third quarter of 2006 by $3.1 million. The
      Company also recorded an impairment of $58,000 in 2007 related to the
      Sonoma Foods' tradenames. There are no guarantees that additional investments may need to be written down in the future. The Company has recorded net intangible assets of $6.3 million and goodwill of $13.2 million as part of the acquisitions. Some of these intangible assets are amortized over a certain amount of time. If these assets become impaired, the assets will be expensed in the periods they become impaired which will impact profitability. The Company's stock is currently trading near its net book value. If the stock trades below its net book value for a significant amount of time, the Company may need to impair certain intangible assets.

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
      The Company's CEO and the management of Sonoma Foods have employment contracts to help ensure the Company's future growth. There can be no assurance that key management will remain stable; significant management turnover could disrupt the Company's operations with consequent adverse effect on the business.

-     Material Weakness in Internal Controls. The Company's management evaluated the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act as of December 31, 2007.
      During 2006 and 2007, the Company improved its internal controls and procedures and management has concluded that as of December 31, 2007 its internal controls over financial reporting are adequate. (See Item 9A, which is incorporated here by reference.) If weaknesses are identified, financial statement accuracy may be at risk.

-     Impact of Inflation. Freight rate increases related to fuel surcharges have impacted the Company's financial performance as it ships and sources raw ingredients from across the country. Medical benefits continued to increase at rates higher than the consumer price index. Increases in labor, minimum wage, employee benefits, freight, ingredients, commodities, packaging materials, rents and other operating expenses have adversely affected the Company's profitability and may continue to impact the
      Company in future periods. The Company cannot predict whether such increases will occur in the future or their magnitude if they do occur.
      Also, the Company cannot predict if it can pass these higher costs along to its customers.

-     Risks Inherent in Food Production. The Company faces all of the risks inherent in the production and distribution of refrigerated food products, including contamination, adulteration, spoilage, and the associated risks of product liability litigation, which may occur even with an isolated event. Although the Company has modern production facilities, has obtained
      USDA approval, organic certification for them, and employs what it believes are the necessary processes and equipment in order to insure food safety, there can be no assurance that the Company's procedures will be adequate to prevent the occurrence of such events.

-     Dependence on Major Customers. During 2007, two of the Company's
      customers, Costco and Wal-Mart (including its subsidiary, Sam's Club), accounted for 48% and 17%, respectively, of the Company's total revenues.
      The Company currently sells its products to eight separate US Costco regions and its international regions which currently make purchasing decisions independently of one another. These regions re-evaluate, on a regular basis, the products carried in their stores. There can be no assurance that these Costco regions will continue to offer the Company's products in the future or continue to allocate Monterey Gourmet Foods the same amount of shelf space. There can be no assurance that Sam's Club will continue to carry the Company's products. Loss of either of these customers, Costco or Sam's Club, or a significant reduction in sales to either, would have a material adverse effect on the Company. Additionally, liberalized pricing or allowance terms would create downward pressure on gross margins.

-     Diversification of Product Line. Over the last five years, the Company has acquired four new subsidiaries. A major reason for the acquisitions is the diversification of the Company's gourmet food product line. Each acquisition brings new product lines, management talents and skills, customs and traditions, and customers. Two of the acquisitions did not meet projected revenues for 2007. There can be no assurance that the acquisition strategy will be profitable in the near or long term or that the Company can integrate the acquisitions given the restrictions negotiated under the terms of the purchase agreements.

-     Changing Consumer Preferences. Consumer preferences change, sometimes quickly, and the success of the Company's food products depends on the
      Company's ability to identify the tastes and dietary habits of consumers and offer products that appeal to their preferences. The Company introduces new products and improved products, and incurs development and marketing costs associated with new products. If the Company's products fail to meet consumer preferences, then the Company's strategy to grow sales and profits with new products will be less successful.

-     Seasonality and Quarterly Results. The Company's grocery and club store accounts are expected to experience seasonal fluctuations to some extent with the corresponding impact upon quarterly results.

-     Competition. The Company's business is dominated by several very large competitors some of which are international competitors, who have significantly greater resources than the Company; such competitors can outspend the Company and negatively affect the Company's market share and results of operations.

-     Dependence on Common Carriers. The Company also is dependent on common carriers to distribute its products. Any disruption in its distribution system or increase in the costs thereof could have a material adverse impact on the Company's business.

-     Energy Supply and Pricing. Because the majority of the Company's operations are in California, its operating costs are affected by regional increases in electricity and natural gas prices. As a result, the
      Company's operating results have been affected by the increased cost of energy and in addition, natural disasters can impact the availability and pricing of energy.

-     Capacity. The plant in Salinas, California is currently operating below planned capacity for certain products, which increases unit costs of production at the plant. If sales of products produced at this plant do not increase or additional costs cannot be reduced, these products will remain below targeted profitability which will impact future earnings of the Company. Conversely, the plants in Seattle, WA and Eugene, OR are seeing increased costs in order to keep up with the demand for their products.

-     Seattle facility move. In 2008, the Company will be relocating its
      Seattle, Washington facility to a new facility in Kent, Washington. The new facility will be larger than the current facility and will take significant financial and human resources to make the transition. If the transition costs more than expected, the Company's financial statements could be impacted.

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

-     Marketing and Sales Risks. The future success of the Company will depend on a number of factors, including whether grocery and club store chains will continue to expand the number of their individual stores offering the
      Company's products and whether allowances and other incentives will expand retail distribution. Expansion into new markets increases the risk of significant product returns resulting from the Company's supply of slower selling items to its customers. In addition, grocery and club store chains continually re-evaluate the products carried in their stores and no assurances can be given that the chains currently offering the Company's products will continue to do so in the future, either in the same measure or at all. Should these channels choose to reduce or eliminate products, the Company could experience a significant reduction in its product sales.
      The Company remains dependent on the use of slotting allowances and other incentives to expand retail distribution.

-     Compliance with laws applicable to its business. The company's facilities and products are subject to many laws and regulations administered by the
      United States Department of Agriculture, the Federal Food and Drug
      Administration, and other federal, state, local, and foreign governmental agencies relating to the processing, packaging, storage, distribution, advertising, labeling, quality, and safety of food products. The company's failure to comply with applicable laws and regulations could subject it to administrative penalties and injunctive relief, civil remedies, including fines, injunctions and recalls of its products, and negative publicity.

-     Sarbanes Oxley Act: The Company is also subject to the rules and regulations of the Securities and Exchange Commission and recently passed laws regarding publicly traded companies including the Sarbanes Oxley Act of 2002. The Company is not an accelerated filer and therefore is not yet required to comply with Section 404 of this Act which requires publication of an annual report by management, attested by the Company's registered public accounting firm assessing the effectiveness of the Company's internal controls and procedures for financial reporting. The Company spent $236,000 on consultants' fees during 2007 plus a significant amount of internal resources documenting its internal controls in its efforts to become compliant with Sarbanes-Oxley Section 404. Because of this spending, the management of the Company is able to report that the
      Company's internal controls over financial reporting were effective as of
      December 31, 2007. The Company believes that it will need to spend resources each year to remain compliant with this Act and to prepare for its registered public accounting firm to give its attestation of management's report, currently required to be provided in connection wtth the filing of the Company's Annual Report on Form 10-K for the year ending
      December 31, 2009.

-     Deductible Worker's Compensation Program. The Company's California and
      Oregon locations entered into a partially self-insured worker's compensation program for fiscal year 2003 and have continued the program through 2007. This program features a fixed annual payment, with a deductible on a per occurrence basis. The annual expense consists of a base fee paid to an insurance company to administer the program, direct cash expenses to pay for injuries, an estimate for potential injuries that may have occurred but have not been reported, and an estimate by the insurance company of costs to close out each injury, and an estimate for injury development. The Company has been on this partially self-insured program for five years and has limited history of claim resolution available to support the Company's specific actuarial projections. The
      Company still has claims from 2003 that have not been closed. Therefore, the Company is using published industry actuarial data from an insurance carrier and reviewing each claim individually to determine the amount of reserves that should be established. Management believes that its current safety program and its good safety record will provide the foundation to enable the Company to realize the premium savings partially self-insured programs are designed to achieve; however, estimated reserves may vary from future cash outlays.

-     Fluctuations in revenues due to natural disasters or other causes. The
      Company may experience sales fluctuations for many reasons, including variations in the mix of products sold, competitive factors, price changes, supply changes, weather-related disruptions, and other natural disasters. The Company's main operating facility is located where earthquakes are common and the Company lacks a viable plan to continue producing if a major natural disaster were to damage its operating plant.
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

      In 2004, the Company purchased CIBO Naturals LLC which operates out of three separate leased facilities comprising 47,540 square feet in Seattle, WA part of which expires in May 2008. The facilities represent 20,300 square feet of manufacturing space, 4,900 office space and 22,340 of warehousing space. The
Company recently leased 93,306 of new space in Kent, Washington and will be consolidating these locations into one new location. The new lease begins March
1, 2008 and expires on February 28, 2018.

      The Company acquired a lease for the 19,000 square foot production facility and offices as part of its acquisition of Emerald Valley in Eugene,
Oregon. The lease expired December 31, 2007, with three five-year renewal options. The lease was renewed for an additional five years and now expires
December 31, 2012. As part of the Sonoma Cheese acquisition, the Company leases
5,800 square feet of office space and refrigerated storage to operate its delivery service. This lease expires in December 2015.

      Management feels that its facilities are adequate to support sales growth for at least 24 months.

ITEM 3.  LEGAL PROCEEDINGS

      The Company is involved in various claims arising in the ordinary course of business. While management currently believes that the chances these claims against the Company, individually or in aggregate, will have a material adverse impact on its financial position, results of operations or statement of cash flows is remote, these matters are subject to inherent uncertainties and management's view of these matters may change in the future. Were an unfavorable final outcome to occur, there exists the possibility of a material adverse impact on the Company's financial position, results of operations or statement of cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to vote of the security holders during the fourth quarter of 2007.

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

            Calendar year 2006:               High             Low
                                              -----           -----

               First quarter                  $4.40           $3.76

               Second quarter                  7.14            4.31

               Third quarter                   5.60            3.68

               Fourth quarter                  4.38            3.69

            Calendar year 2007:               High             Low
                                              -----           -----

               First quarter                  $4.56           $4.15

               Second quarter                  4.48            3.84

               Third quarter                   4.38            3.44

               Fourth quarter                  4.12            2.77

      As of February 1, 2008, there were approximately 200 stockholders of record of the Common Stock and approximately 3,000 investors with shares in street name.

Dividend Policy

      The Company has not paid any cash dividends to Common stockholders since
1997. The Company's line of credit currently prohibits the payment of dividends.
In addition, the Company intends to retain future earnings in its business and does not anticipate paying cash dividends on the outstanding Common stock in the near future.

Stock Repurchase Plan

      On December 10, 2007 the Company announced that its Board of Directors has authorized the Company to institute a stock repurchase program whereby up to
750,000 shares of its Common Stock may be repurchased. The duration of the repurchase program is open-ended. Under the program, the Company is able to purchase shares of common stock through open market transactions at prices deemed appropriate by management. The timing and amount of repurchase transactions under this program will depend on market conditions and corporate and regulatory considerations. The program may be discontinued at any time by the Board of Directors. In announcing the repurchase program, the Board of
Directors' expressed its continued confidence in the Company's near- and long-term financial and operating performance and its commitment to enhancing shareholder value. As of December 31, 2007, the Company has repurchased 215,000 shares of the Company's common stock.

                                                                  Total number of          Maximum
                                                                       shares             number of
                                                                   repurchased as      shares that may
                                      Total                       part of publicly          yet be
                                    number of        Average         announced           repurchased
                                      shares       price paid         plans or         under the plans
              Period               repurchased      per share         programs           or programs
-------------------------------    -----------     ----------     ----------------     ---------------
December 10 - December 31, 2007      215,000          $3.06            215,000              535,000

Equity Compensation Plan

      The information regarding stock plans approved by Shareholders and not approved by Shareholders required by this Item is incorporated by reference from
Notes 9 to the consolidated financial statements (Item 15) included in this document.

Comparison of Stockholder Return

      Set forth below is a line graph comparing the annual percentage change in the cumulative total return on the Company's Common Stock with the cumulative total return of the NASDAQ Global Market Index (U.S. Companies) and peer issuers for the period commencing on December 31, 2002 and ending on December 31, 2007.

Comparison of Cumulative Total Return from December 31, 2002 through December
31, 2007:

      Monterey Gourmet Foods, NASDAQ Global Index (U.S. Companies) and Peer
Issuers

                               Dec. 31,   Dec. 31,  Dec. 31,  Dec. 31,  Dec. 31,   Dec. 31,
                                 2002       2003      2004      2005      2006       2007
                               ------------------------------------------------------------
Monterey Gourmet Foods           100.0      99.5      90.4     107.5      116.8      84.9
NASDAQ Stock Market (U.S.)       100.0     149.5     162.7     166.2      182.6     198.0
Peer Issuers                     100.0     117.6     118.6     127.8      150.8     112.9

The index level for all series was set to $100.00 on 12/31/2002, and it was assumed that all dividends were reinvested. No dividends have been declared on the Company's Common Stock. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

ITEM 6.  SELECTED FINANCIAL DATA

      The following table sets forth consolidated financial data for the
Company. These data should be read in conjunction with the Consolidated
Financial Statements and related Notes included in Item 15.

                                                              Years Ended
                                 ---------------------------------------------------------------------
                                 2007(1)(2)    2006(1)(2)        2005            2004         2003
                                 ---------------------------------------------------------------------
                                           (dollar amounts in thousands except per share data)
Consolidated Statements of
   Operations Data:
Net revenues                     $   100,527   $    94,297    $    85,248    $    62,491   $    60,490
Gross profit                          27,519        27,439         23,232         16,468        18,569
SG&A                                  25,304        26,754         23,590         18,224        17,161
Operating income (loss)                2,107        (2,462)          (358)        (1,761)        1,408
Net income (loss)                      1,682        (3,112)          (537)        (1,344)        1,035

Basic net income per common
   share                         $      0.10  ($      0.19)  ($      0.04)  ($      0.09)  $      0.07
Diluted income per common share  $      0.10  ($      0.19)  ($      0.04)  ($      0.09)  $      0.07

Weighted average basic shares
   outstanding                    17,329,365    16,100,250     14,450,251     14,343,386    14,206,627
Weighted average diluted shares
   outstanding                    17,435,201    16,100,250     14,450,251     14,343,386    14,414,931

                                                              Years Ended
                                 ---------------------------------------------------------------------
                                      2007         2006           2005            2004         2003
                                 ---------------------------------------------------------------------
                                                      (dollar amounts in thousands)
Consolidated Statements of
   Income Data as Percent of
   Net Revenues
Net revenues                           100.0%        100.0%         100.0%         100.0%        100.0%
Gross profit                            27.4%         29.1%          27.3%          26.4%         30.7%
SG&A                                    25.2%         28.4%          27.7%          29.2%         28.4%
Operating income (loss)                  2.1%         (2.6)%         (0.4)%         (2.8)%         2.3%
Net income (loss)                        1.7%         (3.3)%         (0.6)%         (2.2)%         1.7%

Consolidated Balance Sheet Data:
Working capital                  $    15,416  $     11,496    $     5,019     $    7,753   $    16,704
Total assets                     $    60,506  $     62,468    $    62,205     $   46,873   $    44,204
Total debt and capital lease
   obligations                   $        79  $      1,147    $    13,654     $    2,459   $         3
Stockholders' equity             $    51,954  $     50,263    $    39,110     $   39,216   $    40,035

      (1) For 2007, includes a loss on impairment of Sonoma Foods assets of $58, and for 2006 includes a loss on impairment of Casual Gourmet intangible assets of $3,160.

      (2) For the year ended December 31, 2007 and 2006, includes stock-based compensation expense related to the adoption of SFAS No. 123(R).

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

      The Company's product distribution to grocery and club stores increased from approximately 25 stores as of December 1989, to over 10,200 stores by
December 31, 2007. During recent years the Company added retail and club distribution through internal growth and through the Frescala Foods, Nate's,
Isabella's Kitchen, Emerald Valley Kitchen, CIBO Naturals, Sonoma Foods, and
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

      In 2005 the Company launched new products such as Chicken Penne Gratin,
Chicken and Mozzarella Ravioli, and Pork and Chicken Tamales. Additionally the
Company was able to increase distribution by introducing whole wheat pastas which are high in dietary fiber, have a favorable glycemic index, and are made from whole grains. In 2005 the Company acquired two additional Companies. The
Company markets under the Casual Gourmet brand (acquired January 11, 2005)
flavorful low-fat, low-calorie chicken sausages, chicken burgers and soups, and under the Sonoma Cheese brand (acquired April 7, 2005) an outstanding line of refrigerated specialty cheese products that features its flagship line of Sonoma
Jack Cheeses. Sonoma Cheese has earned numerous awards over the years for its traditional and flavored jack cheeses. Monterey Gourmet Foods believes that the convenient gourmet food segment is growing rapidly as time-starved consumers seek high quality quick-meal solutions and the Company, with its staff of senior chefs and its flexible manufacturing facilities, is well positioned to bring new products to these consumers.

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

      In the fourth quarter of 2005, Casual Gourmet saw a significant reduction in its sales to its two largest customers, Costco and Sam's Club. The Company took many steps to restore the sales to these two major customers, including the introduction of such items as Anti-Biotic free ("ABF") all white meat chicken sausages, nitrite free chicken sausages, sausages made with organic chicken, flavored pork sausages, and other products that fit under the Casual Gourmet label. These new products initially sold well, but were mostly discontinued
after the summer grilling season. Therefore, due to the lost business during the third quarter of 2006, the Company tested for the potential impairment of goodwill as the loss of business was considered a triggering event under SFAS
142 and SFAS 144 as well as for amortized intangibles. As a result of the impairment test, the Company recorded a pre-tax, non-cash charge of $3.2 million in the third quarter of 2006 related to the impairment of intangible assets associated with the Casual Gourmet Foods acquisition on January 11, 2005.

      In 2007, the Company focused on process improvement, management discipline, cost reduction, and consolidated all the different acquisitions into one centralized company. The Company also hired outside culinary consultants to create new products, many of which were introduced during the fourth quarter of
2007. The Company is focusing on strategic growth, improving the synergies that are possible with one sales force for all brands, one marketing department, one finance department, one information systems department, one manager in charge of all the Company's plants, and one unified goal to improve the profitability of the Company. The Company also focuses on brand building with an emphasis on expanding its product offerings of organic or made with organic ingredients, since such products are especially desired by consumers in the current market place.

      The success of the Company's efforts to increase revenue will depend on several key factors: (1) whether grocery and club store chains will continue to increase the number of their stores offering the Company's products, (2) whether the Company can continue to increase the number of grocery and club store chains offering its products, (3) whether the Company can continue to introduce new products that meet consumer acceptance, (4) whether the Company, by diversifying into other complementary businesses through new product offerings or acquisitions can leverage its strengths and continue to grow revenues at levels attractive to its investors, (5) whether the various acquired brands perform as planned when purchased, and (6) whether the Company can maintain and increase the number of items it is selling to its two largest customers. Grocery and club store chains continually re-evaluate the products carried in their stores, and no assurances can be given that the chains currently offering the Company's product will continue to do so in the future.

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

Operations for 2007, 2006 and 2005

      Net revenues were as follows for the years 2005 through 2007 (in '000s):

                                                                    Years Ended
                                                     -------------------------------------------
                                                        2007            2006            2005
                                                     -------------------------------------------
Net Revenues                                         $  100,527      $   94,297      $   85,248
Percent change in net revenues from prior year                7%             11%             36%

      The 2007 increase of $6,230,000 over 2006 was due to an increase in sales of Monterey Pasta branded refrigerated pasta products which grew $8.1 million or
24 percent when comparing 2007 with 2006 due mainly to the sale of pastas made with organic ingredients, whole wheat pasta items, and new innovations coming from the culinary experts hired by the Company. Additional sources of the increase in net revenue were an increase in chicken sausage revenues which grew
$1.4 million or 31 percent when comparing 2007 with 2006. These increases were offset by a $2.5 million or 23% reduction in net sales of Sonoma Foods.
Excluding the decline in Sonoma cheese sales, revenues grew $8.7 million or 10%
for 2007 compared to 2006.

      The 2006 increase in sales of $9,049,000 over 2005 was due to the increased volume at our all natural brands of CIBO Naturals and Emerald Valley
Organics which increased 32% or $6.7 million over 2005, the introduction of fresh tamales which sold heavily in the fourth quarter of 2006, and increases from the core pasta business. Additionally, Sonoma Foods recorded twelve months of sales in 2006 compared to only nine months in 2005, an increase of $2.8 million, because Sonoma Foods was acquired in April 2005. The Casual Gourmet product lines recorded a revenue decline of $3.1 million when comparing the twelve months ended December 31, 2006 with the twelve months ended December 31,
2005.

      During 2007, 2006 and 2005 the Company's net revenues were reduced by
$109,000, $363,000, and $351,000, respectively, for costs associated with placement of product in new stores in various locations.

      Gross profit and gross margin were as follows for the years 2005 through
2007:

                                                                    Years Ended
                                                     -------------------------------------------
                                                        2007            2006            2005
                                                     -------------------------------------------
Gross profit                                         $   27,519      $   27,439      $   23,232
Gross margin percent                                       27.4%           29.1%           27.3%

      For 2007, the Company's gross profit dollars increased by $80,000. Gross margin percentage decreased by 1.7% due to a number of factors. The Company was required to change supplier for its Sonoma Cheese product which increased the cost of production and the cost of distribution of the Sonoma Cheese products.
In addition, increases in commodity prices such as dairy, eggs, flour, cheese, pine nuts, and olive oil increased the Company's cost of goods sold. In addition, total stock based compensation recorded in cost of goods sold for 2007 was $150,000 compared to $55,000 for 2006 primarily because of a onetime issuance of 20,000 unregistered shares of common stock valued at $77,000 to a culinary consultant for his work helping the Company develop new products.

      The gross profit dollars for 2006 increased $4,207,000 compared to 2005 due to increased sales volume. The improvement in gross margin percent for 2006 compared to the 2005 is a function of cost savings obtained by running more efficiently and an improvement in product mix. However, in the fourth quarter of
2006, the Company experienced high labor costs associated with overtime related to cyclical demand in tamales and certain sauces (see Seasonality of Revenues,
Item 1, page 8). Also in 2006, the Company experienced certain write-off costs associated with a failed frozen ravioli appetizer product. In addition, the
Company announced on September 29, 2006 a reduction in its salaried work force.
Part of the severances paid reduced the Company's gross margin. In 2006, the
Company consolidated its two Salinas, CA plants in an effort to improve margins.

      The Company charged $213,000, $629,000, and $499,000 to cost of sales for
2007, 2006, and 2005 respectively, for obsolete packaging and raw material inventory. The decrease in obsolete inventory reflects management's goal to reduce expenses during 2007.

      Selling, General and Administrative expenses ("SG&A") were as follows for the years 2005 through 2007:

                                                                    Years Ended
                                                     -------------------------------------------
                                                        2007            2006            2005
                                                     -------------------------------------------
SG&A Expense                                         $   25,304      $    26,754     $   23,590
SG&A Expense as a percent of net revenues                  25.2%            28.4%          27.7%

      SG&A costs for 2007 were $1,450,000 lower that SG&A costs for 2006 which is a 5% reduction in total SG&A dollars. SG&A as a percent of revenues decreased from 28.4% of net revenues to 25.2% of revenues when comparing 2007 with 2006 which represents an 11% reduction in the percentage.
The decrease in SG&A is related to the reduction in salaried work force announced in September 2006 of $480,000, a reduction in promotional activities of $852,000, a reduction in amortization expense due to the 2006 write-down of the Company's investment in Casual Gourmet Foods of $268,000, and a reduction in freight costs from management's initiative to reduce outbound freight of
$361,000. Freight costs would have been reduced even more, had it not been for the quick rise in fuel costs. These decreases are offset by the Company incurring legal fees of $661,000 during 2007 which is an increase of $401,000 over legal fees incurred in 2006. The increased legal fees mainly relate to the defense of several tradenames with the most spending on defending the Sonoma
Cheese tradename. In addition, the Company incurred $236,000 of costs with outside consultants to insure that its management could give attestation to its internal controls as required by regulatory agencies.

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

      Demonstration costs paid to outside vendors were 4.9%, 6.1%, and 6.8% of net revenues for the years, 2007, 2006, and 2005, respectively.

      Depreciation and amortization expense, included in cost of sales and
SG&A, was $2,948,000 or 2.9% of net revenues compared to $2,926,000 or 3.1%
of net revenues in 2006 and $3,033,000 or 3.6% of net revenues in 2005. The percentage decrease from 2006 to 2007 is related to the increase in net revenues. The decrease from 2005 to 2006 relates to the impairment of intangible assets of Casual Gourmet Foods and some fixed assets becoming fully depreciated during the year. See "Liquidity, Capital Resources and Business Acquisitions",
page 19.

      During 2007, the Sonoma Foods brand recorded a decline in net revenues of
23%. Due to the lost business during 2007, the Company tested for potential impairment as the loss of business was considered a triggering event under SFAS
142 and SFAS 144. As a result of the impairment test, the Company recorded a pre-tax, non-cash impairment charge of $58,000 in the fourth quarter of 2007 related to the impairment of the Sonoma Foods tradename.

      Due to the lost business for Casual Gourmet during the third quarter of
2006, the Company tested for the potential impairment of goodwill as the loss of business was considered a triggering event under SFAS 142 and SFAS 144. As a result of the impairment test, the Company recorded a pre-tax, non-cash charge of $3.2 million in the third quarter of 2006 related to the impairment of intangible assets associated with the Casual Gourmet Foods acquisition on
January 11, 2005.

      Net interest income for 2007 was $163,000 compared to net interest expense for 2006 which was $355,000 and net interest expense for 2005 of $628,000. The net interest income for 2007 is attributable to the Company's excess cash which generated interest income for the Company. The excess cash came from the
Company's operating activities and the raising of additional capital through a private placement in 2006. The interest expense in 2006 and 2005 is attributable to the bank loans needed for the CIBO Naturals, Casual Gourmet Foods and Sonoma
Foods acquisitions and the subordinated debt remaining on the CIBO Naturals balance sheet.

      Income tax benefit (expense) for 2007, 2006, and 2005 was ($600,000),
($295,000), and $431,000, respectively. The 2007 income tax expense reflects a tax rate of 48% and a reduction of $625,000 in the valuation allowance for deferred tax assets. The Company's return to profitability in 2007 plus projections of profitability for 2008 through 2010 allowed the Company to reduce the valuation allowance. The 2006 income tax expense is mainly impacted by the
$1.2 million increase in the valuation allowance for deferred tax assets as the
Company had recorded consecutive years of losses. The 2005 income tax benefit of
$431,000 represented 45% of pretax loss. The Company's deferred tax assets are comprised primarily of net operating losses that can offset future taxable income. Management has established an $847,000 valuation allowance at December
31, 2007 against future deferred tax assets based on its assessment of the sources of future taxable income and the likelihood of realization of such deferred tax assets.

      Additionally, the Company realized additional tax benefits as a result of the exercise of non-qualified stock options and the exercise and subsequent sale of certain incentive stock options or disqualifying dispositions in 2006. For financial reporting purposes, when a deduction exceeds the deferred tax assets, the resulting reduction in actual income tax obligations as a result of these disqualifying dispositions is credited to additional paid in capital. See
Liquidity, Capital Resources, and Business Acquisitions immediately below and
Note 10 to the consolidated financial statements in Item 15.

Liquidity, Capital Resources, and Business Acquisitions

      During the twelve months ended December 31, 2007, $4,246,000 of cash was provided by the Company's operating activities compared to $6,980,000 for cash being provided by the Company's operating activities in 2006 and $1,104,000 of cash being used in the Company's operations in 2005. The cash provided by operations during 2007 reflects the Company's net income from operations (a)
with the following items, not representing cash flows, added back: depreciation, amortization, deferred income taxes, loss on the disposition of fixed assets, impairment of intangible assets, and stock-based compensation totaling
$6,097,000 in generated cash, (b) with the following items also added back: the provisions for allowances for bad debts, returns, adjustments, spoils, and inventory of $5,083,000, and (c) offset by the net increase in working capital due to timing differences of terms offered by the Company to its customers and the terms offered to the Company by its suppliers, which working capital changes reduced the Company cash balances by $6,934,000.

      Funds used for the repurchase of common stock totaled $657,000 for the year ended December 31, 2007. 215,000 shares were repurchased at an average price of $3.06. The Company expects to continue to purchase common stock under its share repurchase plan.

      The Company finances its operations and growth primarily with cash flows generated from operations. The Company has a $5 million working capital line of credit which was unused as of December 31, 2007, and a letter of credit in the amount of $800,000 which is issued in favor of an insurance company to support a self-funded worker's compensation program. The interest rate on the credit line will be calculated at the bank's prime lending rate or LIBOR plus 2.00%
whichever the Company chooses. The maturity date of the line of credit is June
30, 2008 and the covenants have been adjusted to accommodate any borrowing.

      Some product lines such as specialty cheeses require more working capital than other products. Cheese requires a certain amount of time to age before it can be sold. Other products, such as the gourmet sausages, are produced when orders are received and then shipped directly to customers. The Company had
$15,416,000 of working capital as of December 31, 2007 compared to $11,496,000 in working capital as of December 31, 2006, an increase of $3,920,000 or 34%.
The Company believes that its existing credit facilities, along with cash flows from operations, are sufficient to meet its cash needs for normal operations including all anticipated capital expenditures for the calendar year 2008.

      In addition to operating cash flows, the Company also received cash proceeds of $66,000, $926,000, and $153,000 from the exercise of employee stock options and sales of stock under the Company's Employee Stock Purchase Plan during 2007, 2006, and 2005, respectively.

      Effective January 1, 2006, the Company adopted SFAS 123R. See note 9 to the Financial Statements (Item 15) which is incorporated here by reference.

      Cash balance at the end of 2007 was $5,541,000 compared with $4,281,000 in
2006. Purchases of equipment in 2007 were $1,345,000 with the majority of capital spending going towards upgrading the production plants. In addition, in
2007, the Company paid down debt of $1,068,000 and repurchased 215,000 shares of the Company's stock under the Board of Directors approved stock repurchase program at a total price of $657,000.

      Cash balance at the end of 2006 was 4,281,000 and $330,000 in 2005. The
cash from operations in 2006 and proceeds from a private equity placement were used to pay down liabilities of $12,524,000 and for capital spending of
$3,010,000 going towards upgrading the plants in Eugene, Oregon, Salinas,
California, and Seattle, Washington.

      In January 2006, as part of the final purchase of CIBO Naturals, LLC,
300,000 shares of the Company's common stock were issued to the previous owners of CIBO Naturals with a computed value of $1,186,000. The Company now owns 100%
of CIBO Naturals, LLC.

      Management believes that cash on hand at December 31, 2007 and projected
2008 cash flows from operations will be sufficient to fund working capital needs, expected Company growth, and anticipated capital expenditures during
2008.

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

      The following table summarizes the Company's estimated annual obligations under existing contracts.

                                                       Payments due by period
                           ---------------------------------------------------------------------------
 Contractual Obligations                    Less than                                       More than
    (in Thousands)             Total         1 year        1 - 3 years     3 - 5 years       5 years
                           ------------    ------------    ------------    ------------    -----------
Long-term debt             $         44    $         27    $         17    $          -    $         -

Capital lease obligations            35              23              12               -              -

Operating leases                 12,124           1,441           3,187           3,050          4,446
                           ---------------------------------------------------------------------------
Total                      $     12,203    $      1,491    $      3,216    $      3,050    $     4,446
                           ===========================================================================

      The Company has commitments for leased manufacturing, warehouse and office space that range from one year to ten years. See discussion in Item 2
"Properties".

      The Company has an $800,000 standby letter of credit in favor of an insurance company for the Company's self-funded workers compensation program which will expire on January 2, 2009.

Stock Repurchase Program

      The Company commenced a public repurchase program of its common stock in
December 2007. During the month of December 2007, the Company purchased a total of 215,000 shares of common stock at an average price of $3.06. The Company utilized $657,000 in cash to purchase these common shares. The Company may choose to continue purchases of its common stock in the future.

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

      For its initial acquisition, Monterey paid $6.0 million in cash plus acquisition costs of $159,000. The initial purchase accounting reflects the transaction as if Monterey purchased 100% of Casual. No liability was established at that time for the remaining payments to Casual's shareholders because the liability is not quantifiable. On November 3, 2006, the Company completed the agreement to amend the Purchase Agreement dated January 11, 2005, pursuant to which the Company agreed to acquire all of the outstanding shares of
Casual. The Amendment accelerated the Company's purchase of the remaining 30% of
Casual's outstanding shares and established a revised purchase price of $23,000.
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
Standards ("SFAS") 109, "Accounting for Income Taxes" which requires an asset and liability approach. This approach results in the recognition of deferred tax assets (future tax benefits) and liabilities for the expected future tax consequences of temporary timing differences between the book carrying amounts and the tax basis of assets and liabilities. Future tax benefits are subject to a valuation allowance to the extent of the likelihood that the deferred tax assets may not be realized. The Company's deferred tax assets include significant amounts of net operating losses ("NOLs"). During 2006, the valuation allowance was increased based on the management's judgment that it is not more-likely-than-not that all of the deferred tax assets can be realized partly due to the intangible asset impairment of Casual Gourmet Foods which affected the Company's assessment of the realization of our NOLs. In 2007 the Company again assessed its valuation allowance based on its evaluation of the sources of future taxable income and the likelihood of realization of such deferred tax assets and partially reduced the valuation allowance because of the Company's
2007 income position and projected future taxable income. The amount of the valuation allowance is significantly dependant on management's assumptions regarding future taxable income and the availability of these NOLs to offset future taxable income. The effect on the Company's net income is significant whenever the estimate changes. For business combinations, the Company must record deferred taxes and liabilities relating to the book versus tax basis differences of acquired assets and liabilities. Generally, such business combinations result in deferred tax liabilities as the book values are reflected at fair value whereas the tax basis is carried over from the acquired company.
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

      Inventory Valuation

      Inventories are stated at the lower of cost (using the first-in, first-out method) or market and consist principally of component ingredients to the
Company's refrigerated pasta and sauces, finished goods, and packaging materials. Many of the ingredients used in the Company's products have a short shelf life and if not used in a certain amount of time may spoil. Management estimates that the raw material will be used in a timely manner; however, management has established certain reserves for the potential of inventory obsolescence, especially for slow moving inventory. As of December 31, 2007, the
Company reduced the carrying value of its inventory by $153,000. This write-down was made to cover certain refrigerated raw material inventory that is nearing its shelf-life, and certain packaging labels for products that may be rotated out of the Club Store accounts, and products that have already been rotated out of the Club Store accounts that may or may not be rotated back into the Club
Store accounts. The allowance is established based on management's estimate of alternative usage or salvage value of obsolete inventory. Management believes its estimates for spoiled and obsolete inventory is adequate given the current volume of business to its current customers.

      Workers Compensation Reserve

      The Company's California and Oregon locations entered into a partially self-insured worker's compensation program for fiscal year 2003 and have continued the program through December 31, 2007. This program features a fixed annual payment, with a deductible on a per occurrence basis. The annual expense consists of a base fee paid to an insurance company to administer the program, direct cash expenses to pay for injuries, an estimate for potential injuries that may have occurred but have not been reported, an estimate by the insurance company of costs to close out each injury and an estimate for injury development. The Company has been on this partially self-insured program for just over five years and therefore has limited history of claim resolution available to support the Company's projected liabilities. Therefore the Company is using published industry actuarial data from an insurance carrier and reviewing each claim individually to determine the amount of reserves that should be established. Starting with calendar year 2008, the Company has switched to a guaranteed fixed cost for worker's compensation insurance because the premiums for the guaranteed fixed costs insurance are now competitively priced and eliminate the risk of a partially self-insured program.

      Revenue Recognition

      The Company recognizes revenues through sales of its products primarily to grocery and club store chains. Revenues are recognized once there is evidence of an arrangement (such as a customer purchase order), product has been shipped or delivered to the customer depending on the customer's sales order and invoice documentation, the price and terms are fixed, and collectibility is reasonably assured. Accordingly, sales are recorded when goods are shipped or delivered, at which time title and risk of loss have passed to the customer, consistent with the freight terms for most customers. For new customers, all revenue is recognized based on FOB shipping point. Potential returns, adjustments and spoilage allowances are considered as a reduction in revenues and are provided for in accounts receivable allowances and accruals. The Company also uses co-packers to process some of its purchase orders. The Company records the revenues from these sales on a gross basis as we have inventory risk and are the primary obligors. The Company records its shipping cost for product delivered to customers in selling, general, and administrative expense. Any amounts charged to customers for freight and deliveries are included in revenues. Certain incentives granted to customers such as promotions, trade ads, slotting fees, terms discounts, and coupons are recorded as offsets to revenues.

      Valuation of Goodwill/Indefinite-lived Intangible Assets

      Under SFAS 142, "Goodwill and Other Intangible Assets" goodwill and intangible assets with indefinite useful lives are to be tested for impairment at least annually. The primary identifiable intangible assets of the Company's reporting unit with indefinite lives are trademarks, tradenames and goodwill acquired in business acquisitions. As of December 31, 2007, the net book value of tradename and trademarks and other identifiable indefinite-lived intangible assets was $1.8 million.

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

      Identifiable indefinite-lived intangible assets are not subject to amortization and are assessed for impairment at least as often as annually and as triggering events may occur. The impairment test for identifiable intangible assets not subject to amortization consists of a comparison of the fair value of the intangible asset with its carrying amount. If the carrying amount exceeds the fair value, then a second step of assessment is performed to measure the impairment loss, if any. To determine fair value, the Company relies on a number of factors to discount anticipated future cash flows including operating results, business plans and present value techniques. Rates used to discount cash flows are dependent upon interest rates and the cost of capital at the relevant point in time. There are inherent uncertainties related to these factors and management's judgment in applying them to the analysis of intangible asset impairment. It is possible that assumptions underlying the impairment analysis will change in such a manner that impairment in value may occur in the future.

      Goodwill is not amortized but is subject to periodic assessments of impairment. At December 31, 2007, the Company had $13.2 million of goodwill on its books. Goodwill is assessed for impairment at least as often as annually and as triggering events may occur. The Company performs its annual review in the fourth quarter of each year. Recoverability of goodwill is evaluated using a comparison of the fair value of a reporting unit with its carrying value.

      Given the Company's internal reorganization in which the Company operates under one reporting unit, management primarily relies on the Company's market capitalization to determine fair value of its reporting unit. In making this assessment, management relies on a number of factors to discount anticipated future cash flows including operating results, business plans and present value techniques. Rates used to discount cash flows are dependent upon interest rates and the cost of capital at the relevant point in time. There are inherent uncertainties related to these factors and management's judgment in applying them to the analysis of goodwill impairment. It is possible that assumptions underlying the impairment analysis will change in such a manner that impairment may occur in the future.

      Valuation of Plant and Equipment and finite-lived Intangible Assets

      In accordance with Statement of Financial Accounting Standards (SFAS) No.
144, Accounting for the Impairment or Disposal of Long-lived Assets ("SFAS
144"), management reviews finite-lived long-lived assets, primarily consisting of plant and equipment and amortized intangible assets such as acquired recipes, customer lists and non-compete agreements, whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Intangible assets with finite useful lives continue to be amortized over their respective estimated useful lives. The estimated useful life of an identifiable intangible asset is based upon a number of factors, including the effects of demand, competition, and future cash flows. For these assets, if the total expected future undiscounted cash flows from the asset group are less than the carrying amount of the asset group, an impairment loss is recognized for the difference between the fair value and the carrying value of the asset group. The impairment tests require management to estimate the undiscounted cash flows and fair value of the asset groups. As of December 31, 2007, the net book value of finite-lived intangible assets was $4.6 million.

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

      Impairment of finite-lived and indefinite-lived Intangible Assets

      In the fourth quarter of 2007, it was determined that the intangible tradename assets of Sonoma Foods were impaired as their discounted cash flows were insufficient to recover the carrying value. Accordingly, the impairment charge was measured in accordance with SFAS 142 as the excess of the carrying value over the fair value of the respective assets.

      The fair value of the Sonoma Foods intangible assets was estimated primarily using a discounted cash flow model based on the Company's internal plans related to the future cash flows of Sonoma Foods' primary assets. The evaluation used a discount rate of 14.0% and future cash flows over the life of the related intangible asset. Upon completion of the impairment test, the
Company recorded an impairment loss of $58,000 related to tradenames which was reflected in impairment of intangible assets on the Company's statement of operations. The decline in the fair value of Sonoma Foods was principally due to reductions in sales to its customers.

      In the third quarter of 2006, it was determined that the identifiable intangible assets of Casual Gourmet Foods (including customer relationships, recipes and processes, non-competition agreements, and tradename) were impaired as their undiscounted cash flows were insufficient to recover the carrying value. Accordingly, the impairment charge was measured in accordance with SFAS
144 as the excess of the carrying value over the fair value of the respective assets.

      The Company's impairment evaluations of both goodwill and other intangible assets included reasonable and supportable assumptions and projections and were based on estimates of projected future cash flows. Casual Gourmet Foods experienced lower than anticipated sales during the third quarter of 2006, due to a significant reduction in sales to its two largest customers. These estimates assume that Casual will be able to maintain its current, but reduced distribution. These estimates of future cash flows are based upon the Company's experience, historical trends, estimates of future profitability and economic conditions. Future estimates of profitability and economic conditions require estimating such factors as sales growth, employment rates and the overall economics of the retail food industry for five to ten years in the future, and are therefore subject to variability, are difficult to predict and in certain cases, beyond the Company's control. The assumptions utilized by management were consistent with those developed in conjunction with the Company's long-range planning process. If the assumptions and projections underlying these evaluations are not achieved, or should the Company ultimately adopt and pursue different long-range plans, the amount of the impairment could be adversely affected. Accordingly, there can be no assurance that there will not be additional impairment charges in the future based on future events and that the additional charges would not have a materially adverse impact on the Company's financial position or results of operations.

      The fair value of Casual Gourmet Foods for purposes of the intangible assets impairment test was estimated primarily using a discounted cash flow model based on the Company's internal plans related to the future cash flows of
Casual Gourmet Foods' primary assets. The evaluation used a discount rate of
18.0% and future cash flows over the life of the related intangible asset.

      Upon completion of step two of the impairment test, the Company recorded an impairment loss of $3.2 million related to customer relationships, non-competition agreements, tradenames, and recipes and processes, which was reflected in impairment of intangible assets on the Company's statement of operations. The decline in the fair value of Casual Gourmet Foods was principally due to reductions in sales to its two largest customers. As a result of this impairment charge to the intangible assets, when testing goodwill impairment for the reporting unit under SFAS 142, the fair value of the reporting unit exceeded the carrying value. Accordingly Step 1 of the goodwill impairment test passed and there was no goodwill impairment.

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
123R, using the modified prospective transition method. Under the modified prospective method, (i) compensation expense for share-based awards granted prior to January 1, 2006 are recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS
No. 123 and (ii) compensation expense for all share-based awards granted subsequent to December 31, 2005 are based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. Results for periods prior to
January 1, 2006 have not been restated. As a result of adopting SFAS No. 123R, the Company recorded a pre-tax expense of $523,000 and $516,000 for stock-based compensation for the years ended December 31, 2007 and December 31, 2006 respectively.

      The determination of fair value of share-based payment awards to employees and directors on the date of grant using the Black-Scholes model is affected by the Company's stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Prior to 2006, the
Company estimated expected terms based on historical Company data and compared to a peer group of public companies. For new grants after December 31, 2005 through June 30, 2007, management estimated expected term using the simplified method provided in SAB 107. Starting July 1, 2007, management estimated the expected term using the last eleven years of history and computed the expected term based on the weighted average term of options that were exercised and expired and the expected weighted average term of options outstanding.
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

      The total compensation cost related to nonvested awards not yet recognized totaled $411,000 as of December 31, 2007 with a weighted average period over which it is expected to be recognized of one year.

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
Management makes estimates of fair value based upon assumptions believed to be reasonable. These estimates are based on historical experience and information obtained from the management of the acquired companies and these estimates are inherently uncertain. Critical estimates in valuing certain of the intangible assets include but are not limited to: future expected cash flows from product sales, customer lists, recipes and processes, the acquired company's brand awareness and market position, as well as assumptions about growth rates, gross margins, market penetration, and discount rates. Unanticipated events and circumstances may occur which may affect the accuracy or validity of such assumptions, estimates or actual results.

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

Recently Issued Accounting Standards

      In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (An Amendment of Account Research Bulletin
("ARB 51")). SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. In addition, this statement establishes a single method of accounting for changes in a parent's ownership interest in a subsidiary that do not result in a deconsolidation and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS 160 becomes effective for fiscal periods beginning after December 15, 2008. The company is currently assessing the impact of SFAS 160.

      In December 2007, the FASB issued SFAS No. 141(R), Business Combinations
("SFAS 141R"). This standard retains the fundamental acquisition method of accounting established in Statement 141; however among other things, FAS 141R requires recognition of assets and liabilities of noncontrolling interests acquired, fair value measurement of consideration and contingent consideration, expense recognition for transaction costs and certain integration costs, recognition of the fair value of contingencies and the adjustments to income tax expense for the changes in an acquirer's existing valuation allowances or uncertain tax positions that result from the business combination. The standard is effective for annual reporting periods beginning after December 15, 2008 and shall be applied prospectively. The Company is currently assessing the impact of
SFAS 141R.

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

      In December 2006, the FASB issued FASB Staff Position EITF 00-19-2,
Accounting for Registration Payment Arrangements ("FSP 00-19-2") which addresses accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB
Statement No. 5, Accounting for Contingencies. ESP 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of EITF 00-19-2, this guidance is effective for financial statement issued for fiscal years beginning after
December 15, 2006 and interim period within those fiscal years. This pronouncement had no impact on the Company's consolidated 2007 financial statements.

      In September 2006, the FASB issued SFAS 157 Fair Value Measurements, which provides enhanced guidance for using fair value to measure assets and liabilities and also expands information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other accounting standards require or permit assets and liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. On November 14, 2007, the FASB agreed to partially defer the effective date of the standard for certain nonfinancial assets and liabilities. The Company is currently assessing the impact of SFAS 157.

      In September 2006, the Securities and Exchange Commission (SEC) issued SAB
No. 108, Materiality. The interpretations in SAB 108 are being issued to address diversity in practice in quantifying financial statement misstatements and the potential under current practice for the buildup of improper amounts on the balance sheet. SAB 108 is effective for the first interim period of the first fiscal year ending after November 15, 2006. The Company's adoption of the provisions of SAB 108 did not impact its financial condition or results of operations.

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
Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted the provisions of FIN 48 effective January 1,
2007. See discussion at Note 10.

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

      The Company uses many different commodities such as wheat, corn, pork, poultry, and energy. Commodities are subject to price volatility caused by commodity market fluctuations, supply and demand, currency fluctuations, and changes in governmental agricultural programs. Commodity price increases will result in increases in raw material costs and operating costs. The Company may not be able to increase its product prices to offset these increased costs; and
increasing prices may result in reduced sales volume and profitability.

      In the ordinary course of its business the Company enters into commitments to purchase raw materials over a period of time, generally six months to one year, at contracted prices. At December 31, 2007 these future commitments were not at prices in excess of current market, or in quantities in excess of normal requirements. The Company does not utilize derivative contracts either to hedge existing risks or for speculative purposes.

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

   Currency Risk

      During 2007, the Company did not sell any product for payment in currency other than US dollars.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The financial statements and supplementary data of the Company required by this item are set forth at the pages indicated at Item 15(a) and are incorporated here by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURE

      None

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

      As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (together the
"Certifying Officers"), of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007, the end of the period covered by this report. Based upon that evaluation, the Certifying
Officers concluded that our disclosure controls and procedures were effective as of December 31, 2007 to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our Certifying Officers, as appropriate, to allow for timely decisions regarding required disclosure.

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

Management's report on internal control over financial reporting

The following report is provided by management in respect of Monterey Gourmet
Foods' internal control over financial reporting (as defined in Rules 13a-15(f)
and 15d-15(f) under the Securities Exchange Act of 1934):

      1.    Monterey Gourmet Foods' management is responsible for establishing and maintaining adequate internal control over financial reporting.

      2.    Monterey Gourmet Foods management has used the Committee of
            Sponsoring Organizations of the Treadway Commission (COSO) framework to evaluate the effectiveness of internal control over financial reporting. Management believes that the COSO framework is a suitable framework for its evaluation of financial reporting because it is free from bias, permits reasonably consistent qualitative and quantitative measurements of Monterey Gourmet Foods' internal control over financial reporting, is sufficiently complete so that those relevant factors that would alter a conclusion about the effectiveness of Monterey Gourmet Foods' internal control over financial reporting are not omitted and is relevant to an evaluation of internal control over financial reporting.

      3.    Management has assessed the effectiveness of Monterey Gourmet Foods'
            internal control over financial reporting as of December 31, 2007 and has concluded that such internal control over financial reporting was effective. There were no material weaknesses in internal control over financial reporting identified by management.

      4.    This annual report does not include an attestation report of the
            Company's registered public accounting firm regarding internal controls over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange
            Commission that permit the Company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

      There have been no changes in our internal control over financial reporting during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

      None

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

      The information required by this item relating to the Company's directors and nominees and disclosure relating to compliance with Section 16(a) of the
Securities Exchange Act of 1934 is included under the captions "Election of
Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of
1934" in the Company's Proxy Statement for the 2008 Annual Meeting of
Stockholders and is incorporated herein by reference.

      The information required by this item relating to the Company's Executive
Officers under the caption "Executive Officers" in the Company's 2008 Proxy
Statement is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

      The information under the captions "Executive Compensation," "Compensation of Directors," and "Report of Compensation Committee on Executive Compensation,"
in the Company's 2008 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
         RELATED STOCKHOLDER MATTERS

      The information under the captions "Security Ownership of Certain
Beneficial Owners and Management" and "Equity Compensation Plan Information" in
the Company's 2008 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
         INDEPENDENCE

      The Company's policy is to forbid all related party transactions; hence there is no separate policy to govern Board of Directors review or approval of such matters. During the year ended December 31, 2007, there were no related party transactions.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

      The Audit Committee of the Board of Directors of Monterey Gourmet Foods
has selected BDO Seidman, LLP as independent registered public accounting firm to audit the consolidated financial statements of Monterey Gourmet Foods for the calendar year ending December 31, 2007. BDO Seidman, LLP has acted in such capacity since its appointment in fiscal year 1997. The following table sets forth the aggregate fees billed to Monterey Gourmet Foods for the years ended
December 31, 2007 and December 31, 2006 by BDO Seidman, LLP:

                                                          2007          2006
                                                       ----------    ----------
      Audit Fees (1)................................   $  335,000    $  337,000

      Audit-Related Fees (2)........................   $   26,000    $   30,000

      Tax Fees (3)..................................   $   56,000    $   56,000

      All Other Fees ...............................   $        0    $        0

      (1)    Audit Fees consist of fees billed for professional services rendered for the audit of the Company's consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by
      BDO Seidman, LLP in connection with statutory and regulatory filings or engagements. Fiscal 2006 fees have been revised from the original 2006 filing to include additional fees billed in 2007 in relation to the 2006 audit.

      (2)    Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company's consolidated financial statements and are not reported under "Audit Fees." These services generally include fees for due diligence related to business acquisitions and equity awards, consulting fees related to the implementation of FIN 48 and 404 consulting fees.

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

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) - (2) Consolidated Financial Statements of Monterey Gourmet Foods:

                                                                                   Page Number(s)
                                                                                   --------------
Report of Independent Registered Public Accounting Firm                                  32
Consolidated Balance Sheets: Year-End 2007 and 2006                                      33
Consolidated Statements of Operations: Years Ended 2007, 2006 and 2005                   34
Consolidated Statements of Stockholders' Equity: Years Ended 2007, 2006 and 2005         35
Consolidated Statements of Cash Flows: Years Ended 2007, 2006 and 2005                   36
Summary of Significant Accounting Policies                                               37-43
Notes to Consolidated Financial Statements                                               37-61
Schedule II - Valuation and Qualifying Accounts                                          62

      All other schedules have been omitted since the required information is contained in the Consolidated Financial Statements or because such schedules are not required.

(a)(3) Exhibits: See Index to Exhibits on page 63. The Exhibits listed in the accompanying Index of Exhibits are filed or incorporated by reference as part of this report. Exhibit Nos. 10.1, 10.2, and 10.7, are management contracts or compensatory plans or arrangements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Monterey Gourmet Foods, Inc.

We have audited the accompanying consolidated balance sheets of Monterey Gourmet
Foods, Inc. as of December 31, 2007 and December 31, 2006 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2007. We have also audited the schedule listed in the accompanying index at Item 15(a). These consolidated financial statements and the schedule are the responsibility of the
Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Monterey Gourmet
Foods, Inc. at December 31, 2007 and December 31, 2006, and the results of its operations and its cash flows for each of the three years in the period ended
December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.

As discussed in Note 9 to the Consolidated Financial Statements, effective
January 1, 2006 the Company adopted the provisions of Statement of Financial
Accounting No. 123 (Revised 2004), Share-Based Payment.

BDO Seidman, LLP
San Francisco, California
March 12, 2008

                          MONTEREY GOURMET FOODS, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                                 December 31, 2007   December 31, 2006
                                                                 -----------------   -----------------
ASSETS
Current assets:
   Cash and cash equivalents                                     $           5,541   $           4,281
   Accounts receivable less allowances of $981 and $722                      8,587               9,958
   Inventories                                                               7,865               7,574
   Deferred tax assets-current                                                 703                 793
   Prepaid expenses and other                                                1,084                 807
                                                                 -----------------   -----------------

      Total current assets                                                  23,780              23,413

   Property and equipment, net                                              14,280              15,303
   Deferred tax assets-long term                                             2,646               3,315
   Deposits and other                                                          243                 174
   Intangible assets, net                                                    6,346               7,052
   Goodwill                                                                 13,211              13,211
                                                                 -----------------   -----------------

      Total assets                                               $          60,506   $          62,468
                                                                 =================   =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                              $           6,160   $           7,835
   Accrued payroll and related benefits                                      1,192               1,487
   Accrued and other current liabilities                                       962               1,577
   Current portion of notes, loans, and capital leases payable                  50               1,018
                                                                 -----------------   -----------------

      Total current liabilities                                              8,364              11,917

Notes, loans, and capital leases payable, less current portion                  29                 129

Minority interest                                                              159                 159

Stockholders' equity:
   Preferred stock, $.001 par value,
   1,000,000 shares authorized, none outstanding                                 -                   -
   Common stock, $.001 par value,
      50,000,000 shares authorized, 17,356,976 and 17,307,647
      issued and 17,141,976 and 17,307,647 outstanding                          17                  17
   Additional paid-in capital                                               60,462              59,796
   Treasury stock 215,000 and 0 shares, respectively, at cost                 (657)                  -
   Accumulated deficit                                                      (7,868)             (9,550)
                                                                 -----------------   -----------------
   Total stockholders' equity                                               51,954              50,263
                                                                 -----------------   -----------------

      Total liabilities and stockholders' equity                 $          60,506   $          62,468
                                                                 =================   =================

    See accompanying summary of significant accounting policies and notes to consolidated financial statements.

                          MONTEREY GOURMET FOODS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (in thousands, except share and per share amounts)

                                                                          Years Ended
                                                          --------------------------------------------
                                                              2007            2006            2005
                                                          ------------    ------------    ------------
Net revenues                                              $    100,527     $    94,297     $    85,248

Cost of sales                                                   73,008          66,858          62,016
                                                          ------------    ------------    ------------

Gross profit                                                    27,519          27,439          23,232

Selling, general and administrative expenses                    25,304          26,754          23,590

Impairment of intangible assets                                     58           3,160               -

Gain (loss) on disposition of assets                               (50)             13               -
                                                          ------------    ------------    ------------
Operating income (loss)                                          2,107          (2,462)           (358)

Other income, net                                                   12               -              18
Interest income (expense), net                                     163            (355)           (628)
                                                          ------------    ------------    ------------

Income (loss) before provision for income taxes                  2,282          (2,817)           (968)

Income tax benefit (provision)                                    (600)           (295)            431
                                                          ------------    ------------    ------------

   Net income (loss)                                      $      1,682     $    (3,112)    $      (537)
                                                          ============    ============    ============

Basic income (loss) per common share                      $       0.10    ($      0.19)   ($      0.04)

Diluted income (loss) per common share                    $       0.10    ($      0.19)   ($      0.04)

Weighted average basic shares outstanding                   17,329,365      16,100,250      14,450,251
Weighted average diluted shares outstanding                 17,435,201      16,100,250      14,450,251

    See accompanying summary of significant accounting policies and notes to consolidated financial statements.

                          MONTEREY GOURMET FOODS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    FOR THE YEARS ENDED 2005, 2006, and 2007
                      (in thousands, except share amounts)

                                Common Stock
                            --------------------     Additional     Treasury   Accumulated
                              Shares      Amount  Paid-in Capital     Stock      Deficit       Total
                            ----------   -------  ---------------   --------   -----------   ---------
Balance, end of 2004        14,392,574   $    14  $        45,103   $      -   $    (5,901)  $  39,216

Issuance of common stock
under Employee Stock
Purchase Plan                    8,198         -               25          -             -          25

Exercise of stock options
for cash                        51,116         -              128          -             -         128

Stock-based compensation             -         -               80          -             -          80

Issuances of stock as part
of an acquisition               62,150         -              198          -             -         198

Net loss for the year                -         -                -          -          (537)       (537)
                            ----------   -------  ---------------   --------   -----------   ---------

Balance, end of 2005        14,514,038   $    14  $        45,534   $      -   $    (6,438)  $  39,110

Issuance of common stock
under Employee Stock
Purchase Plan                   10,900         -               32          -             -          32

Exercise of stock options
for cash                       308,709         -              894          -             -         894

Issuance of stock as part
of an acquisition              300,000         -            1,186          -             -       1,186

Stock issued as part of
PIPE Financing               2,174,000         3           11,632          -             -      11,635

Tax benefit of
disqualifying dispositions           -         -                2          -             -           2

Stock-based compensation             -         -              516          -             -         516

Net loss for the year                -         -                -          -        (3,112)     (3,112)
                            ----------   -------  ---------------   --------   -----------   ---------
Balance, end of 2006        17,307,647   $    17  $        59,796   $      -   $    (9,550)  $  50,263

Issuance of common stock
under Employee Stock
Purchase Plan                    8,579         -               26          -             -          26

Exercise of stock options
for cash                        20,750         -               40          -             -          40

Stock issued to consultant      20,000         -               77          -             -          77

Purchase of treasury stock    (215,000)        -                        (657)            -        (657)

Stock-based compensation             -         -              523          -             -         523

Net income for the year              -         -                -          -         1,682       1,682
                            ----------   -------  ---------------   --------   -----------   ---------

Balance, end of 2007        17,141,976   $    17  $        60,462   $   (657)  $    (7,868)  $  51,954
                            ==========   =======  ===============   ========   ===========   =========

    See accompanying summary of significant accounting policies and notes to consolidated financial statements.

                          MONTEREY GOURMET FOODS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (in thousands, except share amounts)

                                                                                Years Ended
                                                                      --------------------------------
                                                                        2007        2006        2005
                                                                      --------    --------    --------
Cash flows from operating activities:
Net income (loss)                                                     $  1,682    $ (3,112)   $   (537)
Adjustments to reconcile net  loss to net cash provided by (used in)
   operating activities net of acquisition:
      Deferred income taxes                                                759         282        (379)
      Depreciation and amortization                                      2,948       2,926       3,033
      Impairment of intangibles                                             58       3,160           -
      Provisions for allowances for bad debts, returns,
         adjustments and spoils                                          4,870       4,876       4,792
      Provisions for inventory allowances                                  213         629         499
      Stock-based compensation                                             600         516          80
      (Gain) Loss on disposition of assets                                  50         (13)          -
      Changes in assets and liabilities:
         Accounts receivable                                            (3,499)     (5,492)     (6,554)
         Inventories                                                      (504)     (1,254)     (2,473)
         Prepaid expenses and other                                       (346)         33         205
         Accounts payable                                               (1,675)      3,664         972
         Accrued and other current liabilities                            (910)        765        (742)
                                                                      --------    --------    --------
Net cash provided by (used in) operating activities                      4,246       6,980      (1,104)
                                                                      --------    --------    --------

Cash flows from investing activities:
      Purchase of property and equipment                                (1,345)     (3,010)     (1,071)
      Proceeds from sale of fixed assets                                    18          13           -
      Acquisition of business net of cash and minority interest              -         (69)     (9,062)
                                                                      --------    --------    --------
Net cash used in investing activities                                   (1,327)     (3,066)    (10,133)
                                                                      --------    --------    --------

Cash flows from financing activities:
      Proceeds from bank borrowing                                           -           -       7,500
      Bank overdraft                                                         -      (1,507)      1,507
      Line of credit                                                         -      (3,000)      3,000
      Repayment of debt                                                 (1,036)     (7,992)     (1,143)
      Tax benefit of disqualifying dispositions                              -           2           -
      Repayment of capital lease obligations                               (32)        (27)        (19)
      Purchase of treasury stock                                          (657)          -           -
      Proceeds from issuance of common stock                                66      12,561         153
                                                                      --------    --------    --------
Net cash (used in) provided by financing activities                     (1,659)         37      10,998
                                                                      --------    --------    --------

Net increase (decrease) in cash and cash equivalents                     1,260       3,951        (239)

Cash and cash equivalents, beginning of period                           4,281         330         569
                                                                      --------    --------    --------
Cash and cash equivalents, end of period                              $  5,541    $  4,281    $    330
                                                                      ========    ========    ========

Cash payments:
      Interest                                                        $     58    $    501    $    634
      Income taxes                                                          39           6           7

Non-cash investing and financing activities:
      Capital lease obligations                                       $      -    $     19    $     86
      Issuance of stock for acquisition of business                          -       1,186         198

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

      The Company reported losses for the years 2005 and 2006 and returned to profitability during 2007. Nevertheless as of December 31, 2007 the company had an accumulated deficit of $7,868,000. For 2007, the Company generated $4.2 million in cash from operating activities and has $15.4 million in working capital. Management believes that the Company's current cash balances and future operating projections will provide adequate liquidity to meet the Company's planned capital and operating requirements for normal operations and capital expenditures through the 2008 calendar year. See Note 7 for a description of the
Company's credit facility.

      Accounting Periods

      The Company operates and reports results on a calendar year. The calendar year ended on December 31, 2007.

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
however, management has established certain reserves for the potential of inventory obsolescence, especially for slow moving inventory. As of December 31,
2007 and December 31, 2006, the Company reduced the carrying value of its inventory by $153,000 and $273,000 respectively. This write-down was made to cover certain refrigerated raw material inventory that is nearing its shelf-life, certain packaging labels for products that may be rotated out of the
Club Store accounts and for products that have already been rotated out of the
Club Store accounts that may or may not be rotated back into the Club Store accounts. The allowance is established based on management's estimate of alternative usage or salvage value of obsolete inventory. Management believes its estimates for spoiled and obsolete inventory are adequate given the current volume of business to current customers.

      Advertising Costs

      The Company expenses advertising costs as incurred or when the related campaign commences. The Company spent $88,000, $107,000, and $253,000 on advertising during, 2007, 2006, and 2005, respectively.

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
         Vehicles                                            5 to 7 years

      Long-lived assets, including plant and equipment, are assessed for possible impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable, or whenever management has committed to a plan to dispose of the assets. Assets to be held and used, affected by such an impairment loss, are depreciated or amortized at their new carrying amount over the remaining estimated life; assets to be sold or otherwise disposed of are not subject to further depreciation or amortization.

      Valuation of Goodwill/Indefinite-lived Intangible Assets

      Under SFAS 142, "Goodwill and Other Intangible Assets" goodwill and intangible assets with indefinite useful lives are to be tested for impairment at least annually. The primary identifiable intangible assets of the Company's reporting unit with indefinite lives are trademarks, tradenames and goodwill acquired in business acquisitions. As of December 31, 2007, the net book value of trademarks and other identifiable indefinite-lived intangible assets was $1.8 million.

      The Company defines a reporting unit as a unit one level below its operating segment. A reporting unit exists if the component constitutes a business for which discrete financial information is available and senior managers regularly review the operating results of the component. As of December
31, 2007 the Company determined that it had one reporting unit based on the
Company's internal reorganization which integrated the Company's brands to a more functional reporting structure. Prior to the fourth quarter of 2006, the
Company had four reporting units as its acquirees' operations were not integrated.

      Identifiable indefinite-lived intangible assets are not subject to amortization and are assessed for impairment at least as often as annually and as triggering events may occur. The impairment test for identifiable intangible assets not subject to amortization consists of a comparison of the fair value of the intangible asset with its carrying amount. If the carrying amount exceeds the fair value, then a second step of assessment is performed to measure the impairment loss, if any. To determine fair value, the Company relies on a number of factors to discount anticipated future cash flows including operating results, business plans and present value techniques. Rates used to discount cash flows are dependent upon interest rates and the cost of capital at the relevant point in time. There are inherent uncertainties related to these factors and management's judgment in applying them to the analysis of intangible asset impairment. It is possible that assumptions underlying the impairment analysis will change in such a manner that impairment in value may occur in the future.

      Goodwill is not amortized but is subject to periodic assessments of impairment. At December 31, 2007, the Company had $13.2 million of goodwill on its books. Goodwill is assessed for impairment at least as often as annually and as triggering events may occur. The Company performs its annual review in the fourth quarter of each year. Recoverability of goodwill is evaluated using a comparison of the fair value of a reporting unit with its carrying value.

      Given the Company's internal reorganization in which the Company operates under one reporting unit, management primarily relies on the Company's market capitalization to determine fair value of its reporting unit. In making this assessment, management relies on a number of factors to discount anticipated future cash flows including operating results, business plans and present value techniques. Rates used to discount cash flows are dependent upon interest rates and the cost of capital at the relevant point in time. There are inherent uncertainties related to these factors and management's judgment in applying them to the analysis of goodwill impairment. It is possible that assumptions underlying the impairment analysis will change in such a manner that impairment may occur in the future.

      Valuation of Plant and Equipment and finite-lived Intangible Assets

      In accordance with Statement of Financial Accounting Standards (SFAS) No.
144, Accounting for the Impairment or Disposal of Long-lived Assets ("SFAS
144"), management reviews finite-lived long-lived assets, primarily consisting of plant and equipment and amortized intangible assets such as acquired recipes, customer lists and non-compete agreements, whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Intangible assets with finite useful lives continue to be amortized over their respective estimated useful lives. The estimated useful life of an identifiable intangible asset is based upon a number of factors, including the effects of demand, competition, and future cash flows. For these assets, if the total expected future undiscounted cash flows from the asset group are less than the carrying amount of the asset group, an impairment loss is recognized for the difference between the fair value and the carrying value of the asset group. The impairment tests require management to estimate the undiscounted cash flows and fair value of the asset groups. As of December 31, 2007, the net book value of finite-lived intangible assets was $4.6 million.

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

      Impairment of finite-lived and indefinite-lived Intangible Assets

      In the fourth quarter of 2007, it was determined that the intangible tradename assets of Sonoma Foods were impaired as their discounted cash flows were insufficient to recover the carrying value. Accordingly, the impairment charge was measured in accordance with SFAS 142 as the excess of the carrying value over the fair value of the respective assets.

      The fair value of Sonoma Foods for purposes of the intangible assets impairment test was estimated primarily using a discounted cash flow model based on the Company's internal plans related to the future cash flows of Sonoma
Foods' primary assets. The evaluation used a discount rate of 14.0% and future cash flows over the life of the related intangible asset. Upon completion of the impairment test, the Company recorded an impairment loss of $58,000 related to tradenames which was reflected in impairment of intangible assets on the
Company's statement of operations. The decline in the fair value of Sonoma
Foods' tradename was principally due to reductions in sales to its customers.

      In the third quarter of 2006, it was determined that the identifiable intangible assets of Casual Gourmet Foods (including customer relationships, recipes and processes, non-competition agreements, and tradename) were impaired as their undiscounted cash flows were insufficient to recover the carrying value. Accordingly, the impairment charge was measured in accordance with SFAS
144 as the excess of the carrying value over the fair value of the respective assets.

      The Company's impairment evaluations included reasonable and supportable assumptions and projections and were based on estimates of projected future cash flows. Casual Gourmet Foods experienced lower than anticipated sales during the third quarter of 2006, due to a significant reduction in sales to its two largest customers. These estimates assumed that Casual would be able to maintain its then current, but reduced distribution. These estimates of future cash flows are based upon the Company's experience, historical trends, estimates of future profitability and economic conditions. Future estimates of profitability and economic conditions require estimating such factors as sales growth, employment rates and the overall economics of the retail food industry for five to ten years in the future, and are therefore subject to variability, are difficult to predict and in certain cases, beyond the Company's control. The assumptions utilized by management were consistent with those developed in conjunction with the Company's long-range planning process. If the assumptions and projections underlying these evaluations are not achieved, or should the Company ultimately adopt and pursue different long-range plans, the amount of the impairment could be adversely affected. Accordingly, there can be no assurance that there will not be additional impairment charges in the future based on future events and that the additional charges would not have a materially adverse impact of the
Company's financial position or results of operations.

      The fair value of Casual Gourmet Foods for purposes of the intangible assets impairment test was estimated primarily using a discounted cash flow model based on the Company's internal plans related to the future cash flows of
Casual Gourmet Foods' primary assets. The evaluation used a discount rate of
18.0% and future cash flows over the life of the related intangible asset.

      Upon completion of step two of the impairment test, the Company recorded an impairment loss of $3.2 million related to customer relationships, non-competition agreements, tradenames, and recipes and processes, which was reflected in impairment of intangible assets on the Company's statement of operations. The decline in the fair value of Casual Gourmet Foods was principally due to reductions in sales to its two largest customers. As a result of this impairment charge to the intangible assets, when testing goodwill impairment for the reporting unit under SFAS 142, the fair value of the reporting unit exceeded the carrying value. Accordingly Step 1 of the goodwill impairment test passed and there was no goodwill impairment.

      Income Taxes and Deferred Tax Asset Valuation Allowance

      The Company accounts for corporate income taxes in accordance with SFAS
109, "Accounting for Income Taxes" which requires an asset and liability approach. This approach results in the recognition of deferred tax assets
(future tax benefits) and liabilities for the expected future tax consequences of temporary timing differences between the book carrying amounts and the tax basis of assets and liabilities. Future tax benefits are subject to a valuation allowance to the extent of the likelihood that the deferred tax assets may not be realized. The Company's deferred tax assets include significant amounts of net operating losses ("NOLs"). During 2007, the valuation allowance was decreased, but not eliminated based on management's judgment that it is not more-likely-than-not that all of its deferred tax assets could be realized due to the Company's assessment of the realization of our NOLs. The amount of the valuation allowance is significantly dependant on management's assumptions regarding future taxable income and the availability of these NOLs to offset future taxable income. The effect on the Company's net income is significant whenever the estimate changes. The Company has a valuation allowance against deferred tax assets of $847,000 as of December 31, 2007.

      Revenue Recognition

      The Company recognizes revenues through sales of its products primarily to grocery and club store chains. Revenues are recognized once there is evidence of an arrangement (such as a customer purchase order), product has been shipped or delivered to the customer depending on the customer's sales order and invoice documentation, the price and terms are fixed, and collectibility is reasonably assured. Accordingly, sales are recorded when goods are shipped or delivered, at which time title and risk of loss have passed to the customer, consistent with the freight terms for most customers. For new customers, all revenue is recognized based on FOB shipping point. Potential returns, adjustments and spoilage allowances are considered as a reduction in revenues and are provided for in accounts receivable allowances and accruals. The Company also uses co-packers to process some of its purchase orders. The Company records the revenues from these sales on a gross basis as we have inventory risk and are the primary obligors.

      The Company records shipping cost for product delivered to customers in selling general and administrative expense. These costs were approximately
$5,403,000, $5,764,000, and $ 4,361,000 for 2007, 2006, and 2005 respectively.
Any amounts charged to customers for freight and deliveries are included in revenues and approximate the amount recorded in SG&A. Certain incentives granted to customers such as promotions, trade ads, slotting fees, terms discounts, and coupons are recorded as offsets to revenues.

      Workers Compensation Reserve

      The Company's California and Oregon locations entered into a partially self-insured worker's compensation program for fiscal year 2003 and have continued the program through 2007. This program features a fixed annual payment, with a deductible on a per occurrence basis. The annual expense consists of a base fee paid to an insurance company to administer the program, direct cash expenses to pay for injuries, an estimate for potential injuries that may have occurred but have not been reported, an estimate by the insurance company of costs to close out each injury and an estimate for injury development. The Company has been on this partially self-insured program for five years and therefore has limited history of claim resolution available to support the Company's projected liabilities. Therefore the Company is using published industry actuarial data from an insurance carrier and reviewing each claim individually to determine the amount of reserves that should be established. Management believes that its current safety program and its safety record will provide the foundation to enable the Company to realize the premium savings partially self-insured programs are designed to achieve; however, estimated reserves may vary from future cash outlays. The remaining locations are on a fixed premium insurance contract that covers all costs including claims. Starting with calendar year 2008, the Company has switched to a guaranteed fixed cost for workers compensation insurance.

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

      The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January
1, 2006, the first day of the Company's fiscal year 2006. Consolidated financial statements as of December 31, 2007 and December 31, 2006 reflect the impact of
SFAS 123(R). In accordance with the modified prospective transition method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). There was no stock-based compensation expense related to employee or director stock options recognized during 2005. During 2007 and 2006, the Company recognized $523,000 and $516,000, respectively in stock-based compensation expense. Since the Company adopted SFAS
123(R) the Company has valued options as low as $1.29 for each option and as high as $4.02.

      Stock options issued prior to November 1, 2005 vested over a two year period while stock options issued after November 1, 2005 vest over a three year period. In addition, the Company has significantly reduced the number of employees who previously would have been eligible to receive stock options.

      Segment and Enterprise-Wide Reporting

      The Company discloses segment enterprise-wide information in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related
Information." Based upon definitions contained within SFAS No. 131, management has determined that the Company operates in one segment. In addition, virtually all revenues are in the United States, and all of the long-lived assets are located within the United States.

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

      Pursuant to its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The Company has no liabilities recorded for these agreements as of December 31, 2007.

      The Company enters into indemnification provisions under (i) its agreements with other companies both in extraordinary transactions (such as acquisitions of a material amount of assets or other investment in other companies) and in its ordinary course of business, typically with business partners, contractors and customers, and its sublandlord and (ii) its agreements with investors. Under these provisions the Company has agreed to generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company's activities or, in some cases, as a result of the indemnified party's activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by the Company with regard to intellectual property and other rights. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. To date, the Company has not incurred any costs as there have been no lawsuits or claims related to these indemnification agreements. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2007.

      New Accounting Pronouncements

      In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (An Amendment of Account Research Bulletin
("ARB 51")). SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. In addition, this statement establishes a single method of accounting for changes in a parent's ownership interest in a subsidiary that do not result in a deconsolidation and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS 160 becomes effective for fiscal periods beginning after December 15, 2008. The company is currently assessing the impact of SFAS 160.

      In December 2007, the FASB issued SFAS No. 141(R), Business Combinations
("SFAS 141R"). This standard retains the fundamental acquisition method of accounting established in Statement 141; however among other things, FAS 141R requires recognition of assets and liabilities of noncontrolling interests acquired, fair value measurement of consideration and contingent consideration, expense recognition for transaction costs and certain integration costs, recognition of the fair value of contingencies and the adjustments to income tax expense for the changes in an acquirer's existing valuation allowances or uncertain tax positions that result from the business combination. The standard is effective for annual reporting periods beginning after December 15, 2008 and shall be applied prospectively. The Company is currently assessing the impact of
SFAS 141R.

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

      In December 2006, the FASB issued FASB Staff Position EITF 00-19-2,
Accounting for Registration Payment Arrangements ("FSP 00-19-2") which addresses accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB
Statement No. 5, Accounting for Contingencies. ESP 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of EITF 00-19-2, this guidance is effective for financial statement issued for fiscal years beginning after
December 15, 2006 and interim period within those fiscal years. This pronouncement had no impact on the Company's consolidated 2007 financial statements.

      In September 2006, the FASB issued SFAS 157 Fair Value Measurements, which provides enhanced guidance for using fair value to measure assets and liabilities and also expands information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other accounting standards require or permit assets and liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. On November 14, 2007, the FASB agreed to partially defer the effective date of the standard for certain nonfinancial assets and liabilities. The Company is currently assessing the impact of SFAS 157.

      In September 2006, the Securities and Exchange Commission (SEC) issued SAB
No. 108, Materiality. The interpretations in SAB 108 are being issued to address diversity in practice in quantifying financial statement misstatements and the potential under current practice for the buildup of improper amounts on the balance sheet. SAB 108 is effective for the first interim period of the first fiscal year ending after November 15, 2006. The Company's adoption of the provisions of SAB 108 did not impact its financial condition or results of operations.

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
Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted the provisions of FIN 48 effective January 1,
2007. See discussion at Note 10.

      Earnings per Share

      Basic earnings per share are based on the weighted average number of common shares outstanding during the calendar period. Diluted earnings per share are based on the weighted average number of common shares outstanding plus, where applicable, the additional common shares that would have been outstanding as a result of the conversion of dilutive options and warrants.

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

      For its initial acquisition, the Company paid $6.0 million in cash plus acquisition costs of $159,000. The Company purchased the remaining 40% of Casual
Gourmet Foods, Inc. in 2006. The details of the 40% purchase are described in the 2006 activities above.

      Casual markets a wide range of refrigerated branded specialty items, including chicken sausages, chicken burgers, and gourmet soups. Their products are sold in club stores and retail food stores. Some of their most popular sausage items include red bell pepper with basil, and spinach with Asiago cheese.

      As part of the acquisition, Monterey Gourmet Foods determined the components that represent the intangible assets and goodwill purchased as part of the initial purchase price. Under the purchase method of accounting, the total purchase price is allocated to Casual's tangible and intangible assets based upon their estimated fair value as of the date of completion of the acquisition. Based upon the purchase price, the purchase price allocation is as follows (in thousands of dollars):

Cash paid directly to owners of Casual                                    $     6,000
Acquisition costs incurred                                                        159
                                                                          -----------
   Total cost of acquisition                                                    6,159
                                                                          -----------

Liabilities assumed:
   Accounts payable                                                               325
   Income taxes payable                                                           159
   Other accrued liabilities                                                      504
   Long-term notes payable                                                        266
   Deferred tax liability created at time of acquisition                        1,069

Tangible assets acquired:
   Cash on hand                                                                  (524)
   Accounts receivable, net                                                      (524)
   Income tax refund recievable                                                  (264)
   Inventory                                                                     (315)
   Prepaid expenses and other                                                     (30)
   Fixed assets                                                                  (183)
Computed interest on non-interest bearing notes                                     8

Intangible assets acquired:
   Customer Relations                                                          (2,500)
   Non Compete                                                                   (800)
   Trademarks                                                                    (840)
   Recipes                                                                       (400)

                                                                          -----------
Goodwill acquired in transaction                                          $     2,110
                                                                          ===========

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

Current values of intangible assets (in thousands)

   Customer Relations                                                     $        67
   Non Compete                                                                    128
   Trademarks                                                                     440
   Recipes                                                                         38
   Goodwill                                                                     2,135
                                                                          -----------
Total                                                                     $     2,808
                                                                          ===========

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

      For its initial acquisition of 80% of Sonoma's outstanding shares, the
Company paid $3.3 million in cash and issued 62,150 shares of the Company's common stock valued at $198,000 plus acquisition costs of $129,000. Purchase of the remaining shares will be at a price derived from a predetermined calculation based upon a percentage of earnings before taxes, interest, bonuses, depreciation and amortization during the interim periods. Initially, Sonoma operated as an independent operating unit, however, effective September 2006, all operations including sales, marketing, logistics, warehousing, product development, and all overhead departments, have been fully integrated into
Monterey Gourmet Foods' consolidated operations. The Company controls a majority of the Board of Directors and will be entitled to all future profits and is at risk for all future losses, if any.

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

Cash paid directly to Sonoma for debt payment                             $     3,000
Cash paid directly to owners of Sonoma                                            300
Value of 61,250 shares of Monterey Gourmet Foods
   common stock issued to owners of Sonoma                                        198
Acquisition costs incurred                                                        129
                                                                          -----------
   Total cost of acquisition                                                    3,627
                                                                          -----------

Accounts payable assumed                                                          577
Notes, loans, and capital leases payable                                          287
Minority interest                                                                 159
Cash acquired at time of acquisition                                                -
Inventory valuation adjustment to market                                           (8)
Tangible assets acquired:
   Accounts receivable less allowances                                           (580)
   Inventories                                                                   (330)
   Deferred tax assets-current                                                     (1)
   Prepaid expenses and other                                                      (2)
   Property and equipment                                                        (529)
   Deposits and other                                                            (104)
Intangible assets assumed:
   Non-compete agreements                                                         (56)
   Customers                                                                     (762)
   Tradenames                                                                    (574)
                                                                          -----------
Goodwill acquired in transaction                                          $     1,704
                                                                          ===========

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

   3. Concentration of Credit Risk

      Financial instruments, which potentially subject the Company to concentration of credit risk, include cash, cash equivalents, and accounts receivable. The Company maintains its cash accounts in Comerica Bank in Fresno,
California. The bank cash balances are insured by the Federal Deposit Insurance
Corporation up to $100,000. In addition, as of December 31, 2007, approximately
57% of the Company's accounts receivables are concentrated with two major customers (See Note 11).

   4. Inventories

      Inventories consisted of the following:

                                                                     2007               2006
                                                              -----------------    --------------
                                                                        (in thousands)

Production - Ingredients                                       $          3,266    $        3,178
Production - Finished goods                                               3,561             3,174
Paper goods and packaging materials                                       1,115             1,382
Operating supplies                                                           76               113
                                                              -----------------    --------------
                                                                          8,018             7,847

Allowances for spoils and obsolescence                                     (153)             (273)
                                                              -----------------    --------------
                                                              $           7,865    $        7,574
                                                              =================    ==============

   5. Property and Equipment

      Property and equipment consisted of the following:

                                                                      2007            2006
                                                                  ------------    ------------
                                                                          (in thousands)

Leasehold improvements                                            $      6,141    $      5,508
Machinery and equipment                                                 22,699          21,215
Computers, office furniture and equipment                                1,420           1,393
Vehicles                                                                   420             454
                                                                  ------------    ------------
                                                                        30,680          28,570

Less accumulated depreciation and amortization                         (16,692)        (14,754)
                                                                  ------------    ------------
                                                                        13,988          13,816
Construction in progress                                                   292           1,487
                                                                  ------------    ------------
                                                                  $     14,280    $     15,303
                                                                  ============    ============

      Construction in progress at December 31, 2007 includes deposits for equipment on order or yet to be installed or in the process of being installed.
The Company believes it will cost approximately $390,000 to complete projects that have already been started.

      Depreciation expense for 2007, 2006, and 2005 was $2,300,000, $2,052,000, and $2,075,000 respectively.

   6. Goodwill and Other Intangible Assets

      Goodwill and other intangible assets consisted of (in thousands of dollars):

                                   Gross goodwill and
                                    intangible assets
                            --------------------------------                      Net
                            Year-end    2006     Impairments                  Accumulated   Carrying
                              2005    Additions      2006      Year-end 2006  Amortization   Amount
                            --------  ---------  -----------   --------------------------------------
Trademarks and tradenames   $    220  $       -  $         -   $         220  $        220  $       -
Customer lists                 8,002          -       (2,020)          5,982         2,031      3,951
Other intangibles              1,982          -         (740)          1,242           845        397
                            --------  ---------  -----------   --------------------------------------
   Total amortized
      intangible assets       10,204          -       (2,760)          7,444         3,096      4,348

Intangible assets with
   indefinite lives            3,104          -         (400)          2,704             -      2,704
                            --------  ---------  -----------   --------------------------------------

   Total intangible assets    13,308          -       (3,160)         10,148         3,096      7,052

Goodwill                      11,956      1,255            -          13,211             -     13,211
                            --------  ---------  -----------   --------------------------------------

   Total goodwill and
      intangible assets     $ 25,264  $   1,255  $    (3,160)  $      23,359  $      3,096  $  20,263
                            ========  =========  ===========   ======================================

                                   Gross goodwill and
                                    intangible assets
                            --------------------------------                       Net
                            Year-end     2007    Impairments                   Accumulated  Carrying
                              2006    Additions     2007       Year-end 2007  Amortization   Amount
                            --------  ---------  -----------   --------------------------------------
Trademarks and tradenames   $    220  $       -  $         -   $         220  $        220  $       -
Customer lists                 5,982          -            -           5,982         2,546      3,436
Other intangibles              2,112          -            -           2,112           978      1,134
                            --------  ---------  -----------   --------------------------------------
   Total amortized
      intangible assets        8,314          -            -           8,314         3,744      4,570

Intangible assets with
   indefinite lives            1,834          -          (58)          1,776             -      1,776
                            --------  ---------  -----------   --------------------------------------

   Total intangible assets    10,148          -          (58)         10,090         3,744      6,346

Goodwill                      13,211          -            -          13,211             -     13,211
                            --------  ---------  -----------   --------------------------------------

   Total goodwill and
      intangible assets     $ 23,359  $       -  $       (58)  $      23,301  $      3,744  $  19,557
                            ========  =========  ===========   ======================================

      Amortization expense was $648,000, $876,000, and $958,000 for 2007, 2006 and 2005 respectively.

      As part of the Company's ongoing review of the useful lives of its intangible assets, the Company determined during the quarter ended June 30, 2007 that a change was warranted in the useful life of its recipes acquired as part of the Company's purchase of CIBO Naturals LLC in 2004. Prior to June 30, 2007,
the CIBO recipes had been considered to have an indefinite life and not been subject to amortization. Based on recent interactions with customers, however, the Company began amortizing the recipes over a ten year useful life which is comparable to the useful lives of the CIBO customer lists. As a result, the
Company recorded amortization on the CIBO recipes of $50,800 for the year ended
December 31, 2007.

      As a result of a reduction in sales with the Sonoma Foods brand during
2007, the Company determined that indicators of impairment existed for Sonoma
Foods intangible assets. Accordingly, in accordance with Statement of Financial
Accounting Standard ("SFAS") No. 142, "Goodwill and Other Intangible Assets" and
SFAS No. 144 "Accounting for the Impairment of Disposal of Long-Lived Assets,"
the Company applied impairment tests. As a result of this testing and in accordance with SFAS No. 142, the Company recorded a pre-tax, non-cash charge of
$58,000 in the fourth quarter of 2007 related to the impairment of intangible assets associated with the acquisition of Sonoma Foods in April 2005, which is reflected in the table above.

      As a result of a significant reduction in sales with the Casual Gourmet
Foods brand during the third quarter of 2006 the Company determined that indicators of impairment existed for the Casual Gourmet Foods intangible assets and potentially the reporting unit as a whole. Accordingly, in accordance with
Statement of Financial Accounting Standard ("SFAS") No. 142, "Goodwill and Other
Intangible Assets" and SFAS No. 144 "Accounting for the Impairment of Disposal
of Long-Lived Assets," the Company applied impairment tests to its intangible assets, including goodwill. As a result of this testing and in accordance with
SFAS No. 142, the Company recorded a pre-tax, non-cash charge of $3.2 million in the third quarter of 2006 related to the impairment of intangible assets associated with the acquisition of Casual Gourmet Foods in January 2005, which is reflected in the table above.

      The Company performed annual impairment testing as required by SFAS 142 during the fourth quarter of 2007 to determine if any additional writedowns were necessary, with no impairment adjustments needed except as noted above.

      Following is table of estimated amortization expense for the next five years:

                                          Estimated Amortization
                           Year                   Expense
                           ----           ----------------------
                                              (In thousands)

                           2008                  $   680
                           2009                      678
                           2010                      665
                           2011                      643
                           2012                      563
            2013 and thereafter                    1,341
                                                 -------
                          Total                  $ 4,570
                                                 =======

   7. Notes, Loans, and Capitalized Leases Payable

      Notes, loans and capital leases payable consist of (in thousands):

                                                                                     2007       2006
                                                                                   --------    -------

Subordinated note payable to OBIC Inc.; assumed from CIBO Naturals stock purchase  $      -    $   944
   Monthly principal payments of $8,000 starting April 1, 2006
   Matures in July 2007
Notes assumed from Casual Gourmet stock purchase                                         15         92
   Interest rate at 0.0%; payable in monthly payments of $725
   Maturing September 2009
Note payable assumed from Sonoma Foods stock purchase                                    29         44
   Payable in monthly payments of $3,857 including interest of 15.88% and 17.6%
   Matures in June 2009
Capital leases payable                                                                   35         67
                                                                                   --------    -------

Total notes, loans, and capital leases payable                                      $    79    $ 1,147

Less current portion of notes, loans, and capital leases payable                        (50)    (1,018)
                                                                                   --------    -------

Notes, loans, and capital leases payable, less current portion                     $     29    $   129
                                                                                   ========    =======

      The weighted average interest rate on notes payable with outstanding balances at December 31, 2007 was 14%.

      Credit Facility

      The Company has a $5.0 million working capital line of credit which was not utilized as of December 31, 2007 and a letter of credit in the amount of
$800,000 which is issued in favor of an insurance company to support a self-funded worker's compensation program. No additional loans are available to the Company without bank approval. The working capital commitment in place at
December 31, 2007 expires June 30, 2008. The interest rate on this entire credit line will be calculated at the bank's prime lending rate or LIBOR plus 2.00%, which ever the Company chooses.

      The terms of the Credit Facility prohibit the payment of cash dividends
(except with written approval) on the Company's capital stock and restrict payments for, among other things, repurchasing shares of Company's capital stock. Other terms of the Credit Facility limit the Company with respect to, among other things, (i) incurring additional indebtedness, (ii) adversely changing the capital structure, and (iii) acquiring assets other than in the normal course of business, and (iv) meeting certain financial covenants. The
Company's assets are held as collateral for the working capital line of credit.
The Company began with the bank's approval a program to repurchase its own stock which was a violation of the Company's debt covenants with the bank. As of
December 31, 2007, excluding the waiver from the bank, the Company was not in violation of any bank covenant.

      Effective January 1, 2008, the Company initiated an $800,000 Letter of
Credit in favor of Sentry Insurance as required collateral for a deductible worker's compensation program. The new letter of credit expires January 2, 2009.

      Future principal payments due under notes, loans, and capital leases payable are as follows (in thousands):

                         Year                      Principal Amount
                    --------------                 ----------------
                         2008                      $             50

                         2009                                    29
                                                   ----------------
                                                   $             79
                                                   ================

      Employment Contracts

      On September 5, 2006, the Board of Directors of the Company appointed Eric
Eddings as President and Chief Executive Officer of Monterey Gourmet Foods. As
part of the employment contract with Mr. Eddings which was signed on September
15, 2006, the Company will pay Mr. Eddings a base salary of $285,000 per year.
Mr. Eddings is eligible for an annual cash bonus based on performance and achieving certain goals. In addition, Mr. Eddings received an incentive stock option to purchase 150,000 shares of the Company's common stock, to be vested and exercisable in installments of 50,000 shares on each of the first, second, and third anniversaries of his employment agreement. As part of the agreement, if Mr. Eddings is terminated by the Board of Directors without cause, Mr.
Eddings will be eligible for severance compensation equal to twelve months of his then applicable base annual salary.

      In addition, the management team of Sonoma Foods has employment contracts that extend through April 2009.

      Capitalized Leases

      The Company leases certain equipment under capitalized leases, including office equipment, and a forklift, with a liability of $35,000 and $67,000 in
2007 and 2006, respectively.

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

                   Year                            Lease Amount
                   ----                            ------------
                   2008                            $      1,441
                   2009                                   1,581
                   2010                                   1,606
                   2011                                   1,633
                   2012                                   1,417
                   2013 and Thereafter                    4,446
                                                   ------------
                                                   $     12,124
                                                   ============

      Gross rent expense under the leases for 2007, 2006, and 2005 was
$1,515,000, $1,338,000, and $1,286,000 respectively. The Company's three production facilities are leased. The Company leases approximately 130,000 square feet at two locations in Salinas, California. The current production facilities/headquarters lease expires in October 2014. The lease for the distribution center and storage facilities expires in May 2012.

      The Company acquired a lease for the 19,000 square foot production facility and offices in Eugene, Oregon, as part of its acquisition of Emerald
Valley. The lease expires December 31, 2012, with two five-year renewal options.
In 2004, in connection with its CIBO Naturals acquisition, the Company assumed an operating lease of 47,500 square feet in Seattle, Washington under a lease which expires in May 2008. The Company has recently signed a new 10 year lease in Kent, Washington for 93,306 square feet for occupancy starting March 1, 2008 and the lease will expire on February 28, 2018.

   9. Stockholders' Equity

      Preferred Stock

      The Company has 1,000,000 Preferred Shares at $.001 par value authorized;
however none are issued.

      Common Stock

      During 2007 employee and director options representing 20,750 shares of common stock were exercised for proceeds of $40,000 and 8,579 employee stock purchase plan shares were issued for proceeds of $26,000. In addition, 20,000 shares of unregistered common stock valued at $77,000 were issued to a culinary consultant as a onetime payment for his work.

      On December 10, 2007 the Company announced that its Board of Directors had authorized the Company to institute a stock repurchase program whereby up to
750,000 shares of its Common Stock may be repurchased. The duration of the repurchase program is open-ended. Under the program, the Company is able to purchase shares of common stock through open market transactions at prices deemed appropriate by management. The timing and amount of repurchase transactions under this program will depend on market conditions and corporate and regulatory considerations. The program may be discontinued at any time by the Board of Directors. As of December 31, 2007, the Company has repurchased
215,000 shares of the Company's common stock at an average price of $3.06 per share.

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

      Employee Stock Purchase Plan

      In October 1994, the Company's Board of Directors adopted a qualified employee stock purchase plan. Under the purchase plan, eligible employees (those who have completed one year of continuous employment with the Company) may purchase shares of the Company's common stock through payroll deductions not to exceed 10% of gross wages. The Company has reserved 200,000 shares of its common stock for issuance under the purchase plan, which remains in effect until terminated by the Company's Board of Directors, or until all of the shares reserved for under the purchase plan have been issued. Unless the Board has otherwise provided a higher amount prior to the commencement of an offering period, the offering exercise price for each purchase period is 85% of the lesser of (a) the fair market value of the shares on the offering date of such offering period or (b) the fair market value of the shares on the given purchase date. There were 8,597 shares 10,900 shares, and 8,198 shares of common stock issued under the plan in 2007, 2006, and 2005 respectively. At December 31,
2007, there were 119,037 shares remaining available for purchase under the plan.

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

                                                      2007              2006               2005
                                                   ----------        ----------         ----------

Weighted average common shares
   outstanding used in basic
   net income per share computation                17,329,365        16,100,250         14,450,251

Dilutive effect of common stock equivalents,
   using the treasury stock method                    105,836                 -                  -
                                                   ----------        ----------         ----------

Shares used in dilutive net income per share
   computation                                     17,435,201        16,100,250         14,450,251
                                                   ==========        ==========         ==========

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

      Outstanding options to purchase 1,031,982, 1,687,435, and 1,807,194 shares of common stock for 2007, 2006, and 2005, respectively were excluded from the computation of diluted earnings per share because they were anti-dilutive.

      The Company repurchased 215,000 shares at an average price of $3.06 during the calendar year 2007 under the Company's stock repurchase program.

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

      Stock-based compensation expense recognized in the Consolidated Statements of Operations for the year ended December 31, 2007 and December 31, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value estimated in accordance with the pro-forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to
January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). For stock-based awards issued to employees and directors, stock-based compensation is expensed ratably over the vesting period, which is consistent with how the prior-period proformas were provided. As stock-based compensation expense recognized in the Consolidated Statements of
Operations for the year ended December 31, 2007 and December 31, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

      The determination of fair value of share-based payment awards to employees and directors on the date of grant using the Black-Scholes model is affected by the Company's stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Prior to 2006, the
Company estimated expected terms based on historical Company data and compared to a peer group of public companies. For grants issued between January 1, 2000 and June 30, 2007, management estimated expected term using the simplified method provided in SAB 107. For grants issued after July 1, 2007, management estimated expected term based on 11 years of exercise history. Management has used six years of historical data to estimate forfeitures. The risk-free rate is based on U.S. Treasury rates in effect during the corresponding period of grant.
The expected volatility is based on the historical volatility of the Company's stock price.

      The Company accounts for stock option grants in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), "Share Based Payment"
"SFAS 123(R)". Stock-based compensation expense recognized under SFAS 123(R) for employees, directors, and outside consultants is as follows:

                                                       2007             2006                2005
                                                    ----------       -----------         ----------

Stock based compensation expense:
   Recorded in cost of sales                        $  150,000       $    55,000         $        -
   Recorded in selling, general and administrative     450,000           461,000             80,000
                                                    ----------       -----------         ----------
Total stock based compensation                      $  600,000       $   516,000         $   80,000
                                                    ==========       ===========         ==========

Estimated fair value of options granted to
   employees and directors                          $  523,000       $ 1,005,000         $  436,000

      The main reason for the increase in stock-based compensation in 2007 compared to 2006 is that in 2005 the Company elected to vest all stock options that had a strike price higher than the stock price at the time the stock options were vested and the Company issued 20,000 restricted shares of the
Company's common stock valued at $77,000 to a culinary consultant.

      Assumptions used to value the options were as follows:

                                                       2007              2006               2005
                                                    ----------        ----------         ----------

Dividend yield                                               -                 -                  -

Volatility                                                41.4%             52.3%              53.7%

Risk-free interest rates                                  4.73%             4.75%              3.58%

Expected lives in years                                   5.94                 6                  6

Forfeiture rate                                           13.5%              7.0%                 -

      The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based awards granted under the Company's stock option plans for 2005.
Proforma disclosures for 2007 and 2006 are not presented because the amounts are recognized in the Consolidated Statement of Operations. For purposes of this pro-forma disclosure, the fair value of the options is estimated using the
Black-Scholes-Merton option-pricing formula ("Black-Scholes model") and amortized to expense over the options' contractual term (in thousands except share data).

                                                                               2005
                                                                           ------------
Net income (loss) as reported                                              $      (537)

Add: stock-based employee compensation expense
   included in reported net loss, net of related tax effects                        80

Deduct: total stock-based employee compensation
   determined under fair value method for all awards,
   net of related tax effects                                                     (619)
                                                                           -----------

Proforma net loss, as adjusted                                                  (1,076)
                                                                           ===========

Earnings per share:
Basic, as reported                                                         $     (0.04)
Basic, as adjusted                                                         $     (0.07)
                                                                           ===========

Diluted, as reported                                                       $     (0.04)
Diluted, as adjusted                                                       $     (0.07)
                                                                           ===========

Basic shares                                                                14,450,251
Diluted Shares                                                              14,450,251

      Warrants

      On June 28, 2006 the Company announced the completion of a private placement of 2,174,000 shares of Monterey Gourmet Foods common stock. In connection with this private placement the Company also issued warrants for
652,200 shares of common stock with a conversion price of $7.50 per share. The warrants remain exercisable for a period of five years from June 28, 2006. The warrants are subject to call at the option of the Company after 18 months, if among other things, the registration statement filed by the Company to register the resale of the shares (including the warrant shares) issued in the June 28,
2006 private placement is effective and the volume weighted average trading price of the Company's common stock is $15 or higher for 20 consecutive trading days. The warrants meet the requirements of and are being accounted for as equity in accordance with EITF 00-19 "Accounting for Derivative Financial
Instruments Indexed to or Potentially Settled in a Company's Own Stock." All of
the 2,174,000 warrants remain outstanding as of December 31, 2007.

      Stock Options

      The Company's 2002 Stock Option Plan, originally established in 1993 (the
"Plan"), provides for the granting of incentive stock options or non-qualified stock options to eligible employees, consultants and outside directors. The
Company initially reserved 1,200,000 shares of its common stock for issuance under the Plan and in subsequent years increased the total shares reserved to
3,240,000. The Plan provides that the option price shall not be less than the fair market value of the shares on the date of grant. Options generally vest over a period of one to three years and may be exercised for a period of up to ten years. During 2001, the Company issued additional options to purchase up to
155,200 shares outside of the Plan (the "Nonstatutory Plan"). The Plan expires
April 30, 2012. As of December 31, 2007, the Company had 304,387 shares available for new grants under the Plan, and 129,300 shares available for new grants under the Nonstatutory Plan.

      In 2005, the Board of Directors amended the 2002 stock option plan and forms of option agreement (1) to allow retiring or deceased or disabled directors who satisfy the board's age and service requirements to exercise their vested options at any time prior to the end of their stated term and (2) to make certain necessary technical changes. Prior to this change, a retiring director would have been required to exercise his options within 90 days of retirement.
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

      The following table summarizes option activity:

                                                                             Weighted
                                                            Weighted         Average        Aggregate
                                                             Average        Remaining       Intrinsic
                                               Shares    Exercise Price  Contractual Life     Value
                                             ---------   --------------  ----------------  -----------

                                                      2005
                                             --------------------------
Outstanding at beginning of year             1,763,810   $         4.44
Granted                                        258,000             3.72
Exercised                                      (51,116)            2.44
Canceled or expired                           (163,500)            6.30
                                             ---------   --------------
Outstanding at end of year                   1,807,194   $         4.24
                                             =========   ==============

                                                      2006
                                             --------------------------
Outstanding at beginning of year             1,807,194   $         4.24
Granted                                        470,000             4.42
Exercised                                     (308,709)            2.90
Canceled or expired                           (281,050)            4.40
                                             ---------   --------------
Outstanding at end of year                   1,687,435   $         4.51        6.34        $   919,978
                                             =========   ==============  =============================

Vested/expected to vest at end of year       1,644,161   $         4.51        6.34        $   905,959
                                             =========================================================

Options exercisable at year end              1,269,855   $         4.51        5.31        $   772,266
                                             =========   ==============  =============================

                                                      2007
                                             --------------------------
Outstanding at beginning of year             1,687,435   $         4.51
Granted                                        258,600             4.30
Exercised                                      (20,750)            1.92
Canceled or expired                           (151,249)            4.28
                                             ---------   --------------
Outstanding at end of year                   1,774,036   $         4.53        5.47        $    72,891
                                             =========   ==============  =============================

Vested/expected to vest at end of year       1,665,571   $         4.53        5.25        $    72,891
                                             =========================================================

Options exercisable at year end              1,383,111   $         4.53        4.50        $    72,891
                                             =========   ==============  =============================

      The aggregate intrinsic value in the preceding table represents the total intrinsic value based on the closing stock price of $3.19 as of December 31,
2007, which would have been received by the option holders had all option holders exercised as of that date. The aggregate intrinsic value of options exercised during the calendar year 2007 was $42,000.

      The weighted average grant-date fair value of options granted was $2.02,
$2.14 and $1.69 for the years ended December 31, 2007, 2006, and 2005.

The following table shows information for options outstanding or exercisable as of December 31, 2007:

                                OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
                  --------------------------------------------------   ------------------------------
                                       Weighted
                      Number           Average           Weighted          Number         Weighted
   Range of         Outstanding       Remaining           Average        Exercisable       Average
Exercise Prices   As of 12/31/07   Contractual life   Exercise Price   As of 12/31/07  Exercise Price
----------------  --------------   ----------------   --------------   --------------  --------------
$  1.19  $  3.34         234,735         3.31 Years   $         2.95          224,735  $         2.94
$  3.35  $  3.44         237,100         5.66 Years   $         3.41          224,500  $         3.41
$  3.45  $  3.76         193,200         5.02 Years   $         3.70          193,200  $         3.70
$  3.77  $  3.89         196,500         7.94 Years   $         3.88           93,167  $         3.87
$  3.90  $  4.26         205,501         5.32 Years   $         4.01          159,505  $         3.98
$  4.30  $  4.81         184,000         8.73 Years   $         4.42           15,000  $         4.81
$  4.99  $  6.05         185,800         3.96 Years   $         5.82          185,800  $         5.82
$  6.43  $  6.94         203,200         3.69 Years   $         6.64          203,200  $         6.64
$  7.14  $  9.20         133,000         6.54 Years   $         7.37           83,004  $         7.50
$  9.25  $  9.25           1,000         4.28 Years   $         9.25            1,000  $         9.25
                  --------------                                       --------------
$  1.19  $  9.25       1,774,036         5.47 Years   $         4.53        1,383,111  $         4.53
                  ==============                                       ==============

      The following table provides information about our common stock that may be issued upon the exercise of options, warrants or rights under all of our existing equity compensation plans as of December 31, 2007, including the
Monterey Gourmet Foods 2002 Stock Option Plan and the Monterey Gourmet Foods
2001 Nonstatutory Stock Option Plan.

                                                                                 Number of securities
                                                                               remaining available for
                    Number of securities to be                                  future issuance under
                     issued upon exercise of     Weighted-average exercise    equity compensation plans
                       outstanding options,         price of outstanding        (excluding securities
                       warrants and rights      options, warrants and rights   reflected in column (a))
   Plan category               (a)                          (b)                          (c)
-------------------------------------------------------------------------------------------------------
Equity compensation
  plans approved
  by security
  holders                  1,723,336(1)                    $4.47                       304,387
-------------------------------------------------------------------------------------------------------
Equity compensation
  plans not
  approved by
  security holders            50,700(2)                    $6.55                       129,300
-------------------------------------------------------------------------------------------------------
Total                      1,774,036                       $4.53                       433,687
-------------------------------------------------------------------------------------------------------

(1)   Issued under the Monterey Gourmet Foods 2002 Stock Option Plan.

(2)   Issued to Company employees under the Monterey Gourmet Foods 2001
      Nonstatutory Stock Option Plan.

   10. Income Taxes

      The Company's income tax benefit (provision) consists of (in thousands):

                                             2007        2006          2005
                                           --------     ------        ------
         Current:

            Federal                        $    176     $   (2)       $   25
            State                               (17)       (11)           27
                                           --------     ------        ------
               Total                            159        (13)           52
                                           --------     ------        ------

         Deferred:

            Federal                            (613)      (375)          334
            State                              (146)        93            45
                                           --------     ------        ------
               Total                           (759)      (282)          379
                                           --------     ------        ------

            Net tax benefit (expense)      $   (600)    $ (295)       $  431
                                           ========     ======        ======

      The reason the Company recorded a current tax benefit for federal in 2007 is due to a loss carryback claim made during 2007. Without the loss carryback claim, the Company would have reported a federal alternative minimum tax of approximately $36,000.

      Reconciliation between the Company's effective tax rate and U.S. Federal income tax rate on loss from continuing operations follows:

                                              2007        2006         2005
                                            -------     -------       ------

         Federal statutory rate                34.0%     (34.0)%        34.0%

         State income taxes, net of effect
            on federal income taxes             6.9%      (3.0)%         3.4%

         Federal and State valuation
            allowances                        (22.3)%     44.0%          0.0%

         Manufacturing investment credits       0.0%       0.0%          4.3%

         Stock-based compensation               5.0%       2.0%          0.0%

         Other                                  2.7%       2.0%          2.8%
                                            -------     ------        ------

         Effective income tax rate             26.3%      11.0%         44.5%
                                            =======     ======        ======

      The valuation allowance for 2007, 2006 and 2005 was (reduced) increased by
($625,000), $1,222,000 and ($689,000) respectively. During 2007, the valuation allowance decreased due to the Company's reassessment of the likelihood of utilization of its NOLs and other deferred tax assets. This assessment was largely based upon the Company's future projections of income, which was impacted positively by the income generated in 2007 but offset by the losses incurred in 2006 and 2005.

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows:

                                                           2007      2006
                                                         -------   -------
                                                           (in thousands)
      Deferred tax assets:

         Federal NOLs and tax credit carryovers           5,584      6,385
         Allowances against receivables and other         1,120      1,120
                                                         ------    -------
                                                          6,704      7,505

         Less valuation allowance                          (847)    (1,472)
                                                         ------    -------
      Total deferred tax assets:                          5,857      6,033

      Deferred tax liabilities:
         Accumulated depreciation and  amortization      (2,508)    (1,925)
                                                         ------    -------

      Net deferred tax assets                             3,349      4,108
                                                         ======    =======

      We have elected to track the portion of our federal and state net operating loss carry forwards attributable to stock option benefits, in a separate memo account pursuant to SFAS No. 123(R). Therefore, these amounts are no longer included in our gross or net deferred tax assets. Pursuant to SFAS No.
123(R), footnote 82, the benefit of these net operating loss carry forwards will only be recorded to equity when they reduce cash taxes payable.

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

      As of December 31, 2007, the Company had federal NOLs totaling $14.0 million, which expire in varying amounts beginning in 2012. Should more than a
50% change in Company ownership occur within a three-year period, utilization of these losses to reduce future taxable income would be further limited. Federal deferred tax credits include a minimum tax credit of $290,000 and a targeted jobs credit of $22,000. The targeted jobs credit will expire in 2020 and the minimum tax credit will not expire. State deferred tax assets include approximately $231,000 in California Manufacturing Tax Credits available to offset future California income taxes, expiring in varying amounts through 2011.
In addition, the Company has some California minimum tax credits of immaterial amount which will not expire.

      The Company realizes tax benefits as a result of non-qualified stock options and the exercise and subsequent early resale of certain incentive stock options (disqualifying disposition). For financial reporting purposes, any reduction in income tax obligations as a result of these tax benefits is credited to additional paid in capital. For the years, 2007, 2006, and 2005, tax benefits of disqualifying dispositions totaling $0, $2,000, and $0, were credited to stockholders' equity.

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
As a result of the implementation of FIN 48, the Company recorded no increase in the liability for unrecognized tax benefits and the balance of unrecognized tax benefits was zero at December 31, 2007.

   11. Significant Customers

      Costco and Sam's Club (including Wal-Mart Supercenters) stores each accounted for percentages of total net revenues as follows:

                                             2007        2006       2005
                                            ------      ------     ------
         Costco                               48%         48%        45%

         Sam's Club Stores                    17%         17%        17%

      At December 31, 2007 and December 31, 2006, Costco and Sam's Club stores accounted for the following concentration of accounts receivable:

                                                2007            2006
                                               ------          ------

         Costco                                  50%              38%

         Sam's Club Stores                        7%              20%

      The Company currently sells its products to eight separate US Costco regions, Mexico and Canada which make purchasing decisions independently of one another. On a regular basis, these regions re-evaluate the products carried in their stores. There can be no assurance that these Costco regions will continue to offer the Company's products in the future or continue to allocate the
Company the same amount of shelf space. Purchasing decisions for Sam's Club stores, the Company's second largest customer, are made at their respective head offices with input from the stores. The Company is in the tenth year of its relationship with Sam's Club. There can be no assurance that Sam's Club will continue to carry the Company's products. Currently, the loss of either Costco or Sam's Club or the significant reduction in sales to either of these customers would materially adversely affect the Company's business operations.

      No other single customer accounted for more than 10% of revenues or accounts receivable during 2007 and 2006.

      The Company operates in the refrigerated specialty foods segment. During
2007, 2006 and 2005 net revenues to foreign customers represented 0.8%, 1.4%, and 2.2% of total net revenues, with Canada and Mexico accounting for over 90%
of those sales, and the remainder going to Asia Pacific. Most of the foreign sales are invoiced in US dollars.

      The Company discloses segment enterprise-wide information in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related
Information." Based upon definitions contained within SFAS No. 131, management has determined that the Company operates in one segment. In addition, virtually all revenues are in the United States, and all of the long-lived assets are located within the United States.

      The Company's revenues by product category are as follows:

                                             2007            2006        2005
                                        -----------      ----------   ---------
      Entrees (1)                       $    59,303      $   51,087   $  48,683
      Condiments and appetizers (2)          41,224          43,210      36,565
                                        -----------      ----------   ---------
                                        $   100,527      $   94,297   $  85,248
                                        ===========      ==========   =========

(1)   Entrees include pasta, wrap sandwiches, sausages, meatballs, lasagnas, fresh entree meals, tamales, frozen meal solutions and similar items.

(2)   Condiments and appetizers include salsas, sauces, dips, flavored cheeses and cheese spreads, soups, bruschetta toppings and similar items.

   12. Litigation and Contingencies

      The Company is involved in various claims arising in the ordinary course of business. While management currently believes that the chances these claims against the Company, individually or in aggregate, will have a material adverse impact on its financial position, results of operations or statement of cash flows is remote, these matters are subject to inherent uncertainties and management's view of these matters may change in the future. Were an unfavorable final outcome to occur, there exists the possibility of a material adverse impact on the Company's financial position, results of operations or statement of cash flows.

   13. Employee Benefit Plan

      In 1996, the Company instituted a 401(k) Plan covering substantially all full-time employees with six months of service. Under the Plan, employees may elect to defer up to 15% of compensation (subject to certain limitations).
Beginning in January 2003 the Company adopted a Safe Harbor Plan and currently matches employee contributions up to 4% of compensation. In addition, the
Company may make an annual discretionary profit-sharing contribution. Employee contributions, Company matching contributions and related earnings are always
100% vested. The Company offers its employees multiple investment options with varying degrees of risk. The Company also provides its employees with outside investment advice annually. Company profit-sharing contributions and related earnings vest 20% a year, with 100% vesting after five years of service. During
2007, 2006, and 2005 the Company's expense for matching contributions was
$277,000, $270,000, and $228,000 respectively; there were no discretionary profit-sharing contributions for 2007, 2006, or 2005.

   14. Quarterly Information (unaudited)

      The summarized quarterly financial data presented below reflect all adjustments which, in the opinion of management, are of a normal and recurring nature necessary to present fairly the results of operations for the periods presented (in thousands of dollars).

                                    First          Second           Third        Fourth
Year Ended 2006                    Quarter        Quarter          Quarter       Quarter        2006
                                   --------       --------        --------       --------    ---------
   Net revenue                     $ 22,478       $ 23,081        $ 22,090       $ 26,648    $  94,297

   Gross profit                       6,780          6,963           6,379          7,317       27,439

   Operating income (loss)              404            400          (3,955)           689       (2,462)

   Net income (loss)                    100            146          (3,872)           514       (3,112)

Primary earnings per common share  $   0.01       $   0.01        $  (0.22)      $   0.03    $   (0.19)

Diluted earnings per common share  $   0.01       $   0.01        $  (0.22)      $   0.03    $   (0.19)

                                    First          Second           Third        Fourth
Year Ended 2007                    Quarter        Quarter          Quarter       Quarter        2007
                                   --------       --------        --------       --------    ---------
   Net revenue                     $ 24,715       $ 24,529        $ 24,458       $ 26,825    $ 100,527

   Gross profit                       6,931          6,739           6,623          7,226       27,519

   Operating income (loss)              467            734             413            493        2,107

   Net income (loss)                    298            464             279            641        1,682

Primary earnings per common share  $   0.02       $   0.03        $   0.02       $   0.04    $    0.10

Diluted earnings per common share  $   0.02       $   0.03        $   0.02       $   0.04    $    0.10

                                   SCHEDULE II
                             MONTEREY PASTA COMPANY
                        VALUATION AND QUALIFYING ACCOUNTS
                                   (in '000s)

                                                      Additions -       Deductions -
                                       Balance,       Charged to         Write-offs       Balance,
                                      Beginning        Costs and         Charged to        End of
                                       of 2005          Expense           Reserves          2005
                                      ---------       -----------       ------------      --------
Allowances against receivables --
   Spoils, returns, adjustments
   and bad debts                      $     240       $     4,792       $      4,040      $    992

Inventory reserves --
   Spoils and obsolescence            $     213       $       499       $        589      $    123

                                                      Additions -       Deductions -
                                       Balance,       Charged to         Write-offs       Balance,
                                      Beginning        Costs and         Charged to        End of
                                       of 2006          Expense           Reserves          2006
                                      ---------       -----------       ------------      --------
Allowances against receivables --
   Spoils, returns, adjustments
   and bad debts                      $     992       $     4,876       $      5,146      $    722

Inventory reserves --
   Spoils and obsolescence            $     123       $       629       $        479      $    273

                                                      Additions -       Deductions -
                                       Balance,       Charged to         Write-offs       Balance,
                                      Beginning        Costs and         Charged to        End of
                                       of 2007          Expense           Reserves          2007
                                      ---------       -----------       ------------      --------
Allowances against receivables --
   Spoils, returns, adjustments
   and bad debts                      $     722       $     4,870       $      4,611      $    981

Inventory reserves --
   Spoils and obsolescence            $     273       $       213       $        333      $    153

                                   SIGNATURES

      Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of San Francisco,
State of California, on the 7th day of March, 2008

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

Name                         Title                                Date
----                         -----                                ----
/s/ ERIC C. EDDINGS          Chief Executive Officer,             March 12, 2008
-------------------------    President, and Director
Eric C. Eddings

/s/ VAN TUNSTALL             Chairman of the Board                March 12, 2008
-------------------------
Van Tunstall

/s/ CHARLES B. BONNER        Director                             March 12, 2008
-------------------------
Charles B. Bonner

/s/ VIJI SAMPATH             Director                             March 12, 2008
-------------------------
Viji Sampath

/s/ JAMES WONG               Director                             March 12, 2008
-------------------------
James Wong

/s/ JOHN H. McGARVEY         Director                             March 12, 2008
-------------------------
John H. McGarvey

/s/ WALTER L. HENNING        Director                             March 12, 2008
-------------------------
Walter L. Henning

/s/ SCOTT S. WHEELER         Chief Financial Officer              March 12, 2008
-------------------------    Corporate Secretary and Director
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

10.18       Stock Purchase Agreement by and among Monterey Gourmet Foods, Inc.,
            Sonoma Foods, Inc., and Its Shareholders dated April 7, 2005
            (incorporated by reference from Exhibit 2.01 filed with the
            Company's 8-K on April 13, 2005)

10.19       Third Modification to Business Loan Agreement between the Company and Comerica Bank dated January 5, 2005.(incorporated by reference to Exhibit 10.33 filed with the Company's Form 10-K for the fiscal year ended December 26, 2004, filed on March 25, 2005

10.20       Fourth Modification to Business Loan Agreement between the Company and Comerica Bank dated April 11, 2005 (incorporated by reference from Exhibit 10.24 to the Company's Form 10-Q for the quarter ended
            June 30, 2005 filed with the Commission).

10.21       Securities Purchase Agreement, dated as of June 12, 2006,
            (incorporated by reference from Exhibit 10.28 filed with the
            Company's 8-K on June 13, 2006)

10.22       Employment Agreement dated September 15, 2006 with Company Chief
            Executive officer Eric Eddings (incorporated by reference from
            Exhibit 10.1 filed with the Company's Current Report on Form 8-K/A filed September 21, 2006)

10.23*      Employment agreement dated April 7, 2005 to Chief Executive Officer
            - Sonoma Foods, Inc. A. Martin Adams (incorporated by reference from
            Exhibit 10.25 filed with the Company's Quarterly Report on Form 10-Q filed May 14, 2007)

10.24*      Employment agreement dated April 7, 2005 to Chief Operating Officer
            - Sonoma Foods, Inc. C. David Viviani (incorporated by reference from Exhibit 10.26 filed with the Company's Quarterly Report on Form
            10-Q filed May 14, 2007)

10.25       Commercial Lease dated November 15, 2007 between the Company and
            RREEF America REIT II Corp II (incorporated by reference from
            Exhibit 10.27 filed with the Company's report on Form 8-K on
            November 21, 2007.

10.26**     Commercial lease extension dated December 24, 2007 between the
            Company and the McCabe Trust filed herewith.

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

