Form 10-Q
period 2008-03-31
MONTEREY GOURMET FOODS
filed 2008-05-14
CIK 913032

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                           ___________________________

                                    FORM 10-Q
                           ___________________________

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                 For the quarterly period ended March 31, 2008.

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

At May 14, 2008, 16,855,217 shares of common stock, $.001 par value, of the registrant were outstanding.

                          MONTEREY GOURMET FOODS, INC.
                                    FORM 10-Q
                                Table of Contents

                                                                            Page
PART 1.  FINANCIAL INFORMATION

 Item 1.    Financial Statements

            Consolidated Balance Sheets at March 31, 2008 (unaudited)
            and December 31, 2007                                             3

            Unaudited Consolidated Statements of Operations for the
            three months ended March 31, 2008 and 2007                        4

            Unaudited Consolidated Statements of Cash Flows for the
            three months ended March 31, 2008 and 2007                        5

            Notes to the Unaudited Condensed Consolidated
            Financial Statements                                              6

  Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                        13

  Item 3.   Quantitative and Qualitative Disclosures About Market Risk       24

  Item 4.   Controls and Procedures                                          24

  Item 4T.  Controls and Procedures                                          25

PART II. OTHER INFORMATION

  Item 1A.  Risk Factors                                                     25

  Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds      25

  Item 6.   Exhibits                                                         25

SIGNATURE PAGE                                                               26

  Exhibit 31.1  Section 302 Certification of Chief Executive Officer         29

  Exhibit 31.2  Section 302 Certification of Chief Financial Officer         30

  Exhibit 32.1  Section 906 Certification of Chief Executive Officer         31

  Exhibit 32.2  Section 906 Certification of Chief Financial Officer         32


                          PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

                          MONTEREY GOURMET FOODS, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)
                                                                            March 31,      December 31,
                                                                              2008             2007
                                                                          -------------    -------------
                                                                          (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                               $       4,192    $       5,541
  Accounts receivable less allowances of $781 and $981                            7,880            8,587
  Inventories                                                                     6,860            7,865
  Deferred tax assets-current                                                     1,515              703
  Prepaid expenses and other                                                      1,150            1,084
                                                                          -------------    -------------

   Total current assets                                                          21,597           23,780

  Property and equipment, net                                                    13,949           14,280
  Deferred tax assets-long term                                                   2,646            2,646
  Deposits and other                                                                282              243
  Intangible assets, net                                                          6,083            6,346
  Goodwill                                                                       12,164           13,211
                                                                          -------------    -------------

   Total assets                                                           $      56,721    $      60,506
                                                                          =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                        $       4,054    $       6,160
  Accrued payroll and related benefits                                            1,458            1,192
  Accrued and other current liabilities                                           1,411              962
  Current portion of notes, loans, and capital leases payable                        --               50
                                                                          -------------    -------------

   Total current liabilities                                                      6,923            8,364

Notes, loans, and capital leases payable, less current portion                       --               29

Minority interest                                                                   159              159

Stockholders' equity:
  Preferred stock, $.001 par value,
  1,000,000 shares authorized, none outstanding                                      --               --
  Common stock, $.001 par value,
     50,000,000 shares authorized, 17,372,588 and 17,356,976 issued
     and 16,855,217 and 17,141,976 outstanding                                       17               17
  Additional paid-in capital                                                     60,575           60,462
  Treasury stock 517,371 and 215,000 shares, respectively, at cost               (1,554)            (657)
  Accumulated deficit                                                            (9,399)          (7,868)
                                                                          -------------    -------------
  Total stockholders' equity                                                     49,639           51,954
                                                                          -------------    -------------

   Total liabilities and stockholders' equity                             $      56,721    $      60,506
                                                                          =============    =============


  The accompanying notes are an integral part of these condensed consolidated financial statements.


                          MONTEREY GOURMET FOODS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
        (in thousands except earnings per share numbers and share totals)

                                                        Three Months Ended
                                                 ------------------------------
                                                    March 31,        March 31,
                                                      2008             2007
                                                 -------------    -------------
Net revenues                                     $      25,623    $      24,715

Cost of sales                                           19,434           17,784
                                                 -------------    -------------

Gross profit                                             6,189            6,931

Selling, general and administrative expenses             6,951            6,452

Impairment and restructuring                             1,606               --

Loss on disposition of assets                               (9)             (12)
                                                 -------------    -------------
Operating income (loss)                                 (2,377)             467

Other income, net                                            8                1

Interest income, net                                        26               28
                                                 -------------    -------------
Income (loss) before provision for income
   tax expense                                          (2,343)             496
Income tax benefit (provision)                             812             (198)
                                                 -------------    -------------

Net income (loss)                                $      (1,531)   $         298
                                                 =============    =============

Basic income (loss) per share                    $       (0.09)   $        0.02

Diluted income (loss) per share                  $       (0.09)   $        0.02

Weighted average primary shares outstanding         17,030,993       17,317,668
Weighted average diluted shares outstanding         17,030,993       17,491,470

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                          MONTEREY GOURMET FOODS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                            (in thousands of dollars)
                                                                                      Three Months Ended
                                                                               ------------------------------
                                                                                  March 31,        March 31,
                                                                                    2008             2007
                                                                               -------------    -------------
Cash flows from operating activities:
Net income (loss)                                                              $      (1,531)   $         298
Adjustments to reconcile net income (loss) to net cash provided by (used in)
   operating activities:
      Deferred income taxes                                                             (812)             198
      Depreciation and amortization                                                      760              680
      Impairment and restructuring                                                     1,606               --
      Provisions for allowances for bad debts, returns,
         adjustments and spoils                                                        1,256            1,351
      Provisions for inventory                                                           504              110
      Stock-based compensation                                                            87              153
      Loss on disposition of assets                                                        9               12
      Changes in assets and liabilities:
         Accounts receivable                                                            (549)           1,671
         Inventories                                                                     501              242
         Prepaid expenses                                                                (66)               8
         Deposits and other                                                              (39)             (25)
         Accounts payable                                                             (2,106)          (3,568)
         Accrued liabilities                                                             249             (815)
                                                                               -------------    -------------
                  Net cash provided by (used in) operating activities                   (131)             315
                                                                               -------------    -------------

Cash flows from investing activities:
      Purchase of property and equipment                                                (283)            (315)
      Proceeds from sale of fixed assets                                                  15               --
                                                                               -------------    -------------
   Net cash used in investing activities                                                (268)            (315)
                                                                               -------------    -------------

Cash flows from financing activities:
      Repayment of debt                                                                  (44)             (34)
      Repayment of capital lease obligations                                             (35)             (10)
      Purchase of treasury stock                                                        (897)              --
      Proceeds from issuance of common stock                                              26               36
                                                                               -------------    -------------
   Net cash used in financing activities                                                (950)              (8)
                                                                               -------------    -------------

Net decrease in cash and cash equivalents                                             (1,349)              (8)

Cash and cash equivalents, beginning of period                                         5,541            4,281
                                                                               -------------    -------------
Cash and cash equivalents, end of period                                       $       4,192    $       4,273
                                                                               =============    =============

                                                                                  March 31,        March 31,
                                                                                    2008             2007
                                                                               -------------    -------------
Cash payments:
      Interest                                                                 $           2    $          19
      Income Taxes                                                             $          60    $          10

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                          MONTEREY GOURMET FOODS, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       Basis of Presentation

         The condensed consolidated financial statements have been prepared by Monterey Gourmet Foods, Inc. (the "Company") and are unaudited. The financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not necessarily include all information and footnotes required by generally accepted accounting principles, and should be read in conjunction with the Company's 2007 Annual Report on Form 10-K. In the opinion of the Company, all adjustments necessary to present fairly the Company's consolidated financial position, results of operations and cash flows as of March 31, 2008 have been recorded. A description of the Company's accounting policies and other financial information is included in the audited consolidated financial statements as filed with the Securities and Exchange Commission ("SEC") in the Company's Form 10-K for the year ended December 31, 2007. The consolidated results of operations for the interim quarterly periods are not necessarily indicative of the results expected for the full year.

2.       Impairment and Restructuring

         As a result of a significant reduction in sales at Sonoma Foods, particularly in March 2008, the Company determined that indicators of impairment existed for the Sonoma Foods intangible assets. Accordingly, in accordance with Statement of Financial Accounting Standard ("SFAS") No. 142, "Goodwill and Other Intangible Assets" and SFAS No. 144 "Accounting for the Impairment of Disposal of Long-Lived Assets," the Company applied impairment tests to its intangible assets, including goodwill. As of March 31, 2008, the Company determined its reporting units to be the same as its operating segments. See Note 8. As a result of this testing and in accordance with SFAS No. 142, the Company recorded a pre-tax, non-cash charge of approximately $1.1 million in the first quarter of 2008 related to the impairment of intangible assets and goodwill associated with the acquisition of Sonoma Foods in April 2005.

         Prior to performing Step 1 of the goodwill impairment testing process for a reporting unit under SFAS 142, if there is reason to believe that other non-goodwill related intangible assets (finite or indefinite lived) may be impaired, these other intangible assets must first be tested for impairment under SFAS 142 or SFAS 144. Assets governed by SFAS 144 require a recoverability test whereby the gross undiscounted cash flows are determined specific to the asset. If the sum of the gross undiscounted cash flows for the fixed-life intangible asset exceeds the carrying value of that asset, the test results in no impairment to the asset. If not, then the fair value of the asset must be determined and the impairment is measured by the differential between the fair value and the carrying value. For non-goodwill related indefinite-lived assets, a fair value determination is made. If the carrying value of the asset exceeds the fair value, then impairment occurs. The carrying values of these assets are impaired as necessary to provide the appropriate carrying value for the goodwill impairment calculation.

         Based on the impairment evaluation as of March 31, 2008, it was determined that the identifiable intangible assets of Sonoma Foods (including non-competition agreements and trade name) were impaired. No impairment charge existed for the customer lists under SFAS 144 as their undiscounted cash flows were sufficient to recover the carrying value. However, the Sonoma Foods covenant not to compete was determined to be impaired by $32,000 under SFAS 144. The indefinite life trade name was determined to be impaired by $61,000 and such impairment charge was measured in accordance with SFAS 142 as the excess of the carrying value over the fair value of the asset.

         After considering the results of the intangible asset impairments, the Company compared the fair value of the Sonoma Foods reporting unit to its carrying value and determined that the reporting unit was impaired. In order to measure the Sonoma Foods goodwill impairment, the Company computed the residual fair value of Sonoma Foods goodwill, based on the fair value of the Sonoma Foods reporting unit and the fair values of individual Sonoma Foods assets and liabilities. The fair value of such goodwill was less than the related carrying value and the Company recorded an impairment charge of $1,047,000.

         The Company's impairment evaluations were performed by management. The evaluations of both goodwill and other intangible assets included reasonable and supportable assumptions and projections and were based on estimates of projected future cash flows. Sonoma Foods experienced lower than anticipated sales during March 2008 and our most recent projections indicate sales will be lower than anticipated for the entire year. These estimates assume that Sonoma will be able to maintain its current, but reduced distribution. These estimates of future cash flows are based upon the Company's experience, historical trends, estimates of future profitability and economic conditions. Future estimates of profitability and economic conditions require estimating such factors as sales growth, employment rates and the overall economics of the retail food industry for five to ten years in the future, and are therefore subject to variability, are difficult to predict and in certain cases, beyond the Company's control. The assumptions utilized by management were consistent with those developed in conjunction with the Company's long-range planning process. If the assumptions and projections underlying these evaluations are not achieved, or should the

Company ultimately adopt and pursue different long-range plans, the amount of the impairment could be adversely affected. Accordingly, there can be no assurance that there will not be additional impairment charges in the future based on future events and that the additional charges would not have a materially adverse impact of the Company's financial position or results of operations.

         The fair value of the Sonoma Foods reporting unit was estimated based on a combination of three approaches; 1) discounted cash flows, 2) comparable company valuations and 3) comparable transaction valuations. The fair value of the Sonoma Foods intangible assets for purposes of the impairment tests were estimated primarily based on discounted cash flows models. The discounted cash flow models were based on the Company's internal plans related to the future cash flows of Sonoma Foods' assets. The evaluation used a discount rate of 14.0% and future cash flows over the life of the related intangible asset.

         As a result of the impairment charge to the intangible assets, when testing goodwill impairment for the reporting unit under SFAS 142, the carrying value of the reporting unit still exceeded the fair value and accordingly goodwill was also impaired. Upon completion of step two of the impairment test, the Company recorded an impairment loss of $1.1 million related to non-competition agreements, trade name, and goodwill, which was reflected in impairment of intangible assets on the Company's statement of operations. The decline in the fair value of Sonoma Foods was principally due to reductions in sales and a reduction in profits.

         Goodwill and other intangible assets consist of (in thousands):

                                                      Gross goodwill and
                                                       intangible assets                      December 31, 2007
                                                 ----------------------------    --------------------------------------------
                                                   Year-end      Impairments                     Accumulated       Carrying
                                                     2006            2007           Gross        Amortization       Amount
                                                 ------------    ------------    --------------------------------------------
Trademarks and tradenames                        $        220    $         --    $        220    $        220    $         --
Customer lists                                          5,982              --           5,982           2,546           3,436
Other intangibles                                       2,112              --           2,112             978           1,134
                                                 ------------    ------------    --------------------------------------------
     Total amortized intangible assets                  8,314              --           8,314           3,744           4,570
Intangible assets with indefinite lives                 1,834             (58)          1,776              --           1,776
                                                 ------------    ------------    --------------------------------------------
     Total intangible assets                           10,148             (58)         10,090           3,744           6,346
Goodwill                                               13,211              --          13,211              --          13,211
                                                 ------------    ------------    --------------------------------------------
     Total goodwill and intangible assets        $     23,359    $        (58)   $     23,301    $      3,744    $     19,557
                                                 ============    ============    ============================================

                                                      Gross goodwill and
                                                       intangible assets                        March 31, 2008
                                                 ----------------------------    --------------------------------------------
                                                   Year-end      Impairments                     Accumulated       Carrying
                                                     2007            2008           Gross        Amortization       Amount
                                                 ------------    ------------    --------------------------------------------
Trademarks and tradenames                        $        220    $         --    $        220    $        220    $         --
Customer lists                                          5,982              --           5,982           2,672           3,310
Other intangibles                                       2,112             (32)          2,080           1,022           1,058
                                                 ------------    ------------    --------------------------------------------
     Total amortized intangible assets                  8,314             (32)          8,282           3,914           4,368
Intangible assets with indefinite lives                 1,776             (61)          1,715              --           1,715
                                                 ------------    ------------    --------------------------------------------
     Total intangible assets                           10,090             (93)          9,997           3,914           6,083
Goodwill                                               13,211          (1,047)         12,164              --          12,164
                                                 ------------    ------------    --------------------------------------------
     Total goodwill and intangible assets        $     23,301    $     (1,140)   $     22,161    $      3,914    $     18,247
                                                 ============    ============    ============================================

         Amortization expense of intangible assets for the three months ended March 31, 2008 was $170,000.

         The following table summarizes the Company's goodwill by reporting segment as of March 31, 2008 (in thousands):

         Sonoma Cheese Products                                  $        657
         Gourmet Foods Products                                        11,507
                                                                 ------------

         Total Goodwill by segment                               $     12,164
                                                                 ============


         The following table estimates amortization expense for the next five years (in thousands):

                                                                   Estimated
                                                                 Amortization
                                                                    Expense
                                Year                             (In thousands)
                                ----                             -------------
         April through December 2008                             $        502
                                2009                                      670
                                2010                                      658
                                2011                                      635
                                2012                                      555
                 2013 and thereafter                                    1,348
                                                                 ------------
                               Total                             $      4,368
                                                                 ============

         In connection with management's evaluation of the Sonoma Foods reporting unit, the Company agreed to terminate the employment agreements with the minority shareholders of Sonoma Foods and enter into separate severance agreements (Note 10). The Company recorded severance charges of $466,000 related to the severance agreements during the first quarter of 2008. No payments were made under those agreements as of March 31, 2008. The Company expects to make such severance payments over the period ending April 7, 2009.

3.       Inventory

         Inventories consist of the following:

                                                   March 31,     December 31,
                                                     2008            2007
                                                 ------------    ------------
Production - Ingredients                         $      3,174    $      3,266
Production - Finished goods                             3,094           3,561
Paper goods and packaging materials                     1,189           1,115
Operating supplies                                         61              76
                                                 ------------    ------------
                                                        7,518           8,018
Allowances for spoils and obsolescence                   (658)           (153)
                                                 ------------    ------------
                                                 $      6,860    $      7,865
                                                 ============    ============

4.       Notes, Loans, and Capital Leases Payable

         Notes, loans, and capital leases payable consist of (in thousands):


                                                                                      March 31,     December 31,
                                                                                        2008            2007
                                                                                    ------------    ------------
Notes assumed from Casual Gourmet stock purchase                                    $         --    $         15
     Interest rate at 0.0% ; payable in monthly payments of $725
     Maturing September 2009
Note payable assumed from Sonoma Foods stock purchase                                         --              29
     Payable in monthly payments of $3,857 including interest of 15.88% and 17.6%
     Matures in June 2009
Capital leases payable                                                                        --              35
                                                                                    ------------    ------------
Total notes, loans, and capital leases payable                                      $         --    $         79
Less current portion of notes, loans, and capital leases payable                              --             (50)
                                                                                    ------------    ------------
Notes, loans, and capital leases payable, less current portion                      $         --    $         29
                                                                                    ============    ============


         The Company paid off in-full all notes and capital leases during the three months ended March 31, 2008 in advance of their maturity dates.

5.       Credit Facility

         The Company has a $5.0 million working capital line of credit from Comerica Bank that is currently unused. The working capital line of credit commitment expires June 30, 2008.

         The terms of the Company's line of credit prohibit the payment of cash dividends (except with written approval) on the Company's capital stock and restrict payments for, among other things, repurchasing shares of the Company's capital stock. Other terms limit the Company with respect to, among other things, (i) incurring additional indebtedness, (ii) adversely changing the capital structure, (iii) acquiring assets other than in the normal course of business including specific limits on annual capital expenditures and (iv) maintaining certain financial covenants. The Company was in compliance with its covenants with its bank as of March 31, 2008.

         As of March 31, 2008 the Company had $4.2 million of cash recorded on its balance sheet and working capital of $14.7 million.

6.       Income Taxes and Deferred Tax Asset Valuation Allowance

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

         The Company adopted the provisions of FASB Interpretation No. 48 "Accounting for Uncertainty of Income Taxes - An Interpretation of FASB Statement No. 109" ("FIN 48") on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS 109"). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. The total amount of unrecognized tax benefits as of the date of adoption was not material. As a result of the implementation of FIN 48, the Company recorded no increase in the liability for unrecognized tax benefits and the balance of unrecognized tax benefits was zero at December 31, 2007 and March 31, 2008.

         The Company has adopted the accounting policy that interest recognized in accordance with Paragraph 15 of FIN 48 and penalty recognized in accordance with Paragraph 16 of FIN 48 are classified as part of income taxes. The total amount of interest and penalty recognized in the statement of operations and statement of financial position was zero as of March 31, 2008.

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

         During the first three months of 2008, 5,612 employee stock purchase plan shares were issued with proceeds to the Company of $13,000. Additionally, 10,000 shares of common stock were issued during the same period as part of employee option exercises with proceeds to the Company of $12,000.

         No other shares of common stock were issued during the first quarter of 2008.

         Earnings per Share Calculation

         The reconciliation of the share denominator used in the basic and diluted net income per share computations is as follows:

                                                   March 31,       March 31,
                                                     2008            2007
                                                 ------------    ------------
Weighted average common shares
     outstanding shares used in basic
     net income per share computation              17,030,993      17,317,668
Dilutive effect of common stock equivalents,
     using the treasury stock method                       --         173,802
                                                 ------------    ------------
Shares used in dilutive net income per share
     computation                                   17,030,993      17,491,470
                                                 ============    ============

         At March 31, 2008, options to purchase 1,697,285 shares of common stock were excluded from the diluted net loss per share computation as their effect on the loss per share was anti-dilutive for the three month period. This represents all outstanding options because the Company reported a loss for the quarter ending March 31, 2008. For the three month period ended March 31, 2007, 938,667 options were excluded as their effect was anti-dilutive in the period.

Stock Repurchase Plan

         On December 10, 2007 the Company's Board of Directors authorized a stock repurchase program whereby up to 750,000 shares of its Common Stock may be repurchased. The duration of the repurchase program is open-ended. Under the program, the Company is able to purchase shares of common stock through open market transactions at prices deemed appropriate by management. The timing and amount of repurchase transactions under this program will depend on market conditions and corporate and regulatory considerations. The program may be discontinued at any time by the Board of Directors. In authorizing the repurchase program, the Board of Directors' expressed its continued confidence in the Company's near- and long-term financial and operating performance and its commitment to enhancing shareholder value. As of March 31, 2008, the Company has repurchased 517,371 shares of the Company's common stock.


                                                                            Total number of         Maximum
                                                                                shares             number of
                                                                            repurchased as      shares that may
                                                Total                      part of publicly          yet be
                                              number of       Average          announced          Repurchased
                                                shares       price paid        plans or         under the plans
             Period                          repurchased     per share         programs           or programs
----------------------------------------   --------------  -------------  ------------------  ------------------
December 10, 2007-December 31, 2007            215,000         $3.06            215,000             535,000
January 1, 2008- March 31, 2008                302,371         $2.97            517,371             232,629

         Stock-Based Compensation Expense

         The Company accounts for stock option grants in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), "Share Based Payment" "SFAS 123(R)". Stock-based compensation expense recognized under SFAS 123(R) for employees, directors, and outside consultants is as follows:


                                                            Three Months Ended
                                                       ----------------------------
                                                         March 31,       March 31,
                                                           2008            2007
                                                       ------------    ------------
Stock based compensation expense:
     Recorded in cost of sales                         $     16,000    $      8,000
     Recorded in selling, general and administrative         71,000         145,000
                                                       ------------    ------------
Total stock based compensation                         $     87,000    $    153,000
                                                       ============    ============

         The main reason for the decrease in stock-based compensation in 2008 compared to 2007 is that the Board of Directors did not issue stock options to management in their February 2008 board meeting whereas stock options were issued to management in the February 2007 board meeting. In addition, the share price of the Company's stock has declined and therefore the Black-Scholes model is placing a lesser value on the more recently issued stock options.

8.       Segment Reporting

         During 2007, the Company disclosed segment enterprise-wide information in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Based upon definitions contained within SFAS No. 131, management determined that the Company operated as one segment due to the lack of discrete financial information reviewed by our Chief Operating Decision Maker. In addition, virtually all revenues are in the United States, and all of the long-lived assets are located within the United States.

         On March 20, 2008, the Company's management met to discuss the low margins and dwindling revenues being generated from the Sonoma Cheese products. At that meeting, management reviewed the discrete financial information for the Sonoma Cheese products and made the decision to take action such as dedicating sales resources specifically to Sonoma Cheese products, buying out the minority interest, buying out the employment contracts of the minority shareholders and other strategic business decisions. As a result, the Company concluded that Sonoma Foods constitutes an operating segment and reporting unit and therefore, the Company is reporting Sonoma Cheese products as a separate reporting segment. Accordingly as of March 31, 2008, the Company operates in two segments, Sonoma Cheese Products and Gourmet Foods Products. Management uses operating income as its profit measure for its reporting segments.

Gourmet Foods Products: The products are developed from sophisticated recipes designed to enhance the eating experience. The products are sold in various forms, flavors and sizes. The products are marketed to domestic food retailers.

Sonoma Cheese Products: Packaged cheese operations include all products sold under the Sonoma Cheese brand. The products are co-packed by cheese producers mostly in California. The products are sold as dips, slices, shredded, and six or eight ounce blocks of cheese. The products are marketed to domestic food retailers.

Information on segments and a reconciliation to operating income are a follows (in thousands):

                                                       Three Months Ended
                                                 ----------------------------
                                                   March 31,       March 31,
                                                     2008            2007
                                                 ------------    ------------
         Net Revenues
                   Gourmet Foods Products              24,210          22,702
                   Sonoma Cheese Products        $      1,413    $      2,013
                                                 ------------    ------------
         Total Net Revenues                      $     25,623    $     24,715
                                                 ============    ============


         Operating Income (Loss):
                   Gourmet Foods Products                 206             632
                   Sonoma Cheese Products        $     (2,583)   $       (165)
                                                 ------------    ------------
         Total Operating Income (Loss)           $     (2,377)   $        467
                                                 ============    ============

         Assets                                    March 31,      December 31,
                                                     2008            2007
                                                 ------------    ------------
                   Gourmet Foods Products              53,269          54,539
                   Sonoma Cheese Products        $      3,452    $      5,967
                                                 ------------    ------------
         Total Assets                            $     56,721    $     60,506
                                                 ============    ============

9.       New Accounting Pronouncements

         In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 ("SFAS No. 161"). SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of: 1) How and why an entity uses derivative instruments; 2) How derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and 3) How derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently assessing the impact if any of the adoption of SFAS No. 161 on its consolidated financial statements.

         In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (An Amendment of Account Research Bulletin ("ARB 51")). SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. In addition, this statement establishes a single method of accounting for changes in a parent's ownership interest in a subsidiary that do not result in a deconsolidation and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS 160 becomes effective for fiscal periods beginning after December 15, 2008. The company is currently assessing the impact of SFAS 160. Early adoption is not permitted.

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

         In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to provide additional information that will help investors and other financial statement users to more easily understand the effect of the company's choice to use fair value on its earnings. Finally, SFAS 159 requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS 159 was effective as of the beginning of our fiscal year and had no impact on our results of operations and financial position.

         In September 2006, the FASB issued SFAS 157 Fair Value Measurements, which provides enhanced guidance for using fair value to measure assets and liabilities and also expands information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other accounting standards require or permit assets and liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued Final FASB staff Position, or FSP 157-2. The FSP which was effective upon issuance, delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value at least once a year, to fiscal years beginning after November 15, 2008. The FSP also covers interim periods within the fiscal years for items within its scope. The adoption of SFAS No. 157 did not have a material effect on the consolidated financial statements.

10.      Subsequent Event

         On April 18, 2008, the Company, Sonoma Foods, Inc. ("Sonoma"), and the shareholders of Sonoma entered into an agreement amending the Purchase Agreement dated April 7, 2005, pursuant to which the Company agreed to acquire all of the outstanding shares of Sonoma. Pursuant to the Amendment, the Company's purchase of the remaining 20% of Sonoma's outstanding shares not already owned by the Company was accelerated and the purchase price was set at $50,000, plus a potential earn-out based upon an agreed formula and each party agreed to waive all rights to indemnification under the original Purchase Agreement. At the same time, the Company and the Shareholders terminated existing employment agreements with the Shareholders and entered into severance arrangements which provide for payments and benefits substantially equivalent to those provided by the former employment agreements. Although the agreements were not executed until mid-April, the principal terms of the agreements were negotiated prior to March 31, 2008; for this reason, the Company determined to recognize a severance liability as of March 31, 2008.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

         The following discussion should be read in conjunction with the financial statements and related notes and other information included in this report. The financial results reported herein do not indicate the financial results that may be achieved by the Company in any future period.

         Other than the historical facts contained herein, this Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, particularly statements relating to our expectations relating to, among other things, the Company's results of operations, future plans and growth strategies. The Company's actual results regarding such matters may vary materially as a result of certain risks and uncertainties. For a discussion of such risks and uncertainties, please see the Company's Annual Report on Form 10-K for the year ended December 31, 2007 and
Item 1A of part II of this Quarterly Report. In addition to the risks and uncertainties discussed in the Annual Report, the risks set forth herein, including the risks associated with any reduction of sales to two major customers currently comprising a majority of total revenues and the importation of frozen pasta dough by major Italian producers, the Company's ability to expand distribution of food products to new and existing customers, to attract and retain qualified management, to integrate newly acquired businesses and to compete in the competitive food products industry, should be considered.

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

         The Company's product distribution to grocery and club stores increased from approximately 25 stores as of December 1989, to over 11,000 stores by March 31, 2008. During recent years the Company added retail and club distribution through internal growth and through Isabella's Kitchen, Emerald Valley Kitchen, CIBO Naturals, Sonoma Cheese, and Casual Gourmet acquisitions. In 2004, the

Company's shareholders approved the change of the name of the Company to Monterey Gourmet Foods, Inc. The name change was made to more accurately define the Company's strategic direction. The name change also announces to the investor community, our customers and consumers, our strategic direction to become a complete supplier of gourmet refrigerated foods.

         Since, 2004, the Company has launched many new product lines outside its core pasta/sauce business, including gourmet refrigerated entrees, fresh tamales, dips, spreads, and frozen One-Step meal entrees. The Company has also been able to increase distribution by introducing whole wheat pastas which are higher in dietary fiber, have a favorable glycemic index, and are made with whole grains and organic items.

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

         In 2007, the Company focused on strategic growth, improving the synergies that are possible with one sales force for all brands, one marketing department, one finance department, one information systems department, one manager in charge of all the Company's plants, and one unified goal to improve the profitability of the Company. The Company focused on brand building with an emphasis on natural and/or organic products by expanding its product offerings of organic or made with organic ingredients as these products are being well received in the market place.

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

         During 2007 and 2008 the Company saw increases in the prices of many of its raw ingredients such as cheese, eggs, corn, flour, oil, and dairy products. The Company was not able to raise prices to its customers to offset these increased raw ingredient costs during 2007. However, price increases were taken to customers during the first quarter of 2008.

         During 2008, the Company launched new SKUs across all product lines, with the main focus is on organic and made with organic products. In addition, the Company hired Michael P. Schall as a Senior Vice-President of Sales and Marketing. Mr. Schall had previously served on the Board of Directors of Monterey Gourmet Foods and has a background in selling and marketing products to the retail trade. As part of the emphasis on revenue growth, the Company fine-tuned its sales team. Under Mike Schall's leadership, management grouped sales into four categories: US retail, natural foods, club/warehouse stores and specialty food services. The goal is to gain incremental distribution points as soon as possible using promotional and sampling programs as vehicles to achieve this.

         The clubs stores have been the Company's largest customers, and management believes there is an opportunity to expand this business. As such, the Company increased its attention to these accounts to ensure timely delivery of store favorites and exciting new SKUs in each region.

         For US retail and Natural Foods, Mr. Schall assigned a sales lead by region: East, Central and West. In addition, the Company set up a specialty food services category which is new for the Company and designates the historical work of placing CIBO Naturals at specialty chains such as Starbucks and Panera

Bread. The Company believes that with persistence and time, these and similar outlets will be a viable channel for sale of the Company's gourmet food products.

         In addition in March 2008, the Company's management met to discuss the low margins and decreasing revenues being generated from the Sonoma Cheese products. At that meeting, management reviewed the discrete financial information for the Sonoma Cheese products and made the decision to take action such as dedicating sales resources specifically to Sonoma Cheese products, buying out the minority interest, buying out the employment contracts of the minority shareholders and other strategic business decisions. As a result, the Company concluded that Sonoma Foods constituted an operating segment and reporting unit and therefore, the Company is reporting Sonoma Cheese products as a separate reporting segment.

         The sales growth of the Company may also be impacted by a large competing Italian pasta maker (Giovanni Rana) that is freezing its product, shipping it to the United States in a frozen state, thawing the product and then selling it to consumers in a refrigerated state.

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

         o Except for the Sonoma Cheese Products, operate as one reporting unit with a centralized sales force, marketing department, finance department and operational management.

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

Results of Operations

         Net revenues from operations were as follows (in thousands):


                                                                               Three Months Ended
                                                                          ----------------------------
                                                                            March 31,       March 31,
                                                                              2008            2007
                                                                          ----------------------------
         Net Revenues                                                     $     25,623    $     24,715
                  Percent Change in Net Revenues from prior period                   4%             10%

         The quarterly increase in net revenue is due to an increase in sales of Monterey Pasta branded pasta products made with organic ingredients and whole wheat pasta items. Pasta branded products grew 40% when comparing the first quarter 2008 with the first quarter of 2007. In addition, the Company's Casual Gourmet Branded products saw an increase of 180%, almost tripling the volume of the first quarter of 2007. These increases were offset by a 29% reduction in sales of Sonoma Cheese, a 59% reduction in tamale sales, and a 77% reduction in our frozen entree products.

         Gross profit and gross margin were as follows (in thousands):


                                                                               Three Months Ended
                                                                          ----------------------------
                                                                            March 31,       March 31,
                                                                              2008            2007
                                                                          ----------------------------
         Gross profit                                                     $      6,189    $      6,931
         Gross margin percent                                                     24.2%           28.0%

         Gross margin percent for the year ended December 31, 2007 was 27.4%. The gross profit dollars and the gross margin percentage for the first quarter of 2008 decreased compared to the first quarter of 2007 due mainly to the increased costs of commodities. In addition, the Company is discontinuing the Sonoma processed cheeses product line. The Company has established inventory reserves of $504,000 for these products and other raw material stored at separate co-packers. The Sonoma Cheese segment reported a negative gross profit percentage of (28%) for the quarter ended March 31, 2008 compared to a positive gross profit percentage of 18% for the quarter ended March 31, 2007. In addition, the Company paid $138,000 in slotting costs to introduce its new organic pasta line which also reduced overall gross margins. Two areas that increased the Company's costs are higher employee benefits due to higher medical insurance premiums and higher workers compensation insurance combining for a total of $234,000.

         Selling, general and administrative expenses or SG&A were as follows (in thousands):


                                                                 Three Months Ended
                                                           ----------------------------
                                                             March 31,       March 31,
                                                               2008            2007
                                                           ----------------------------
         SG&A Expense                                      $      6,951    $      6,452
         SG&A Expense as a percent of net revenues                 27.1%           26.1%

         For the calendar year ended December 31, 2007, SG&A expenses were 25.2% of net revenues. SG&A as a percent of net revenues for the three months ended March 31, 2008 was 27.1%. The increase compared to 2007 and to the first quarter of 2007 is related to legal fees associated with defending the Company's trademarks totaling $171,000 and higher wages and salaries of $210,000.

         Depreciation and amortization expense, included in cost of sales and SG&A, was $760,000 or 3.0% of net revenues for the quarter ended March 31, 2008 compared to $680,000 or 2.8% of net revenues for the quarter ended March 31, 2007. The increase in depreciation expense of $60,000 for the three month period is associated with additional equipment purchases in calendar year 2007. In addition, amortization expense increased $20,000 which is part of the Company's ongoing review of the useful lives of its intangible assets.

         Net interest income was $26,000 for the quarter ended March 31, 2008, compared to net interest income of $28,000 for the same quarter in 2007. The reduced income is a result of the lower interest rate being paid on the Company's excess cash.

         Income taxes for the first quarter of 2007 reflect a tax benefit of $812,000, which reflects a 35% tax rate compared with income tax expense of $198,000 or approximately 40% of pretax income for the same period in 2007. The Company determines its quarterly tax provision based on the expected annual effective tax rate by tax filing entities and jurisdictions. During the first quarter of 2008, the Company increased its valuation allowance by $138,000 in conjunction with the impairment of Sonoma Foods' intangible assets. The Company now has a valuation allowance of $985,000 at March 31, 2008.

         Impairment and Restructuring:

         As a result of a significant reduction in sales at Sonoma Foods, particularly in March 2008, the Company determined that indicators of impairment existed for the Sonoma Foods intangible assets. Accordingly, in accordance with Statement of Financial Accounting Standard ("SFAS") No. 142, "Goodwill and Other Intangible Assets" and SFAS No. 144 "Accounting for the Impairment of Disposal of Long-Lived Assets," the Company applied impairment tests to its intangible assets, including goodwill. As of March 31, 2008, the Company determined its reporting units to be the same as its operating segments. See Note 7. As a result of this testing and in accordance with SFAS No. 142, the Company recorded a pre-tax, non-cash charge of approximately $1.1 million in the first quarter of 2008 related to the impairment of intangible assets and goodwill associated with the acquisition of Sonoma Foods in April 2005. In addition to management's evaluation of the Sonoma Foods reporting unit, the Company agreed to terminate the employment agreements with the minority shareholders of Sonoma Foods and enter into separate severance agreements (Note 11). The Company recorded severance charges of $466,000 related to the severance agreements during the first quarter of 2008. No payments were made under those agreements as of March 31, 2008. The Company expects to make such severance payments over the period ending April 7, 2009.

         Segment Results:

         The Company operates in two segments: Gourmet Foods Products and Sonoma Cheese Products.

         Gourmet Foods Products Results:


                                                                 Three Months Ended
                                                           ----------------------------
                                                             March 31,       March 31,
                                                               2008            2007
                                                           ----------------------------
         Gourmet Foods Products
                   Net Revenues                            $     24,210    $     22,702
                   Gross Profit                            $      6,589    $      6,573
                   Operating Profit                        $        206    $        632

Pasta branded products grew 40% when comparing the first quarter 2008 with the first quarter of 2007. The Casual Gourmet branded products grew by 180%. These increases were offset by a 59% reduction in tamale sales, and a 77% reduction in our frozen entree products. The gross margin percentage of 27.2% for the first quarter of 2008 decreased compared to 29.0% for the first quarter of 2007 due mainly to the increased costs of commodities. In March of 2008, the Company implemented a price increase to compensate for the increased commodity costs. In addition, the Company paid $138,000 in slotting costs to introduce its new organic pasta line which also reduced overall gross margins. SG&A as a percent of net revenues for the three months ended March 31, 2008 was 26.4% compared to 26.2% for the three months ended March 31, 2007. The increase in SG&A for 2008 compared to 2007 is due to increases of $46,000 in legal fees,$135,000 in freight costs, and $251,000 in wages and salaries.

         Sonoma Cheese Products results:


                                                                 Three Months Ended
                                                           ----------------------------
                                                             March 31,       March 31,
                                                               2008            2007
                                                           ----------------------------
         Sonoma Cheese Products
                   Net Revenues                            $      1,413    $      2,013
                   Gross Profit                            $       (400)   $        358
                   Operating Profit                        $     (2,583)   $       (165)

         Sales of packaged cheese products have declined as a result of slowing sales of processed cheese, a category that was initiated shortly after the acquisition of Sonoma Foods. The supplier of these products has agreed to assume the responsibility of these sales starting in the second quarter of 2008. The Company signed a licensing agreement with this supplier whereby it can use the Company's trademarks for a royalty fee, maintain the current customer base, and grow the product line. As a result the Company will eliminate slow and unprofitable items and write down excess inventories of these and other items.

         Also, in the first quarter of 2008, the Sonoma Cheese Products Segment saw a significant reduction in its sales to its customers. Due to the reduced sales in March and the accelerating losses from this segment, the Company determined that a triggering event under SFAS 142 occurred and therefore tested for the impairment of goodwill and other intangible assets. As a result of the impairment test, the Company recorded a pre-tax, non-cash charge of $1.1 million in the first quarter of 2008 related to the impairment of intangible assets associated with the Sonoma acquisition on April 7, 2005.

         In addition, and as a subsequent event, on April 18, 2008, the Company, Sonoma Foods, Inc., and the shareholders of Sonoma entered into an agreement amending the Purchase Agreement dated April 7, 2005, pursuant to which the Company agreed to acquire all of the outstanding shares of Sonoma. Pursuant to the Amendment, the Company's purchase of the remaining 20% of Sonoma's outstanding shares not already owned by the Company was accelerated and the purchase price was set at $50,000, plus a potential earn-out based upon an agreed formula. At the same time, the Company and the Shareholders terminated existing employment agreements with the Shareholders and entered into severance arrangements which provide for payments and benefits substantially equivalent to those provided by the former employment agreements.

Liquidity and Capital Resources

         During the three month period ended March 31, 2008, $131,000 of cash was used in the Company's operations, compared to $315,000 of cash provided by operations for the three months ended March 31, 2007. The cash used in operations of $131,000 reflects the Company's net loss from operations of ($1,531,000) less an increase in deferred taxes of ($812,000) (a) with the following items, not representing cash flows, added back: depreciation, amortization, loss on disposition of assets, and stock-based compensation totaling $856,000 in generated cash, (b) with the following items also added back: a non cash impairment charge of $1,140,000, plus the provisions for allowances for bad debts, returns, adjustments, spoils, and inventory of $1,760,000, and (c) offset by an increase in working capital due to timing differences of terms offered by the Company to its customers and the terms offered to the Company by its suppliers, which reduced the Company cash balances (changes in assets and liabilities) by ($1,544,000).

         Stock-based compensation expense accounted for $87,000 of non cash expense. Capital expenditures were $283,000 in the three months of 2008 compared to $315,000 for the three months ended March 31, 2007. Capital spending in 2008 reflected spending to finish projects started in calendar year 2007. The Company is planning to spend approximately $4.5 million in capital in 2008 due to the leasing of a new facility in Seattle, Washington.

         Funds used for the repurchase of common stock totaled $897,000 for the quarter ended March 31, 2008. 302,371 shares were repurchased at an average price of $2.97. For the program to date the Company has purchased 517,371 shares for $1,554,000 with an average purchase price of $3.00. In addition, during the first three months of 2008, the Company paid down debt of $79,000 and has no outstanding long-term debt as of March 31, 2008.

         During the first three months of 2008, the Company issued 5,612 shares under its Employee Stock Purchase Plan and received cash of $13,000. Additionally, 10,000 shares of common stock were issued during the same period as part of employee option exercises with proceeds to the Company of $12,000. During the three months ended March 31, 2007, by comparison, proceeds from the purchase of 5,378 shares under the Employee Stock Purchase Plan were $16,000, and there were 10,000 options exercised with proceeds of $20,000.

         As of March 31, 2008 the Company had $4.2 million of cash recorded on its balance sheet and working capital of $14.7 million.

         The Company finances its operations and growth primarily with cash flows generated from operations. The Company has a $5.0 million working capital line of credit which is currently unused. The working capital line of credit commitment expires June 30, 2008. In addition, the Company has a letter of credit in the amount of $800,000 which is issued in favor of an insurance company to support the outstanding liabilities a self-funded worker's compensation program. The letter of credit expires January 2, 2009.

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


                                                   Payments due by period
                        ----------------------------------------------------------------------------
Contractual obligations                  Less than                                        More than
(in  thousands)             Total          1 year        1 - 3 years     3 - 5 years      5 years
                        ------------    ------------    ------------    ------------    ------------
Operating leases        $     12,147    $      1,534    $      3,335    $      3,074    $      4,204
                        ----------------------------------------------------------------------------
Total                   $     12,147    $      1,534    $      3,335    $      3,074    $      4,204
                        ============================================================================

         The Company has a standby letter of credit in favor of an insurance company for $800,000 for Worker's Compensation insurance which expires on January 2, 2009. The Company also purchases custom made finished products ready for sale from certain suppliers ("co-packer"). From time to time, these co-packers acquire raw materials that are specific to the products being manufactured for the Company. The Company has oral agreements with these co-packers that if the Company ceases selling these products, the Company will purchase the residual inventory from the co-packers. As of March 31, 2008, the Company has set up a reserve for inventory for products held at one or more of these co-packers.

Stock Repurchase Program

         The Company commenced a public repurchase program of its common stock in December 2007. The Company may choose to continue purchases of its common stock in the future. Funds used for the repurchase of common stock totaled $897,000 for the quarter ended March 31, 2008. 302,371 shares were repurchased at an average price of $2.97. For the program to date the Company has purchased 517,371 shares for $1,554,000 with an average purchase price of $3.00.

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

Income Taxes

         The Company accounts for corporate income taxes in accordance with the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") 109, "Accounting for Income Taxes" which requires an asset and liability approach. This approach results in the recognition of deferred tax assets (future tax benefits) and liabilities for the expected future tax consequences of temporary timing differences between the book carrying amounts and the tax basis of assets and liabilities. Future tax benefits are subject to a valuation allowance to the extent of the likelihood that the deferred tax assets may not be realized. The Company's deferred tax assets include significant amounts of net operating losses ("NOLs"). In 2007 the Company assessed its valuation allowance based on its evaluation of the sources of future taxable income and the likelihood of realization of such deferred tax assets and partially reduced the valuation allowance because of the Company's 2007 income position and projected future taxable income. In the first quarter of 2008, and as a result of the impairment of certain intangible assets of Sonoma Foods, the Company again assessed its valuation allowance based on the same fore-mentioned criteria. The amount of the valuation allowance is significantly dependant on management's assumptions regarding future taxable income and the availability of these NOLs to offset future taxable income. The effect on the Company's net income is significant whenever the estimate changes. For business combinations, the Company must record deferred taxes and liabilities relating to the book versus tax basis differences of acquired assets and liabilities. Generally, such business combinations result in deferred tax liabilities as the book values are reflected at fair value whereas the tax basis is carried over from the acquired company. Such deferred taxes initially are estimated based on preliminary information and are subject to change as valuations and tax returns are finalized.

         The Company adopted the provisions of FASB Interpretation No. 48 "Accounting for Uncertainty of Income Taxes - An Interpretation of FASB Statement No. 109" ("FIN 48") on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS 109"). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. The total amount of unrecognized tax benefits as of the date of adoption was not material. As a result of the implementation of FIN 48, the Company recorded no increase in the liability for unrecognized tax benefits and the balance of unrecognized tax benefits was zero at December 31, 2007 and March 31, 2008.

Inventory Valuation

         Inventories are stated at the lower of cost (using the first-in, first-out method) or market and consist principally of component ingredients to the Company's refrigerated pasta and sauces, finished goods, and packaging materials. Many of the ingredients used in the Company's products have a short shelf life and if not used in a certain amount of time may spoil. Management estimates that the raw material will be used in a timely manner; however, management has established certain reserves for the potential of inventory obsolescence, especially for slow moving inventory. As of March 31, 2008, the Company reduced the carrying value of its inventory by $658,000 which is an increase of $504,000 as of December 31, 2007. This write-down was made to cover certain refrigerated raw material inventory that is nearing its shelf-life, and certain packaging labels for products that may be rotated out of the Club Store accounts, products that have already been rotated out of the Club Store accounts that may or may not be rotated back into the Club Store accounts, and products that have been discontinued especially certain items associated with Sonoma Cheese. The allowance is established based on management's estimate of alternative usage or salvage value of obsolete inventory. Management believes its estimates for spoiled and obsolete inventory is adequate given the current volume of business to its current customers.

Workers Compensation Reserve

         The Company's California and Oregon locations entered into a partially self-insured worker's compensation program for fiscal year 2003 and continued the program through December 31, 2007. This program featured a fixed annual payment, with a deductible on a per occurrence basis. The annual expense consists of a base fee paid to an insurance company to administer the program, direct cash expenses to pay for injuries, an estimate for potential injuries that may have occurred but have not been reported, an estimate by the insurance company of costs to close out each injury and an estimate for injury development. The Company has been on this partially self-insured program for just over five years and therefore has limited history of claim resolution available to support the Company's projected liabilities. Therefore the Company is using published industry actuarial data from an insurance carrier and reviewing each claim individually to determine the amount of reserves that should be established. As of March 31, 2008, the Company has an outstanding liability of $504,000 associated with claims from 2003 through 2007. Starting with calendar year 2008, the Company has switched to a guaranteed fixed cost for worker's compensation insurance because the premiums for the guaranteed fixed costs insurance are now competitively priced and eliminate the risk of a partially self-insured program.

Revenue Recognition

         The Company recognizes revenues through sales of its products primarily to grocery and club store chains. Revenues are recognized once there is evidence of an arrangement (such as a customer purchase order), product has been shipped or delivered to the customer depending on the customer's sales order and invoice documentation, the price and terms are fixed, and collectibility is reasonably assured. Accordingly, sales are recorded when goods are shipped or delivered, at which time title and risk of loss have passed to the customer, consistent with the freight terms for most customers. For new customers, all revenue is recognized based on FOB shipping point. Potential returns, adjustments and spoilage allowances are considered as a reduction in revenues and are provided for in accounts receivable allowances and accruals. The Company also uses co-packers to process some of its purchase orders. The Company records the revenues from these sales on a gross basis as it has inventory risk and is the primary obligors. The Company records its shipping cost for product delivered to customers in selling, general, and administrative expense. Any amounts charged to customers for freight and deliveries are included in revenues. Certain incentives granted to customers such as promotions, trade ads, slotting fees, terms discounts, and coupons are recorded as offsets to revenues.

Valuation of Goodwill/Indefinite-lived Intangible Assets

         Under SFAS 142, "Goodwill and Other Intangible Assets" goodwill and intangible assets with indefinite useful lives are to be tested for impairment at least annually. The primary identifiable intangible assets of the Company's reporting unit with indefinite lives are trademarks, tradenames and goodwill acquired in business acquisitions. As of March 31, 2008, the net book value of tradename and trademarks and other identifiable indefinite-lived intangible assets was $1.7 million.

         The Company defines a reporting unit as a unit one level below its operating segment. A reporting unit exists if the component constitutes a business for which discrete financial information is available and segment managers regularly review the operating results of the component. As of December 31, 2007, the Company determined that it had one reporting unit based on the Company's internal reorganization which integrated the Company's brands to a more functional reporting structure. On March 20, 2008, the Company's management met to review the discrete financial information for Sonoma Foods and implemented certain changes as a result of the reduced sales and profits of Sonoma Foods. The changes made resulted in Sonoma Foods being defined as a separate reporting unit and a separate reporting segment.

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

         Goodwill is not amortized but is subject to periodic assessments of impairment. At March 31, 2008, the Company had $12.2 million of goodwill on its books. Goodwill is assessed for impairment at least as often as annually and as triggering events may occur. The Company performs its annual review in the fourth quarter of each year. Recoverability of goodwill is evaluated using a comparison of the fair value of a reporting unit with its carrying value.

         As of December 31, 2007, the Company's internal reorganization in which the Company operated under one reporting unit, management primarily relied on the Company's market capitalization to determine fair value of its reporting unit.

         On March 20, 2008, due to the reduced sales and projected negative gross margin on the Sonoma Cheese products, management decided it needed to review additional discrete detail regarding this brand. Therefore, management set it up as a separate reporting unit. By doing so, and because of the poor performance of Sonoma Foods, the Company was required to review and impair the intangible assets for the quarter ended March 31, 2008. In making assessments, management relies on a number of factors to discount anticipated future cash flows including operating results, business plans and present value techniques. Rates used to discount cash flows are dependent upon interest rates and the cost of capital at the relevant point in time. There are inherent uncertainties related to these factors and management's judgment in applying them to the analysis of goodwill impairment. It is possible that assumptions underlying the impairment analysis will change in such a manner that impairment may occur in the future.

         Valuation of Plant and Equipment and finite-lived Intangible Assets

         In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-lived Assets ("SFAS 144"), management reviews finite-lived long-lived assets, primarily consisting of plant and equipment and amortized intangible assets such as acquired recipes, customer lists and non-compete agreements, whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Intangible assets with finite useful lives continue to be amortized over their respective estimated useful lives. The estimated useful life of an identifiable intangible asset is based upon a number of factors, including the effects of demand, competition, and future cash flows. For these assets, if the total expected future undiscounted cash flows from the asset group are less than the carrying amount of the asset group, an impairment loss is recognized for the difference between the fair value and the carrying value of the asset group. The impairment tests require management to estimate the undiscounted cash flows and fair value of the asset groups. As of March 31, 2008, the net book value of finite-lived intangible assets was $4.4 million.

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

Impairment of Sonoma Foods

         As a result of a significant reduction in sales at Sonoma Foods, particularly in March 2008, the Company determined that indicators of impairment existed for the Sonoma Foods intangible assets. Accordingly, in accordance with Statement of Financial Accounting Standard ("SFAS") No. 142, "Goodwill and Other Intangible Assets" and SFAS No. 144 "Accounting for the Impairment of Disposal of Long-Lived Assets," the Company applied impairment tests to its intangible assets, including goodwill. As of March 31, 2008, the Company determined its reporting units to be the same as its operating segments. See Note 8. As a result of this testing and in accordance with SFAS No. 142, the Company recorded a pre-tax, non-cash charge of approximately $1.1 million in the first quarter of 2008 related to the impairment of intangible assets and goodwill associated with the acquisition of Sonoma Foods in April 2005.

         Prior to performing Step 1 of the goodwill impairment testing process for a reporting unit under SFAS 142, if there is reason to believe that other non-goodwill related intangible assets (finite or indefinite lived) may be impaired, these other intangible assets must first be tested for impairment under SFAS 142 or SFAS 144. Assets governed by SFAS 144 require a recoverability test whereby the gross undiscounted cash flows are determined specific to the asset. If the sum of the gross undiscounted cash flows for the fixed-life intangible asset exceeds the carrying value of that asset, the test results in no impairment to the asset. If not, then the fair value of the asset must be determined and the impairment is measured by the differential between the fair value and the carrying value. For non-goodwill related indefinite-lived assets, a fair value determination is made. If the carrying value of the asset exceeds the fair value, then impairment occurs. The carrying values of these assets are impaired as necessary to provide the appropriate carrying value for the goodwill impairment calculation.

         Based on the impairment evaluation as of March 31, 2008, it was determined that the identifiable intangible assets of Sonoma Foods (including non-competition agreements and trade name) were impaired. No impairment charge existed for the customer lists under SFAS 144 as their undiscounted cash flows were sufficient to recover the carrying value. However, the Sonoma Foods covenant not to compete was determined to be impaired by $32,000 under SFAS 144. The indefinite life trade name was determined to be impaired by $61,000 and such impairment charge was measured in accordance with SFAS 142 as the excess of the carrying value over the fair value of the asset.

         After considering the results of the intangible asset impairments, the Company compared the fair value of the Sonoma Foods reporting unit to its carrying value and determined that the reporting unit was impaired. In order to measure the Sonoma Foods goodwill impairment, the Company computed the residual fair value of Sonoma Foods goodwill, based on the fair value of the Sonoma Foods reporting unit and the fair values of individual Sonoma Foods assets and liabilities. The fair value of such goodwill was less than the related carrying value and the Company recorded an impairment charge of $1,047,000.

         The Company's impairment evaluations were performed by management. The evaluations of both goodwill and other intangible assets included reasonable and supportable assumptions and projections and were based on estimates of projected future cash flows. Sonoma Foods experienced lower than anticipated sales during March 2008 and our most recent projections indicate sales will be lower than anticipated for the entire year. These estimates assume that Sonoma will be able to maintain its current, but reduced distribution. These estimates of future cash flows are based upon the Company's experience, historical trends, estimates of future profitability and economic conditions. Future estimates of profitability and economic conditions require estimating such factors as sales growth, employment rates and the overall economics of the retail food industry for five to ten years in the future, and are therefore subject to variability, are difficult to predict and in certain cases, beyond the Company's control. The assumptions utilized by management were consistent with those developed in conjunction with the Company's long-range planning process. If the assumptions and projections underlying these evaluations are not achieved, or should the Company ultimately adopt and pursue different long-range plans, the amount of the impairment could be adversely affected. Accordingly, there can be no assurance that there will not be additional impairment charges in the future based on future events and that the additional charges would not have a materially adverse impact of the Company's financial position or results of operations.

         The fair value of the Sonoma Foods reporting unit was estimated based on a combination of three approaches; 1) discounted cash flows, 2) comparable company valuations and 3) comparable transaction valuations. The fair value of the Sonoma Foods intangible assets for purposes of the impairment tests were estimated primarily based on discounted cash flows models. The discounted cash flow models were based on the Company's internal plans related to the future cash flows of Sonoma Foods' assets. The evaluation used a discount rate of 14.0% and future cash flows over the life of the related intangible asset.

         As a result of the impairment charge to the intangible assets, when testing goodwill impairment for the reporting unit under SFAS 142, the carrying value of the reporting unit still exceeded the fair value and accordingly goodwill was also impaired. Upon completion of step two of the impairment test, the Company recorded an impairment loss of $1.1 million related to non-competition agreements, trade name, and goodwill, which was reflected in impairment of intangible assets on the Company's statement of operations. The decline in the fair value of Sonoma Foods was principally due to reductions in sales and a reduction in profits.

Accounting for Stock-Based Awards

         On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, "Share-Based Payment" ("SFAS 123R"). The Company adopted the fair value recognition provisions of SFAS 123R, using the modified prospective transition method. As a result of adopting SFAS 123R, the Company recorded a pre-tax expense of $87,000 for stock-based compensation for the three months ended March 31, 2008 compared to $153,000 for the three months ended March 31, 2007.

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

         The Company offers its customers distinctive packaging, and incorporates color graphics and product photography in a contemporary look. The packaging is created to communicate to the consumer (1) higher product quality,
(2) ease and swiftness of preparation, and (3) appetite appeal to encourage point of sale purchase and to show a variety in product choice. The Company continues to improve its products to enhance the dining experience. This package is designed to both strengthen the Monterey Gourmet Foods brand recognition and reinforce its positioning as a premium quality product.

         The Company employs one full-time executive chef and has hired additional outside culinary consultants to develop new products. Recent introductions include a line of whole wheat fresh pastas, sauces, and dips. The Company is the first to introduce whole wheat pasta and all organic pasta in the refrigerated pasta category. Sales of these items have helped grow the retail branded category. The Company also recently introduced a new line of fresh tamales under the Isabella's Kitchen brand and frozen meal solutions under the Casual Gourmet Foods brand.

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

         Major Customers

         Two of the Company's customers, Costco Wholesale and Sam's Club, accounted for 53% and 14%, respectively, of the Company's net revenues for the three months ended March 31, 2008. No other customer accounted for greater than 10% of net revenues for the period.


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

         In the ordinary course of its business the Company enters into commitments to purchase raw materials over a period of time, generally six months to one year, at contracted prices. At March 31, 2008 these future commitments were not at prices in excess of current market, or in quantities in excess of normal requirements. The Company does not utilize derivative contracts either to hedge existing risks or for speculative purposes.

         Interest Rate Risk

         The Company invests excess cash in variable income investments consisting of cash equivalents. The magnitude of the interest income generated by these cash equivalents is affected by market interest rates. Management does not use marketable securities or derivative financial instruments in its investment portfolio.

         The interest payable on the Company's bank line of credit is based on variable interest rates and therefore affected by changes in market interest rates. As of March 31, 2008, the Company does have any loans with variable interest rates.

         Currency Risk

         During the three months ended March 31, 2008, the Company did not sell any product in currency other than US dollars.


Item 4.   Controls and Procedures

         Evaluation of Disclosure Controls and Procedures

         As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (together the "Certifying Officers"), of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008, the end of the period covered by this report. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective as of March 31, 2008 to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our Certifying Officers, as appropriate, to allow for timely decisions regarding required disclosure.

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

         Changes in Internal Controls

         There has been no change during the company's fiscal quarter ended March 31, 2008 in the company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

Item 4T. Controls and Procedures

         See Item 4 above.

                           PART II. OTHER INFORMATION

Item 1A. Risk Factors

         In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. The Company is not aware of any other material changes to the risks described in our latest Annual Report on Form 10-K.

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

                                       MONTEREY GOURMET FOODS
Date: May 14, 2008
                                       By: /s/ ERIC C. EDDINGS
                                           -------------------------------------
                                           Eric C. Eddings
                                           Chief Executive Officer


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

  3.1 Certificate of Incorporation dated August 1, 1996 (incorporated by reference from Exhibit B to the Company's Definitive Proxy Statement for its August 1, 1996 Special Meeting of Shareholders filed June 27, 1996 )
  3.2 Amendments of Articles I and IV of Delaware Certificate of Incorporation (incorporated by reference from Exhibits 3 and 4 to the Company's Definitive Proxy Statement for its 2004 Annual Meeting of Shareholders filed June 21, 2004)
  3.3    Bylaws of the Company, as amended. Incorporated by reference from
         Exhibit 3.3 filed with the Company's Form 10-Q for the quarter ended June 30, 2005 filed with the Commission.
  4.1 Form of Investor Warrant, issued by Monterey Gourmet Foods, Inc. to the investors in connection with the June 28, 2006 private offering. (incorporated by reference from Exhibit 10.31 filed with the Company's Form 8-K on June 13, 2006)
  4.2    Registration Rights Agreement (incorporated by reference from Exhibit
         10.29 filed with the Company's Form 8-K on June 13, 2006)
 10.1* 2002 Stock Option Plan, as amended on March 3, 2006. Incorporated by reference from Exhibit 10.1 to the Company's Form 10-Q for the quarter ended March 31, 2006
 10.2*   1995 Employee Stock Purchase Plan (incorporated by reference from
         Exhibit 10.15 to the Company's Form 10-K for the fiscal year ended January 1, 1995
 10.3 Monterey County Production Facility Lease of the Company, as amended (incorporated by reference from Exhibit 10.03 to the Company's Registration Statement on Form SB-2 filed with the Commission (the "SB-2)) on August 29, 1993
 10.4 Amendment No. 1 dated February 1, 1995 and Amendment No. 2 dated March 1, 1995 to Monterey County Production Facility Lease of the Company (incorporated by reference from Exhibit 10.6 filed with the Company's Form 10-K for the fiscal year ended December 31, 1995) filed April 1, 1996(the "1995 Form 10-K")
 10.5 Amendment No. 3 dated September 12, 1997, and Amendment No. 4 dated February 6, 1998 to Monterey County Production Facility Lease of the Company (incorporated by reference from Exhibit 10.5 filed with the Company's September 27, 1998 Quarterly Report on Form 10-Q filed November 4, 1998 ("1998 Q3 10-Q"))
 10.6 Trademark Registration--MONTEREY PASTA COMPANY and Design, under Registration No. 1,953,489, registered on January 30, 1996 with the U.S. Patent and Trademark Office (incorporated by reference from
         Exhibit 10.27 to the 1995 Form 10-K)
 10.7* Employment letter dated September 15, 2006 to Chief Executive Officer Eric C. Eddings (incorporated by reference from Exhibit 10.1 filed with the Company's Form 8-K filed September 20, 2006)
 10.8 Agreement for Handling and Storage Services between the Company and CS Integrated LLC dated February 5, 1999 (incorporated by reference to
         Exhibit 10.21 to the Company's 1998 Form 10-K for the fiscal year ended December 27, 1998, filed March 17, 1999
 10.9 Royalty agreement dated July 12, 1999 between Company and Chet's Gourmet Foods, Inc. (incorporated by reference to Exhibit 10.25, in the Company's September 26, 1999 Quarterly Report on Form 10-Q filed November 9, 1999 ("1999 Q3 10-Q"))
 10.10 Storage Agreement Manufactured Products dated August 3, 1999 between the Company and Salinas Valley Public Warehouse (incorporated by reference to Exhibit 10.26, filed with the Company's 1999 Q3 10-Q)
 10.11 Commercial Lease dated August 10, 1999 between Company and Salinas Valley Public Warehouse (incorporated by reference to Exhibit 10.27, filed with the Company's 1999 Q3 10-Q)
 10.12 Commercial lease dated January 1, 2000 between the Company and PTF for Operating Engineers, LLC (incorporated by reference to Exhibit 10.32, in the Company's June 25, 2000 Quarterly Report on Form 10-Q filed on August 4, 2000)
 10.13 Lease Extension and Modification Agreement between the Company and Marco Warehouse d.b.a. Salinas Valley Public Warehouse dated September 1, 2001 (incorporated by reference to Exhibit 10.40 in the Company's September 30, 2001 Quarterly Report on Form 10-Q filed on November 7,
         2001)
 10.14 Commercial lease dated August 23, 2002 between the Company and Mel Bankoff (incorporated by reference from Exhibit 10.43 filed with the Company's Report on Form 8-K on August 30, 2002)
 10.15 Commercial lease dated January 3, 2003 between the Company and Conrad Family Trust (incorporated by reference from Exhibit 10.44 filed with the Company's Form 10-K for the fiscal year ended December 29, 2002, filed on February 14, 2003)
 10.16 Third Lease modification to Commercial lease dated August 8, 2006 between the Company and PTF for Operating Engineers, LLC for storage space in Monterey County, California

 10.17 Lease Extension and Modification Agreement between the Company and Kenneth Salma and Pattie Salma dated August 24, 2005 (incorporated by reference from Exhibit 10.18 filed with the Company's September 30, 2005 Quarterly Report of Form 10-Q filed on November 14, 2005.)
 10.18 Stock Purchase Agreement by and among Monterey Gourmet Foods, Inc., Sonoma Foods, Inc., and Its Shareholders dated April 7, 2005 (incorporated by reference from Exhibit 2.01 filed with the Company's 8-K on April 13, 2005)
 10.19 Amendment to Stock Purchase agreement dated April 18, 2008. Incorporated by reference from Exhibit 10.1 to the Company's current Report on Form 8-K filed April 24, 2008.
 10.20 Third Modification to Business Loan Agreement between the Company and Comerica Bank dated January 5, 2005.(incorporated by reference to
         Exhibit 10.33 filed with the Company's Form 10-K for the fiscal year ended December 26, 2004, filed on March 25, 2005
 10.21 Fourth Modification to Business Loan Agreement between the Company and Comerica Bank dated April 11, 2005 (incorporated by reference from
         Exhibit 10.24 to the Company's Form 10-Q for the quarter ended June 30, 2005 filed with the Commission).
 10.22 Securities Purchase Agreement, dated as of June 12, 2006, (incorporated by reference from Exhibit 10.28 filed with the Company's 8-K on June 13, 2006)
 10.23 Employment Agreement dated September 15, 2006 with Company Chief Executive officer Eric Eddings (incorporated by reference from Exhibit
         10.1 filed with the Company's Current Report on Form 8-K/A filed September 21, 2006)
 10.24 Commercial Lease dated November 15, 2007 between the Company and RREEF America REIT II Corp II (incorporated by reference from Exhibit 10.27 filed with the Company's report on Form 8-K on November 21, 2007.
 10.26 Commercial lease extension dated December 24, 2007 between the Company and the McCabe Trust. Incorporate by reference from Exhibit 10.26 filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2007.
 31.1** Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
 31.2** Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
 32.1** Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
 32.2** Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Management contract or compensatory plan or arrangement covering executive officers or directors of the Company and/or its subsidiaries.

**   filed herewith