Form 10-Q
period 2008-06-30
MONTEREY GOURMET FOODS
filed 2008-08-13
CIK 913032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2008.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated Filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

          At August 13, 2008, 16,747,717 shares of common stock, $.001 par value, of the registrant were outstanding.

MONTEREY GOURMET FOODS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

MONTEREY GOURMET FOODS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	June 30, 2008	December 31, 2007

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,184	$5,541
Accounts receivable less allowances of $662 and $981	6,460	8,587
Inventories	6,710	7,865
Deferred tax assets-current	703	703
Prepaid expenses and other	958	1,084

Total current assets	21,015	23,780

Property and equipment, net	14,821	14,280
Deferred tax assets-long term	2,646	2,646
Deposits and other	293	243
Intangible assets, net	5,916	6,346
Goodwill	12,164	13,211

Total assets	$56,855	$60,506

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,243	$6,160
Accrued payroll and related benefits	1,055	1,192
Accrued and other current liabilities	1,221	962
Current portion of notes, loans, and capital leases payable	—	50

Total current liabilities	7,519	8,364

Notes, loans, and capital leases payable, less current portion	—	29

Minority interest	—	159

Stockholders’ equity:
Preferred stock, $.001 par value, 1,000,000 shares authorized, none outstanding	—	—
Common stock, $.001 par value, 50,000,000 shares authorized, 17,372,588 and 17,356,976 issued and 16,747,717 and 17,141,976 outstanding	17	17
Additional paid-in capital	60,680	60,462
Treasury stock 624,871 and 215,000 shares, respectively, at cost	(1,789)	(657)
Accumulated deficit	(9,572)	(7,868)

Total stockholders’ equity	49,336	51,954

Total liabilities and stockholders’ equity	$56,855	$60,506

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONTEREY GOURMET FOODS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands except earnings per share numbers and share totals)

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Net revenues	$23,909	$24,529	$49,532	$49,244
Cost of sales	16,990	17,790	36,424	35,574

Gross profit	6,919	6,739	13,108	13,670

Selling, general and administrative expenses	6,398	6,005	13,349	12,457

Impairment and restructuring	—	—	1,606	—

Loss on disposition of assets	(7)	—	(16)	(12)

Operating income (loss)	514	734	(1,863)	1,201

Other income, net	106	3	114	4

Interest income, net	22	38	48	66

Income (loss) before provision for income tax expense	642	775	(1,701)	1,271
Income tax provision	(815)	(311)	(3)	(509)

Net income (loss)	$(173)	$464	$(1,704)	$762

Basic income (loss) per share	$(0.01)	$0.03	$(0.10)	$0.04

Diluted income (loss) per share	$(0.01)	$0.03	$(0.10)	$0.04

Weighted average primary shares outstanding	16,838,981	17,323,025	16,934,987	17,320,347
Weighted average diluted shares outstanding	16,838,981	17,478,266	16,934,987	17,485,003

The accompanying notes are an integral part condensed consolidated financial statements.

MONTEREY GOURMET FOODS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands of dollars)

	Six Months Ended

	June 30, 2008	June 30, 2007

Cash flows from operating activities:
Net income (loss)	$(1,704)	$762
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income taxes	—	509
Depreciation and amortization	1,498	1,427
Impairment and restructuring	1,465	—
Provisions for allowances for bad debts, returns, adjustments and spoils	2,993	2,489
Provisions for inventory	543	127
Stock-based compensation	192	335
Loss on disposition of assets	16	12
Gain on acquisition of minority interest	(109)	—
Changes in assets and liabilities:
Accounts receivable	(866)	(369)
Inventories	612	34
Prepaid expenses	126	9
Deposits and other	(50)	3
Accounts payable	(917)	(2,377)
Accrued liabilities	(202)	(880)

Net cash provided by operating activities	3,597	2,081

Cash flows from investing activities:
Purchase of property and equipment	(1,734)	(651)
Proceeds from sale of fixed assets	15	—
Acquisition of minority interest	(50)	—

Net cash used in investing activities	(1,769)	(651)

Cash flows from financing activities:
Repayment of debt	(44)	(67)
Repayment of capital lease obligations	(35)	(24)
Purchase of treasury stock	(1,132)	—
Proceeds from issuance of common stock	26	36

Net cash used in financing activities	(1,185)	(55)

Net increase in cash and cash equivalents	643	1,375

Cash and cash equivalents, beginning of period	5,541	4,281

Cash and cash equivalents, end of period	$6,184	$5,656

	June 30, 2008	June 30, 2007

Cash payments:
Interest	$2	$39
Income Taxes	$103	$10

The accompanying notes are an integral part condensed consolidated financial statements.

MONTEREY GOURMET FOODS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

          The condensed consolidated financial statements have been prepared by Monterey Gourmet Foods, Inc. (the “Company”) and are unaudited. The financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not necessarily include all information and footnotes required by generally accepted accounting principles, and should be read in conjunction with the Company’s 2007 Annual Report on Form 10-K. In the opinion of the Company, all adjustments necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows as of June 30, 2008 have been recorded. A description of the Company’s accounting policies and other financial information is included in the audited consolidated financial statements as filed with the Securities and Exchange Commission (“SEC”) in the Company’s Form 10-K for the year ended December 31, 2007. The consolidated results of operations for the interim quarterly periods are not necessarily indicative of the results expected for the full year.

2.	Impairment and Restructuring

          As a result of a significant reduction in sales at Sonoma Foods, particularly in March 2008, the Company determined that indicators of impairment existed for the Sonoma Foods intangible assets in the first quarter of 2008. Accordingly, in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” and SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company applied impairment tests to its intangible assets, including goodwill during the first quarter of 2008. The Company determined its reporting units to be the same as its operating segments. See Note 8. As a result of this testing and in accordance with SFAS No. 142, the Company recorded a pre-tax, non-cash charge of approximately $1.1 million in the first quarter of 2008 related to the impairment of intangible assets and goodwill associated with the acquisition of Sonoma Foods in April 2005.

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

          The Company’s impairment evaluations were performed by management. The evaluations of both goodwill and other intangible assets included reasonable and supportable assumptions and projections and were based on estimates of projected future cash flows. Sonoma Foods experienced lower than anticipated sales during March 2008 and our most recent projections indicate sales will be lower than anticipated for the entire year. These estimates assume that Sonoma will be able to maintain its current, but reduced distribution. These estimates of future cash flows are based upon the Company’s experience, historical trends, estimates of future profitability and economic conditions. Future estimates of profitability and economic conditions require estimating such factors as sales growth, employment rates and the overall economics of the retail food industry for five to ten years in the future, and are therefore subject to variability, are difficult to predict and in certain cases, beyond the Company’s control. The assumptions utilized by management were consistent with those developed in conjunction with the Company’s long-range planning process. If the assumptions and projections underlying these evaluations are not achieved, or should the Company ultimately adopt and pursue different long-range plans, the amount of the impairment could be adversely affected. Accordingly, there can be no assurance that there will not be additional impairment charges in the future based on future events and that the additional charges would not have a materially adverse impact of the Company’s financial position or results of operations.

          The fair value of the Sonoma Foods reporting unit was estimated based on a combination of three approaches; 1) discounted cash flows, 2) comparable company valuations and 3) comparable transaction valuations. The fair value of the Sonoma Foods intangible assets for purposes of the impairment tests were estimated primarily based on discounted cash flows models. The discounted cash flows models were based on the Company’s internal plans related to the future cash flows of Sonoma Foods’ assets. The evaluation used a discount rate of 14.0% and future cash flows over the life of the related intangible asset.

          As a result of the impairment charge to the intangible assets, when testing goodwill impairment for the reporting unit under SFAS 142, the carrying value of the reporting unit still exceeded the fair value and accordingly goodwill was also impaired. Upon completion of step two of the impairment test, the Company recorded an impairment loss of $1.1 million related to non-competition agreements, trade name, and goodwill, which was reflected in impairment of intangible assets on the Company’s statement of operations. The decline in the fair value of Sonoma Foods was principally due to reductions in sales and a reduction in profits.

          The Company has acquired four companies since 2003 and other companies before that time. In the third quarter of 2006, the Company as part of its assessment of its intangible assets impaired its intangible assets of Casual Gourmet Foods by $3.1 million. The Company also recorded an impairment of $58,000 in 2007 related to the Sonoma Foods’ tradenames and an additional $1.1 million in March 2008 related to Sonoma’s intangible assets and goodwill. The Company has recorded net intangible assets of $5.9 million and goodwill of $12.1 million as part of the acquisitions. Some of these intangible assets are amortized over a certain period of time. If these assets become impaired, the assets will be expensed in the periods when they become impaired, with a negative impact on profitability for that period.

          Goodwill and other intangible assets consist of (in thousands):

	Gross goodwill and intangible assets		December 31, 2007

	Year-end 2006	Impairments 2007	Gross	Accumulated Amortization	Carrying Amount

Trademarks and tradenames	$220	$—	$220	$220	$—
Customer lists	5,982	—	5,982	2,546	3,436
Other intangibles	2,112	—	2,112	978	1,134

Total amortized intangible assets	8,314	—	8,314	3,744	4,570

Intangible assets with indefinite lives	1,834	(58)	1,776	—	1,776

Total intangible assets	10,148	(58)	10,090	3,744	6,346

Goodwill	13,211	—	13,211	—	13,211

Total goodwill and intangible assets	$23,359	$(58)	$23,301	$3,744	$19,557

	Gross goodwill and intangible assets		June 30, 2008

	Year-end 2007	Impairments 2008	Gross	Accumulated Amortization	Carrying Amount

Trademarks and tradenames	$220	$—	$220	$220	$—
Customer lists	5,982	—	5,982	2,800	3,182
Other intangibles	2,112	(32)	2,080	1,061	1,019

Total amortized intangible assets	8,314	(32)	8,282	4,081	4,201

Intangible assets with indefinite lives	1,776	(61)	1,715	—	1,715

Total intangible assets	10,090	(93)	9,997	4,081	5,916

Goodwill	13,211	(1,047)	12,164	—	12,164

Total goodwill and intangible assets	$23,301	$(1,140)	$22,161	$4,081	$18,080

          Amortization expense of intangible assets for the three and six months ended June 30, 2008 was $167,000 and $337,000 respectively.

          The following table summarizes the Company’s goodwill by reporting segment as of June 30, 2008 (in thousands):

Sonoma Cheese Products	$657
Gourmet Foods Products	11,507

Total Goodwill by segment	$12,164

          The following table estimates amortization expense for the next five years (in thousands):

Year	Estimated Amortization Expense (In thousands)

July through December 2008	$335
2009	670
2010	658
2011	635
2012	555
2013 and thereafter	1,348

Total	$4,201

          In connection with management’s evaluation of the Sonoma Foods reporting unit, the Company agreed to terminate the employment agreements with the minority shareholders of Sonoma Foods and enter into separate severance agreements (Note 10). The Company recorded severance charges of $466,000 related to the severance agreements during the first quarter of 2008. The Company is paying such severance payments over the period ending April 7, 2009. The Company has paid approximately $141,000 of the severance accrual as of June 30, 2008.

3.	Inventory

          Inventories consist of the following:

	June 30, 2008	December 31, 2007

Production – Ingredients	$3,359	$3,266
Production – Finished goods	2,837	3,561
Paper goods and packaging materials	1,038	1,115
Operating supplies	53	76

	7,287	8,018
Allowances for spoils and obsolescence	(577)	(153)

	$6,710	$7,865

4.	Notes, Loans, and Capital Leases Payable

Notes, loans, and capital leases payable consist of (in thousands):

	June 30, 2008	December 31, 2007

Notes assumed from Casual Gourmet stock purchase	$—	$15
Interest rate at 0.0% ; payable in monthly payments of $725 Maturing September 2009
Note payable assumed from Sonoma Foods stock purchase	—	29
Payable in monthly payments of $3,857 including interest of 15.88% and 17.6% Matures in June 2009
Capital leases payable	—	35

Total notes, loans, and capital leases payable	$—	$79
Less current portion of notes, loans, and capital leases payable	—	(50)

Notes, loans, and capital leases payable, less current portion	$—	$29

          The Company paid off in-full all notes and capital leases during the first quarter of 2008 in advance of their maturity dates and has no notes, loan or capital leases on its books as of June 30, 2008.

5.	Credit Facility

          The Company has a $5.0 million working capital line of credit from Comerica Bank that is currently unused. The working capital line of credit commitment expires June 30, 2009.

          The terms of the Company’s line of credit prohibit the payment of cash dividends (except with written approval) on the Company’s capital stock and restrict payments for, among other things, repurchasing shares of the Company’s capital stock. The Company implemented a stock repurchase program and received permission from the bank to proceed with this program. Other terms limit the Company with respect to, among other things, (i) incurring additional indebtedness, (ii) adversely changing the capital structure, (iii) acquiring assets other than in the normal course of business including specific limits on annual capital expenditures and (iv) maintaining certain financial covenants. The Company was in compliance with its bank covenants as of June 30, 2008.

          As of June 30, 2008 the Company had $6.2 million of cash on its balance sheet and the Company has working capital of $13.5 million.

6.	Income Taxes and Deferred Tax Asset Valuation Allowance

          The Company determined its year to date tax provision based on the cut-off method in accordance with FASB Interpretation (FIN) 18, “Accounting for Income Taxes in Interim Periods”. FIN 18 recommends the use of the cut-off method where a small change in a Company’s estimated income could produce a large change in the estimated annual effective tax rate. Under the cut-off method year to date results are taken into account in an interim tax provision and therefore additional valuation allowances were established. During the first quarter of 2008, the Company increased its valuation allowance by $138,000 in conjunction with the impairment of Sonoma Foods’ intangible assets and an additional $474,000 in the second quarter of 2008 due to the volatility surrounding the Company. The Company now has a valuation allowance of $1,459,000 at June 30, 2008. Income taxes for the second quarter of 2008 reflect a tax expense of $815,000, which reflects a 127% tax rate compared with income tax expense of $311,000 or approximately 40% of pretax income for the same period in 2007. For the six months ended June 30, 2008 income taxes reflect a tax expense of $3,000, which reflects a 0% tax rate compared with income tax expense of $509,000 or approximately 40% of pretax income for the same period in 2007.

          The Company accounts for corporate income taxes in accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) 109, “Accounting for Income Taxes” which requires an asset and liability approach. This approach results in the recognition of deferred tax assets (future tax benefits) and liabilities for the expected future tax consequences of temporary timing differences between the book carrying amounts and the tax basis of assets and liabilities. Future tax benefits are subject to a valuation allowance to the extent of the likelihood that the deferred tax assets may not be realized. The Company’s deferred tax assets include significant amounts of net operating losses (“NOLs”). The amount of the valuation allowance is significantly dependent on management’s assumptions regarding future taxable income and the availability of these NOLs to offset future taxable income within a reasonable amount of time. The effect on the Company’s net income is significant whenever the estimate changes.

          The Company is subject to taxation in the US and various states jurisdictions. There are no ongoing examinations by taxing authorities at this time. The Company’s various tax years starting 2002 to 2006 remain open in various taxing jurisdictions. As of December 31, 2007 and June 30, 2008 the Company has a zero balance for unrecognized tax benefits.

7.	Stockholders’ Equity

          The Company has reported its earnings in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 128, “Earnings per Share.” Basic net income per common share is based on the weighted average number of shares outstanding during the period. Diluted net income per common share is based on the weighted average number of shares outstanding during the period, including common stock equivalents. Stock options account for the entire difference between basic average common shares outstanding and diluted average common shares outstanding.

          During the first three months of 2008, 5,612 employee stock purchase plan shares were issued with proceeds to the Company of $13,000. Additionally, 10,000 shares of common stock were issued during the same period as part of employee option exercises with proceeds to the Company of $12,000. No shares were issued in connection with the employee stock purchase plan or employee stock option plan during the second quarter of 2008.

          No other shares of common stock were issued during the first six months of 2008.

          Earnings per Share Calculation

          The reconciliation of the share denominator used in the basic and diluted net income per share computations is as follows:

	Three Months Ended		Six Months Ended

	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Weighted average common shares outstanding shares used in basic net income per share computation	16,838,981	17,323,025	16,934,987	17,320,347

Dilutive effect of common stock equivalents, using the treasury stock method	—	155,241	—	164,656

Shares used in dilutive net income per share computation	16,838,981	17,478,266	16,934,987	17,485,003

          Because the Company reported a loss for the three and six month period ending June 30, 2008, all outstanding options to purchase 1,854,369 shares of common stock were excluded from the diluted net income per share computation as their effect on loss per share would be anti-dilutive. For the three month period ended June 30, 2007, 1,042,238 options were excluded as their effect was anti-dilutive in the period. For the six month period ended June 30, 2007, 994,717 options were excluded as their effect was anti-dilutive in the period.

Stock Repurchase Plan

          On December 10, 2007 the Company’s Board of Directors authorized a stock repurchase program whereby up to 750,000 shares of its Common Stock may be repurchased. In authorizing the repurchase program, the Board of Directors’ expressed its continued confidence in the Company’s near- and long-term financial and operating performance and its commitment to enhancing shareholder value. The duration of the repurchase program is open-ended. Under the program, the Company is able to purchase shares of common stock through open market transactions at prices deemed appropriate by management. The timing and amount of repurchase transactions under this program depend on market conditions and corporate and regulatory considerations. The program was suspended indefinitely by the Board of Directors on June 26, 2008. As of June 30, 2008, the Company had repurchased 624,871 shares of the Company’s common stock.

Period	Total number of shares repurchased	Average price paid per share	Total number of shares repurchased as part of publicly announced plans or programs	Maximum number of shares that may yet be Repurchased under the plans or programs

December 10, 2007– December 31, 2007	215,000	$3.06	215,000	535,000
January 1, 2008– March 31, 2008	302,371	$2.97	517,371	232,629
April 1, 2008– June 30, 2008	107,500	$2.19	624,871	125,129

          Stock-Based Compensation Expense

          The Company accounts for stock option grants in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), “Share Based Payment” “SFAS 123(R)”. Stock-based compensation expense recognized under SFAS 123(R) for employees, directors, and outside consultants is as follows:

	Three Months Ended		Six Months Ended

	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Stock based compensation expense:
Recorded in cost of sales	$16,000	$11,000	$32,000	$19,000
Recorded in selling, general and administrative	89,000	171,000	160,000	316,000

Total stock based compensation	$105,000	$182,000	$192,000	$335,000

Estimated fair value of options granted to employees and directors	$202,000	$151,000	$202,000	$492,000

          The main reason for the decrease in stock-based compensation in 2008 compared to 2007 is that the Board of Directors delayed issuing stock options to management in their February 2008 board meeting until May 2008 whereas stock options were issued to management during the February 2007 board meeting. Furthermore, fewer options were issued to management and the Board of Directions in 2008 compared to the number of options issued in 2007. In addition, the share price of the Company’s stock has declined and therefore the Black-Scholes model is placing a lesser value on the more recently issued stock options. These reductions are offset by the fact that the most recent options issued to Board members vest immediately upon issuance and therefore the entire value of the option is expensed immediately while management options vest over three years and therefore are expensed over three years.

          The determination of fair value of share-based payment awards to employees and directors on the date of grant using the Black-Scholes model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. For new grants after December 31, 2005, management estimated the expected term using the simplified method provided in SAB 107. Starting July 1, 2007, management estimated the expected term using the last eleven years of history and computed the expected term based on the weighted average term of options that were exercised and expired and the expected weighted average term of options outstanding. Management has used historical data to estimate forfeitures. The risk-free rate is based on U.S. Treasury rates in effect during the corresponding period of grant. The expected volatility is based on the historical volatility of the Company’s stock price.

          Assumptions used to value the options were as follows

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Volatility	40.58%	40.12%	40.58%	41.53%
Risk-Free Interest Rates	2.95%	5.03%	2.95%	4.81%
Expected Lives in Years	5.11	6	5.11	6
Dividend Yield	—	—	—	—

Forfeiture rate	16.7%	7%	16.7%	7%

          SFAS 123(R) requires companies to estimate the fair value of share-based payment awards to employees and directors on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Consolidated Statements of Operations.

          As stock-based compensation expense recognized in the Consolidated Statements of Income for the three and six months ended June 30, 2008 and the three and six months ended June 30, 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

8.	Segment Reporting

          During 2007, the Company disclosed segment enterprise-wide information in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Based upon definitions contained within SFAS No. 131, management determined that the Company operated as one segment due to the lack of discrete financial information reviewed by our Chief Operating Decision Maker. In addition, virtually all revenues are in the United States, and all of the long-lived assets are located within the United States.

          On March 20, 2008, the Company’s management met to discuss the low margins and dwindling revenues being generated from the Sonoma Cheese products. At that meeting, management reviewed the discrete financial information for the Sonoma Cheese products and made the decision to take action such as dedicating sales resources specifically to Sonoma Cheese products, buying out the minority interest, buying out the employment contracts of the minority shareholders and other strategic business decisions. As a result, the Company concluded that Sonoma Foods constitutes an operating segment and reporting unit and therefore, the Company is reporting Sonoma Cheese products as a separate reporting segment. Accordingly, for the calendar year 2008, the Company is operating in two segments, Sonoma Cheese Products and Gourmet Foods Products. Management uses operating income as its profit measure for its reporting segments.

Gourmet Foods Products: The products are developed from sophisticated recipes designed to enhance the eating experience. The products are sold in various forms, flavors and sizes. The products are marketed to domestic food retailers.

Sonoma Cheese Products: Packaged cheese operations include all products sold under the Sonoma Cheese brand. The products are co-packed by cheese producers mostly in California. The products are sold as dips, slices, shredded, and six or eight ounce blocks of cheese to consumers. The products are marketed to domestic food retailers.

Information on segments and a reconciliation to operating income are as follows (in thousands):

	Three Months Ended		Six Months Ended

	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Net Revenues
Gourmet Foods Products	22,318	22,585	46,528	45,287
Sonoma Cheese Products	$1,591	$1,944	$3,004	$3,957

Total Net Revenues	$23,909	$24,529	$49,532	$49,244

Operating Income (Loss):
Gourmet Foods Products	618	999	824	1,631
Sonoma Cheese Products	$(104)	$(265)	$(2,687)	$(430)

Total Operating Income (Loss)	$514	$734	$(1,863)	$1,201

		June 30, 2008	December 31, 2007

Assets
Gourmet Foods Products		53,184	54,539
Sonoma Cheese Products		$3,671	$5,967

Total Assets		$56,855	$60,506

9.	New Accounting Pronouncements

          In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements which are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States. SFAS No. 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of “Present Fairly in Conformity With Generally Accepted Accounting Principles.” We do not expect the adoption of SFAS No. 162 to have a material impact on our consolidated financial statements.

          In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of: 1) How and why an entity uses derivative instruments; 2) How derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and 3) How derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently assessing the impact if any of the adoption of SFAS No. 161 on its consolidated financial statements.

          In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (An Amendment of Account Research Bulletin (“ARB 51”)). SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. In addition, this statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in a deconsolidation and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS 160 becomes effective for fiscal periods beginning after December 15, 2008. The company is currently assessing the impact of SFAS 160. Early adoption is not permitted.

          In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141R”). This standard retains the fundamental acquisition method of accounting established in Statement 141; however among other things, FAS 141R requires recognition of assets and liabilities of noncontrolling interests acquired, fair value measurement of consideration and contingent consideration, expense recognition for transaction costs and certain integration costs, recognition of the fair value of contingencies and the adjustments to income tax expense for the changes in an acquirer’s existing valuation allowances or uncertain tax positions that result from the business combination. The standard is effective for annual reporting periods beginning after December 15, 2008 and shall be applied prospectively. The Company is currently assessing the impact of SFAS 141R.

          In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to provide additional information that will help investors and other financial statement users to more easily understand the effect of the company’s choice to use fair value on its earnings. Finally, SFAS 159 requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS 159 was effective as of the beginning of our fiscal year and had no impact on our results of operations and financial position.

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

10.	Business Acquisitions

          On April 18, 2008, the Company, Sonoma Foods, Inc. (“Sonoma”), and the shareholders of Sonoma entered into an agreement amending the Purchase Agreement dated April 7, 2005, pursuant to which the Company agreed to acquire all of the outstanding shares of Sonoma. Pursuant to the Amendment, the Company’s purchase of the remaining 20% of Sonoma’s outstanding shares not already owned by the Company was accelerated and the purchase price was set at $50,000, plus a potential earn-out based upon an agreed formula and each party agreed to waive all rights to indemnification under the original Purchase Agreement. At the same time, the Company and the Shareholders terminated existing employment agreements with the Shareholders and entered into severance arrangements which provide for payments and benefits substantially equivalent to those provided by the former employment agreements. The Company recorded severance charges of $466,000 related to the severance agreements during the first quarter of 2008 since the principal terms of the agreements were negotiated in March 2008. The Company is paying such severance payments over the period ending April 7, 2009. The Company has paid approximately $141,000 of the severance accrual as of June 30, 2008. All costs associated with these transactions were expensed in the period in which they occurred.

          Prior to the purchase of the remaining 20% of Sonoma Foods, the Company had on its books, minority interest attributable to the minority shareholders of $159,000. As a result of the acquisition of the minority interests, the Company purchased the minority interest for $50,000 in cash. The difference between the amount on the balance sheet and the cash paid is $109,000 and is reported as other income. At June 30, 2008, the Company no longer has minority interests on its books.

11.	Subsequent Event

          On July 1, 2008, Monterey Gourmet Foods, Inc. announced that it had entered into a Shareholder Protection Rights Agreement (the “Rights Agreement”) with Corporate Stock Transfer, Inc., as Rights Agent (“Rights Agent”). The Rights Agreement expires on July 1, 2018.

          Pursuant to the Rights Agreement, Monterey Gourmet Foods distributed to each shareholder of record of its common stock as of July 11, 2008, one Right per each share of common stock outstanding to purchase one one-hundredth share of the company’s Series A Junior Participating Preferred Stock at the price, subject to later adjustment, of $11.70 per one one-hundredth share. Subject to certain exceptions, the Rights will be exercisable if any person or group, without the approval of the Board of Directors, acquires or makes a tender offer for 20% or more of the outstanding shares of common stock of the company.

          Under certain circumstances, the Rights may be exercisable for twice their value of shares of common stock, valued at its market price at the time of exercise. In addition, under certain conditions the Rights are redeemable by the company at the price of $0.001 per Right, subject to adjustment, or may be exchanged for common shares.

          The Plan is required to be re-evaluated by a committee of independent members of the board not less frequently than every three years in order to determine whether the Plan should be modified or the Rights redeemed in the best interests of the company, its stockholders and other relevant constituencies.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

          The following discussion should be read in conjunction with the financial statements and related notes and other information included in this report. The financial results reported herein do not indicate the financial results that may be achieved by the Company in any future period.

          Other than the historical facts contained herein, this Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, particularly statements relating to our expectations relating to, among other things, the Company’s results of operations, future plans and growth strategies. The Company’s actual results regarding such matters may vary materially as a result of certain risks and uncertainties. For a discussion of such risks and uncertainties, please see the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and Item 1A of part II of this Quarterly Report. In addition to the risks and uncertainties discussed in the Annual Report, the risks set forth herein, including the risks associated with any reduction of sales to two major customers currently comprising a majority of total revenues and the importation of frozen pasta dough by major Italian producers, the Company’s ability to expand distribution of food products to new and existing customers, to attract and retain qualified management, to integrate newly acquired businesses and to compete in the competitive food products industry, should be considered.

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

          The Company’s product distribution to grocery and club stores increased from approximately 25 stores as of December 1989, to over 11,000 stores by June 30, 2008. During recent years the Company added retail and club distribution through internal growth and through Isabella’s Kitchen, Emerald Valley Kitchen, CIBO Naturals, Sonoma Cheese, and Casual Gourmet acquisitions. In 2004, the Company’s shareholders approved the change of the name of the Company to Monterey Gourmet Foods, Inc. The name change was made to more accurately define the Company’s strategic direction. The name change also announces to the investor community, our customers and consumers, our strategic direction to become a complete supplier of gourmet refrigerated foods.

          Since 2004, the Company has launched many new product lines outside its core pasta/sauce business, including gourmet refrigerated entrees, fresh tamales, dips, spreads, and frozen One-Step meal entrees. The Company has also been able to increase distribution by introducing whole wheat, organic, and made with organic pastas which are higher in dietary fiber, have a favorable glycemic index, and are made with whole grains and organic items.

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

          In 2006, the Company focused on expanding distribution of its current products, consolidating production facilities in Salinas, improving the quality of its current products, hiring experts in product development and creativity to better utilize the Company’s production equipment, improving the synergies between the different brands, and reorganizing the Company into one operating unit with one centralized sales force and one marketing department. Also during 2006, the Board of Directors of the Company appointed Eric Eddings as President and Chief Executive Officer of Monterey Gourmet Foods following the resignation of James M. Williams effective September 5, 2006.

          In 2007, the Company focused on strategic growth, improving the synergies that are possible with one sales force for all brands, one marketing department, one finance department, one information systems department, one manager in charge of all the Company’s plants, and one unified goal to improve the profitability of the Company. The Company focused on brand building with an emphasis on natural and/or organic products by expanding its product offerings of organic or made with organic ingredients as these products are being well received in the market place.

          In 2008, the Company recognized that it was out of capacity at its Seattle, Washington facility. Therefore, it signed a ten year lease on a new facility in Kent, Washington, approximately 20 miles from the current facility. The Company will spend approximately $4 million preparing this new facility and moving equipment from the old facility into the new facility. Occupancy is scheduled to take place during the fourth quarter of 2008. The improvement will add capacity to the Company’s sauce production and improve important production processes. In addition, the Company saw increases in the prices of many of its raw ingredients such as cheese, eggs, corn, flour, oil, and dairy products. The Company was not able to raise prices to its customers to offset these increased raw ingredient costs during 2007. However, price increases were taken to customers during the first quarter of 2008 and additional price increases are contemplated during the remaining months of 2008.

          During 2008, the Company launched new items across all product lines, with the main focus on organic and made with organic products. In addition, the Company hired Michael P. Schall as a Senior Vice-President of Sales and Marketing. Mr. Schall had previously served on the Board of Directors of Monterey Gourmet Foods and has a background in selling and marketing products to the retail trade. Under Mr. Schall’s leadership, management grouped sales into four categories: US retail, natural foods, club/warehouse stores and specialty food services. The goal is to gain incremental distribution points as soon as possible using promotional and sampling programs as vehicles.

          The success of the Company’s efforts to increase revenue will depend on several key factors: (1) whether grocery and club store chains will continue to increase the number of their stores offering the Company’s products, (2) whether the Company can continue to increase the number of grocery and club store chains offering its products, (3) whether the Company can continue to introduce new products that meet consumer acceptance, (4) whether the Company, by diversifying into other complementary businesses through new product offerings or acquisitions can leverage its strengths and continue to grow revenues at levels attractive to its investors, (5) whether the newly acquired acquisitions perform as planned when purchased, (6) whether the Company can maintain and increase the number of items it is selling to its two largest customers, and (7) whether the Company can fend off new competitors entering the U.S. retail market from international sources. Grocery and club store chains continually re-evaluate the products carried in their stores, and no assurances can be given that the chains currently offering the Company’s product will continue to do so in the future.

          Club stores such as Costco and Sam’s Club have been the Company’s largest customers, and management believes there is an opportunity to expand this business. In pursuit of this opportunity, the Company increased its attention to these accounts to ensure timely delivery of store favorites and exciting new products in each region.

          For US retail and Natural Foods, Mr. Schall assigned a sales lead by region: East, Central and West. In addition, the Company set up a specialty food services category which is new for the Company and designates the historical work of placing CIBO Naturals at specialty chains such as Starbucks and Panera Bread. The Company believes that with persistence and time, these and similar outlets will be a viable channel for sale of the Company’s gourmet food products.

          In March 2008, the Company’s management met to discuss the low margins and decreasing revenues being generated from the Sonoma Cheese products. At that meeting, management reviewed the discrete financial information for the Sonoma Cheese products and made the decision to take action such as dedicating sales resources specifically to Sonoma Cheese products, buying out the minority interest, buying out the employment contracts of the minority shareholders and other strategic business decisions. As a result, the Company concluded that Sonoma Foods constituted an operating segment and reporting unit and therefore, the Company is reporting Sonoma Cheese products as a separate reporting segment. Management believes that its turn-around plan for Sonoma Foods is working as revenues and margins have begun to improve.

          The sales growth of the Company may also be impacted by a large competing Italian pasta maker (Giovanni Rana) that is freezing its product, shipping it to the United States in a frozen state, thawing the product and then selling it to consumers in a refrigerated section of grocers.

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

          The Company’s overall objective is to be the nationally recognized leader in distinctively-flavored, premium-quality gourmet foods. The key elements of the Company’s strategy include the following targeted goals:

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

•	Ensure that the Company has the proper and sufficient staff to accomplish its goals in a timely manner including the enhancement of its marketing department.

•

Reduce operating costs as a percentage of sales through continual evaluation of administrative and production staffing and procedures and consolidation of back office functions. The Company will consider additional capital improvements in order to increase production efficiencies and capacities, and to reduce the Company’s cost of goods on a per unit basis.

•	Except for the Sonoma Cheese Products, operate as one reporting unit with a centralized sales force, marketing department, finance department and operational management.

•

Create brand awareness by communicating to the consumer that Monterey Gourmet Foods provides flavorful and nutritious lines of products, and promote repeat business by reinforcing positive experiences with the Company’s products.

•

Introduce new products to the Company’s major customers in order to demonstrate the innovative nature of the Company, keep the product line updated with new ideas from the Company’s creative chefs and outside culinary experts, and increase the number of items on the shelves from which consumers can choose.

•

Utilize the existing distribution, customer service and selling capabilities of Monterey Gourmet Foods for the products of new acquisitions in order to grow sales and maximize the results of all brands.

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

          The success of the Company’s acquisition strategy will depend upon its ability to generate cash from current operations, attract new capital, find suitable acquisition candidates, and successfully integrate new businesses and operations. There is no assurance that acquisitions can be financed from current cash flow, and, if not, that outside sources of capital will be available to supplement internally-generated funds. There is no assurance that management can successfully select suitable acquisition candidates, that bank creditors would approve such acquisitions, or that these new businesses could be successfully integrated to create long term stockholder value.

Results of Operations

          Net revenues from operations were as follows (in thousands):

	Three Months Ended		Six Months Ended

	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Net Revenues	$23,909	$24,529	$49,532	$49,244
Percent Change in Net Revenues from prior period	-2.5%	6.3%	0.6%	8.1%

          The quarterly decrease in second quarter 2008 revenues compared with second quarter 2007 revenues is due to a 49% decline in tamale revenues as a result of additional competition, together with a 18% decline in Sonoma cheese sales as a result of discontinuing certain processed cheese spreads under the Sonoma Cheese brand, offset by a 27% increase in refrigerated pasta revenues as a result of the introduction of new flavors and new products. In addition, net sales were reduced when the Company increased its allowances to its customers during the quarter to help facilitate the transition to higher prices.

          The year to date increase in net revenue is due to an increase in sales of Monterey Pasta branded pasta products made with organic ingredients and whole wheat pasta items. Pasta branded products grew 33% when comparing year to date 2008 with year to date 2007. In addition, the Company’s Casual Gourmet Branded products saw an increase of 42% as a result of new flavors, new distribution and the introduction of chicken meatballs. These increases were offset by a 24% reduction in sales of cheese and a 53% reduction in tamale sales.

          Gross profit and gross margin were as follows (in thousands):

	Three Months Ended		Six Months Ended

	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Gross profit	$6,919	$6,739	$13,108	$13,670
Gross margin percent	28.9%	27.5%	26.5%	27.8%

          Gross margin percent for the year ended December 31, 2007 was 27.4%. The gross margin percent for the second quarter of 2008 increased compared to the second quarter of 2007 due to the price increases implemented in March of 2008 which resulted in higher gross profit dollars. Also the Company has focused on improving the margins at Sonoma Foods as expanded upon in the segment results below. In addition, the Company improved its gross margin percentage by 19.4% when comparing the second quarter 2008 gross margin of 28.9% to the first quarter 2008 gross margin of 24.2%.

          The gross profit dollars and the gross margin percentage for the first six months of 2008 decreased compared to the first six months of 2007 due mainly to the increased costs of commodities. In addition, the Company discontinued the Sonoma processed cheeses product line and established inventory reserves of $504,000 for the processed cheese products and other raw materials stored at separate co-packers. The Sonoma Cheese segment reported a negative gross profit percentage of (6%) for the first six months ended June 30, 2008 compared to a positive gross profit percentage of 18% for the first six months ended June 30, 2007. In addition, the Company paid $170,000 in slotting costs to introduce its new organic pasta line which also reduced overall gross margins. The Company is also experiencing record high commodity prices in flour, eggs, corn, protein, olive and other types of oil, pine nuts, and dairy products including all types of cheese, cream, and milk, which have impacted gross margins.

          Selling, general and administrative expenses or SG&A were as follows (in thousands):

	Three Months Ended		Six Months Ended

	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

SG&A Expense	$6,398	$6,005	$13,349	$12,457

SG&A Expense as a percent of net revenues	26.8%	24.5%	27.0%	25.3%

          For the calendar year ended December 31, 2007, SG&A expenses were 25.2% of net revenues. SG&A as a percent of net revenues for the three months ended June 30, 2008 was 26.8%. The increase compared to the second quarter of 2007 is related to reduced revenues, higher shipping costs to customers of $134,000, additional severance accruals of $138,000, and higher selling costs of $191,000.

          SG&A as a percent of net revenues for the six months ended June 30, 2008 was 27.0%. The increase compared the first six months of 2007 is related to higher shipping costs of $159,000, higher legal fees of $171,000, and higher variable selling costs of $282,000. The Company continues to make changes to its management and selling organizations to improve the quality and productivity of its people.

          Depreciation and amortization expense, included in cost of sales and SG&A, was $1,498,000 or 3.0% of net revenues for the six months ended June 30, 2008 compared to $1,427,000 or 2.9% of net revenues for the six months ended June 30, 2007. The increase in depreciation expense of $40,000 for the six month period is associated with additional equipment purchases in calendar year 2007 and the beginning of 2008. In addition, amortization expense increased $31,000 which is part of the Company’s ongoing review of the useful lives of its intangible assets.

          Net interest income was $22,000 for the quarter ended June 30, 2008, compared to net interest income of $38,000 for the same quarter in 2007. For the six months ended June 30, 2008, net interest income was $48,000 compared to net interest income of $66,000 for the same period in 2007. The reduced income is a result of the lower interest rate being paid on the Company’s excess cash.

          Income taxes for the second quarter of 2008 reflect a tax expense of $815,000, which reflects a 127% tax rate compared with income tax expense of $311,000 or approximately 40% of pretax income for the same period in 2007. For the six months ended June 30, 2008 income taxes reflect a tax expense of $3,000, which reflects a 0% tax rate compared with income tax expense of $509,000 or approximately 40% of pretax income for the same period in 2007. The income tax rate calculation is based upon the cutoff method under FIN 18 which recommends the use of the cut-off method where a small change in a Company’s estimated income could produce a large change in the estimated annual effective tax rate. Under the cutoff method year to date results are taken into account in an interim tax provision and therefore additional valuation allowances were established. During the first quarter of 2008, the Company increased its valuation allowance by $138,000 in conjunction with the impairment of Sonoma Foods’ intangible assets and an additional $474,000 in the second quarter of 2008 due to the volatility surrounding the Company. The Company now has a valuation allowance of $1,459,000 at June 30, 2008.

          Impairment and Restructuring

          As a result of a significant reduction in sales at Sonoma Foods, particularly in March 2008, the Company determined that indicators of impairment existed for the Sonoma Foods intangible assets. Accordingly, in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” and SFAS No. 144 “Accounting for the Impairment of Disposal of Long-Lived Assets,” the Company applied impairment tests to its intangible assets, including goodwill during the first quarter of 2008. The Company determined its reporting units to be the same as its operating segments. See Note 8. As a result of this testing and in accordance with SFAS No. 142, the Company recorded a pre-tax, non-cash charge of approximately $1.1 million in the first quarter of 2008 related to the impairment of intangible assets and goodwill associated with the acquisition of Sonoma Foods in April 2005. In addition to management’s evaluation of the Sonoma Foods reporting unit, the Company agreed to terminate the employment agreements with the minority shareholders of Sonoma Foods and enter into separate severance agreements (Note 10). The Company recorded severance charges of $466,000 related to the severance agreements during the first quarter of 2008. The Company expects to make such severance payments between April 1, 2008 and April 7, 2009. The Company has paid approximately $141,000 of the severance as of June 30, 2008.

          As part of the restructuring, on April 18, 2008, the Company, Sonoma Foods, Inc. (“Sonoma”), and the shareholders of Sonoma entered into an agreement amending the Purchase Agreement dated April 7, 2005, pursuant to which the Company agreed to acquire all of the outstanding shares of Sonoma. Pursuant to the Amendment, the Company’s purchase of the remaining 20% of Sonoma’s outstanding shares not already owned by the Company was accelerated and the purchase price was set at $50,000, plus a potential earn-out based upon an agreed formula and each party agreed to waive all rights to indemnification under the original Purchase Agreement. At the same time, the Company and the Shareholders terminated existing employment agreements with the Shareholders and entered into severance arrangements which provide for payments and benefits substantially equivalent to those provided by the former employment agreements. All costs associated with these transactions were expensed in the period in which they occurred. The Company had on its books, minority interest attributable to the minority shareholders of $159,000. As a result of the acquisition of the minority interests, the Company purchased the minority interest for $50,000 in cash and the difference between the amount on the balance sheet and the cash paid is $109,000 and is reported as other income.

          Segment Results:

          The Company operates in two segments: Gourmet Foods Products and Sonoma Cheese Products.

          Gourmet Foods Products Results:

	Three Months Ended		Six Months Ended

	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Gourmet Foods Products
Net Revenues	$22,318	$22,585	$46,528	$45,287
Gross Profit	$6,695	$6,382	$13,284	$12,955
Operating Profit	$618	$999	$824	$1,631

Highlights for the second quarter of 2008:

•	Pasta branded products revenues grew 27% when comparing the second quarter 2008 with the second quarter of 2007.

•	The revenue for Casual Gourmet branded products grew by 4%.

•	Tamale revenues declined 49%

•

The gross margin percentage of 30.0% for the second quarter of 2008 increased compared to 28.3% for the second quarter of 2007 due mainly to a price increase to offset the increased costs of commodities. In March of 2008, the Company implemented a price increase to compensate for the increased commodity costs.

•

SG&A as a percent of net revenues for the second quarter ended June 30, 2008 was 27.2% compared to 23.8% for the second quarter ended June 30, 2007. The increase in SG&A for 2008 compared to 2007 is due to higher selling expenses, higher freight costs, and additional severance accrual.

Highlights for the first six months of 2008:

•	Pasta branded products revenues grew 33% when comparing the first six months of 2008 with the first six months of 2007.

•	The revenue for Casual Gourmet branded products grew by 42%.

•	Tamale revenues declined 53%

•

The gross margin percentage of 28.6% for the six months of 2008 is the same percentage as the first six months of 2007 which reflects the price increase taken in the market place to offset the higher commodity prices. The Company did not implement price increases until late March 2008.

•

SG&A as a percent of net revenues for the six months ended June 30, 2008 was 26.8% compared to 25.0% for the six months ended June 30, 2007. The increase in SG&A for 2008 compared to 2007 is due to higher selling expenses, higher freight costs, higher legal fees, and higher wages and salaries consisting mostly of severance accruals.

          Sonoma Cheese Products results:

	Three Months Ended		Six Months Ended

	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Sonoma Cheese Products
Net Revenues	$1,591	$1,944	$3,004	$3,957
Gross Profit	$224	$357	$(176)	$715
Impairment and restructuring	—	—	(1,606)	—
Operating Profit	$(104)	$(265)	$(2,687)	$(430)

Highlights for the second quarter of 2008:

•

Packaged cheese products revenues declined 18% when comparing the second quarter 2008 with the second quarter of 2007, as compared with a decline of 29% when comparing the first quarter of 2008 with the first quarter of 2007. Management believes this trend indicates that the turn-around plan for Sonoma is starting to show positive results in increased sales, higher margins, and lower SG&A costs.

•

The Company exited the processed cheese business and focused on high quality Sonoma Jack cheese. Sales of packaged cheese products have declined as a result of slowing sales of processed cheese, a category that was initiated shortly after the acquisition of Sonoma Foods. The supplier of these products agreed to assume the responsibility for these sales starting in the second quarter of 2008. The licensing agreement with this supplier permits it to use the Company’s trademarks for a royalty fee, maintain the current customer base, and attempt to grow the product line. As a result, the Company eliminated slow and unprofitable items and wrote down excess inventories of these and other items.

•

The gross margin percentage of 14.1% for the second quarter of 2008 decreased compared to 18.4% for the second quarter of 2007, which reflects higher cheese prices. This is an improvement over the first quarter of 2008 which recorded a negative gross margin of 28%. The margin improvement over the first quarter of 2008 has come from changing packaging, reducing waste, moving production closer to the customers, and eliminating unprofitable items.

•

SG&A as a percent of net revenues for the second quarter ended June 30, 2008 was 20.5% compared to 32.0% for the second quarter ended June 30, 2007. The decrease in SG&A for 2008 compared to 2007 is due to the restructuring efforts that took place in March 2008 and the settlement of trademark infringement claims.

Highlights for the first six months of 2008:

•

Packaged cheese products revenues declined 24% when comparing the first six months of 2008 with the first six months of 2007. Processed cheese products were declining in sales and were eliminated in March 2008.

•

The gross margin percentage of (5.9)% for the six months of 2008 decreased compared to 18.1% for the six months of 2007 due to the increasing costs of milk, exiting from the processed cheese business, and eliminating lower margin items.

•

SG&A as a percent of net revenues for the six months ended June 30, 2008 was 30.2% compared to 29.0% for the first six months ended June 30, 2007. The increase in SG&A for 2008 compared to 2007 is due to higher selling expenses, higher freight costs, higher legal fees, accrual for severance payments, and lower sales.

          Also, in the first quarter of 2008, the Sonoma Cheese Products Segment saw a significant reduction in its sales to its customers. Due to the reduced sales in March and the accelerating losses from this segment, the Company determined that a triggering event under SFAS 142 occurred and therefore tested for the impairment of goodwill and other intangible assets during the first quarter of 2008. As a result of the impairment test, the Company recorded a pre-tax, non-cash charge of $1.1 million in the first quarter of 2008 related to the impairment of intangible assets associated with the Sonoma acquisition on April 7, 2005.

          In addition, on April 18, 2008, the Company, Sonoma Foods, Inc., and the shareholders of Sonoma entered into an agreement amending the Purchase Agreement dated April 7, 2005, pursuant to which the Company acquired all of the outstanding shares of Sonoma. Pursuant to the Amendment, the Company’s purchase of the remaining 20% of Sonoma’s outstanding shares not already owned by the Company was accelerated and the purchase price was set at $50,000, plus a potential earn-out based upon an agreed formula. At the same time, the Company and the Shareholders terminated existing employment agreements with the Shareholders and entered into severance arrangements which provide for payments and benefits substantially equivalent to those provided by the former employment agreements.

Liquidity and Capital Resources

          During the six month period ended June 30, 2008, $3,597,000 of cash provided by the Company’s operations represented a 73% increase compared to $2,081,000 of cash provided by operations for the six months ended June 30, 2007.

	Six Months Ended

	June 30, 2008	June 30, 2007

Cash flows from operating activities:
Net income (loss)	$(1,704)	$762
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income taxes	—	509
Depreciation and amortization	1,498	1,427
Impairment and restructuring	1,465	—
Stock-based compensation	192	335
Gain on acquisition of minority interest	(109)	—
Adjustments related to changes in working capital and other	2,255	(952)

Net cash provided by operating activities	$3,597	$2,081

          Stock-based compensation expense accounted for $192,000 of non-cash expense for the six months ended June 30, 2008. Capital expenditures were $1,734,000 in the first six months of 2008 compared to $651,000 for the first six months of 2007. Capital spending in 2008 reflected spending to finish projects started in calendar year 2007 and the improvements to the newly leased facility near Kent, Washington. The Company is planning to spend approximately $4.5 million in capital in 2008 due to the leasing of the new facility.

          Funds used for the repurchase of common stock totaled $1,132,000 for the six months ended June 30, 2008. During these six months 409,871 shares were repurchased at an average price of $2.76. For the program to date, the Company has purchased 624,871 shares for $1,789,000 with an average purchase price of $2.86. In addition, during the first six months of 2008, the Company paid down debt of $79,000 and has no outstanding long-term debt as of June 30, 2008.

          During the first three months of 2008, the Company issued 5,612 shares under its Employee Stock Purchase Plan and received cash of $13,000. Additionally, 10,000 shares of common stock were issued during the same period as part of employee option exercises with proceeds to the Company of $12,000. No shares were issued in connection with the employee stock purchase plan or the employee stock option plan during the second quarter of 2008. During the six months ended June 30, 2007, by comparison, proceeds from the purchase of 5,378 shares under the Employee Stock Purchase Plan were $16,000, and there were 10,000 options exercised with proceeds of $20,000.

          As of June 30, 2008 the Company had $6.2 million of cash recorded on its balance sheet and working capital of $13.5 million.

          The Company finances its operations and growth primarily with cash flows generated from operations. The Company has a $5.0 million working capital line of credit which is currently unused. The working capital line of credit commitment expires June 30, 2009. In addition, the Company has a letter of credit in the amount of $800,000 which is issued in favor of an insurance company to support the outstanding liabilities a self-funded worker’s compensation program. The letter of credit expires January 2, 2009.

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

	Payments due by period

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Contractual obligations (in thousands)
Operating leases	$11,854	$1,654	$3,348	$2,946	$3,906

Total	$11,854	$1,654	$3,348	$2,946	$3,906

          The Company has a standby letter of credit in favor of an insurance company for $800,000 for Worker’s Compensation insurance which expires on January 2, 2009. The Company also purchases custom made finished products ready for sale from certain suppliers (“co-packer”). From time to time, these co-packers acquire raw materials that are specific to the products being manufactured for the Company. The Company has oral agreements with these co-packers that if the Company ceases selling these products, the Company will purchase the residual inventory from the co-packers.

Stock Repurchase Program

          The Company commenced a public repurchase program of its common stock in December 2007 and suspended the program on June 26, 2008. The Company may choose to continue purchases of its common stock in the future. Funds used for the repurchase of common stock totaled $1,132,000 for the six months ended June 30, 2008. During these six months 409,871 shares were repurchased at an average price of $2.76. For the program to date the Company has purchased 624,871 shares for $1,789,000 with an average purchase price of $2.86.

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

Income Taxes

          The Company determined its year to date tax provision based on the cut-off method in accordance with FASB Interpretation (FIN) 18, “Accounting for Income Taxes in Interim Periods”. FIN 18 recommends the use of the cut-off method where a small change in a Company’s estimated income could produce a large change in the estimated annual effective tax rate. Under the cut-off method year to date results are taken into account in an interim tax provision and therefore additional valuation allowances were established.

          The Company accounts for corporate income taxes in accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) 109, “Accounting for Income Taxes” which requires an asset and liability approach. This approach results in the recognition of deferred tax assets (future tax benefits) and liabilities for the expected future tax consequences of temporary timing differences between the book carrying amounts and the tax basis of assets and liabilities. Future tax benefits are subject to a valuation allowance to the extent of the likelihood that the deferred tax assets may not be realized over a reasonable amount of time. The Company’s deferred tax assets include significant amounts of net operating losses (“NOLs”). In the first and second quarters of 2008 as a result of the impairment of certain intangible assets of Sonoma Foods and lower than expected six months 2008 revenues, the Company again assessed its valuation allowance based on the same fore-mentioned criteria. The amount of the valuation allowance is significantly dependant on management’s assumptions regarding future taxable income and the availability of these NOLs to offset future taxable income. The effect on the Company’s net income is significant whenever the estimate changes. For business combinations, the Company must record deferred taxes and liabilities relating to the book versus tax basis differences of acquired assets and liabilities. Generally, such business combinations result in deferred tax liabilities as the book values are reflected at fair value whereas the tax basis is carried over from the acquired company. Such deferred taxes initially are estimated based on preliminary information and are subject to change as valuations and tax returns are finalized.

          The Company adopted the provisions of FASB Interpretation No. 48 “Accounting for Uncertainty of Income Taxes – An Interpretation of FASB Statement No. 109” (“FIN 48”) on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“FAS 109”). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. The total amount of unrecognized tax benefits as of the date of adoption was not material. As a result of the implementation of FIN 48, the Company recorded no increase in the liability for unrecognized tax benefits and the balance of unrecognized tax benefits was zero at December 31, 2007 and June 30, 2008.

Inventory Valuation

          Inventories are stated at the lower of cost (using the first-in, first-out method) or market and consist principally of component ingredients to the Company’s refrigerated pasta and sauces, finished goods, and packaging materials. Many of the ingredients used in the Company’s products have a short shelf life and if not used in a certain amount of time may spoil. Management estimates that the raw material will be used in a timely manner; however, management has established certain reserves for the potential of inventory obsolescence, especially for slow moving inventory. As of June 30, 2008, the Company reduced the carrying value of its inventory by $577,000. This write-down was made to cover certain refrigerated raw material inventory that is nearing its shelf-life, and certain packaging labels for products that may be rotated out of the Club Store accounts, products that have already been rotated out of the Club Store accounts that may or may not be rotated back into the Club Store accounts, and products that have been discontinued especially certain items associated with Sonoma Cheese. The allowance is established based on management’s estimate of alternative usage or salvage value of obsolete inventory. Management believes its estimates for spoiled and obsolete inventory is adequate given the current volume of business to its current customers.

Workers Compensation Reserve

          The Company’s California and Oregon locations entered into a partially self-insured worker’s compensation program for fiscal year 2003 and continued the program through December 31, 2007. This program featured a fixed annual payment, with a deductible on a per occurrence basis. The annual expense consists of a base fee paid to an insurance company to administer the program, direct cash expenses to pay for injuries, an estimate for potential injuries that may have occurred but have not been reported, an estimate by the insurance company of costs to close out each injury and an estimate for injury development. The Company has been on this partially self-insured program for just over five years and therefore has limited history of claim resolution available to support the Company’s projected liabilities. Therefore the Company is using published industry actuarial data from an insurance carrier and reviewing each claim individually to determine the amount of reserves that should be established. As of June 30, 2008, the Company has an outstanding liability of $367,000 associated with claims from 2003 through 2007. Starting with calendar year 2008, the Company has switched to a guaranteed fixed cost for worker’s compensation insurance because the premiums for the guaranteed fixed costs insurance are now competitively priced and eliminate the risk of a partially self-insured program.

Revenue Recognition

          The Company recognizes revenues through sales of its products primarily to grocery and club store chains. Revenues are recognized once there is evidence of an arrangement (such as a customer purchase order), product has been shipped or delivered to the customer depending on the customer’s sales order and invoice documentation, the price and terms are fixed, and collectibility is reasonably assured. Accordingly, sales are recorded when goods are shipped or delivered, at which time title and risk of loss have passed to the customer, consistent with the freight terms for most customers. For new customers, all revenue is recognized based on FOB shipping point. Potential returns, adjustments and spoilage allowances are considered as a reduction in revenues and are provided for in accounts receivable allowances and accruals. The Company also uses co-packers to process some of its purchase orders. The Company records the revenues from these sales on a gross basis as it has inventory risk and is the primary obligors. The Company records its shipping cost for product delivered to customers in selling, general, and administrative expense. Any amounts charged to customers for freight and deliveries are included in revenues. Certain incentives granted to customers such as promotions, trade ads, slotting fees, terms discounts, and coupons are recorded as offsets to revenues.

Valuation of Goodwill/Indefinite-lived Intangible Assets

          Under SFAS 142, “Goodwill and Other Intangible Assets” goodwill and intangible assets with indefinite useful lives are to be tested for impairment at least annually. The primary identifiable intangible assets of the Company’s reporting unit with indefinite lives are trademarks, tradenames and goodwill acquired in business acquisitions. As of June 30, 2008, the net book value of tradename and trademarks and other identifiable indefinite-lived intangible assets was $1.7 million.

          The Company defines a reporting unit as a unit one level below its operating segment. A reporting unit exists if the component constitutes a business for which discrete financial information is available and segment managers regularly review the operating results of the component. As of December 31, 2007, the Company determined that it had one reporting unit based on the Company’s internal reorganization which integrated the Company’s brands to a more functional reporting structure. On March 20, 2008, the Company’s management met to review the discrete financial information for Sonoma Foods and implemented certain changes as a result of the reduced sales and profits of Sonoma Foods. The changes made resulted in Sonoma Foods being defined as a separate reporting unit and a separate reporting segment.

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

          Goodwill is not amortized but is subject to periodic assessments of impairment. At June 30, 2008, the Company had $12.2 million of goodwill on its books. Goodwill is assessed for impairment at least as often as annually and as triggering events may occur. The Company performs its annual review in the fourth quarter of each year. Recoverability of goodwill is evaluated using a comparison of the fair value of a reporting unit with its carrying value.

          As of December 31, 2007, the Company operated under one reporting unit and management primarily relied on the Company’s market capitalization to determine fair value of its reporting unit.

          On March 20, 2008, due to the reduced sales and projected negative gross margin on the Sonoma Cheese products, management decided it needed to review additional discrete detail regarding this brand. Therefore, management set it up as a separate reporting unit. By doing so, and because of the poor performance of Sonoma Foods, the Company was required to review and impair the intangible assets during the first quarter of 2008. In making assessments, management relies on a number of factors to discount anticipated future cash flows including operating results, business plans and present value techniques. Rates used to discount cash flows are dependent upon interest rates and the cost of capital at the relevant point in time. There are inherent uncertainties related to these factors and management’s judgment in applying them to the analysis of goodwill impairment. It is possible that assumptions underlying the impairment analysis will change in such a manner that impairment may occur in the future.

          The Company has acquired four companies since 2003 and other companies before that time. In the third quarter of 2006, the Company as part of its assessment of its intangible assets impaired its intangible assets of Casual Gourmet Foods by $3.1 million. The Company also recorded an impairment of $58,000 in 2007 related to the Sonoma Foods’ tradenames and an additional $1.1 million in March 2008 related to Sonoma’s intangible assets and goodwill. The Company has recorded net intangible assets of $5.9 million and goodwill of $12.1 million as part of the acquisitions. Some of these intangible assets are amortized over a certain amount of time. If these assets become impaired, the assets will be expensed in the periods they become impaired which will impact profitability. As of June 30, 2008, the Company’s operations have been impacted by the difficult economic climate which has seen a rise in raw material and fuel costs and the depressed market value of the stock market. The Company will continue to monitor these factors and evaluate whether it may need to impair a portion of its intangible and goodwill assets in the future.

Valuation of Plant and Equipment and finite-lived Intangible Assets

          In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-lived Assets (“SFAS 144”), management reviews finite-lived long-lived assets, primarily consisting of plant and equipment and amortized intangible assets such as acquired recipes, customer lists and non-compete agreements, whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Intangible assets with finite useful lives continue to be amortized over their respective estimated useful lives. The estimated useful life of an identifiable intangible asset is based upon a number of factors, including the effects of demand, competition, and future cash flows. For these assets, if the total expected future undiscounted cash flows from the asset group are less than the carrying amount of the asset group, an impairment loss is recognized for the difference between the fair value and the carrying value of the asset group. The impairment tests require management to estimate the undiscounted cash flows and fair value of the asset groups. As of June 30, 2008, the net book value of finite-lived intangible assets was $4.2 million.

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

Impairment of Sonoma Foods

          As a result of a significant reduction in sales at Sonoma Foods, particularly in March 2008, the Company determined that indicators of impairment existed for the Sonoma Foods intangible assets. Accordingly, in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” and SFAS No. 144 “Accounting for the Impairment of Disposal of Long-Lived Assets,” the Company applied impairment tests to its intangible assets, including goodwill. The Company determined its reporting units to be the same as its operating segments. See Note 8. As a result of this testing and in accordance with SFAS No. 142, the Company recorded a pre-tax, non-cash charge of approximately $1.1 million in the first quarter of 2008 related to the impairment of intangible assets and goodwill associated with the acquisition of Sonoma Foods in April 2005.

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

          After considering the results of the intangible asset impairments, the Company compared the fair value of the Sonoma Foods reporting unit to its carrying value and determined that the reporting unit was impaired. In order to measure the Sonoma Foods goodwill impairment, the Company computed the residual fair value of Sonoma Foods goodwill, based on the fair value of the Sonoma Foods reporting unit and the fair values of individual Sonoma Foods assets and liabilities. The fair value of such goodwill was less than the related carrying value and the Company recorded an impairment charge of $1,047,000 during the first quarter of 2008.

          The Company’s impairment evaluations were performed by management. The evaluations of both goodwill and other intangible assets included reasonable and supportable assumptions and projections and were based on estimates of projected future cash flows. Sonoma Foods experienced lower than anticipated sales during March 2008 and our most recent projections indicate sales will be lower than anticipated for the entire year. These estimates assume that Sonoma will be able to maintain its current, but reduced distribution. These estimates of future cash flows are based upon the Company’s experience, historical trends, estimates of future profitability and economic conditions. Future estimates of profitability and economic conditions require estimating such factors as sales growth, employment rates and the overall economics of the retail food industry for five to ten years in the future, and are therefore subject to variability, are difficult to predict and in certain cases, beyond the Company’s control. The assumptions utilized by management were consistent with those developed in conjunction with the Company’s long-range planning process. If the assumptions and projections underlying these evaluations are not achieved, or should the Company ultimately adopt and pursue different long-range plans, the amount of the impairment could be adversely affected. Accordingly, there can be no assurance that there will not be additional impairment charges in the future based on future events and that the additional charges would not have a materially adverse impact of the Company’s financial position or results of operations.

          The fair value of the Sonoma Foods reporting unit was estimated based on a combination of three approaches; 1) discounted cash flows, 2) comparable company valuations and 3) comparable transaction valuations. The fair value of the Sonoma Foods intangible assets for purposes of the impairment tests were estimated primarily based on discounted cash flows models. The discounted cash flow models were based on the Company’s internal plans related to the future cash flows of Sonoma Foods’ assets. The evaluation used a discount rate of 14.0% and future cash flows over the life of the related intangible asset.

          As a result of the impairment charge to the intangible assets, when testing goodwill impairment for the reporting unit under SFAS 142, the carrying value of the reporting unit still exceeded the fair value and accordingly goodwill was also impaired. Upon completion of step two of the impairment test, the Company recorded an impairment loss of $1.1 million related to non-competition agreements, trade name, and goodwill, which was reflected in impairment of intangible assets on the Company’s statement of operations. The decline in the fair value of Sonoma Foods was principally due to reductions in sales and a reduction in profits.

Accounting for Stock-Based Awards

          On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”). The Company adopted the fair value recognition provisions of SFAS 123R, using the modified prospective transition method. As a result of adopting SFAS 123R, the Company recorded a pre-tax expense of $192,000 for stock-based compensation for the six months ended June 30, 2008 compared to $335,000 for the six months ended June 30, 2007.

          The determination of fair value of share-based payment awards to employees and directors on the date of grant using the Black-Scholes model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Management estimated the expected terms using the simplified method provided in SAB 107 or historical information and management has used historical data to estimate forfeitures. The risk-free rate is based on U.S. Treasury rates in effect during the corresponding period of grant. The expected volatility is based on the historical volatility of the Company’s stock price.

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

          The Company employs one full-time executive chef and has hired additional outside culinary consultants to develop new products. Recent introductions include a line of whole wheat fresh pastas, sauces, and dips. The Company is the first to introduce whole wheat pasta and all organic pasta in the refrigerated pasta category. Sales of these items have helped grow the retail branded category. The Company also recently introduced a new line of fresh tamales under the Isabella’s Kitchen brand and frozen meal solutions under the Casual Gourmet Foods brand.

          The Company is combining efforts with its recently acquired companies to maximize selling and marketing effectiveness. The Company has a dedicated sales force that focuses solely on the natural and organic foods category, a category which is growing throughout the United States. This sales force along with the Company’s retail sales and club store sales forces have the ability to sell products nationwide. With the recent acquisitions, the sales personnel have more products in their offering and more opportunities to place themselves in front of key buyers.

Major Customers

          Two of the Company’s customers, Costco Wholesale and Sam’s Club, accounted for 53% and 14%, respectively, of the Company’s net revenues for the six months ended June 30, 2008. No other customer accounted for greater than 10% of net revenues for the period.

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

          In the ordinary course of its business the Company enters into commitments to purchase raw materials over a period of time, generally six months to one year, at contracted prices. At June 30, 2008 these future commitments were not at prices in excess of current market, or in quantities in excess of normal requirements. The Company does not utilize derivative contracts either to hedge existing risks or for speculative purposes.

          Interest Rate Risk

          The Company invests excess cash in variable income investments consisting of cash equivalents. The magnitude of the interest income generated by these cash equivalents is affected by market interest rates. Management does not use marketable securities or derivative financial instruments in its investment portfolio.

          The interest payable on the Company’s bank line of credit is based on variable interest rates and therefore affected by changes in market interest rates. As of June 30, 2008, the Company does have any loans with variable interest rates.

          Currency Risk

          During the six months ended June 30, 2008, the Company did not sell any product in currency other than US dollars.

Item 4.	Controls and Procedures

          Evaluation of Disclosure Controls and Procedures

          As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (together the “Certifying Officers”), of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008, the end of the period covered by this report. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective as of June 30, 2008 to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Certifying Officers, as appropriate, to allow for timely decisions regarding required disclosure.

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

          Management personnel, including the Certifying Officers, recognize that our internal control over financial reporting cannot prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

          Changes in Internal Controls

          There has been no change during the company’s fiscal quarter ended June 30, 2008 in the company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

          Item 4T. Controls and Procedures

          Inapplicable.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

          In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. Except as set forth below, the Company is not aware of any other material changes to the risks described in our latest Annual Report on Form 10-K.

Potential Impairment of Intangible Assets and Goodwill. The Company has acquired four companies since 2003 and other companies before that time. In the third quarter of 2006, the Company as part of its assessment of its intangible assets impaired its intangible assets of Casual Gourmet Foods in the third quarter of 2006 by $3.1 million. The Company also recorded an impairment of $58,000 in 2007 related to the Sonoma Foods’ tradenames and an additional $1.1 million in March 2008 related to Sonoma’s intangible assets and goodwill. At June 30, 2008, the Company has recorded net intangible assets of $5.9 million and goodwill of $12.1 million as part of the acquisitions. Some of these intangible assets are amortized over a certain amount of time. If these assets become impaired, the assets will be expensed in the periods they become impaired which will impact profitability. As of June 30, 2008, the Company’s operations have been impacted by the difficult economic climate which has seen a rise in raw material and fuel costs and the depressed market value of the stock market. The Company will continue to monitor these factors and evaluate whether it may need to impair a portion of its intangible and goodwill assets in the future.

Item 4.	Submission of Matters to a Vote of Security Holders

(a) The Company’s annual stockholders’ meeting was held June 27, 2008.

(c) At the annual meeting the following matters were approved:

Proposal 1 - Election of Directors

	For	Withheld	Abstain
Mr. Bonner	14,465,510	477,210	0

Mr. Tunstall	14,557,504	385,216	0

Mr. Wong	14,601,599	341,121	0

Mr. McGarvey	14,659,390	283,330	0

Mr. Henning	14,699,285	243,435	0

Viji Sampath	14,814,036	128,684	0

Eric C. Eddings	14,669,506	273,214	0

Scott S. Wheeler	14,660,191	282,529	0

Proposal 2 - To approve the selection of BDO Seidman, LLP as the Company’s independent public accountants for the current calendar year.

For	Against	Abstain

14,701,984	228,702	12,034

Proposal 3 - To consider and vote upon a proposal to amend the Company’s 2002 Stock Option Plan to increase the share reserve by 1,000,000 shares from 3,240,000 to 4,240,000 shares

For	Against	Abstain

9,424,669	1,168,381	966,636

Item 6.	Exhibits

          See Index of Exhibits for all exhibits filed with this report.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONTEREY GOURMET FOODS
Date: August 13, 2008

	By:	/s/ ERIC C. EDDINGS

Eric C. Eddings
Chief Executive Officer

	By:	/s/ SCOTT S. WHEELER

Scott S. Wheeler
Chief Financial Officer

Index to Exhibits

(Unless otherwise indicated, all exhibits incorporated by reference are filed under SEC file number 001-11177.)

3.1

Certificate of Incorporation dated August 1, 1996 (incorporated by reference from Exhibit B to the Company’s Definitive Proxy Statement for its August 1, 1996 Special Meeting of Shareholders filed June 27, 1996)

3.2

Amendments of Articles I and IV of Delaware Certificate of Incorporation (incorporated by reference from Exhibits 3 and 4 to the Company’s Definitive Proxy Statement for its 2004 Annual Meeting of Shareholders filed June 21, 2004)

3.3**	Certificate of Designation of Series A Junior Participating Preferred Stock.

3.4	Bylaws of the Company, as amended. Incorporated by reference from Exhibit 3.3 filed with the Company’s Form 10-Q for the quarter ended June 30, 2005 filed with the Commission.

4.1

Form of Investor Warrant, issued by Monterey Gourmet Foods, Inc. to the investors in connection with the June 28, 2006 private offering. (incorporated by reference from Exhibit 10.31 filed with the Company’s Form 8-K on June 13, 2006)

4.2	Registration Rights Agreement (incorporated by reference from Exhibit 10.29 filed with the Company’s Form 8-K on June 13, 2006)

4.3

Shareholder Protection Rights Agreement between the Company and Corporate Stock Transfer dated July 1, 2008 (incorporated by reference from Exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed July 2, 2008).

10.1* **	2002 Stock Option Plan, as amended

10.2*	1995 Employee Stock Purchase Plan (incorporated by reference from Exhibit 10.15 to the Company’s Form 10-K for the fiscal year ended January 1, 1995)

10.3

Monterey County Production Facility Lease of the Company, as amended (incorporated by reference from Exhibit 10.03 to the Company’s Registration Statement on Form SB-2 filed with the Commission (the “SB-2)) on August 29, 1993

10.4

Amendment No. 1 dated February 1, 1995 and Amendment No. 2 dated March 1, 1995 to Monterey County Production Facility Lease of the Company (incorporated by reference from Exhibit 10.6 filed with the Company’s Form 10-K for the fiscal year ended December 31, 1995) filed April 1, 1996(the “1995 Form 10-K”)

10.5

Amendment No. 3 dated September 12, 1997, and Amendment No. 4 dated February 6, 1998 to Monterey County Production Facility Lease of the Company (incorporated by reference from Exhibit 10.5 filed with the Company’s September 27, 1998 Quarterly Report on Form 10-Q filed November 4, 1998 (“1998 Q3 10-Q”))

10.6

Trademark Registration—MONTEREY PASTA COMPANY and Design, under Registration No. 1,953,489, registered on January 30, 1996 with the U.S. Patent and Trademark Office (incorporated by reference from Exhibit 10.27 to the 1995 Form 10-K)

10. 7*	Employment letter dated September 15, 2006 to Chief Executive Officer Eric C. Eddings (incorporated by reference from Exhibit 10.1 filed with the Company’s Form 8-K filed September 20, 2006)

10.8

Agreement for Handling and Storage Services between the Company and CS Integrated LLC dated February 5, 1999 (incorporated by reference to Exhibit 10.21 to the Company’s 1998 Form 10-K for the fiscal year ended December 27, 1998, filed March 17, 1999

10.9

Royalty agreement dated July 12, 1999 between Company and Chet’s Gourmet Foods, Inc. (incorporated by reference to Exhibit 10.25, in the Company’s September 26, 1999 Quarterly Report on Form 10-Q filed November 9, 1999 (“1999 Q3 10-Q”))

10.10	Storage Agreement Manufactured Products dated August 3, 1999 between the Company and Salinas Valley Public Warehouse (incorporated by reference to Exhibit 10.26, filed with the Company’s 1999 Q3 10-Q)

10.11	Commercial Lease dated August 10, 1999 between Company and Salinas Valley Public Warehouse (incorporated by reference to Exhibit 10.27, filed with the Company’s 1999 Q3 10-Q)

10.12

Commercial lease dated January 1, 2000 between the Company and PTF for Operating Engineers, LLC (incorporated by reference to Exhibit 10.32, in the Company’s June 25, 2000 Quarterly Report on Form 10-Q filed on August 4, 2000)

10.13

Lease Extension and Modification Agreement between the Company and Marco Warehouse d.b.a. Salinas Valley Public Warehouse dated September 1, 2001 (incorporated by reference to Exhibit 10.40 in the Company’s September 30, 2001 Quarterly Report on Form 10-Q filed on November 7, 2001)

10.14	Commercial lease dated August 23, 2002 between the Company and Mel Bankoff (incorporated by reference from Exhibit 10.43 filed with the Company’s Report on Form 8-K on August 30, 2002)

10.15

Commercial lease dated January 3, 2003 between the Company and Conrad Family Trust (incorporated by reference from Exhibit 10.44 filed with the Company’s Form 10-K for the fiscal year ended December 29, 2002, filed on February 14, 2003)

10.16	Third Lease modification to Commercial lease dated August 8, 2006 between the Company and PTF for Operating Engineers, LLC for storage space in Monterey County, California

10.17

Lease Extension and Modification Agreement between the Company and Kenneth Salma and Pattie Salma dated August 24, 2005 (incorporated by reference from Exhibit 10.18 filed with the Company’s September 30, 2005 Quarterly Report of Form 10-Q filed on November 14, 2005.)

10.18

Stock Purchase Agreement by and among Monterey Gourmet Foods, Inc., Sonoma Foods, Inc., and Its Shareholders dated April 7, 2005 (incorporated by reference from Exhibit 2.01 filed with the Company’s 8-K on April 13, 2005)

10.19	Amendment to Stock Purchase agreement dated April 18, 2008. Incorporated by reference from Exhibit 10.1 to the Company’s current Report on Form 8-K filed April 24, 2008.

10.20

Third Modification to Business Loan Agreement between the Company and Comerica Bank dated January 5, 2005.(incorporated by reference to Exhibit 10.33 filed with the Company’s Form 10-K for the fiscal year ended December 26, 2004, filed on March 25, 2005

10.21

Fourth Modification to Business Loan Agreement between the Company and Comerica Bank dated April 11, 2005 (incorporated by reference from Exhibit 10.24 to the Company’s Form 10-Q for the quarter ended June 30, 2005 filed with the Commission).

10.22	Securities Purchase Agreement, dated as of June 12, 2006, (incorporated by reference from Exhibit 10.28 filed with the Company’s 8-K on June 13, 2006)

10.23

Employment Agreement dated September 15, 2006 with Company Chief Executive officer Eric Eddings (incorporated by reference from Exhibit 10.1 filed with the Company’s Current Report on Form 8-K/A filed September 21, 2006)

10.24

Commercial Lease dated November 15, 2007 between the Company and RREEF America REIT II Corp II (incorporated by reference from Exhibit 10.27 filed with the Company’s report on Form 8-K on November 21, 2007.

10.25

Commercial lease extension dated December 24, 2007 between the Company and the McCabe Trust. Incorporate by reference from Exhibit 10.26 filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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