Form 10-Q
period 2008-09-30
MONTEREY GOURMET FOODS
filed 2008-11-13
CIK 913032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2008.

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
Yes  ☐ No  ☒

          At November 13, 2008, 16,766,471 shares of common stock, $.001 par value, of the registrant were outstanding.

MONTEREY GOURMET FOODS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MONTEREY GOURMET FOODS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	September 30, 2008	December 31, 2007

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,405	$5,541
Accounts receivable less allowances of $636 and $981	9,110	8,587
Inventories	7,381	7,865
Deferred tax assets-current	703	703
Prepaid expenses and other	972	1,084

Total current assets	21,571	23,780

Property and equipment, net	17,148	14,280
Deferred tax assets-long term	2,646	2,646
Deposits and other	330	243
Intangible assets, net	5,748	6,346
Goodwill	12,164	13,211

Total assets	$59,607	$60,506

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,006	$6,160
Accrued payroll and related benefits	1,327	1,192
Accrued and other current liabilities	1,368	962
Current portion of notes, loans, and capital leases payable	—	50

Total current liabilities	10,701	8,364

Notes, loans, and capital leases payable, less current portion	—	29

Minority interest	—	159

Stockholders’ equity:
Preferred stock, $.001 par value, 1,000,000 shares authorized, none outstanding	—	—
Common stock, $.001 par value, 50,000,000 shares authorized, 17,391,342 and 17,356,976 issued and 16,766,471 and 17,141,976 outstanding	17	17
Additional paid-in capital	60,775	60,462
Treasury stock 624,871 and 215,000 shares, respectively, at cost	(1,789)	(657)
Accumulated deficit	(10,097)	(7,868)

Total stockholders’ equity	48,906	51,954

Total liabilities and stockholders’ equity	$59,607	$60,506

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONTEREY GOURMET FOODS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands except earnings per share numbers and share totals)

	Three Months Ended		Nine Months Ended

	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007

Net revenues	$23,190	$24,458	$72,722	$73,702
Cost of sales	17,336	17,835	53,760	53,409

Gross profit	5,854	6,623	18,962	20,293

Selling, general and administrative expenses	6,393	6,184	19,742	18,641

Impairment and restructuring	—	—	1,606	—

Loss on disposition of assets	—	(26)	(16)	(38)

Operating income (loss)	(539)	413	(2,402)	1,614

Other income, net	—	4	114	8

Interest income, net	15	43	63	109

Income (loss) before provision for income tax expense	(524)	460	(2,225)	1,731
Income tax provision	—	(181)	(3)	(690)

Net income (loss)	$(524)	$279	$(2,228)	$1,041

Basic income (loss) per share	$(0.03)	$0.02	$(0.13)	$0.06

Diluted income (loss) per share	$(0.03)	$0.02	$(0.13)	$0.06

Weighted average primary shares outstanding	16,758,100	17,343,270	16,876,025	17,327,988
Weighted average diluted shares outstanding	16,758,100	17,426,504	16,876,025	17,460,402

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONTEREY GOURMET FOODS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands of dollars)

	Nine Months Ended

	September 30, 2008	September 30, 2007

Cash flows from operating activities:
Net income (loss)	$(2,228)	$1,041
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income taxes	—	919
Depreciation and amortization	2,245	2,185
Impairment and restructuring	1,355	—
Provisions for allowances for bad debts, returns, adjustments and spoils	4,767	3,561
Provisions for inventory	563	183
Stock-based compensation	262	552
Loss on disposition of assets	16	38
Gain on acquisition of minority interest	(109)	—
Changes in assets and liabilities:
Accounts receivable	(5,290)	(2,670)
Inventories	(79)	(517)
Prepaid expenses	112	(387)
Deposits and other	(87)	—
Accounts payable	1,846	(1,295)
Accrued liabilities	328	(693)

Net cash provided by operating activities	3,701	2,917

Cash flows from investing activities:
Purchase of property and equipment	(4,641)	(845)
Proceeds from sale of fixed assets	15	—
Acquisition of minority interest	(50)	—

Net cash used in investing activities	(4,676)	(845)

Cash flows from financing activities:
Repayment of debt	(44)	(978)
Repayment of capital lease obligations	(35)	(26)
Purchase of treasury stock	(1,132)	—
Proceeds from issuance of common stock	50	66

Net cash used in financing activities	(1,161)	(938)

Net increase in cash and cash equivalents	(2,136)	1,134

Cash and cash equivalents, beginning of period	5,541	4,281

Cash and cash equivalents, end of period	$3,405	$5,415

Cash payments:	September 30, 2008	September 30, 2007

Interest	$2	$54
Income Taxes	$103	$55

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONTEREY GOURMET FOODS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       Basis of Presentation

          The condensed consolidated financial statements have been prepared by Monterey Gourmet Foods, Inc. (the “Company”) and are unaudited. The financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not necessarily include all information and footnotes required by generally accepted accounting principles, and should be read in conjunction with the Company’s 2007 Annual Report on Form 10-K. In the opinion of the Company, all adjustments necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows as of September 30, 2008 have been recorded. A description of the Company’s accounting policies and other financial information is included in the audited consolidated financial statements as filed with the Securities and Exchange Commission (“SEC”) in the Company’s Form 10-K for the year ended December 31, 2007. The consolidated results of operations for the interim quarterly periods are not necessarily indicative of the results expected for the full year.

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

          The Company has acquired four companies since 2003 and other companies before that time. In the third quarter of 2006, the Company as part of its assessment of its intangible assets impaired its intangible assets of Casual Gourmet Foods by $3.1 million. The Company also recorded an impairment of $58,000 in 2007 related to the Sonoma Foods’ tradenames and an additional $1.1 million in March 2008 related to Sonoma’s intangible assets and goodwill. The Company has recorded net intangible assets of $5.7 million and goodwill of $12.2 million as part of the acquisitions. Some of these intangible assets are amortized over a certain period of time. If these assets become impaired, the assets will be expensed in the periods when they become impaired, with a negative impact on profitability for that period.

          Goodwill and other intangible assets consist of (in thousands):

	Gross goodwill and intangible assets		December 31, 2007

	Year-end 2006	Impairments 2007	Gross	Accumulated Amortization	Carrying Amount

Trademarks and tradenames	$220	$—	$220	$220	$—
Customer lists	5,982	—	5,982	2,546	3,436
Other intangibles	2,112	—	2,112	978	1,134

Total amortized intangible assets	8,314	—	8,314	3,744	4,570

Intangible assets with indefinite lives	1,834	(58)	1,776	—	1,776

Total intangible assets	10,148	(58)	10,090	3,744	6,346

Goodwill	13,211	—	13,211	—	13,211

Total goodwill and intangible assets	$23,359	$(58)	$23,301	$3,744	$19,557

	Gross goodwill and intangible assets		September 30, 2008

	Year-end 2007	Impairments 2008	Gross	Accumulated Amortization	Carrying Amount

Trademarks and tradenames	$220	$—	$220	$220	$—
Customer lists	5,982	—	5,982	2,928	3,054
Other intangibles	2,112	(32)	2,080	1,101	979

Total amortized intangible assets	8,314	(32)	8,282	4,249	4,033

Intangible assets with indefinite lives	1,776	(61)	1,715	—	1,715

Total intangible assets	10,090	(93)	9,997	4,249	5,748

Goodwill	13,211	(1,047)	12,164	—	12,164

Total goodwill and intangible assets	$23,301	$(1,140)	$22,161	$4,249	$17,912

          Amortization expense of intangible assets for the three and nine months ended September 30, 2008 was $168,000 and $505,000 respectively.

          The following table summarizes the Company’s goodwill by reporting segment as of September 30, 2008 (in thousands):

Sonoma Cheese Products	$657
Gourmet Foods Products	11,507

Total Goodwill by segment	$12,164

          The following table estimates amortization expense for the next five years (in thousands):

Year	Estimated Amortization Expense (In thousands)

October through December 2008	$167
2009	670
2010	658
2011	635
2012	555
2013 and thereafter	1,348

Total	$4,033

          In connection with management’s evaluation of the Sonoma Foods reporting unit, the Company agreed to terminate the employment agreements with the minority shareholders of Sonoma Foods and enter into separate severance agreements (Note 10). The Company recorded severance charges of $466,000 related to the severance agreements during the first quarter of 2008. The Company is paying such severance payments over the period ending April 7, 2009. The Company has paid approximately $251,000 of the severance accrual as of September 30, 2008.

          The following is a table of severance charges incurred by the Company during the nine months ended September 30, 2008, including the above mentioned Sonoma severance charges. These severance charges except for the severance charges related to Sonoma Foods which is included as part of impairment and restructuring, are included in the Company’s Selling and General Administration costs on the Statement of Operations. The Company has included severance charges which occur as part of the normal course of business as part of Selling and General and Administration costs.

Severance costs

Beginning balance as of December 31, 2007	$—

Severance charges	785,000

Severance payments through September 30, 2008	433,000

Ending balance as of September 30, 2008	$352,000

3.	Inventory

Inventories consist of the following:

	September 30, 2008	December 31, 2007

Production – Ingredients	$3,655	$3,266
Production – Finished goods	3,229	3,561
Paper goods and packaging materials	1,009	1,115
Operating supplies	56	76

	7,949	8,018
Allowances for spoils and obsolescence	(568)	(153)

	$7,381	$7,865

4.	Notes, Loans, and Capital Leases Payable

Notes, loans, and capital leases payable consist of (in thousands):

	September 30, 2008	December 31, 2007

Notes assumed from Casual Gourmet stock purchase	$—	$15
Interest rate at 0.0% ; payable in monthly payments of $725 Maturing September 2009
Note payable assumed from Sonoma Foods stock purchase	—	29
Payable in monthly payments of $3,857 including interest of 15.88% and 17.6% Matures in June 2009
Capital leases payable	—	35

Total notes, loans, and capital leases payable	$—	$79
Less current portion of notes, loans, and capital leases payable	—	(50)

Notes, loans, and capital leases payable, less current portion	$—	$29

          The Company paid off in-full all notes and capital leases during the first quarter of 2008 in advance of their maturity dates and has no notes, loans or capital leases on its books as of September 30, 2008.

5.	Credit Facility

          The Company has a $5.0 million working capital line of credit from Comerica Bank that is currently unused. The working capital line of credit commitment expires June 30, 2009.

          The terms of the Company’s line of credit prohibit the payment of cash dividends (except with written approval) on the Company’s capital stock and restrict payments for, among other things, repurchasing shares of the Company’s capital stock. The Company implemented a stock repurchase program and received permission from the bank to proceed with this program. Other terms limit the Company with respect to, among other things, (i) incurring additional indebtedness, (ii) adversely changing the capital structure, (iii) acquiring assets other than in the normal course of business including specific limits on annual capital expenditures and (iv) maintaining certain financial covenants. The Company was in compliance with its bank covenants as of September 30, 2008.

          As of September 30, 2008 the Company had $3.4 million of cash on its balance sheet. Cash is held in the Company’s checking account or in short-term money market accounts with no withdrawal restrictions. Cash accounts are FDIC insured up to the FDIC insurance limits. The Company has $10.9 million of working capital as of September 30, 2008.

6.	Income Taxes and Deferred Tax Asset Valuation Allowance

          The Company determined its year to date tax provision based on the cut-off method in accordance with FASB Interpretation (FIN) 18, “Accounting for Income Taxes in Interim Periods”. FIN 18 recommends the use of the cut-off method where a small change in a Company’s estimated income could produce a large change in the estimated annual effective tax rate. Under the cut-off method year to date results are taken into account in an interim tax provision and therefore additional valuation allowances were established. During the first quarter of 2008, the Company increased its valuation allowance by $138,000 in conjunction with the impairment of Sonoma Foods’ intangible assets and an additional $771,000 in the second and third quarters of 2008 due to the volatility surrounding the Company. The Company now has a valuation allowance of $1,756,000 at September 30, 2008. Income taxes for the third quarter of 2008 reflect no tax expense due to the additional valuation allowance compared with income tax expense of $181,000 or approximately 39% of pretax income for the same period in 2007. For the nine months ended September 30, 2008 income taxes reflect a tax expense of $3,000, which reflects a 0% tax rate compared with income tax expense of $690,000 or approximately 40% of pretax income for the same period in 2007.

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

          The Company is subject to taxation in the US and various states jurisdictions. There are no ongoing examinations by taxing authorities at this time. The Company’s various tax years starting 2002 to 2007 remain open in various taxing jurisdictions. As of December 31, 2007 and September 30, 2008 the Company has a zero balance for unrecognized tax benefits.

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

          During the three months ended September 30, 2008, 8,754 employee stock purchase plan shares were issued with proceeds to the Company of $13,000. Additionally, 10,000 shares of common stock were issued during the same period as part of employee option exercises with proceeds to the Company of $12,000.

          During the nine months ended September 30, 2008, 14,366 employee stock purchase plan shares were issued with proceeds to the Company of $26,000. Additionally, 20,000 shares of common stock were issued during the same period as part of employee option exercises with proceeds to the Company of $24,000.

          No other shares of common stock were issued during the nine months ending September 30, 2008.

          Earnings per Share Calculation

          The reconciliation of the share denominator used in the basic and diluted net income per share computations is as follows:

	Three Months Ended		Nine Months Ended

	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007

Weighted average common shares outstanding shares used in basic net income per share computation	16,758,100	17,343,270	16,876,025	17,327,988

Dilutive effect of common stock equivalents, using the treasury stock method	—	83,234	—	132,414

Shares used in dilutive net income per share computation	16,758,100	17,426,504	16,876,025	17,460,402

          Because the Company reported a loss for the three and nine month periods ending September 30, 2008, all outstanding options to purchase 1,831,835 shares of common stock were excluded from the diluted net income per share computation as their effect on loss per share would be anti-dilutive. For the three month period ended September 30, 2007, 1,190,906 options were excluded as their effect was anti-dilutive in the period. For the nine month period ended September 30, 2007, 1,020,055 options were excluded as their effect was anti-dilutive in the period.

Stock Repurchase Plan

          On December 10, 2007 the Company’s Board of Directors authorized a stock repurchase program whereby up to 750,000 shares of its Common Stock may be repurchased. In authorizing the repurchase program, the Board of Directors’ expressed its continued confidence in the Company’s near- and long-term financial and operating performance and its commitment to enhancing shareholder value. The duration of the repurchase program is open-ended. Under the program, the Company is able to purchase shares of common stock through open market transactions at prices deemed appropriate by management. The timing and amount of repurchase transactions under this program depend on market conditions and corporate and regulatory considerations. The program was suspended indefinitely by the Board of Directors on June 26, 2008. As of September 30, 2008, the Company had repurchased 624,871 shares of the Company’s common stock.

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

          Stock-Based Compensation Expense

          The Company accounts for stock option grants in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), “Share Based Payment” “SFAS 123(R)”. Stock-based compensation expense recognized under SFAS 123(R) for employees, directors, and outside consultants is as follows:

	Three Months Ended		Nine Months Ended

	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007

Stock based compensation expense:
Recorded in cost of sales	$19,000	$103,000	$51,000	$122,000
Recorded in selling, general and administrative	51,000	114,000	211,000	430,000

Total stock based compensation	$70,000	$217,000	$262,000	$552,000

Estimated fair value of options granted to employees and directors	$3,000	$18,000	$205,000	$510,000

          The main reason for the decrease in stock-based compensation in 2008 compared to 2007 is that the Board of Directors delayed issuing stock options to management in their February 2008 board meeting until May 2008 whereas stock options were issued to management during the February 2007 board meeting. Furthermore, fewer options were issued to management and the Board of Directions in 2008 compared to the number of options issued in 2007. In addition, the share price of the Company’s stock has declined and therefore the Black-Scholes model generates a lesser value on the more recently issued stock options. These reductions are offset by the fact that the most recent options issued to Board members vest immediately upon issuance and therefore the entire value of the option is expensed immediately while management options vest over three years and therefore are expensed over three years.

          The determination of fair value of share-based payment awards to employees and directors on the date of grant using the Black-Scholes model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. For new grants after December 31, 2005, management estimated the expected term using the simplified method provided in SAB 107. Starting July 1, 2007, management estimated the expected term using the last eighteen years of history and computed the expected term based on the weighted average term of options that were exercised and expired and the expected weighted average term of options outstanding. Management has used historical data to estimate forfeitures. The risk-free rate is based on U.S. Treasury rates in effect during the corresponding period of grant. The expected volatility is based on the historical volatility of the Company’s stock price.

          Assumptions used to value the options were as follows

	Three Months Ended		Nine Months Ended

	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007

Volatility	40.42%	39.05%	40.58%	41.41%
Risk-Free Interest Rates	3.14%	4.20%	2.95%	4.78%
Expected Lives in Years	5.11	5.52	5.11	5.98
Dividend Yield	—	—	—	—

Forfeiture rate	17.1%	10%	17.1%	8%

          SFAS 123(R) requires companies to estimate the fair value of share-based payment awards to employees and directors on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Consolidated Statements of Operations.

          As stock-based compensation expense recognized in the Consolidated Statements of Income for the three and nine months ended September 30, 2008 and the three and nine months ended September 30, 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

          Shareholder’s rights plan

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

Sonoma Cheese Products: Packaged cheese operations include all products sold under the Sonoma Cheese brand. The products are co-packed by cheese producers mostly in California. The products are sold as dips, slices, shredded, and nine or eight ounce blocks of cheese to consumers. The products are marketed to domestic food retailers.

Information on segments and a reconciliation to operating income are as follows (in thousands):

	Three Months Ended		Nine Months Ended

	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007

Net Revenues
Gourmet Foods Products	21,607	22,532	68,135	67,819
Sonoma Cheese Products	$1,583	$1,926	$4,587	$5,883

Total Net Revenues	$23,190	$24,458	$72,722	$73,702

Operating Income (Loss):
Gourmet Foods Products	(318)	707	507	2,339
Sonoma Cheese Products	$(221)	$(294)	$(2,909)	$(725)

Total Operating Income (Loss)	$(539)	$413	$(2,402)	$1,614

		September 30, 2008	December 31, 2007

Assets
Gourmet Foods Products		56,291	54,539
Sonoma Cheese Products		$3,316	$5,967

Total Assets		$59,607	$60,506

9.	New Accounting Pronouncements

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

          On April 18, 2008, the Company, Sonoma Foods, Inc. (“Sonoma”), and the shareholders of Sonoma entered into an agreement amending the Purchase Agreement dated April 7, 2005, pursuant to which the Company agreed to acquire all of the outstanding shares of Sonoma. Pursuant to the Amendment, the Company’s purchase of the remaining 20% of Sonoma’s outstanding shares not already owned by the Company was accelerated and the purchase price was set at $50,000, plus a potential earn-out based upon an agreed formula and each party agreed to waive all rights to indemnification under the original Purchase Agreement. At the same time, the Company and the Shareholders terminated existing employment agreements with the Shareholders and entered into severance arrangements which provide for payments and benefits substantially equivalent to those provided by the former employment agreements. The Company recorded severance charges of $466,000 related to the severance agreements during the first quarter of 2008 since the principal terms of the agreements were negotiated in March 2008. The Company is paying such severance payments over the period ending April 7, 2009. The Company has paid approximately $251,000 of the severance accrual as of September 30, 2008. All costs associated with these transactions were expensed in the period in which they occurred.

          Prior to the purchase of the remaining 20% of Sonoma Foods, the Company had on its books, minority interest attributable to the minority shareholders of $159,000. As a result of the acquisition of the minority interests, the Company purchased the minority interest for $50,000 in cash. The difference between the amount on the balance sheet and the cash paid is $109,000 and is reported as other income. At September 30, 2008, the Company no longer has minority interests on its books.

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

          The Company’s product distribution to grocery and club stores increased from approximately 25 stores as of December 1989, to over 11,000 stores by September 30, 2008. During recent years the Company added retail and club distribution through internal growth and through Isabella’s Kitchen, Emerald Valley Kitchen, CIBO Naturals, Sonoma Cheese, and Casual Gourmet acquisitions. In 2004, the Company’s shareholders approved the change of the name of the Company to Monterey Gourmet Foods, Inc. The name change was made to more accurately define the Company’s strategic direction. The name change also announces to the investor community, our customers and consumers, our strategic direction to become a complete supplier of gourmet refrigerated foods.

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

          In 2006, the Company focused on expanding distribution of its current products, consolidating production facilities in Salinas, improving the quality of its current products, hiring experts in product development and creativity to better utilize the Company’s production equipment, improving the synergies between the different brands, and reorganizing the Company into one operating unit with one centralized sales force and one marketing department. Also in September 2006, the Board of Directors of the Company appointed Eric Eddings as President and Chief Executive Officer of Monterey Gourmet Foods.

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

          In 2008, the Company recognized that it was out of capacity at its Seattle, Washington facility. Therefore, it signed a ten year lease on a new facility in Kent, Washington, approximately 20 miles from the current facility. The Company has spent approximately $4 million preparing this new facility and moving equipment from the old facility into the new facility. Occupancy is scheduled to take place during the fourth quarter of 2008. The improvement will add capacity to the Company’s sauce production and improve important production processes. In addition, the Company saw increases in the prices of many of its raw ingredients such as cheese, eggs, corn, flour, oil, and dairy products. The Company was not able to raise prices to its customers to offset these increased raw ingredient costs during 2007. However, price increases were taken to customers during the first quarter of 2008.

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

          For US retail and Natural Foods, a sales lead has been assigned by region: East, Central and West. In addition, the Company set up a specialty food services category which is new for the Company and designates the historical work of placing CIBO Naturals at specialty chains such as Starbucks and Panera Bread. The Company believes that with persistence and time, these and similar outlets will be a viable channel for sale of the Company’s gourmet food products.

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

Results of Operations

          Net revenues from operations were as follows (in thousands):

	Three Months Ended		Nine Months Ended

	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007

Net Revenues	$23,190	$24,458	$72,722	$73,702
Percent Change in Net Revenues from prior period	-5.2%	10.7%	-1.3%	8.9%

          The quarterly decrease in third quarter 2008 revenues compared with third quarter 2007 revenues is due to a 20% decline in tamale revenues as a result of additional competition, together with a 18% decline in Sonoma cheese sales as a result of discontinuing certain processed cheese spreads under the Sonoma Cheese brand, and a 49% decline in sales to our second largest customer, offset by a 15% increase in revenues to our largest customer as a result of the introduction of new flavors and new products. In addition, net sales were reduced when the Company increased its allowances to its customers during the quarter to help facilitate the transition to higher prices.

          The year to date decrease in net revenue is due to a 46% decline in tamale revenues as a result of additional competition, together with a 22% decline in Sonoma cheese sales as a result of discontinuing certain processed cheese spreads under the Sonoma Cheese brand, and a 36% decline in sales to our second largest customer, offset by a 17% increase in revenues to our largest customer as a result of the introduction of new flavors and new products. In addition, net sales were reduced when the Company increased its allowances to its customers during the year to help facilitate the transition to higher prices.

          Gross profit and gross margin were as follows (in thousands):

	Three Months Ended		Nine Months Ended

	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007

Gross profit	$5,854	$6,623	$18,962	$20,293
Gross margin percent	25.2%	27.1%	26.1%	27.5%

          Gross margin percent for the year ended December 31, 2007 was 27.4%. The gross margin percent for the third quarter of 2008 decreased compared to the third quarter of 2007 due to low revenues which reduced the plant overhead absorption and increased pricing allowances because of increased competition. Promotional activities were $863,000 higher in the third quarter of 2008 compared to the third quarter of 2007. These promotional activities reduced the per unit selling price of products sold which reduced the Company’s gross margins.

          The gross profit dollars and the gross margin percentage for the nine months ended September 30, 2008 decreased compared to the nine months ended September 30, 2007 due mainly to the increased costs of commodities and increased promotional activities. In addition, the Company discontinued the Sonoma processed cheeses product line and established inventory reserves of $504,000 for the processed cheese products and other raw materials stored at separate co-packers. The Sonoma Cheese segment reported a gross profit percentage of 0.05% for the nine months ended September 30, 2008 compared to a positive gross profit percentage of 18% for the nine months ended September 30, 2007. In addition, the Company paid $247,000 in slotting costs to introduce its new organic pasta line and family pack sizes which also reduced overall gross margins. The Company is also experiencing record high commodity prices in flour, eggs, corn, protein, olive and other types of oil, pine nuts, and dairy products including all types of cheese, cream, and milk, which have impacted gross margins. Some commodity prices started to decline at the end of the third quarter 2008; however, the full effect of the declines will not impact the Company’s gross margins until the fourth quarter.

          Selling, general and administrative expenses or SG&A were as follows (in thousands):

	Three Months Ended		Nine Months Ended

	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007

SG&A Expense	$6,393	$6,184	$19,742	$18,641

SG&A Expense as a percent of net revenues	27.6%	25.3%	27.1%	25.3%

          For the calendar year ended December 31, 2007, SG&A expenses were 25.2% of net revenues. SG&A as a percent of net revenues for the three months ended September 30, 2008 was 27.6%. The increase compared to the third quarter of 2007 is related to reduced revenues and additional severance expense of $137,000. The Company is continuing to refine its management team and reduce overhead associated with the business.

          SG&A as a percent of net revenues for the nine months ended September 30, 2008 was 27.1%. The increase compared to the nine months ending September 30, 2007 is related to lower sales, higher legal fees of $160,000, and higher variable selling costs of $407,000 and severance costs not included in impairment and restructuring of $319,000 accrued during the year. The Company continues to make changes to its management and selling organizations to improve the quality and productivity of its people.

          Depreciation and amortization expense, included in cost of sales and SG&A, was $2,245,000 or 3.1% of net revenues for the nine months ended September 30, 2008 compared to $2,185,000 or 3.0% of net revenues for the nine months ended September 30, 2007. The increase in depreciation expense of $35,000 for the nine month period is associated with additional equipment purchases in calendar year 2007 and 2008. In addition, amortization expense increased $25,000 which is part of the Company’s ongoing review of the useful lives of its intangible assets.

          Net interest income was $15,000 for the quarter ended September 30, 2008, compared to net interest income of $43,000 for the same quarter in 2007. For the nine months ended September 30, 2008, net interest income was $63,000 compared to net interest income of $109,000 for the same period in 2007. The reduced income is a result of the lower interest rate being paid on the Company’s excess cash and lower excess cash.

          Income taxes for the third quarter of 2008 reflect a tax expense of $0, which reflects a 0% tax rate compared with income tax expense of $181,000 or approximately 39% of pretax income for the same period in 2007. For the nine months ended September 30, 2008 income taxes reflect a tax expense of $3,000, which reflects a 0% tax rate compared with income tax expense of $690,000 or approximately 40% of pretax income for the same period in 2007. The income tax rate calculation is based upon the cutoff method under FIN 18 which recommends the use of the cut-off method where a small change in a Company’s estimated income could produce a large change in the estimated annual effective tax rate. Under the cutoff method year to date results are taken into account in an interim tax provision and therefore additional valuation allowances were established. During the first quarter of 2008, the Company increased its valuation allowance by $138,000 in conjunction with the impairment of Sonoma Foods’ intangible assets and an additional $771,000 in the second and third quarters of 2008 due to the volatility surrounding the Company. The Company now has a valuation allowance of $1,756,000 at September 30, 2008.

          Impairment and Restructuring

          As a result of a significant reduction in sales at Sonoma Foods, particularly in March 2008, the Company determined that indicators of impairment existed for the Sonoma Foods intangible assets. Accordingly, in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” and SFAS No. 144 “Accounting for the Impairment of Disposal of Long-Lived Assets,” the Company applied impairment tests to its intangible assets, including goodwill during the first quarter of 2008. The Company determined its reporting units to be the same as its operating segments. See Note 8. As a result of this testing and in accordance with SFAS No. 142, the Company recorded a pre-tax, non-cash charge of approximately $1.1 million in the first quarter of 2008 related to the impairment of intangible assets and goodwill associated with the acquisition of Sonoma Foods in April 2005. In addition to management’s evaluation of the Sonoma Foods reporting unit, the Company agreed to terminate the employment agreements with the minority shareholders of Sonoma Foods and enter into separate severance agreements (Note 10). The Company recorded severance charges of $466,000 related to the severance agreements during the first quarter of 2008. The Company expects to make such severance payments between April 1, 2008 and April 7, 2009. The Company has paid approximately $251,000 of the severance as of September 30, 2008.

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

          Segment Results:

          The Company operates in two segments: Gourmet Foods Products and Sonoma Cheese Products.

          Gourmet Foods Products Results:

	Three Months Ended		Nine Months Ended

	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007

Gourmet Foods Products
Net Revenues	$21,607	$22,532	$68,135	$67,819
Gross Profit	$5,675	$6,292	$18,960	$19,246
Operating Profit	$(318)	$707	$507	$2,339

Gross profit percentage	26.3%	27.9%	27.8%	28.4%
SGA Percentage	27.7%	24.8%	27.1%	24.9%

Highlights for the third quarter of 2008:

•	Emerald Valley Kitchen Salsa revenues grew 47% when comparing the third quarter 2008 with the third quarter of 2007.

•	The revenue for Casual Gourmet branded products grew by 6%.

•	Tamale revenues declined 20%

•

The gross margin percentage of 26.3% for the third quarter of 2008 decreased compared to 27.9% for the third quarter of 2007 due mainly to an $863,000 increase in promotional allowances. This increase reduced the effect of the price increase implemented in the second quarter to offset increased costs of commodities.

•

SG&A as a percent of net revenues for the third quarter ended September 30, 2008 was 27.7% compared to 24.8% for the third quarter ended September 30, 2007. The increase in SG&A as a percent of net revenues for 2008 compared to 2007 is due to lower revenue and additional severance expense of $137,000.

Highlights for the first nine months of 2008:

•	Pasta branded products revenues grew 21% when comparing the nine months of 2008 with the nine months of 2007.

•	The revenue for Casual Gourmet branded products grew by 29%.

•	Tamale revenues declined 46%

•

The gross margin percentage of 27.8% for the nine months of 2008 compared to 28.4% for the nine months of 2007 which reflects higher commodity prices and higher allowances which offset the price increase taken to offset higher commodity prices. The Company did not implement price increases until late March 2008.

•

SG&A as a percent of net revenues for the nine months ended September 30, 2008 was 27.1% compared to 24.9% for the nine months ended September 30, 2007. The increase in SG&A for 2008 compared to 2007 is due to higher selling expenses, higher legal fees, and higher wages and salaries consisting mostly of severance accruals.

          Sonoma Cheese Products results:

	Three Months Ended		Nine Months Ended

	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007

Sonoma Cheese Products
Net Revenues	$1,583	$1,926	$4,587	$5,883
Gross Profit	$179	$331	$2	$1,047
Impairment and restructuring	—	—	(1,606)	—
Operating Profit	$(221)	$(294)	$(2,909)	$(725)

Gross profit percentage	11.3%	17.2%	0.1%	17.8%
SGA Percentage	25.2%	32.5%	28.4%	30.1%

Highlights for the third quarter of 2008:

•

Packaged cheese products revenues declined 18% when comparing the third quarter 2008 with the third quarter of 2007. The decline reflects the discontinuation of certain items which did not contribute to the profitability of the Company.

•

The gross margin percentage of 11.3% for the third quarter of 2008 decreased compared to 17.2% for the third quarter of 2007, which reflects higher cheese prices. This is an improvement over the first quarter of 2008 which recorded a negative gross margin of 28%. The margin improvement over the first quarter of 2008 has come from changing packaging, reducing waste, moving production closer to the customers, and eliminating unprofitable items. However, the high cost of cheese continues to reduce margins.

•

SG&A as a percent of net revenues for the third quarter ended September 30, 2008 was 25.2% compared to 32.5% for the third quarter ended September 30, 2007. The decrease in SG&A for 2008 compared to 2007 is due to the restructuring efforts that took place in March 2008 and the Company’s efforts to reduce overhead.

Highlights for the nine months of 2008:

•	Packaged cheese products revenues declined 22% when comparing the nine months of 2008 with the nine months of 2007. Processed cheese products were declining in sales and were eliminated in March 2008.

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

•

The gross margin percentage of 0.1% for the nine months of 2008 decreased compared to 17.8% for the nine months of 2007 due to the increasing costs of milk. In addition, the Company exited the processed cheese business, and eliminated lower margin items in order to improve margins. As part of this process, the Company wrote down the value of its processed cheese inventory which reduced its margins for 2008.

•

SG&A as a percent of net revenues for the nine months ended September 30, 2008 was 28.4% compared to 30.1% for the nine months ended September 30, 2007. The decrease in SG&A for 2008 compared to 2007 is due to the restructuring efforts that took place in March 2008 and the Company’s efforts to reduce overhead.

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

Liquidity and Capital Resources

          During the nine month period ended September 30, 2008, $3,701,000 of cash provided by the Company’s operations represented a 27% increase compared to $2,917,000 of cash provided by operations for the nine months ended September 30, 2007.

	Nine Months Ended

	September 30, 2008	September 30, 2007

Cash flows from operating activities:
Net income (loss)	$(2,228)	$1,041
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income taxes	—	919
Depreciation and amortization	2,245	2,185
Impairment and restructuring	1,355	—
Stock-based compensation	262	552
Gain on acquisition of minority interest	(109)	—
Adjustments related to changes in working capital and other	2,176	(1,780)

Net cash provided by operating activities	$3,701	$2,917

          Stock-based compensation expense accounted for $262,000 of non-cash expense for the nine months ended September 30, 2008. Capital expenditures were $4,641,000 in the nine months of 2008 compared to $845,000 for the nine months of 2007. Capital spending in 2008 reflected spending to finish projects started in calendar year 2007 and the improvements to the newly leased facility near Kent, Washington. The Company is planning to spend approximately $5.0 million in capital in 2008 due in part to the leasing of the new facility.

          Funds used for the repurchase of common stock totaled $1,132,000 for the nine months ended September 30, 2008. During these nine months 409,871 shares were repurchased at an average price of $2.76. For the program to date, the Company has purchased 624,871 shares for $1,789,000 with an average purchase price of $2.86. In addition, during the nine months of 2008, the Company paid down debt of $79,000 and has no outstanding long-term debt as of September 30, 2008.

          During the nine months of 2008, the Company issued 14,366 shares under its Employee Stock Purchase Plan and received cash of $26,000. Additionally, 20,000 shares of common stock were issued during the same period as part of employee option exercises with proceeds to the Company of $24,000.

          During the nine months of 2007, the Company issued 8,579 shares under its Employee Stock Purchase Plan and received cash of $26,000. Additionally, 20,750 shares of common stock were issued during the same period as part of employee option exercises with proceeds to the Company of $40,000. In addition, the Company issued 20,000 restricted shares of the Company’s common stock valued at $77,000 to a culinary consultant as part payment for his work in developing new pasta products.

          As of September 30, 2008 the Company had $3.4 million of cash recorded on its balance sheet. Cash is held in the Company’s checking account or in short-term money market accounts with no withdrawal restrictions. Cash accounts are FDIC insured up to the FDIC insurance limits. In addition, the Company has $10.9 million of working capital as of September 30, 2008.

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

	Payments due by period

Contractual obligations (in thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Operating leases	$11,464	$1,678	$3,362	$2,816	$3,609

Total	$11,464	$1,678	$3,362	$2,816	$3,609

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

Stock Repurchase Program

          The Company commenced a public repurchase program of its common stock in December 2007 and suspended the program on June 26, 2008. The Company may choose to continue purchases of its common stock in the future. Funds used for the repurchase of common stock totaled $1,132,000 for the nine months ended September 30, 2008. During these nine months 409,871 shares were repurchased at an average price of $2.76. For the program to date the Company has purchased 624,871 shares for $1,789,000 with an average purchase price of $2.86.

Critical Accounting Policies and Management Judgments

Accounts Receivable and Allowances

          The Company provides allowances for estimated credit losses, product returns, spoilage, and adjustments at a level deemed appropriate to adequately provide for known and inherent risks related to such amounts. The allowances are based on reviews of the history of losses, returns, spoilage, and contractual relationships with customers, current economic conditions, and other factors which warrant consideration in estimating potential losses. While management uses the best information available in making its determination, the ultimate recovery of recorded accounts, notes, and other receivables is also dependent on future economic and other conditions that may be beyond management’s control.

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

          The Company accounts for corporate income taxes in accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) 109, “Accounting for Income Taxes” which requires an asset and liability approach. This approach results in the recognition of deferred tax assets (future tax benefits) and liabilities for the expected future tax consequences of temporary timing differences between the book carrying amounts and the tax basis of assets and liabilities. Future tax benefits are subject to a valuation allowance to the extent of the likelihood that the deferred tax assets may not be realized over a reasonable amount of time. The Company’s deferred tax assets include significant amounts of net operating losses (“NOLs”). In the first and third quarters of 2008 as a result of the impairment of certain intangible assets of Sonoma Foods and lower than expected nine months 2008 revenues, the Company again assessed its valuation allowance based on the same fore-mentioned criteria. The amount of the valuation allowance is significantly dependant on management’s assumptions regarding future taxable income and the availability of these NOLs to offset future taxable income. The effect on the Company’s net income is significant whenever the estimate changes. For business combinations, the Company must record deferred taxes and liabilities relating to the book versus tax basis differences of acquired assets and liabilities. Generally, such business combinations result in deferred tax liabilities as the book values are reflected at fair value whereas the tax basis is carried over from the acquired company. Such deferred taxes initially are estimated based on preliminary information and are subject to change as valuations and tax returns are finalized.

          The Company adopted the provisions of FASB Interpretation No. 48 “Accounting for Uncertainty of Income Taxes – An Interpretation of FASB Statement No. 109” (“FIN 48”) on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“FAS 109”). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. The total amount of unrecognized tax benefits as of the date of adoption was not material. As a result of the implementation of FIN 48, the Company recorded no increase in the liability for unrecognized tax benefits and the balance of unrecognized tax benefits was zero at December 31, 2007 and September 30, 2008.

Inventory Valuation

          Inventories are stated at the lower of cost (using the first-in, first-out method) or market and consist principally of component ingredients to the Company’s refrigerated pasta and sauces, finished goods, and packaging materials. Many of the ingredients used in the Company’s products have a short shelf life and if not used in a certain amount of time may spoil. Management estimates that the raw material will be used in a timely manner; however, management has established certain reserves for the potential of inventory obsolescence, especially for slow moving inventory. As of September 30, 2008, the Company reduced the carrying value of its inventory by $568,000. This write-down was made to cover certain refrigerated raw material inventory that is nearing its shelf-life, certain packaging labels for products that may be rotated out of the Club Store accounts, products that have already been rotated out of the Club Store accounts that may or may not be rotated back into the Club Store accounts, and products that have been discontinued especially certain items associated with Sonoma Cheese. The allowance is established based on management’s estimate of alternative usage or salvage value of obsolete inventory. Management believes its estimates for spoiled and obsolete inventory is adequate given the current volume of business to its current customers.

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

Valuation of Goodwill/Indefinite-lived Intangible Assets

          Under SFAS 142, “Goodwill and Other Intangible Assets” goodwill and intangible assets with indefinite useful lives are to be tested for impairment at least annually. The primary identifiable intangible assets of the Company’s reporting unit with indefinite lives are trademarks, tradenames and goodwill acquired in business acquisitions. As of September 30, 2008, the net book value of tradename and trademarks and other identifiable indefinite-lived intangible assets was $1.7 million.

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

          Goodwill is not amortized but is subject to periodic assessments of impairment. At September 30, 2008, the Company had $12.2 million of goodwill on its books. Goodwill is assessed for impairment at least as often as annually and as triggering events may occur. The Company performs its annual review in the fourth quarter of each year. Recoverability of goodwill is evaluated using a comparison of the fair value of a reporting unit with its carrying value.

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

          The Company has acquired four companies since 2003 and other companies before that time. In the third quarter of 2006, the Company as part of its assessment of its intangible assets impaired its intangible assets of Casual Gourmet Foods by $3.1 million. The Company also recorded an impairment of $58,000 in 2007 related to the Sonoma Foods’ tradenames and an additional $1.1 million in March 2008 related to Sonoma’s intangible assets and goodwill. The Company has recorded net intangible assets of $5.7 million and goodwill of $12.2 million as part of the acquisitions. Some of these intangible assets are amortized over a certain amount of time. If these assets become impaired, the assets will be expensed in the periods they become impaired which will impact profitability. As of September 30, 2008, the Company’s operations have been impacted by the difficult economic climate which has seen a rise in raw material and fuel costs and the depressed market value of the stock market. The Company will continue to monitor these factors and evaluate whether it may need to impair a portion of its intangible and goodwill assets in the future.

Valuation of Plant and Equipment and finite-lived Intangible Assets

          In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-lived Assets (“SFAS 144”), management reviews finite-lived long-lived assets, primarily consisting of plant and equipment and amortized intangible assets such as acquired recipes, customer lists and non-compete agreements, whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Intangible assets with finite useful lives continue to be amortized over their respective estimated useful lives. The estimated useful life of an identifiable intangible asset is based upon a number of factors, including the effects of demand, competition, and future cash flows. For these assets, if the total expected future undiscounted cash flows from the asset group are less than the carrying amount of the asset group, an impairment loss is recognized for the difference between the fair value and the carrying value of the asset group. The impairment tests require management to estimate the undiscounted cash flows and fair value of the asset groups. As of September 30, 2008, the net book value of finite-lived intangible assets was $4.0 million.

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

Accounting for Stock-Based Awards

          On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”). The Company adopted the fair value recognition provisions of SFAS 123R, using the modified prospective transition method. As a result of adopting SFAS 123R, the Company recorded a pre-tax expense of $262,000 for stock-based compensation for the nine months ended September 30, 2008 compared to $552,000 for the nine months ended September 30, 2007.

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

          For the nine months ended September 30, 2008, Costco Wholesale accounted for 54% and Sam’s Club accounted for 12% of the Company’s net revenues For the nine months ended September 30, 2007, Costco Wholesale and Sam’s Club, accounted for 46% and 19%, respectively, of the Company’s net revenues. No other customer accounted for greater than 10% of net revenues for the period.

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

          In the ordinary course of its business the Company enters into commitments to purchase raw materials over a period of time, generally nine months to one year, at contracted prices. At September 30, 2008 these future commitments were not at prices in excess of current market, or in quantities in excess of normal requirements. The Company does not utilize derivative contracts either to hedge existing risks or for speculative purposes.

          Interest Rate Risk

          The Company invests excess cash in money market fund investments consisting of cash equivalents. The magnitude of the interest income generated by these cash equivalents is affected by market interest rates. There are no restrictions as to when the Company can access the funds from these accounts. Management does not use marketable securities or derivative financial instruments in its investment portfolio.

          The interest payable on the Company’s bank line of credit is based on variable interest rates and therefore affected by changes in market interest rates. As of September 30, 2008, the Company does have any loans with variable interest rates.

          Currency Risk

          During the nine months ended September 30, 2008, the Company did not sell any product in currency other than US dollars.

Item 4.	Controls and Procedures

          Evaluation of Disclosure Controls and Procedures

          As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (together the “Certifying Officers”), of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008, the end of the period covered by this report. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective as of September 30, 2008 to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Certifying Officers, as appropriate, to allow for timely decisions regarding required disclosure.

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

          Changes in Internal Controls

          There has been no change during the company’s fiscal quarter ended September 30, 2008 in the company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

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

Potential Impairment of Intangible Assets and Goodwill. The Company has acquired four companies since 2003 and other companies before that time. In the third quarter of 2006, the Company as part of its assessment of its intangible assets impaired its intangible assets of Casual Gourmet Foods in the third quarter of 2006 by $3.1 million. The Company also recorded an impairment of $58,000 in 2007 related to the Sonoma Foods’ tradenames and an additional $1.1 million in March 2008 related to Sonoma’s intangible assets and goodwill. At September 30, 2008, the Company has recorded net intangible assets of $5.7 million and goodwill of $12.2 million as part of the acquisitions. Some of these intangible assets are amortized over a certain amount of time. If these assets become impaired, the assets will be expensed in the periods they become impaired which will impact profitability. As of September 30, 2008, the Company’s operations have been impacted by the difficult economic climate which has seen a rise in raw material and fuel costs and the depressed market value of the stock market. The Company will continue to monitor these factors and evaluate whether it may need to impair a portion of its intangible and goodwill assets in the future.

Item 6.	Exhibits

          See Index of Exhibits for all exhibits filed with this report.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONTEREY GOURMET FOODS

Date: November 13, 2008
	By:	/s/ ERIC C. EDDINGS

Eric C. Eddings
Chief Executive Officer

	By:	/s/ SCOTT S. WHEELER

Scott S. Wheeler
Chief Financial Officer

Index to Exhibits

(Unless otherwise indicated, all exhibits incorporated by reference are filed under SEC file number 001-11177.)

3.1

Certificate of Incorporation dated August 1, 1996 (incorporated by reference from Exhibit B to the Company’s Definitive Proxy Statement for its August 1, 1996 Special Meeting of Shareholders filed June 27, 1996)

3.2

Amendments of Articles I and IV of Delaware Certificate of Incorporation (incorporated by reference from Exhibits 3 and 4 to the Company’s Definitive Proxy Statement for its 2004 Annual Meeting of Shareholders filed June 21, 2004)

3.3

Certificate of Designation of Series A Junior Participating Preferred Stock. Incorporated by reference from Exhibit 3.3 filed with the Company’s Form 10-Q for the quarter ended June 30, 2008 filed with the Commission

3.4	Bylaws of the Company, as amended. Incorporated by reference from Exhibit 3.3 filed with the Company’s Form 10-Q for the quarter ended September 30, 2005 filed with the Commission.

4.1

Form of Investor Warrant, issued by Monterey Gourmet Foods, Inc. to the investors in connection with the June 28, 2006 private offering. (incorporated by reference from Exhibit 10.31 filed with the Company’s Form 8-K on June 13, 2006)

4.2	Registration Rights Agreement (incorporated by reference from Exhibit 10.29 filed with the Company’s Form 8-K on June 13, 2006)

4.3

Shareholder Protection Rights Agreement between the Company and Corporate Stock Transfer dated July 1, 2008 (incorporated by reference from Exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed July 2, 2008.

10.1*	2002 Stock Option Plan, as amended Incorporated by reference from Exhibit 10.1 filed with the Company’s Form 10-Q for the quarter ended June 30, 2008 filed with the Commission.

10.2*	1995 Employee Stock Purchase Plan (incorporated by reference from Exhibit 10.15 to the Company’s

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

10.20

Third Modification to Business Loan Agreement between the Company and Comerica Bank dated January 5, 2005.(incorporated by reference to Exhibit 10.33 filed with the Company’s Form 10-K for the fiscal year ended December 26, 2004, filed on March 25, 2005

10.21

Fourth Modification to Business Loan Agreement between the Company and Comerica Bank dated April 11, 2005 (incorporated by reference from Exhibit 10.24 to the Company’s Form 10-Q for the quarter ended September 30, 2005 filed with the Commission).

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

10.26*

Form of Change in Control Severance Agreement with Executive Officers. Incorporated by reference from Exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed May 22, 2008 with the Commission.

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