Form 10-K
period 2008-12-31
MONTEREY GOURMET FOODS
filed 2009-03-24
CIK 913032

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON DC 20549

FORM 10-K
(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM _____________ TO _____________

Commission file number 001-11777

MONTEREY GOURMET FOODS, INC.
(Exact name of registrant as specified in its charter)

Delaware	77-0227341

(State of incorporation)	(IRS employer identification number)

1528 Moffett Street , Salinas, California	93905

(Address of Principal Executive Offices)	(Zip Code)

(831) 753-6262

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.001 par value	NASDAQ Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value
Title of each class

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by a check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in PART III of this Form 10-K, or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated Filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by a check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2).

Yes  ☐    No  ☒

The approximate aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer as of June 30, 2008 was $16,135,000. The number of shares outstanding of the issuer’s common stock as of March 24, 2009 was 16,766,471.

DOCUMENTS INCORPORATED BY REFERENCE

Parts III of this Annual Report on Form 10-K incorporates by reference information from the Registrant’s Proxy Statement for its Annual Meeting of Shareholders to be held on June 19, 2009 (“2009 Proxy Statement”) to be filed with the SEC within 120 days of the end of the calendar year covered by this report.

MONTEREY GOURMET FOODS, INC.
TABLE OF CONTENTS

PART I

ITEM 1.	BUSINESS

Information Concerning Forward-Looking Statements

             Certain of the statements contained in this report (other than the historical financial data and other statements of historical fact), including, without limitation, statements as to our expectations and beliefs, are forward-looking statements. Forward-looking statements are made based upon our good faith expectations and beliefs concerning future developments and their potential effect upon the Company. There can be no assurance that future developments will be in accordance with such expectations or that the effect of future developments will be those anticipated by us. Forward-looking statements can be identified by the use of words such as “believe,” “expect,” “plans,” “strategy,” “prospects,” “estimate,” “project,” “anticipate,” “intends” and other words of similar meaning in connection with a discussion of future operating results or financial performance. This Report on Form 10-K includes important information as to risk factors in “Item 1. Business”, “Item 1A. Risk Factors”, and “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Many important factors could cause actual results to differ materially from management’s expectations, including:

•	Weather could impact the price of raw materials we purchase.
•	The extent to which we can reduce costs.
•	Unpredictable difficulties or delays in the development of new products or our ability to forecast consumer trends.
•	Changes in U.S. economic conditions such as inflation, recession, or interest rate fluctuations.
•	Pricing changes of raw materials, freight, or impacts for competitive pricing.
•	Competitive products from international sources.
•	Inherent risks of food production.
•	Labor relations.
•	Integration of acquired businesses.
•	Difficulties in obtaining or retaining the management and other human resource competencies that we need to achieve our business objectives.
•	The impact from the loss of a significant customer or a few customers.
•	Changes in the regulatory environment.
•	Capital spending requirements.
•	Adoption of new accounting pronouncements promulgated by the Financial Accounting Standards Board or other accounting standard setting agencies such as the Public Company Accounting Oversight Board.
•	General risks of litigation.

Introduction

             Monterey Gourmet Foods, Inc. (“the Company”, “Monterey” “we”, “us”, or “our”) began in 1989 as a producer and distributor of refrigerated gourmet pasta and sauces to restaurants and grocery stores in the Monterey, California area. We have since expanded our operations to include a more diversified range of gourmet refrigerated food products, which we provide to grocery and club stores throughout the United States, as well as selected regions in Canada, the Caribbean, Latin America, and Asia Pacific. Our overall strategy is to enhance the value of the Monterey Gourmet Foods’ brands by distributing our gourmet food products through multiple channels of distribution, while selectively participating in private label partnerships.

             We currently produce and/or market premium quality refrigerated gourmet pastas, gnocchi, pasta sauces, prepared entrees, salsas, tamales, dips, hummus, polenta, cheeses, and spreadable cheeses emphasizing superior flavors and innovative products. We seek to build brand recognition and customer loyalty by employing a marketing program that focuses on developing multiple points of sale for our products, and increasing consumer awareness of our offerings primarily through in-store sampling and advertising in conjunction with our customers. We market and sell our products primarily through grocery and club stores with limited distribution to a select few foodservice accounts.

             We offer seven core brands in ten key categories over 250 varieties of contemporary gourmet food products that are produced using proprietary recipes. In 2008, we moved into our new production facility in Kent, WA. We hired Mike Schall, a retiring Board member, to help with our strategic direction and we hired Erika Cottrell to improve our product development and innovation. We purchased the remaining minority interests in Sonoma Foods in order to implement needed changes in the organization such as reducing overhead, modifying promotional activities, and changing cheese suppliers. We made the difficult decision to close down the Casual Gourmet protein sausage and meatball business after two years of efforts to improve this business had not achieved the results we desired. We were still obligated to fulfill further processed protein product orders through the end of January 2009 and did not fully abandon all assets relating to the further processed protein products by the end of December 31, 2008. In early 2009 we licensed the Casual Gourmet brand for protein items to Aidells sausage for a royalty payment which will generate a positive income stream. We expanded our distribution and capitalized on the success of current products such as our pesto sauces, and organic or made with organic pastas. We announced the appointment of Acosta Sales and Marketing to represent our Monterey Pasta Company brand of premium refrigerated raviolis and pastas in the retail grocery channel. We dedicated resources to introducing our products in the specialty foodservice market and sold products to Panera Bread and Starbucks Coffee.

             Our web site, www.montereygourmetfoods.com, supports our brands by providing both consumer and investor information. The site provides insight into the Company’s profile, product offerings, and financial strength, as well as consumer tips for those interested in gourmet food and links to our various brands.

             The success of our sales efforts will depend in large part on four key factors: (1) whether grocery and club store chains will continue to increase the number of their stores offering our products, (2) whether we can continue to increase the number of grocery and club store chains offering our products, (3) whether we can continue to introduce new products that meet consumer acceptance and (4) whether we can continue to diversify into other complementary businesses and leverage our strengths to continue to grow revenues and profits at levels attractive to our shareholders and investors. Grocery and club store chains continually re-evaluate the products carried in their stores, and we have no assurance that the chains currently offering our products will continue to do so in the future.

             Monterey Gourmet Foods was originally incorporated in California in June 1989 and was reincorporated in Delaware in August 1996. Our executive offices and principal facilities are located at 1528 Moffett Street, Salinas, California 93905 and at 8030 South 228th Street, Building A, Kent, WA 98032. Our telephone number is (831) 753-6262. Investors and other interested parties can obtain copies of our periodic reports and proxy material from our website free of charge, as well as from the SEC’s website at www.sec.gov.

Financial Information of Segments

             We operate in three segments: Gourmet Foods Products, Sonoma Cheese Products, and Further Processed Protein Products. The contribution of each segment to net sales and operating income (loss), and the identifiable assets attributable to each segment, are set forth in Note 14, “Segment Reporting” of the Notes to Consolidated Financial Statements. In the first quarter of 2008 we began reporting Sonoma Cheese Products as a separate segment and in the fourth quarter of 2008, we began to manage and report the operating results and identifiable assets of our Further Processed Protein Products as a separate segment. All periods in this report reflect the change.

Descriptions of Segments

             We disclose segment enterprise-wide information in accordance with Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures about Segments of an Enterprise and Related Information.”  During 2007, based upon definitions contained within SFAS No. 131, we determined that we operated as one segment due to the lack of discrete financial information reviewed by Eric Eddings, our Chief Executive Officer and Chief Operating Decision Maker.  In addition, virtually all revenues are in the United States, and all of the long-lived assets are located within the United States.

             On March 20, 2008, we reviewed the low margins and dwindling revenues being generated from the Sonoma Cheese products and determined, among other strategic actions, to dedicate sales resources specifically to Sonoma Cheese products, and to buy out the minority interest and the employment contracts of the minority shareholders. In order to make this decision, we reviewed discrete financial information for the Sonoma Cheese Products. As a result, we concluded that Sonoma Cheese constitutes an operating segment and reporting unit and therefore, we are reporting Sonoma Cheese products as a separate reporting segment.

             For the December 4, 2008, meeting of the Board of Directors, the Board agreed with us to look for a buyer for the further processed protein products sold under the Casual Gourmet brand. In addition, we presented to the Board discrete financial information for the further processed protein products currently being sold under the Casual Gourmet brand. The Board agreed with us to separate out these products for future Board meetings as these products were not a “core competency”. The Board supported management in our efforts to sell this segment and if we could not sell this segment, then we would by year end proceed to wind down and close all operations associated with this segment. As a result, certain trademark rights were transferred to Monterey Gourmet Foods, Inc. from Casual Gourmet Foods, Inc. and procedures to dissolve Casual Gourmet voluntarily were commenced.

             Accordingly, we operated in three segments, Gourmet Foods Products, Sonoma Cheese Products, and Further Processed Protein Products as of December 31, 2008. We use operating income as the profit measure for each reporting segment.

Gourmet Foods Products: These products are developed from sophisticated recipes designed to enhance the eating experience. These products include ravioli, tortelloni, borsellini, pasta sauces, dips, hummus, salsa and other like products. The products are sold in various forms, flavors and sizes, are marketed to domestic food retailers, and are mostly produced in one of our three plant locations at Salinas, California, Kent, Washington, or Eugene, Oregon.

Sonoma Cheese Products: Packaged cheese operations include all products sold under the Sonoma Cheese brand. These products are co-packed by cheese producers mostly in California, are sold to consumers as slices, shredded, or as eight or six ounce blocks, and are marketed to domestic food retailers.

Further Processed Protein Products: These products are developed from recipes designed to use high quality chicken to make sausages and meatballs. The products are sold in various flavors and sizes, are manufactured on our behalf by other manufactures to our specifications, and are marketed to domestic food retailers.

Industry Overview

Our review of industry trends suggests the following conclusions:

•	U.S. retail sales of gourmet, specialty and premium foods and beverages are growing at much faster rates than sales of the overall food and beverage industry.
•

Americans have a growing interest in world cuisines and flavors. They associate high-quality ingredients with health and wellness, and “gourmet” with “natural/organic.” The supermarket industry’s focus on upscale “fresh formats” responds to the phenomenon of higher disposable incomes among U.S. consumers and the resulting perception that gourmet/premium products are affordable luxuries.

•	Value and convenience are winning in the marketplace as evidenced by continued store growth in Club stores and discount supercenters.
•

Niche retailer channels (Whole Foods, Trader Joe’s, and Aldi) grew over 50% between 2001 and 2008. Natural foods have grown at a slower rate than organic products, but generate nearly five times the dollar sales.

•	Target and Wal-Mart continue to lead in store expansion against other major retailers.
•

Despite the pullback in consumer spending due to economic conditions overall, consumers will still seek “affordable indulgences” in the form of fresh, quality food offerings with a good value proposition in favor of away from home dining occasions.

•	In spite of these trends in the economy at large, consumers continue to look for premium quality “meal solutions at home” that offer quality experiences similar to away from home eating occasions.
	o	Consumers equate fresh with quality and, as such, a trend is developing that will see a gradual replacement of processed and packaged items with “fresh counterparts.”
	o	Consumers are looking for more locally grown foods that support a healthier environment and a healthier lifestyle.
•	Top health and wellness product claims ranked by the percentage increase in consumer mentions versus a year before are:

o	Absence of specific fat:	+31%
o	Organic:	+25%
o	Gluten Free	+21%
o	Hormone/antibiotic free:	+17%
o	Food that has not been genetically modified:	+14%

             We believe that our brands and our products are well suited for today’s consumer. However, we can give no assurance that current trends in healthy gourmet eating or consumer demand for quick meal solutions or consumer spending levels in the specialty food category will continue in the future or that our products will continue to respond to or anticipate these trends. Additionally, as we expand into different geographic regions and new product categories, we may encounter different consumer perceptions, diet trends, attitudes, behavior and competition. This may adversely impact our expansion strategy and cause us to incur greater expenses than anticipated in the promotion of our products.

Strategy

             Our overall objective is to become a leading national marketer of refrigerated gourmet food products through distribution of our products to grocery, club stores, and foodservice specialty restaurants. The principal elements of our strategy include the following:

•

Expand our market share through same-store revenue growth, addition of new grocery and club stores, and geographic and product line diversification, including creation of additional meal solutions using our products.

•

Introduce new products on a timely basis to maintain customer interest and to respond to changing consumer tastes. In order to maximize our margins, we focus most of our efforts on those new products that can be manufactured and distributed out of our own production facilities, but may supplement this effort by selected co-packing arrangements that complement our existing product lines.

•

Reduce operating costs as a percentage of sales through continual evaluation of administrative and production staffing and procedures and commodity pricing. We will consider additional capital improvements at our manufacturing facilities in order to increase production efficiencies and capacities, and to reduce our cost of goods. We continue to rationalize our production capabilities and may consolidate facilities as we deem necessary.

•	Create brand awareness by communicating to the consumer that we provide a healthy and nutritious line of products, and therefore, promote repeat business by reinforcing positive experiences.

•	Utilize our current sales force to expand distribution.

             We will continue to direct our advertising and promotional activities to specific programs customized to suit our customers’ needs as well as to reach target consumers. These will include in-store demonstrations, coupon programs, temporary price reduction promotions, cross promoting of products, and other related activities. We have no assurance that we will be able to increase our net revenues from grocery and club stores. Because we will continue to make expenditures associated with the expansion of our business, our results of operations may be affected.

             In prior years, we acquired several companies which helped us grow. However, the sales growth has not necessarily increased profits. During the past two years, we have allocated resources to consolidating certain assets and addressing the economic challenges facing us. Our historical acquisition strategy is not part of our short-term strategy. Potential selling entities continue to demand high premiums and we are using our cash to improve our current production facilities, and continue to make improvements to our internal operations.

Products

             We produce and market a variety of gourmet refrigerated pastas, including borsellini, ravioli, tortelloni, and tortellini, pasta sauces, salsas, bruschettas, dips, hummus, spreads, Sonoma Jack cheeses, tamales, meals and meal solutions, and polenta under the Monterey Gourmet Foods, Monterey Pasta, Arthur’s, CIBO Naturals, Emerald Valley Kitchen, Isabella’s Kitchen, Sonoma Cheese, and Casual Gourmet brands, as well as private labels.

             We are committed to diversifying our offerings with innovative new product line extensions, complementary products, and other gourmet food products. Our product development chefs focus on creating new products that innovatively blend complementary tastes, food textures and ingredients while strictly adhering to our emphasis on freshness, healthfulness and quality. We will spend our product development resources to meet market and customer demands, and utilize our current production expertise to fill the capacity of our plants. We have increased our spending on product development as we increase our focus on product quality and product innovation. As we introduce new products, we discontinue selected items to help ensure that the product line is focused on consumer demand, to maximize our return on the shelf space in grocery and club stores, and to respond to changing trends and consumer preferences.

             Our refrigerated products are packaged predominantly in clear lightweight containers, which reveal their fresh appearance. We make every effort to present our products with a colorful logo, distinctive graphics, ingredient information and cooking instructions to communicate their gourmet, fresh and healthful qualities. All of our products feature eye-catching packaging graphics to maximize shelf impact and generate increased consumer interest, with emphasis on quickly informing the consumer about the products. We will continue to emphasize packaging and presentation to maximize appeal on the shelf.

             Our goal is to introduce new products on a timely and regular basis, to increase customer interest and to respond to changing consumer tastes. We have no assurance that our efforts to achieve these goals will result in successful new products or that new products can be developed and introduced on a timely and regular basis. If our new products are not successful, our sales will be adversely affected as consumers seek other alternatives.

Production

             All of our products are designed, processed and monitored under strict quality assurance plans in order to assure that the finished products meet or exceed customer expectations.

             We currently produce refrigerated pastas, pasta sauces and tamales in a 43,700 square foot USDA inspected Monterey County, California facility. We also lease 87,141 square feet of space three miles from the main production facility. Within this 87,141 square foot facility, we have our refrigerated distribution center and ambient storage. The California facilities are strategically located in one of the largest produce-growing regions in the United States and are near several major vendors and food distributors. The California facility is certified by the USDA, is certified to produce organic products, and utilizes state of the art thermal processing, chilling and packaging processes.

             In addition, we produce organic salsas, dips, and hummus at our 19,000 square foot organically certified facility in Eugene, Oregon, which was integrated into the business as part of the Emerald Valley acquisition. Our CIBO Naturals branded products formerly were manufactured out of several facilities in the greater Seattle, Washington area. We signed a new lease in Kent, Washington for 93,306 square feet where we took occupancy on March 1, 2008 and began production on December 1, 2008.

             Our refrigerated pastas are manufactured at our California facilities using high quality ingredients such as Extra Fancy Durham Wheat Flour, whole eggs, fresh and dry herbs and spices, Individually Quick Frozen (“IQF”) vegetables, chicken and other proteins, various fresh cheeses, and milk products. The ingredients are mixed in accordance with our proprietary recipes. After filling with fresh and unique ingredients such as snow crab, spinach, feta cheese, lobster, chicken, and other types of specialty cheeses, the pasta products receive a prescribed thermal process, or pasteurization to ensure product safety and to preserve flavor, quality and shelf life. The products are then chilled immediately and packaged in controlled atmosphere trays. Pasta sauces, salsas, dips, and spreadable cheeses are mixed and processed in individual batches in accordance with our proprietary processes and recipes and then directly packed and sealed in plastic containers. The new “quick preparation” baked entrees are baked in new rotary tray ovens. After preparation, processing, chilling and packaging, all pasta, baked entrees, and sauces are kept in cold storage to preserve quality and shelf life. Cheeses and sausages are produced and packaged by outside companies under agreements to protect recipes and provide the quality that we require.

             We regularly review a variety of potential capital projects for the production department and in the past three years has spent approximately $10 million on capital improvements. These included significant upgrades and improvements to the pasta production lines, two packaging lines, and capacity improvements. Capital resources were used to build out the Kent Washington facility and make it ready to produce specialty sauces, dips, and spreads, and to increase tamale production capacity. In 2006, we increased capacity on our tamale production line, consolidated the two manufacturing plants in Salinas, California, and added new pasta packaging equipment. In 2008 we installed equipment to enhance our ravioli filling machines and built out the production facility in Kent, Washington. Future capital expenditures will be evaluated for their ability to increase efficiency, flexibility and capacity.

Raw Materials

             We purchase raw materials from vendors throughout the United States and the World, although the majority of our raw materials come from domestic sources. All raw material purchases are transacted in U.S. dollars. Vendor selection is based on ability to meet specifications and pricing. Because the ingredients are agricultural products, we use a combination of contracts which are for one year or less in duration, as well as open market purchases to minimize the pricing risks and uncertainty of supply.

             The most significant ingredients used are dairy-based ingredients, eggs, flour, olive oil, pine nuts, seafood, chicken and other meats, spinach, basil, tomatoes, and spices. We know of no current restrictions or other factors that would have a material adverse effect on the availability of raw materials, although increased prices have impacted our margins. Our purchasing policies are designed to provide more than one credible source for all ingredients.

Distribution

             Our success depends upon an effective system of distribution for our products. We deliver our products directly to warehouses for several Northern California customers. We distribute our products to other customers in other parts of the country using common carriers. While common carrier method of delivery has been reliable, we have no assurance that our delivery system will not be disrupted for reasons including, but not limited to, adverse weather, natural disasters, increasing fuel oil costs, or labor disputes in the trucking industry. During 2006, 2007, and especially in 2008, increased fuel costs impacted our operating margins.

Grocery Chain and Club Store Sales

             We sell products to supermarket chains, club stores, and selected eating establishments. We have two customers, each representing more than ten percent of net revenues, which combined represent more than 60% of our net revenues for the past three years. Net revenues for Costco represent 55%, 48% and 48% of our total revenues for the years ended 2008, 2007 and 2006. Net revenues for Sam’s Club, a division of Wal-Mart represent 12%, 17%, and 17% of our total revenues for the years ended 2008, 2007, and 2006.The increase in the percent of sales to Costco comes from additional sales by our recently acquired companies, an increase in the number of items being sold to Costco, and additional distribution of items through additional Costco divisions. We currently sell our products to eight separate US Costco regions, Mexico, and Canada which make purchasing decisions independently of one another. We have one item that is sold under the Kirkland Signature brand which is Costco’s private label brand. We produce this item under a two year renewable contract. These regions re-evaluate, on a regular basis, the products carried in their stores. We have no assurance that these Costco regions will continue to offer our products in the future or continue to allocate us the same amount of shelf space.

             We currently supply our products to Sam’s Club stores where the purchasing decisions are made at their headquarters with input from the store level. While we are in our eleventh year of our relationship with Sam’s Club, we have no assurance that Sam’s Club stores will continue to carry our products. During 2007, a change in our broker representation to Sam’s Club was not sufficient to protect our Sam’s Club business, and during 2008 Sam’s Club replaced the personnel in charge of purchasing our products. This change impacted the products Sam’s Club was purchasing from us and as a result our net revenues to Sam’s Club decreased 29% when comparing 2007 net revenues to 2008 net revenues. The loss of either Costco or Sam’s Club as customers could materially and adversely affect our business operations.

             In addition, during 2008, we took steps to penetrate the restaurant business and, as a result, we acquired as new customers Panera Bread and distributors to Starbucks Coffee.

             During 2008, 2007, and 2006 net revenues to foreign customers represented 2.1%, 0.8%, and 1.4%, of total net revenues, with Canada and Mexico accounting for over 90% of those sales, and the remainder going to Asia Pacific. The increase represents the success our pesto sauce is having within the Costco distribution system as Costco expands this product to more of their international locations.

Marketing

             Our marketing strategy is to create and sell innovative premium quality products in the categories in which we compete, to communicate to consumers that we provide a gourmet-quality nutritious line of products and to promote repeat business by reinforcing positive experiences with our products. Our approach includes the introduction of new products on a timely basis to increase customer interest and to respond to changing consumer tastes. Additionally, we will continue to expand our sales into those geographic regions and foodservice operators that will best support the purchase of our upscale premium-grade products.

             During 2008, we conducted research among our customers and employees to offer both an external and internal perspective of the perceived values we offer through our products. The results were consistent; the terms “freshness” and “quality” were rated the strongest corporate brand attributes. In addition, “Sales and Service” was highly rated.

Competition

             We conducted an analysis of the competitive landscape and reached the following notable conclusions:

•

Overall, competition varies by channel. In the Club Channel, our major competitors are Valley Fine, Olivieri and most recently Nuovo Pasta. In Retail, the category is dominated by Buitoni (Nestle) and private label.

•	Monterey Pasta holds a dominant 60% share of market in the Club Channel (Acosta Insights, 2008).
•	In Food Service, the principal competitors are Olivieri, Joseph’s (Nestle) and Carla’s. Due to supply chain stress, food service pastas are typically frozen.
•	While many competitors use the “natural” selling point in the pasta category, no competitor focuses on “fresh” as Monterey Gourmet Foods does.
•

Women are more likely than men (71% v. 53%) to cook pasta on a weekly basis. Nearly 25% of women cook pasta three times a week. Sixty-eight percent of men aged 30-49 years, who generally have children at home, prepare pasta weekly.

•

Northeasterners are more likely than consumers in other parts of the country to eat pasta on a weekly basis (84% v. 75%), while Southerners are less likely to eat pasta regularly (70% v. 81%). However, the most dramatic increase in pasta consumption overall has been in the South where 42% of Southerners are eating more pasta today than they were five years ago.

             Competitive factors in the refrigerated food market include brand awareness, product quality and taste, perceived healthfulness, price and availability of grocery and club store shelf space. Our products support a higher price point as our products use high quality ingredients. We believe the excellent quality, taste and perceived healthfulness of our products are superior to that of most of our competitors. We also believe that the quality and variety of our product lines provide a competitive advantage over many companies which market more traditional products.

Management

             We provide information relating to our directors and executive officers in Part III of this report.

Government Regulation

             We are subject to the regulations of the U.S. Food and Drug Administration (“FDA”) and Department of Agriculture (“USDA”), state, local, and organic industry regulations relating to cleanliness, maintenance of food production equipment, food storage, cooking and cooling temperatures, food handling, and organic ingredient content of products, and are subject to unannounced on-site inspections of production facilities. Regulations in new markets, new regulations in existing markets, and future changes in existing regulations may adversely impact us by raising the cost of production and delivery or affecting the perceived healthfulness of our products. Effective January 2006, all food products were required to declare the content of “trans fatty acids” on individual labels. We complied with this requirement and have declared that our products contain no trans fatty acids. A failure to comply with one or more regulatory requirements could result in a variety of sanctions, including fines and the withdrawal of our products from store shelves. We are not aware of any currently existing facts or circumstances that are not being addressed which would cause us to fail to comply with any of the regulations imposed upon us.

Seasonality of Revenues

             During 2008, 26% of our revenues were generated in the first quarter, 25% were generated in the second quarter, 24% in the third quarter and 25% in the fourth quarter. The seasonality of sources of our revenues continues to change as different product lines have different seasonality profiles. In the fourth quarter of 2008, we experienced increased revenues of tamales and dips which sell well during the holiday season when consumers entertain. The economy also impacted revenues in the final months of the year. Pasta items sell less during the summer and more during winter months.

Employees

             As of December 31, 2008, we employed a total of 311 persons at all locations (compared with 337 at the end of 2007), including 39 administrative personnel, 10 sales personnel, 3 drivers, and 259 distribution and production personnel. None of our employees are represented by a labor union and we believe our relations with our employees are good.

Trademarks and Service Marks

             We have registered the “Monterey Gourmet Foods”, “Monterey Pasta Company”, “CIBO Naturals”, “Sonoma”, “Sonoma Jack”, “Sonoma Cheese”, “Casual Gourmet”, “Emerald Valley Kitchen”, “Borsellini”, “Home-style Fresh Soups”, “Chef’s Finest”, “Fresh Matters”, “One Step Gourmet”, and “Isabella’s Kitchen” names and, in the case of Monterey Pasta Company and CIBO Naturals, corresponding logo design with the United States Patent and Trademark Office. As a result of various business acquisitions, we also acquired the rights to use the “Arthur’s” and “Nate’s” labels and rights to the unregistered trademark “La Frescala”. We are currently in the process of registering “At Home Gourmet”.

ITEM 1A.	RISK FACTORS

             Any of the following factors could materially adversely affect our future operating results. Certain characteristics and dynamics of our business and financial markets generally create risks to our long-term success and to predictable quarterly results. Other factors are noted in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” Section of this Report. These risks include:

•

Lack of Recent Profitability. We have reported losses for four of the last five years. The Sonoma Cheese products and the Further Processed Protein Products segments contributed significantly to the losses during these years. As of December 31, 2008, we had an accumulated deficit of $30.4 million. We have no assurance that we will generate profits in the short or long term.

•

Liquidity; Access to Capital. We believe that our current cash balance, and future operating projections will provide adequate liquidity to meet our planned capital and operating requirements for normal operations and planned capital expenditures through the 2009 calendar year without the need to access sources of credit available to us. See Note 7 to the Consolidated Financial Statements (Item 15) for a description of the credit facility. We generated $3.3 million in cash from operating activities during 2008. In addition, we generated $4.2 million in cash from operating activities during 2007. However, we have no assurance that we will continue to generate cash in the future. If our operations do not provide cash sufficient to fund our operations and capital requirements; we may be required to seek outside financing and there can be no assurance that we will be able to obtain such financing when needed, on acceptable terms, or at all. In addition, if we were to seek future equity or convertible debt financing, the resulting dilution in net tangible book value per share of our Common Stock could generate opposition by our stockholders.

•

Impairment of Intangible Assets. During 2008 we impaired 100% of our goodwill. We still have $4.6 million of other intangible assets on our books along with other long-lived assets that were not impaired. We have no assurances that additional assets will not become impaired in the future.

•

Hiring and Retention of Key Personnel. Our success depends on our ability to retain key executives, and to motivate and retain other key employees and officers. We have no assurance that key management will remain stable; significant turnover could disrupt our operations with consequent adverse effect on the business.

•

Internal Controls. We evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act as of December 31, 2008. We continue to improve our internal controls and procedures and we have concluded that as of December 31, 2008 our internal controls over financial reporting are adequate. (See Item 9A, which is incorporated here by reference.) For the calendar year 2009, our auditors must give attestation over our internal controls. If weaknesses are identified, financial statement accuracy may be at risk. We are required to publish an annual report by management assessing the effectiveness of our internal controls and procedures for financial reporting, and beginning with the filing of our Annual Report on Form 10-K for the year ended December 31, 2009 our registered public accounting firm must attest on the effectiveness of the Company’s internal controls. We believe that we will need to spend resources each year to remain compliant with this requirement and to prepare for our registered public accounting firm to give its attestation of management’s report.

•

Impact of Economic Conditions. Freight rate increases related to fuel surcharges continue to impact our financial performance as we ship product and source raw ingredients from across the country. Medical benefits continued to increase during 2008 at rates higher than the consumer price index. Increases in the costs of labor (including the minimum wage), employee benefits, freight, ingredients, commodities, packaging materials, rents and other operating expenses have adversely affected our profitability and may continue to impact our profitability in future periods. Recent deteriorations in the credit and other financial markets and the deterioration of national economic conditions could among other things:

	•	Make it more difficult for us to finance growth
	•	Cause consumers to purchase less expensive products and depress consumer demand generally
	•	Impact the financial viability of our suppliers, customers, and insurers

We cannot predict how these economic uncertainties will impact our business.

•

Risks Inherent in Food Production. We face all of the risks inherent in the production and distribution of refrigerated food products, including contamination, adulteration, spoilage, and the associated risks of product liability litigation, which may occur even with an isolated event. Although we have modern production facilities, have obtained USDA approval, organic certification for many products, and employ what we believe are the necessary processes and equipment in order to assure food safety, we have no assurance that our procedures will be adequate to prevent the occurrence of such events.

•

Lack of Preservatives. The majority of our products are preservative free; this enhances their flavors. However, the lack of preservatives also increases the risk of spoilage during the process of getting the product to our consumers. We have no assurance that our products will not spoil during distribution due to circumstances beyond our control.

•

Dependence on Major Customers. During 2008, two of our customers, Costco and Wal-Mart (including its subsidiary, Sam’s Club), accounted for 55% and 12%, respectively, of our total revenues. We currently sell our products to eight separate US Costco regions and its international regions which currently make purchasing decisions independently of one another. These regions re-evaluate, on a regular basis, the products carried in their stores. We have no assurance that these Costco regions will continue to offer our products in the future or continue to allocate Monterey Gourmet Foods the same amount of shelf space. Nor do we have assurance that Sam’s Club will continue to carry our products. Loss of either of these customers, Costco or Sam’s Club, or a significant reduction in sales to either, would have a material adverse effect on our profitability. Additionally, liberalized pricing or allowance terms implemented in order to meet these customers’ requirements would create downward pressure on gross margins.

•

Diversification of Product Line. Over the last five years, we acquired four new subsidiaries. A major reason for the acquisitions was to diversify our product line. In addition, each acquisition brought new management talents and skills, customs and traditions, and customers. Two of our acquisitions did not meet projected revenues for 2007 or 2008, and in December 2008 we announced that we would discontinue selling the unprofitable Casual Gourmet product line. We have no assurance as to the near or long term profitability of our acquisition strategy.

•

Changing Consumer Preferences. Consumer preferences change, sometimes quickly, and the success of our food products depends on our ability to identify the tastes and dietary habits of consumers and offer products that appeal to their preferences. We introduce new products and improved products, and incur development and marketing costs associated with new products. If our new products fail to satisfy consumer expectations, then our strategy to grow sales and profits with new products will be less successful.

•	Seasonality and Quarterly Results. Our grocery and club store accounts are expected to experience seasonal fluctuations to some extent with the corresponding impact upon quarterly results.

•

Competition. Our business is dominated by several very large competitors some of which are international companies with significantly greater resources; the ability of such competitors to outspend us can negatively affect our market share and results of operations.

•

Dependence on Common Carriers. We are dependent on common carriers to distribute our products. Any disruption in our distribution system or increase in associated costs could have a material adverse impact on our business.

•

Energy Supply and Pricing. Because the majority of our operations are in California, our operating results have been affected by regional increases in electricity and natural gas prices. In addition, natural disasters could impact the availability and pricing of energy.

•

Capacity. Our plants in Salinas, California and Kent, Washington, are currently operating below planned capacity for certain products, which increases unit costs of production at the plants. If sales of products produced at these plants do not increase or additional costs cannot be reduced, these products will remain below targeted profitability with resulting impact on our future earnings.

•

Seattle Facility Move. In 2008, we relocated our Seattle, Washington production to a new facility in Kent, Washington. The Kent facility is larger than the Seattle facility and has taken significant financial and human resources to make the transition. We have no assurances that these resources will generate the anticipated profits of their operation in future years.

•

Volatility of Stock Price. The market price of our common stock has fluctuated substantially since the initial public offering in 1993. Such volatility may, in part, be attributable to our operating results or to changes in the direction of our expansion efforts. In addition, changes in general conditions in the economy, the financial markets or the food industry, and natural disasters or other developments affecting us or our competitors could cause the market price of our common stock to fluctuate substantially. In addition, in recent years, the stock market has experienced extreme price and volume fluctuations.

          This volatility has had a significant effect on the market prices of securities issued by many companies, including our company, for reasons sometimes unrelated to the operating performance of these companies. Moreover, any announced shortfall in our net sales or earnings from levels expected by securities analysts or the market could have an immediate and significant adverse effect on the trading price of our common stock in any given period. Additionally, we may not learn of such shortfalls until late in any fiscal quarter, shortly before operating results are due to be announced. The announcement, together or in succession, of such a shortfall and of lower than expected quarterly operating results, could result in an even more immediate and significant adverse impact on the trading price of our common stock upon announcement of the shortfall or quarterly operating results.

          The current market price of our common stock is one of the key drivers which caused us to fail step one of our annual impairment test under SFAS 142. In addition, a NASDAQ rule requires the delisting of NASDAQ listed securities, such as our common stock, that consistently trade below $1.00 per share. NASDAQ currently has suspended operation of this rule until April 20, 2009. If our common stock continues to trade below the $1.00 per share limit and NASDAQ does not suspend this rule for an additional period, we may be subject to NASDAQ proceedings to delist the common stock. If this occurs, our stockholders would no longer be able to trade the common stock on the NASDAQ Global Market, and transactions would have to be made in the over-the-counter market.

•

Marketing and Sales Risks. Our future success will depend on a number of factors, including whether grocery and club stores will continue to expand the number of their individual stores offering our products and whether allowances and other incentives will expand retail distribution. Expansion into new markets increases the risk of significant product returns resulting from supplying slower selling items to our customers. In addition, grocery and club store chains continually re-evaluate the products carried in their stores and we have no assurance that the chains currently offering our products will continue to do so in the future, either in the same measure or at all. Should these channels choose to reduce or eliminate products, we could experience a significant reduction in our product sales. We remain dependent on the use of slotting allowances and other incentives to expand retail distribution.

•

Compliance with Laws Applicable to our Business. Our facilities and products are subject to many laws and regulations administered by the United States Department of Agriculture, the Federal Food and Drug Administration, and other federal, state, local, and foreign governmental agencies relating to the processing, packaging, storage, distribution, advertising, labeling, quality, and safety of food products.  Our failure to comply with applicable laws and regulations could subject us to administrative penalties and injunctive relief, civil remedies, including fines, injunctions and recalls of our products, and generate negative publicity.

•

Deductible Worker’s Compensation Program. Our California and Oregon locations entered into a partially self-insured worker’s compensation program for fiscal year 2003 and except for the calendar year 2008, have continued the program through 2009. This program features a fixed annual payment, with a deductible on a per occurrence basis. The annual expense consists of a base fee paid to an insurance company to administer the program, direct cash expenses to pay for injuries, an estimate for potential injuries that may have occurred but have not been reported, an estimate by the insurance company of costs to close out each injury, and an estimate for injury development. We have been on this partially self-insured program for five of the last six years and have limited history of claim resolution available to support our specific actuarial projections. We still have claims from 2003 that have not been closed. Therefore, we use published industry actuarial data from an insurance carrier and review each claim individually to determine the amount of reserves that should be established. We believe that our current safety program and our good safety record will provide the foundation to enable us to realize the premium savings partially self-insured programs are designed to achieve; however, estimated reserves may vary from future cash outlays.

•

Fluctuations in Revenues due to Natural Disasters or Other Causes. We may experience sales fluctuations for many reasons, including variations in the mix of products sold, competitive factors, price changes, supply changes, weather-related disruptions, and other natural disasters. Our main operating facility is located where earthquakes are common and we lack a viable plan to continue producing if a major natural disaster were to damage our operating plants. Sales may also fluctuate because of delays in introducing new products or customer delays in issuing purchase orders for new or current products.

•

General risks of litigation. We are involved on on-going basis in litigation arising in the ordinary course of business or otherwise. Trends in litigation may include class actions involving consumers, shareholders, employees or injured persons, and claims relating to commercial, labor, employment, antitrust, securities or environmental matters. Litigation trends and the outcome of litigation cannot be predicted with certainty and adverse litigation trends and outcomes could adversely affect our financial results. Our policy is to maintain reserves against probable liability in cases which are actually pending, but we maintain no reserve against liabilities which might occur in connection with claims which have not been asserted. As of December 31, 2008, we have no reserves for potential liabilities.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Inapplicable

ITEM 2.	PROPERTIES

             We lease approximately 130,800 square feet in Salinas, California, comprised of 43,700 square feet at our headquarters facility and 87,100 square feet at our distribution facility three miles from our headquarters. The headquarters facility is dedicated to manufacturing operations, offices and a test kitchen. The distribution complex is comprised of refrigerated and ambient storage. The current Monterey County production facility/headquarters lease was renewed until October 2014 and the distribution facility’s lease was renewed until May 2012.

             In 2004, we purchased CIBO Naturals LLC which now operates out of a leased 93,306 of new space in Kent, Washington. This new lease began March 1, 2008 and runs through February 28, 2018.

             We acquired a lease for a 19,000 square foot production facility and offices as part of our 2002 acquisition of Emerald Valley Kitchen in Eugene, Oregon. The lease expired December 31, 2007, with three five-year renewal options. The lease was renewed for an additional five years and now expires December 31, 2012. As part of the Sonoma Cheese acquisition, we lease 7,100 square feet of office space and refrigerated storage to operate the Sonoma distribution system. This lease expires in March 2013.

             Our facilities only produce products for the Gourmet Foods Products segments. We feel that our facilities are adequate to support sales growth for at least 24 months.

ITEM 3.	LEGAL PROCEEDINGS

             We are involved in various claims arising in the ordinary course of business. While we currently believe that the chances these claims against us, individually or in aggregate, will have a material adverse impact on our financial position, results of operations or statement of cash flows is remote, these matters are subject to inherent uncertainties and our view of these matters may change in the future. Were an unfavorable final outcome to occur with respect to any such claims, there exists the possibility of a material adverse impact on our financial position, results of operations or statement of cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             No matters were submitted to vote of the security holders during the fourth quarter of 2008.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

             Our Common Stock is traded on the NASDAQ Global Market under the symbol “PSTA.” The following table sets forth for the periods indicated the high and low sales prices of shares of the Common Stock on the NASDAQ Global Market.

Calendar year 2007:	High	Low

First quarter	4.56	4.15

Second quarter	4.48	3.84

Third quarter	4.38	3.44

Fourth quarter	4.12	2.77

Calendar year 2008:	High	Low

First quarter	3.17	2.67

Second quarter	3.11	1.91

Third quarter	2.10	1.57

Fourth quarter	2.04	0.91

             As of February 1, 2009, there were approximately 200 stockholders of record of the Common Stock and an estimated 3,200 beneficial owners of shares held in street name.

Dividend Policy

             We have not paid any cash dividends to Common stockholders since 1997. Our line of credit currently prohibits the payment of dividends. In addition, we intend to retain future earnings in the business and do not anticipate paying cash dividends on the outstanding Common stock in the near future.

Stock Repurchase Plan

             On December 10, 2007, we announced that our Board of Directors authorized management to institute a stock repurchase program whereby up to 750,000 shares of our Common Stock may be repurchased. The duration of the repurchase program is open-ended.  Under the program, we are able to purchase shares of common stock through open market transactions at prices deemed appropriate. The timing and amount of repurchase transactions under this program will depend on market conditions and corporate and regulatory considerations.  The Board suspended the program on June 26, 2008. We may choose to continue purchases of our common stock in the future. Funds used for the repurchase of common stock totaled $1,132,000 for the twelve months ended December 31, 2008. During the year 409,871 shares were repurchased at an average price of $2.76. For the program to date we have purchased 624,871 shares for $1,789,000 with an average purchase price of $2.86.

             The table below shows the activity of the repurchase plan.

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

Equity Compensation Plan

             The information regarding stock plans required by this Item is incorporated by reference from Note 9 to the Consolidated Financial Statements (Item 15) included in this Report.

Comparison of Stockholder Return

             Set forth below is a line graph comparing the annual percentage change in the cumulative total return on our Common Stock with the cumulative total return of the NASDAQ Global Market Index (U.S. Companies) and peer issuers for the period commencing on December 31, 2003 and ending on December 31, 2008.

Comparison of Cumulative Total Return from December 31, 2003 through December 31, 2008:

          Monterey Gourmet Foods, NASDAQ Global Index (U.S. Companies) and Peer Issuers

	Dec. 31, 2003	Dec. 31, 2004	Dec. 31, 2005	Dec. 31, 2006	Dec. 31, 2007	Dec. 31, 2008

Monterey Gourmet Foods	100.00	90.90	108.04	117.42	85.38	28.41
NASDAQ Stock Market (US Companies)	100.00	108.84	111.16	122.11	132.42	63.80
Peer Group of Companies	100.00	112.25	140.50	190.11	128.18	40.16

The index level for all series was set to $100.00 on 12/31/2003, and it was assumed that all dividents were reinvested. No dividents have been declared on Monterey Gourmet Foods’ Common Stock. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

ITEM 6.	SELECTED FINANCIAL DATA

             The following table sets forth consolidated financial data. This data should be read in conjunction with the Consolidated Financial Statements and related Notes included in Item 15.

	Years Ended

	2008 (1) (2)	2007 (1) (2)	2006 (1)(2)	2005	2004

	(dollar amounts in thousands except per share data)
Consolidated Statements of Operations Data:
Net revenues	$97,188	$100,527	$94,297	$85,248	$62,491
Gross profit	24,177	27,519	27,439	23,232	16,468
SG&A	26,797	25,304	26,754	23,590	18,224
Impairment and restructuring	14,791	58	3,160	—	—
Operating income (loss)	(19,398)	2,107	(2,462)	(358)	(1,761)
Net income (loss)	(22,549)	1,682	(3,112)	(537)	(1,344)

Basic net income (loss) per common share	($1.34)	$0.10	($0.19)	($0.04)	($0.09)
Diluted income (loss) per common share	($1.34)	$0.10	($0.19)	($0.04)	($0.09)

Weighted average basic shares outstanding	16,848,636	17,329,365	16,100,250	14,450,251	14,343,386
Weighted average diluted shares outstanding	16,848,636	17,435,201	16,100,250	14,450,251	14,343,386

	Years Ended

	2008	2007	2006	2005	2004

	(dollar amounts in thousands)

Consolidated Statements of Income Data as Percent of Net Revenues
Net revenues	100.0%	100.0%	100.0%	100.0%	100.0%
Gross profit	24.9%	27.4%	29.1%	27.3%	26.4%
SG&A	27.6%	25.2%	28.4%	27.7%	29.2%
Impairment and restructuring	15.2%	0.1%	3.4%	0.0%	0.0%
Operating income (loss)	(20.0%)	2.1%	(2.6%)	(0.4%)	(2.8%)
Net income (loss)	(23.2%)	1.7%	(3.3%)	(0.6%)	(2.2%)

Consolidated Balance Sheet Data:
Working capital	$8,674	$15,416	$11,496	$5,019	$7,753
Total assets	$35,555	$60,506	$62,468	$62,205	$46,873
Total debt and capital lease obligations	$0	$79	$1,147	$13,654	$2,459
Stockholders’ equity	$28,686	$51,954	$50,263	$39,110	$39,216

(1)	2008, 2007 and 2006 include a loss on impairment of goodwill and other intangible assets.
(2)	The years ended December 31, 2008, 2007, and 2006, include stock-based compensation expense related to the adoption of SFAS No. 123(R).

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             The following discussion should be read in conjunction with the financial statements and related notes and other information included in this report. The financial results reported herein do not indicate the financial results that may be achieved by management in any future period.

Background

             Our Company was incorporated in June 1989 as a producer and wholesaler of refrigerated gourmet pasta and sauces to restaurants and grocery stores in the Monterey, California area. We have since expanded our operations to provide a variety of gourmet refrigerated food products to grocery and club stores throughout the United States, selected regions in Canada, the Caribbean, Latin America and Asia Pacific. Our overall strategic plan is to enhance the value of our brands by distributing our gourmet products through multiple channels of distribution.

             Our products are distributed to grocery and club stores. Our distribution increased from approximately 25 stores as of December 1989, to over 10,000 stores by December 31, 2008. During recent years we added retail, foodservice, and club distribution through internal growth and through the Frescala Foods, Nate’s, Isabella’s Kitchen, Emerald Valley Kitchen, CIBO Naturals, and Sonoma Foods acquisitions. In 2004, our shareholders approved the change of the name of our Company to Monterey Gourmet Foods, Inc. The name change was made to define the Company’s strategic direction more accurately. The name change also announces to the investor community, our customers and consumers, our strategic direction to become a complete supplier of gourmet refrigerated foods.

             In 2004 and 2005, we began a diversification strategy to expand our product line beyond refrigerated pasta and pasta sauce. The diversification strategy was a combination of both internal product development and external acquisitions. In January 2004, we acquired CIBO Naturals, a maker of sauces, dips and spreads. In 2005 we acquired two additional Companies - Casual Gourmet Foods (acquired January 11, 2005), a marketer of flavorful low-fat, low-calorie chicken sausages, chicken burgers and soups, and Sonoma Foods (acquired April 7, 2005), a purveyor of an outstanding line of refrigerated specialty cheese products that features its flagship line of Sonoma Jack Cheeses.

             In 2006, we focused on expanding distribution of our current products, consolidating production facilities in Salinas, improving the quality of our current products, hiring experts in product development and creativity to better utilize our production equipment, improving the synergies between the different brands, and reorganizing operations into one operating unit with one centralized sales force and one marketing department.

             In 2007, we focused on process improvement, management discipline, cost reduction, and consolidation of our different acquisitions into one centralized company. We also hired outside culinary consultants to create new products, many of which were introduced during the fourth quarter of 2007. We focused on strategic growth, improving the synergies that are possible with one sales force for all brands, one marketing department, one finance department, one information systems department, one manager in charge of all our plants, and one unified goal to improve our profitability. We also focused and we continue to focus on brand building with an emphasis on expanding our product offerings of organic or made with organic ingredients, which are especially desired by consumers in the current marketplace.

             In 2008, we addressed the capacity and efficiency constraints of our fragmented Seattle Washington facility by securing a ten year lease on a new facility in Kent, Washington, approximately 20 miles from the former location. We spent approximately $4.5 million preparing this new facility and moving equipment into it before occupancy in December 2008. The improvements added capacity to our sauce production and made other important changes in our production processes. In addition, we saw increases in the prices of many of our raw ingredients such as cheese, eggs, corn, flour, oil, pine nuts, and dairy products, and in our transportation costs, but we were not able to increase our prices sufficiently to offset these increased costs during the year.

             Also during 2008, we launched new items across all product lines, with the main focus on organic and made with organic products. Our goal is to gain incremental distribution points as soon as possible using promotional and sampling programs as vehicles. We also focused on Sonoma Foods and Casual Gourmet Foods because these two brands have lost significant amounts of money during the last two years. In March 2008, we reviewed the low margins and decreasing revenues being generated from the Sonoma Cheese products and determined, among other things, to buy out the minority interest and the employment contracts of the minority shareholders.

             In addition, at the December 4, 2008 Board meeting, management presented to the Board discrete financial information for the further processed protein items currently being sold under the Casual Gourmet brand. The Board agreed with management to separate out these products for future Board meetings as these products were no longer considered our “core competency”. The Board also agreed with management to sell this segment and if we could not sell this segment, then we would by year end proceed to wind down and close all operations associated with it. We made a concerted but unsuccessful effort to sell this unit, and in December 2008, we announced to our employees that we would shut it down. We laid off all employees associated with the further processed protein product line and notified all customers and suppliers of these products that we were discontinuing them. We were still obligated to fulfill further processed protein product orders through the end of January 2009 and did not fully abandon all assets relating to the further processed protein products by the end of December 31, 2008. In early 2009 we negotiated a licensing agreement pursuant to which Aidells Sausage Company will pay a royalty for all sausage sold under the Casual Gourmet brand.

             Our sales growth may also be impacted by a large competing Italian pasta maker (Giovanni Rana) that is freezing its product, shipping it to the United States in a frozen state, thawing the product and then selling it to consumers in refrigerated grocers sections.

             The success of our efforts to increase revenue will depend on several key factors: (1) whether grocery and club store chains will continue to increase the number of their stores offering our products, (2) whether we can continue to increase the number of grocery and club store chains offering our products, (3) whether we can continue to introduce new products that meet consumer acceptance, (4) whether, by diversifying into other complementary businesses through new product offerings or acquisitions, we can leverage our strengths and continue to grow revenues at levels attractive to our investors, (5) whether the various acquired brands perform as planned when purchased, (6) whether we can maintain and increase the number of items we are selling to our two largest customers and (7) whether we can sell products to foodservice operators. Grocery and club store chains continually re-evaluate the products carried in their stores, and we have no assurance that the chains currently offering our products will continue to do so in the future.

             We believe that access to capital resources and increasing sales to offset higher fixed overhead, coupled with continued reduction of our administrative and production costs as a percent of sales revenue, will be key requirements in our efforts to enhance our competitive position and increase our market penetration. In order to support our expansion program, we will continue to develop new products for consumers and revise advertising and promotional activities for our retail grocery and club store accounts. We have no assurance that we will be able to increase our net revenues from grocery and club stores.

Operations for 2008, 2007 and 2006

             Net revenues were as follows for the years 2006 through 2008 (in ‘000s):

	Years Ended

	2008	2007	2006

Net Revenues	$97,188	$100,527	$94,297
Percent change in net revenues from prior year	-3%	7%	11%

             The 2008 decrease in net revenues of $3,339,000 is due to a $3.1 million decline in tamale revenues as a result of additional competition, together with a $2.1 million decline in Sonoma Cheese sales as a result of discontinuing certain processed cheese spreads under the Sonoma Cheese brand, an $2.7 million decrease in revenues for our frozen items, and a $5.0 million decline in sales to our second largest customer. Net sales were also reduced when we increased our allowances to our customers during the year to help facilitate the transition to higher prices and when we partnered with our largest customer by issuing a coupon for their members. We spent $620,000 on coupons to promote our products in 2008 compared to $80,000 in 2007.

             Offsetting these reductions we saw a 10% increase in revenues to our largest customer as a result of the introduction of new flavors and new products. We also experienced a 19% increase in our refrigerated pasta revenues.

             The 2007 increase of $6,230,000 over 2006 was due to an increase in sales of Monterey Pasta branded refrigerated pasta products which grew $8.1 million or 24 percent when comparing 2007 with 2006 due mainly to the sale of pastas made with organic ingredients, whole wheat pasta items, and new innovations coming from the culinary experts hired by us. Additional sources of the increase in net revenue were an increase in chicken sausage revenues which grew $1.4 million or 31 percent when comparing 2007 with 2006. These increases were offset by a $2.5 million or 23% reduction in net sales of Sonoma Foods. Excluding the decline in Sonoma Cheese sales, revenues grew $8.7 million or 10% for 2007 compared to 2006.

             During 2008, 2007 and 2006 our net revenues were reduced by $264,000, $109,000, and $363,000, respectively, for costs associated with placement of product in new stores in various locations.

             Gross profit and gross margin (in ‘000s) were as follows for the years 2006 through 2008:

	Years Ended

	2008	2007	2006

Gross profit	$24,177	$27,519	$27,439
Gross margin percent	24.9%	27.4%	29.1%

             The gross profit dollars and the gross margin percentage for 2008 decreased compared to 2007 due mainly to the increased costs of commodities and increased promotional activities. In addition, as part of our restructuring of Sonoma Cheese, we discontinued the Sonoma processed cheeses product line and established inventory reserves of Sonoma products and other products totaling $1,470,000. The Sonoma Cheese segment reported a gross profit percentage of 5.1% for 2008 compared to gross profit percentage of 17.5% for 2007. In addition, we paid $264,000 in slotting costs to introduce our new organic pasta line and family pack sizes which also reduced overall gross margins compared to $109,000 spent in 2007. We also spent $620,000 in coupon promotions during 2008 compared to $80,000 spent on coupons in 2007. We also experienced record high commodity prices in flour, eggs, corn, protein, olive and other types of oil, pine nuts, and dairy products including all types of cheese, cream, and milk, which have impacted our gross margins.

             For 2007, our gross profit dollars increased by $80,000 compared to 2006. Gross margin percentage decreased by 1.7% compared to 2006 due to a number of factors. We were required to change suppliers for our Sonoma Cheese product which increased the cost of production and distribution. In addition, increases in commodity prices such as dairy, eggs, flour, cheese, pine nuts, and olive oil increased our cost of goods sold. In addition, total stock based compensation recorded in cost of goods sold for 2007 was $150,000 compared to $55,000 for 2006 primarily because of a one-time issuance of 20,000 unregistered shares of common stock valued at $77,000 to a culinary consultant for his work helping us develop new products.

             We charged $1,470,000, $213,000, and $629,000 to cost of sales for 2008, 2007, and 2006 respectively, for obsolete packaging and raw material inventory. The increase in 2008 for obsolete inventory is mainly due to discontinuing certain product lines in Sonoma Cheese, frozen products, and protein items.

             Selling, General and Administrative expenses (“SG&A”) were as follows for the years 2006 through 2008:

	Years Ended

	2008	2007	2006

SG&A Expense	$26,797	$25,304	$26,754
SG&A Expense as a percent of net revenues	27.6%	25.2%	28.4%

             SG&A costs for 2008 were $1,493,000 higher than for 2007. The increase for 2008 was due to (1) higher legal fees of $56,000, (2) an increase in variable selling costs, such as demonstration costs, brokerage fees of $858,000, and (3) severance costs not included in impairment and restructuring cost of $421,000. In addition, freight costs as a percent of net revenues increased by 0.1% resulting in an increase of $74,000. We continue to make changes to our management and selling organizations to improve the quality and productivity of our people.

             SG&A costs for 2007 were $1,450,000 lower than SG&A costs for 2006 which is a 5% reduction in total SG&A dollars. SG&A as a percent of revenues decreased from 28.4% of net revenues to 25.2% of revenues when comparing 2007 with 2006 which represents an 11% reduction in the percentage. The decrease in SG&A is related to the reduction in salaried work force announced in September 2006 of $480,000, a reduction in promotional activities of $852,000, a reduction in amortization expense due to the 2006 write-down of our investment in Casual Gourmet Foods of $268,000, and a reduction in freight costs from management’s initiative to reduce outbound freight of $361,000. Freight costs would have been reduced even more, had it not been for the quick rise in fuel costs. These decreases are offset by legal fees of $661,000 during 2007 which is an increase of $401,000 over legal fees incurred in 2006. The increased legal fees mainly relate to the defense of several tradenames with the most spending on defending the Sonoma Cheese tradename. In addition, we incurred $236,000 of costs with outside consultants to insure that our management could give attestation to our internal controls as required by regulatory agencies.

             Demonstration costs paid to outside vendors were 5.4%, 4.9%, and 6.1%, of net revenues for the years, 2008, 2007, and 2006, respectively.

             Depreciation and amortization expense, included in cost of sales and SG&A, was $3,026,000 or 3.1% of net revenues compared to $2,948,000 or 2.9% of net revenues in 2007, and $2,926,000 or 3.1% of net revenues in 2006. The percentage increase from 2007 to 2008 is related to the decrease in net revenues and additional spending for capital equipment. The decrease in 2007 from 2006 is related to increased revenues which reduced the costs as a percent of revenues.

             Impairment and restructuring expenses were as follows for the years 2006 through 2008:

	Years Ended

	2008	2007	2006

Impairment and restructuring	$14,791	$58	$3,160
Impairment and restructuring as a percent of net revenues	15.2%	0.1%	3.4%

             We performed our annual test of goodwill impairment under SFAS 142 “Goodwill and Other Intangible Assets” and SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” in the fourth quarter of 2008. Due principally to the significant decline in the market price of our common stock, we failed the impairment test. As a result, we impaired all of the goodwill and part of our other intangible assets from prior acquisitions. As a result we recorded a pretax, non-cash charge of $13,185,000 related to the impairment of goodwill and intangibles assets associated with all of our brands. In addition, in the first quarter of 2008, we experienced a reduction in sales at Sonoma Foods and we determined that indicators of impairment existed for Sonoma Foods’ intangible assets. Accordingly, in accordance with SFAS 142 and SFAS 144 we applied impairment tests to Sonoma Foods’ intangible assets, including goodwill during the first quarter of 2008. We determined its reporting units to be the same as its operating segments. As a result of this testing and in accordance with SFAS 142, we recorded a pre-tax, non-cash charge of approximately $1,140,000 in the first quarter of 2008 related to the impairment of intangible assets and goodwill associated with the acquisition of Sonoma Foods in April 2005. Also included in the 2008 impairment and restructuring is $466,000 of severance payments.

             During 2007, the Sonoma Foods brand also recorded a decline in net revenues. Due to the lost business during 2007, we tested for potential impairment as the loss of business was considered a triggering event under SFAS 142 and SFAS 144. As a result of the impairment test, we recorded a pre-tax, non-cash impairment charge of $58,000 in the fourth quarter of 2007.

             Due to the lost business for Casual Gourmet during the third quarter of 2006, we tested for the potential impairment of goodwill as the loss of business was considered a triggering event under SFAS 142 and SFAS 144. As a result of the impairment test, we recorded a pre-tax, non-cash charge of $3.2 million in the third quarter of 2006 related to the impairment of intangible assets associated with the Casual Gourmet Foods acquisition on January 11, 2005.

             Gain or (loss) on the disposal of fixed assets for 2008, 2007, and 2006 was ($1,987,000), ($50,000) and $13,000. The 2008 disposal of fixed assets relates to the disposal of assets associated with our pizza line. As part of our focus on our core business, we determined that we would no longer put efforts toward selling these products and we removed the assets from our production facility.

             Net interest income for 2008 was $66,000 compared to $163,000 for 2007 and net interest expense for 2006 which was $355,000. The net interest income for 2008 is attributable to our excess cash which generated interest income for us. The excess cash came from our operating activities and the raising of additional capital through a private placement in 2006. The interest expense in 2006 is attributable to the bank loans needed for the CIBO Naturals, Casual Gourmet Foods and Sonoma Foods acquisitions.

             Income tax expense for 2008, 2007, and 2006 was $3,351,000, $600,000, and $295,000, respectively. The 2008 income tax expense reflects a charge associated with establishing a full valuation allowance for all deferred tax assets. The 2007 income tax expense reflects a tax rate of 48% and a reduction of $625,000 in the valuation allowance for deferred tax assets. The 2006 income tax expense is mainly impacted by the $1.2 million increase in the valuation allowance for deferred tax assets as we recorded consecutive years of losses. We have established a $10,834,000 valuation allowance at December 31, 2008 against future deferred tax assets based on our cumulative losses over the past four years. If we are able to generate profits in the future, our valuation reserve will reduce our income tax expense in future years.

             Additionally, we realized additional tax benefits as a result of the exercise of non-qualified stock options and the exercise and subsequent sale of certain incentive stock options or disqualifying dispositions in 2006. For financial reporting purposes, when a deduction exceeds the deferred tax assets, the resulting reduction in actual income tax obligations as a result of these disqualifying dispositions is credited to additional paid in capital. See Liquidity, Capital Resources, and Business Acquisitions immediately below and Note 10 to the consolidated financial statements in Item 15.

Segment Reporting

             Through 2007, based upon definitions contained within SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, management determined that we operated as one segment due to the lack of discrete financial information reviewed by Eric Eddings, our Chief Operating Decision Maker.  In addition, virtually all revenues are in the United States, and all of the long-lived assets are located within the United States.

             On March 20, 2008, we reviewed the low margins and dwindling revenues being generated from the Sonoma Cheese products and determined, among other strategic actions, to dedicate sales resources specifically to Sonoma Cheese products, and to buy out the minority interest and the employment contracts of the minority shareholders. In order to make this decision, we reviewed discrete financial information for the Sonoma Cheese Products. As a result, we concluded that Sonoma Foods constitutes an operating segment and reporting unit and therefore, we are reporting Sonoma Cheese products as a separate reporting segment.

             During the December 4, 2008 meeting of the Board of Directors, the Board agreed with management to look for a buyer for the further processed protein products sold under the Casual Gourmet Brand. In addition, we reviewed with our Board discrete financial information for the further processed protein products currently being sold under the Casual Gourmet Brand. The Board agreed with us to separate out these products for future Board meetings as these products were no longer considered a “core competency” for us. The Board also agreed with us to sell this segment and if we could not sell this segment, then we would by year end proceed to wind down and close all operations associated with this segment. As a result, certain trademark rights were transferred to the parent company from Casual Gourmet Foods, Inc. and procedures to dissolve Casual Gourmet voluntarily were commenced. We still were obligated to fulfill further processed protein product orders through the end of January 2009 and did not fully abandon all assets relating to the further processed protein products by the end of December 31, 2008.

             Accordingly, for the calendar year 2008, we are operating in three segments, Gourmet Food Products, Sonoma Cheese Products and Further Processed Protein Products. We use operating income as the profit measure for our reporting segments.

Gourmet Foods Products: These products are developed from sophisticated recipes designed to enhance the eating experience. These products include ravioli, tortelloni, borsellini, pasta sauces, dips, hummus, salsa and other like products. The products are sold in various forms, flavors and sizes, are marketed to domestic food retailers, and are mostly produced in one of our three plant locations at Salinas, California, Kent, Washington, or Eugene, Oregon.

Sonoma Cheese Products: Packaged cheese operations include all products sold under the Sonoma Cheese brand. These products are co-packed by cheese producers mostly in California, are sold to consumers as slices, shredded, or as six or eight ounce blocks, and are marketed to domestic food retailers.

Further Processed Protein Products: The products are developed from recipes designed to use high quality chicken to make sausages and meatballs. The products are sold in various flavors and sizes. The products are manufactured on our behalf by other manufactures to our specifications. The products are marketed to domestic food retailers.

Information on segments and reconciliation to operating income are as follows (in thousands):

	2008	2007	2006

Gourmet Foods Products
Net revenues	$84,947	$86,564	$79,268
Gross profit	$22,104	$24,534	$22,738
Impairment and restructuring	$(9,372)	$—	$—
Operating profit (loss)	$(11,970)	$3,906	$819

Gross profit percentage	26.0%	28.3%	28.7%
SGA percentage	29.1%	23.8%	27.7%

Highlights for 2008 compared to 2007:

•	Pasta branded products revenues grew 19%
•	Tamale revenue declined 32% as our Costco distribution declined
•	Products sold in a frozen state declined 81% as rotational items were ended without any replacement item.
•	The gross margin percentage of 26.0% compared to 28.3% reflects higher commodity prices and higher allowances which our price increases did not fully offset.

•

SG&A as a percent of net revenues was 29.1% compared to 23.8%. The increase in SG&A for 2008 compared to 2007 is due to higher selling expenses, higher legal fees, and higher wages and salaries consisting mostly of severance accruals.

•	The impairment charge relates mainly to the goodwill associated with the Nate’s acquisition, the Frescala acquisition, the Emerald Valley Kitchen acquisition, and the CIBO Naturals acquisition.

Highlights for 2007 compared to 2006:

•	The 2007 increase over 2006 was due in part to an increase in sales of Monterey Pasta branded refrigerated pasta products which grew $8.1 million or 24 percent.
•	The increase is also attributable to new sales of pastas made with organic ingredients, whole wheat pasta items, and new innovations coming from the culinary experts hired by our management.
•	Gross margin percentage decreased because of increases in commodity prices for ingredients such as dairy, eggs, flour, cheese, pine nuts, and olive oil.
•

Total stock based compensation recorded in cost of goods sold for 2007 was $150,000 compared to $55,000 for 2006 primarily because of a one-time issuance of 20,000 unregistered shares of common stock valued at $77,000 to a culinary consultant for his work helping us develop new products.

•

The decrease in SG&A as a percentage of revenues is related to the reduction in salaried work force announced in September 2006, a reduction in promotional activities, and a reduction in freight costs from management’s initiative to reduce outbound freight.

•	We incurred $236,000 of costs with outside consultants to assure that we could give attestation on our internal controls as required by regulatory agencies.

	2008	2007	2006

Sonoma Cheese Products
Net revenues	$6,189	$8,265	$10,761
Gross profit	$317	$1,395	$3,637
Impairment and restructuring	$(2,708)	$(58)	$—
Operating profit (loss)	$(4,247)	$(1,019)	$1,068

Gross profit percentage	5.1%	16.9%	33.8%
SGA percentage	30.0%	28.5%	23.9%

Highlights for 2008 compared to 2007:

•	Packaged cheese products revenues declined 25%. Processed cheese products were declining in sales and were eliminated in March 2008.
•

We exited the processed cheese product line and focused on high quality Sonoma Jack cheese. Sales of packaged cheese products have declined as a result of slowing sales of processed cheese, a category that was initiated shortly after the acquisition of Sonoma Foods. The supplier of these products agreed to assume the responsibility for these sales starting in the second quarter of 2008. The licensing agreement with this supplier permits it to use this trademark for a royalty fee, maintain the current customer base, and attempt to grow the product line. As a result, we eliminated slow and unprofitable items and wrote down excess inventories of these and other items.

•

The gross margin percentage of 5.1% for 2008 decreased compared to 16.9% for 2007 due to the increasing costs of milk. In addition, we exited the processed cheese business, and eliminated lower margin items in order to improve margins. As part of this process, we wrote down the value of our processed cheese inventory which reduced our margins for 2008.

•

SG&A as a percent of net revenues for 2008 was 30.0% compared to 28.5% for 2007. SG&A as a percent of net revenues increased because net revenues decreased. Actual SG&A dollars decreased by $500,000. The decrease in SG&A dollars for 2008 compared to 2007 is due to the March 2008 restructuring and to our efforts to reduce overhead.

•	The impairment charge relates mainly to the goodwill and customer lists associated with the Sonoma acquisition in 2005.

Highlights for 2007 compared to 2006:

•	Cheese revenues declined $2,496,000 as higher milk prices reduced our ability to promote our products and the higher prices reduced per unit purchases of our cheese.
•	Gross profit percentage decreased as milk prices increased and because of competitive pressures, we were not able to completely recover our margins.
•	SG&A as a percent of revenues increased as a result of lower revenues and we could not lower our fixed cost overhead sufficiently to offset the lower revenues.

	2008	2007	2006

Further Processed Protein Products
Net revenues	$6,052	$5,698	$4,268
Gross profit	$1,756	$1,590	$1,064
Impairment and restructuring	$(2,711)	$—	$(3,160)
Operating loss	$(3,181)	$(780)	$(4,349)

Gross profit percentage	29.0%	27.9%	24.9%
SGA percentage	36.8%	41.6%	52.8%

Highlights for 2008 compared to 2007:

•	In 2008, sausage sales increased due to increased distribution within the Costco network during the summer of 2008.
•	We sold $912,000 worth of meatballs, which is a new product sold within this segment. However, meatballs were discontinued by Costco during 2008.
•	Gross profit percentage increased due to the introduction of new items developed to have higher gross margin percentages.
•	SG&A as a percentage of sales decreased mainly because salaries were eliminated in 2007. Salary expense decreased by $257,000 because of our efforts to reduce overhead associated with this segment.
•	The impairment charge is associated with the acquisition of Casual Gourmet Foods, Inc. and our decision to shutter this segment.

Highlights for 2007 compared to 2006:

•	In 2007, we introduced new items such as organic chicken and made with anti-biotic free chicken, and sausage made with all white meat.
•	Gross margin percentage improved because the new items were costed more effectively for the market place.
•	SG&A as a percentage of revenues declined because we closed the Clearwater, Florida office in order to reduce fixed overhead costs.

Liquidity and Capital Resources

             During the twelve months ended December 31, 2008, $3,303,000 of cash was provided by our operating activities compared to $4,246,000 of cash provided by our operating activities in 2007 and $6,980,000 of cash provided by our operating activities in 2006. The major components of our cash provided by operating activities are as follows:

	Years Ended

	2008	2007	2006

Cash flows from operating activities:
Net income (loss)	$(22,549)	$1,682	$(3,112)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income taxes	3,349	759	282
Depreciation and amortization	3,026	2,948	2,926
Impairment and restructuring	14,791	58	3,160
Stock-based compensation	363	600	516
Gain on acquisition of minority interest	(109)	—	—
(Gain) Loss on disposition of assets	1,987	50	(13)
Adjustments related to changes in working capital and other	2,445	(1,851)	3,221

Net cash provided by operating activities	$3,303	$4,246	$6,980

          We used $5,532,000, $1,327,000, and $3,066,000 of cash in investing activities in 2008, 2007 and 2006, respectively. We used $1,161,000 and $1,659,000 of cash in financing activities in 2008 and 2007, respectively and provided $37,000 of cash from financing activities in 2006.

             Stock-based compensation expense accounted for $363,000 of non-cash expense for the twelve months ended December 31, 2008. Capital expenditures were $5,651,000 for 2008 compared to $1,345,000 for 2007. Capital spending in 2008 reflected spending to finish projects started in calendar year 2007 and the improvements to the newly leased facility near Kent, Washington.

             Funds used for the repurchase of common stock totaled $1,132,000 for 2008. During 2008, 409,871 shares were repurchased at an average price of $2.76. For the program to date, we purchased 624,871 shares for $1,789,000 with an average purchase price of $2.86. In addition, during 2008, we paid down debt of $79,000 and we have no outstanding long-term debt as of December 31, 2008.

             During 2008, we issued 14,366 shares under our Employee Stock Purchase Plan and received cash of $26,000. Additionally, 20,000 shares of common stock were issued during the same period as part of employee option exercises with proceeds of $24,000.

             We finance our operations and growth primarily with cash flows generated from operations. We have a $5 million working capital line of credit which was unused as of December 31, 2008, and a letter of credit in the amount of $800,000 which is issued in favor of an insurance company to support a self-funded worker’s compensation program. The interest rate on the credit line will be calculated at the bank’s prime lending rate or LIBOR plus 2.75% whichever we choose. The maturity date of the line of credit is June 30, 2009. Although we were out of compliance with our tangible net worth bank covenant at December 31, 2008, the bank issued a waiver of the covenant on our behalf. In addition, the letter of credit was reduced to $400,000 as of January 1, 2009.

             We had $8,674,000 of working capital as of December 31, 2008 compared to $15,416,000 in working capital as of December 31, 2007, a decrease of $6,742,000 or 44%. The reduction is attributable to spending on plant and equipment, especially our new Kent Washington facility, and to our stock repurchases. We believe that our cash flows from operations are sufficient to meet our cash needs for normal operations including all anticipated capital expenditures for the calendar year 2009 without the need to access our working capital line of credit.

             In addition to operating cash flows, we also received cash proceeds of $50,000 $66,000, and $926,000, from the exercise of employee stock options and sales of stock under our Employee Stock Purchase Plan during 2008, 2007, and 2006, respectively.

             Our cash balance at the end of 2008 was $2,151,000 compared with $5,541,000 in 2007. Purchases of equipment in 2008 were $5,651,000 with the majority of capital spending going towards upgrading the production plants. In addition, in 2008, we paid down debt of $79,000 and continue to remain debt free, and repurchased 409,871 shares of common stock under the Board of Directors approved stock repurchase program at a total price of $1,132,000.

             Cash balance at the end of 2007 was $5,541,000 compared with $4,281,000 in 2006. Purchases of equipment in 2007 were $1,345,000 with the majority of capital spending going towards upgrading the production plants. In addition, in 2007, we paid down debt of $1,068,000 and repurchased 215,000 shares of common stock under the Board of Directors approved stock repurchase program at a total price of $657,000.

             We believe that cash on hand at December 31, 2008 and projected 2009 cash flows from operations will be sufficient to fund working capital needs, expected Company growth, and anticipated capital expenditures during 2009. However, we do have a $5.0 million line of credit available to us in case the need arises for additional cash.

Contractual Obligations

             We have no raw material contracts exceeding one year in duration. We lease production, warehouse and corporate office space as well as certain equipment under both month-to-month and non-cancelable operating lease agreements. Most building leases have renewal options and all include cost of living adjustments. Our President and Chief Executive Officer Eric Eddings, accepted employment commencing January 28, 2004, and became our CEO on September 5, 2006. A copy of his employment contract was filed as an exhibit to SEC form 8-K filed on September 13, 2006 and is incorporated here by reference.

             The following table summarizes our estimated annual obligations under existing operating leases.

	Payments due by period

Contractual Obligations (in Thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Operating leases	11,022	1,649	3,376	2,686	3,311

Total	$11,022	$1,649	$3,376	$2,686	$3,311

             We have commitments for leased manufacturing, warehouse and office space that range from three years to ten years. See discussion in Item 2 “Properties”.

             We had an $800,000 standby letter of credit in 2008 in favor of an insurance company for a self-funded workers compensation program. On January 2, 2009 the amount was lowered to $400,000 and the letter of credit will expire on January 2, 2010.

Stock Repurchase Program

             We commenced a public repurchase program of our common stock in December 2007 and suspended the program on June 26, 2008. Our Board of Directors may choose to continue purchases of our common stock in the future. Funds used for the repurchase of common stock totaled $1,132,000 for 2008. During 2008, 409,871 shares were repurchased at an average price of $2.76. For the program to date we purchased 624,871 shares for $1,789,000 with an average purchase price of $2.86.

Off-Balance Sheet Arrangements

             We do not have any off-balance sheet arrangements that are material to our financial position or results of operations. See Notes to the consolidated financial statements (Item 15) for information regarding capitalized leases and operating leases.

Business Acquisitions

             On April 18, 2008, Monterey Gourmet Foods, Sonoma Foods, Inc. (“Sonoma”), and the shareholders of Sonoma entered into an agreement amending the Purchase Agreement dated April 7, 2005, pursuant to which we agreed to acquire all of the outstanding shares of Sonoma. Pursuant to the Amendment, our purchase of the remaining 20% of Sonoma’s outstanding shares which we did not already own was accelerated, the purchase price was set at $50,000, plus a potential earn-out based upon an agreed formula, and each party agreed to waive all rights to indemnification under the original Purchase Agreement. At the same time, existing employment agreements with the Shareholders were terminated and we entered into severance arrangements with the Shareholders which provide for payments and benefits substantially equivalent to those provided by the former employment agreements. We recorded severance charges of $466,000 related to the severance agreements during the first quarter of 2008 since the principal terms of the agreements were negotiated in March 2008. We are paying such severance payments over the period ending April 7, 2009. We have paid approximately $359,000 of the severance accrual as of December 31, 2008. All costs associated with these transactions were expensed in the period in which they occurred.

          Prior to the purchase of the remaining 20% of Sonoma Foods, minority interest attributable to the Sonoma Foods’ minority shareholders was $159,000. We purchased the remaining minority interests for $50,000 in cash. The difference between the amount on the balance sheet and the cash paid of $109,000 was reported as other income. As of December 31, 2008, there were no longer any minority interests.

             On January 12, 2006, Monterey Gourmet Foods, Suekat LLC (“Suekat”) and CIBO Naturals, LLC (“CIBO”), amended their previous agreement for the purchase and sale of limited liability company units; as a result, we acquired the remaining 15.5% of CIBO from Suekat in exchange for 300,000 unregistered shares of common stock with a market value of $1,186,000. The purchase price was all allocated to goodwill.

             In March and September 2006 we acquired, in two separate transactions, the remaining 40% interest in Casual Gourmet Foods which we did not acquire in the original transaction in 2005. The total payment for these further acquisitions was $24,600, all of which was allocated to goodwill.

Critical Accounting Policies and Management Judgments

             The discussion and analysis of the financial condition and results of operations are based on the consolidated financial statements included in Item 15. The preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make a number of estimates and assumptions relating to the reporting of assets and liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate and discuss with our audit committee these estimates and assumptions, including those related to accounts receivable and allowances, goodwill and intangible assets, income taxes, inventory valuation, workers compensation reserves and revenue recognition. We base our estimates on historical experience and on various other assumptions believed to be reasonable under the circumstances, which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates under different assumptions or conditions.

          We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of the consolidated financial statements.

             Revenue Recognition

             We recognize revenues through sales of our products primarily to grocery and club store chains. Revenues are recognized once there is evidence of an arrangement (such as a customer purchase order), product has been shipped or delivered to the customer depending on the customer’s sales order and invoice documentation, the price and terms are fixed, and collectability is reasonably assured. Accordingly, sales are recorded when goods are shipped or delivered, at which time title and risk of loss have passed to the customer, consistent with the freight terms for most customers Potential returns, adjustments and spoilage allowances are recorded as a reduction in revenues and are provided for in accounts receivable allowances and accruals. We also use co-packers to process some of our purchase orders. We record the revenues from these sales on a gross basis as we have inventory risk and are the primary obligors. We record our shipping cost for products delivered to our customers in selling, general, and administrative expense. Any amounts charged to customers for freight and deliveries are included in revenues. Certain incentives granted to customers such as promotions, trade ads, slotting fees, terms discounts, and coupons are recorded as offsets to revenues.

             Accounts Receivable and Allowances

             We provide allowances for estimated credit losses, product returns, spoilage, and adjustments at a level deemed appropriate to adequately provide for known and inherent risks related to such amounts. The allowances are based on reviews of the history of losses, returns, spoilage, contractual relationships with customers, current economic conditions, and other factors which warrant consideration in estimating potential losses. While we use the best information available in making our determination, the ultimate recovery of recorded accounts receivable is also dependent on future economic and other conditions that may be beyond our control.

             Inventory Valuation

             Inventories are stated at the lower of cost (using the first-in, first-out method) or market and consist principally of component ingredients to our refrigerated pasta and sauces, finished goods, and packaging materials. Many of the ingredients used in our products have a short shelf life and if not used in a certain amount of time may spoil. In addition, certain items can be discontinued by our customers without warning which leave unused inventory without an alternative use. We expect that purchased raw material will be used in a timely manner; however, we have established certain reserves for the potential of inventory obsolescence, especially for slow moving inventory. As of December 31, 2008, we reduced the carrying value of our inventory by $1,112,000 relating to unsalable inventory. The allowance is established based on our estimate of alternative usage or salvage value of obsolete inventory. We believe our estimates for spoiled and obsolete inventory is adequate given the current volume of business to our current customers.

             Income Taxes

             We account for corporate income taxes in accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) 109, “Accounting for Income Taxes” which requires an asset and liability approach. This approach results in the recognition of deferred tax assets (future tax benefits) and liabilities for the expected future tax consequences of temporary timing differences between the book carrying amounts and the tax basis of assets and liabilities. During 2008 we established a valuation allowance equal to 100% of our deferred tax assets. All of our future tax benefits have valuation allowances against them due to past losses which increases the likelihood that the deferred tax assets may not be realized in the foreseeable future. Our deferred tax assets include significant amounts of net operating losses (“NOLs”). The amount of the valuation allowance is significantly dependant on our historical performance and assumptions regarding future taxable income and the availability of these NOLs to offset future taxable income. Changes in estimates relating to assumptions regarding future taxable income and valuation allowance may have a significant impact on net income (loss). For business combinations, we must record deferred taxes and liabilities relating to the book versus tax basis differences of acquired assets and liabilities. Generally, such business combinations result in deferred tax liabilities as the book values are reflected at fair value whereas the tax basis is carried over from the acquired company. Such deferred taxes initially are estimated based on preliminary information and are subject to change as valuations and tax returns are finalized.

             We adopted the provisions of FASB Interpretation No. 48 “Accounting for Uncertainty of Income Taxes – An Interpretation of FASB Statement No. 109” (“FIN 48”) on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“FAS 109”). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. The total amount of unrecognized tax benefits as of the date of adoption was not material. As a result of the implementation of FIN 48, we recorded no increase in the liability for unrecognized tax benefits and the balance of unrecognized tax benefits was zero at December 31, 2008.

          Workers Compensation Reserve

             Our California and Oregon locations entered into a partially self-insured worker’s compensation program for fiscal year 2003 and continued the program through December 31, 2007. This program was suspended for 2008 and we insured ourselves with a guaranteed fixed cost insurance program. Starting January 1, 2009, we returned to this partially self-insured worker’s compensation program. This program features a fixed annual payment, with a deductible on a per occurrence basis. The annual expense consists of a base fee paid to an insurance company to administer the program, direct cash expenses to pay for injuries, an estimate for potential injuries that may have occurred but have not been reported, an estimate by the insurance company of costs to close out each injury and an estimate for injury development. We have been on this partially self-insured program for just a few years and therefore we have limited history of claim resolution available to support our projected liabilities. Therefore we are using published industry actuarial data from an insurance carrier and reviewing each claim individually to determine the amount of reserves that should be established.

Valuation of Goodwill/Indefinite-lived Intangible Assets

             Under SFAS 142, “Goodwill and Other Intangible Assets” goodwill and intangible assets with indefinite useful lives are to be tested for impairment at least annually and we tested these assets as of December 31, 2008. The primary identifiable intangible assets of each reporting unit with indefinite lives are trademarks, tradenames and goodwill acquired in business acquisitions. As of December 31, 2008, the net book value of tradename and trademarks and other identifiable indefinite-lived intangible assets was reduced by $501,000 to $1.3 million and such assets will now be considered finite-lived assets and will be amortized prospectively over 20 years.

             We define a reporting unit as a unit one level below an operating segment. A reporting unit exists if the component constitutes a business for which discrete financial information is available and segment managers regularly review the operating results of the component. As of December 31, 2007, we had one reporting unit as all of our brands were integrated into one functional reporting structure. On March 20, 2008, the Company’s management met to review the discrete financial information for Sonoma Foods and implemented certain changes as a result of the reduced sales and profits of Sonoma Foods. On December 4, 2008, we met to review the discrete financial information for Further Processed Protein products and implemented actions to eliminate these products from the market place. The changes made resulted in Sonoma Cheese Products, Further Processed Protein Products, and Gourmet Foods Products being defined as separate reporting units and separate reporting segments as of December 31, 2008.

             Identifiable indefinite-lived intangible assets are not subject to amortization and are assessed for impairment at least as often as annually and as triggering events may occur. The impairment test for identifiable intangible assets not subject to amortization consists of a comparison of the fair value of the intangible asset with its carrying amount. If the carrying amount exceeds the fair value, then a second step of assessment is performed to measure the impairment loss, if any. The fair value of the reporting units is calculated based on the Market Approach and the Income Approach. We rely on a number of factors to discount anticipated future cash flows including operating results, business plans and present value techniques. Rates used to discount cash flows are dependent upon interest rates and the cost of capital at the relevant point in time. There are inherent uncertainties related to these factors and management’s judgment in applying them to the analysis of intangible asset impairment. It is possible that assumptions underlying the impairment analysis will change in such a manner that impairment in value may occur in the future.

             Goodwill is not amortized but is subject to periodic assessments of impairment at least as often as annually and as triggering events occur. Our annual impairment evaluation date is December 31 and the recoverability of goodwill is evaluated using a comparison of the fair value of a reporting unit with its carrying value. The fair value of the reporting unit is calculated based on the Market Approach and the Income Approach. We review and estimate a number of factors to discount anticipated future cash flows including operating results, business plans and present value techniques. Rates used to discount cash flows are dependent upon projected interest rates and the cost of capital at the relevant point in time. There are inherent uncertainties related to these factors and judgment is used in applying them to the analysis of goodwill impairment. In March 2008 as part of a triggering event, we impaired $1.0 of goodwill associated with the acquisition of Sonoma Foods. In December 2008, we impaired an additional $12.2 million of goodwill associated with all of the acquisitions made over the many years as part of our annual impairment test. Although all goodwill has been fully impaired, it is possible that assumptions underlying the impairment analysis will change in such a manner that further impairment of our other intangible assets may occur in the future.

             Our impairment evaluations of both goodwill and other intangible assets included reasonable and supportable assumptions and projections and were based on estimates of projected future cash flows, historical performance and our current market capitalization. These estimates of future cash flows are based upon our experience, historical trends, estimates of future profitability and economic conditions. Future estimates of profitability and economic conditions require estimating such factors as sales growth, employment rates and the overall economics of the retail food industry for five to ten years in the future, and are therefore subject to variability, are difficult to predict and in certain cases, beyond our control. The assumptions utilized by us were consistent with those developed in conjunction with our long-range planning process. If the assumptions and projections underlying these evaluations prove to be incorrect, the amount of the impairment could be adversely affected.

Valuation of Plant and Equipment and finite-lived Intangible Assets

             In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets” (“SFAS 144”), we review finite-lived long-lived assets, primarily consisting of plant and equipment and amortized intangible assets such as acquired recipes, customer lists and non-compete agreements, whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Intangible assets with finite useful lives continue to be amortized over their respective estimated useful lives. The estimated useful life of an identifiable intangible asset is based upon a number of factors, including the effects of demand, competition, and future cash flows. For these assets, if the total expected future undiscounted cash flows from the asset group are less than the carrying amount of the asset group, an impairment loss is recognized for the difference between the fair value and the carrying value of the asset group. The impairment test we performed as of December 31, 2008 required us to estimate the undiscounted cash flows and fair value of the asset groups. We performed a test on our Sonoma Cheese reporting unit in March 2008 and recorded an impairment of $32,000 for the non-compete agreement. In addition, based on our annual test in December 2008 we impaired an additional $581,000 of finite-lived intangible assets, with an aggregate 2008 impairment charge for such assets of $613,000. As of December 31, 2008, the net book value of finite-lived intangible assets was $3.3 million.

             When analyzing finite, long-lived assets for potential impairment, significant assumptions are used in determining the undiscounted cash flows of the asset group, including the cash flows attributed to the asset group; future cash flows of the asset group, including estimates of future growth rates; and the period of time in which the assets will be held and used. We primarily determine fair values of the asset group using discounted cash flow models. In addition, to estimate fair value we are required to estimate the discount rate that incorporates the time value of money and risk inherent in future cash flows.

          Accounting for Stock-Based Awards

             On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. We adopted SFAS 123(R) using the modified prospective transition method, which required the application of the accounting standard as of January 1, 2006, the first day of our fiscal year 2006. We calculated the fair value of share-based awards using the Black-Scholes option pricing model, which requires subjective assumptions, including future stock price volatility and expected time to exercise, which affect the calculated values. We estimate forfeitures at the time of grant and revise them as necessary, in subsequent periods if actual forfeitures differ. We amortize the estimated fair value of share-based compensation using the straight-line method over the vesting period of the options. During 2008, 2007 and 2006, we recognized $363,000, $523,000 and $516,000, respectively in stock-based compensation expense.

             Stock options issued after November 1, 2005 to management vest over a three year period. Stock options issued to Board members vest immediately upon issuance. In addition, we have significantly reduced the number of employees who previously would have been eligible to receive stock options.

Recently Issued Accounting Standards

             In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements which are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States. SFAS No. 162 became effective November 15, 2008. The adoption of SFAS No. 162 did not have a material impact on our consolidated financial statements.

             In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of: 1) how and why an entity uses derivative instruments; 2) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and 3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We do not believe there will be any impact from the adoption of SFAS No. 161 on our consolidated financial statements.

             In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (An Amendment of Account Research Bulletin (“ARB 51”)). SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. In addition, this statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in a deconsolidation and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS 160 becomes effective for fiscal periods beginning after December 15, 2008. We do not believe there will be any impact from the adoption of SFAS No. 160 on our consolidated financial statements.

             In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141R”). This standard retains the fundamental acquisition method of accounting established in Statement 141; however among other things, SFAS 141R requires recognition of assets and liabilities of noncontrolling interests acquired, fair value measurement of consideration and contingent consideration, expense recognition for transaction costs and certain integration costs, recognition of the fair value of contingencies and the adjustments to income tax expense for the changes in an acquirer’s existing valuation allowances or uncertain tax positions that result from the business combination. The standard is effective for annual reporting periods beginning after December 15, 2008 and shall be applied prospectively. We are currently assessing the impact of SFAS 141R.

             In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to provide additional information that will help investors and other financial statement users to more easily understand the effect of using fair value on earnings. Finally, SFAS 159 requires entities to display the fair value of those assets and liabilities for which we have chosen to use fair value on the face of the balance sheet. SFAS 159 was effective as of the beginning of our fiscal year 2008 and had no impact on our results of operations and financial position.

             In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. For financial assets and liabilities, this statement is effective for fiscal periods beginning after November 15, 2007 and does not require any new fair value measurements. In February 2008, the FASB Staff Position No. 157-2 was issued which delayed the effective date of SFAS 157 to fiscal years ending after November 15, 2008 for non-financial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of SFAS 157 for financial assets and liabilities did not have a material impact on our financial position or results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market Risk Disclosure

             We do not hold market risk-sensitive trading instruments, nor do we use financial instruments for trading purposes. Except as disclosed below in this item, all sales, operating items and balance sheet data are denominated in U.S. dollars; therefore, we have no significant foreign currency exchange rate risk.

             We use many different commodities such as wheat, corn, pork, poultry, and energy. Commodities are subject to price volatility caused by commodity market fluctuations, supply and demand, currency fluctuations, and changes in governmental agricultural programs. Commodity price increases will result in increases in raw material costs and operating costs. We may not be able to increase our product prices to offset these increased costs; and increasing prices may result in reduced sales volume and profitability.

             In the ordinary course of our business we enter into commitments to purchase raw materials over a period of time, generally six months to one year, at contracted prices. At December 31, 2008 these future commitments were not at prices in excess of current market, or in quantities in excess of normal requirements. We do not utilize derivative contracts either to hedge existing risks or for speculative purposes.

     Interest Rate Risk

             We invest excess cash in variable income investments consisting of cash equivalents. The magnitude of the interest income generated by these cash equivalents is affected by market interest rates. We do not use marketable securities or derivative financial instruments in our investment portfolio.

             The interest payable on our bank line of credit is based on variable interest rates and therefore is affected by changes in market interest rates.

     Currency Risk

             During 2008, we did not sell any product for payment in currency other than US dollars.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

             The financial statements and supplementary data required by this item are set forth at the pages indicated at Item 15(a) and are incorporated here by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

             None

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

             As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (together the “Certifying Officers”), of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008, the end of the period covered by this report. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective as of December 31, 2008 to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Certifying Officers, as appropriate, to allow for timely decisions regarding required disclosure.

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

             Management personnel, including the Certifying Officers, recognize that our internal control over financial reporting cannot prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving our stated goals under all potential future conditions.

Management’s Report on Internal Control Over Financial Reporting

The following report is provided by management in respect of Monterey Gourmet Foods’ internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934):

1.	Monterey Gourmet Foods’ management is responsible for establishing and maintaining adequate internal control over financial reporting.
2.

Monterey Gourmet Foods’ management has used the Committee of Sponsoring Organizations of the Treadway Commission (COSO) framework to evaluate the effectiveness of internal control over financial reporting. Management believes that the COSO framework is a suitable framework for its evaluation of financial reporting because it is free from bias, permits reasonably consistent qualitative and quantitative measurements of Monterey Gourmet Foods’ internal control over financial reporting, is sufficiently complete so that those relevant factors that would alter a conclusion about the effectiveness of Monterey Gourmet Foods’ internal control over financial reporting are not omitted and is relevant to an evaluation of internal control over financial reporting.

3.

Management has assessed the effectiveness of Monterey Gourmet Foods’ internal control over financial reporting as of December 31, 2008 and has concluded that such internal control over financial reporting was effective. There were no material weaknesses in internal control over financial reporting identified by management.

4.

This annual report does not include an attestation report by our registered public accounting firm regarding our internal controls over financial reporting. Our report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

             There have been no changes in our internal control over financial reporting during the fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

             None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

             The information required by this item relating to our directors and nominees and disclosure relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 is included under the captions “Election of Directors” and “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in our Proxy Statement for the 2009 Annual Meeting of Stockholders and is incorporated herein by reference.

             The information required by this item relating to Executive Officers under the caption “Executive Officers” in our 2008 Proxy Statement is incorporated herein by reference.

Code of Ethics

             We have adopted a Code of Ethics as defined in Item 406 of Regulation S-K that applies to our principal executive and financial officers and the persons performing similar functions. Monterey Gourmet Foods will provide a copy of our Code of Ethics, without charge, to any investor that requests it. Requests should be addressed in writing to Mr. Scott Wheeler, Corporate Secretary, 1528 Moffett Street, Salinas, CA 93905.

ITEM 11.	EXECUTIVE COMPENSATION

             The information under the captions “Executive Compensation,” “Compensation of Directors,” and “Report of the Compensation Committee on Executive Compensation,” in our 2009 Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

             The information under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our 2009 Proxy Statement is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

             Our policy is to forbid all related party transactions; hence there is no separate policy to govern Board of Directors review or approval of such matters. During the year ended December 31, 2008, there were no related party transactions.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

             The Audit Committee of the Board of Directors of Monterey Gourmet Foods has selected BDO Seidman, LLP as independent registered public accounting firm to audit the consolidated financial statements of Monterey Gourmet Foods for the calendar year ending December 31, 2008. BDO Seidman, LLP has acted in such capacity since its appointment in fiscal year 1997. The following table sets forth the aggregate fees billed to Monterey Gourmet Foods for the years ended December 31, 2008 and December 31, 2007 by BDO Seidman, LLP:

	2008	2007

Audit Fees (1)	$338,000	$335,000

Audit-Related Fees (2)	$65,000	$26,000

Tax Fees (3)	$58,000	$56,000

All Other Fees	$0	$0

(1)             Audit Fees consist of fees billed for professional services rendered for the audit of the Company’s consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by BDO Seidman, LLP in connection with statutory and regulatory filings or engagements.

(2)             Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees.” These services generally include consulting fees related to reporting, accounting and internal control matters.

(3)             Tax Fees consist of fees billed for professional services rendered for annual compliance filings and ongoing tax planning.

             The Audit Committee must pre-approve audit and non-audit services provided to us by the independent registered public accounting firm (or subsequently approve non-audit services in those circumstances where a subsequent approval is necessary and permissible); in this regard, the Audit Committee has the sole authority to approve the hiring and firing of the independent registered public accounting firm, all audit engagement fees, terms and all non-audit engagements, as may be permissible, with the independent registered public accounting firm. Pre-approval was obtained from the audit committee for all fees incurred by the independent registered public accounting firm.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

             All other schedules have been omitted since the required information is contained in the Consolidated Financial Statements or because such schedules are not required.

(a)(3)     Exhibits: See Index to Exhibits on page 64. The Exhibits listed in the accompanying Index of Exhibits are filed or incorporated by reference as part of this report. Exhibit Nos. 10.1, 10.2, and 10.7, are management contracts or compensatory plans or arrangements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Monterey Gourmet Foods, Inc.

We have audited the accompanying consolidated balance sheets of Monterey Gourmet Foods, Inc. (the “Company”) as of December 31, 2008 and December 31, 2007 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2008. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index at Item 15(a). These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Monterey Gourmet Foods, Inc. at December 31, 2008 and December 31, 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ BDO Seidman, LLP

BDO Seidman, LLP
San Francisco, California
March 23, 2009

MONTEREY GOURMET FOODS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	December 31, 2008	December 31, 2007

ASSETS
Current assets:
Cash and cash equivalents	$2,151	$5,541
Accounts receivable less allowances of $862 and $981	5,725	8,587
Inventories	6,642	7,865
Deferred tax assets-current	—	703
Prepaid expenses and other	808	1,084

Total current assets	15,326	23,780

Property and equipment, net	15,420	14,280
Deferred tax assets-long term	—	2,646
Deposits and other	249	243
Intangible assets, net	4,560	6,346
Goodwill	—	13,211

Total assets	$35,555	$60,506

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,316	$6,160
Accrued payroll and related benefits	1,057	1,192
Accrued and other current liabilities	1,279	962
Current portion of notes, loans, and capital leases payable	—	50

Total current liabilities	6,652	8,364

Notes, loans, and capital leases payable, less current portion	—	29

Other long-term liabilities	217	—

Minority interest	—	159

Stockholders’ equity:
Preferred stock, $.001 par value, 1,000,000 shares authorized, none outstanding	—	—
Common stock, $.001 par value, 50,000,000 shares authorized, 17,391,342 and 17,356,976 issued and 16,766,471 and 17,141,976 outstanding	17	17
Additional paid-in capital	60,875	60,462
Treasury stock 624,871 and 215,000 shares, respectively, at cost	(1,789)	(657)
Accumulated deficit	(30,417)	(7,868)

Total stockholders’ equity	28,686	51,954

Total liabilities and stockholders’ equity	$35,555	$60,506

See accompanying summary of significant accounting policies and notes to consolidated financial statements.

MONTEREY GOURMET FOODS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Years Ended December 31,

	2008	2007	2006

Net revenues	$97,188	$100,527	$94,297

Cost of sales	73,011	73,008	66,858

Gross profit	24,177	27,519	27,439

Selling, general and administrative expenses	26,797	25,304	26,754
Impairment and restructuring	14,791	58	3,160
Gain (loss) on disposition of assets	(1,987)	(50)	13

Operating income (loss)	(19,398)	2,107	(2,462)

Other income, net	134	12	—
Interest income (expense), net	66	163	(355)

Income (loss) before provision for income taxes	(19,198)	2,282	(2,817)

Income tax provision	(3,351)	(600)	(295)

Net income (loss)	$(22,549)	$1,682	$(3,112)

Basic income (loss) per common share	($1.34)	$0.10	($0.19)

Diluted income (loss) per common share	($1.34)	$0.10	($0.19)

Weighted average basic shares outstanding	16,848,636	17,329,365	16,100,250
Weighted average diluted shares outstanding	16,848,636	17,435,201	16,100,250

See accompanying summary of significant accounting policies and notes to consolidated financial statements.

MONTEREY GOURMET FOODS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2006, 2007, and 2008
(in thousands, except share amounts)

	Common Stock		Additional		Accumulated

	Shares	Amount	Paid-in Capital	Treasury Stock	Deficit	Total

Balance, end of 2005	14,514,038	$14	$45,534	$—	$(6,438)	$39,110

Issuance of common stock under Employee Stock Purchase Plan	10,900	—	32	—	—	32

Exercise of stock options for cash	308,709	—	894	—	—	894

Issuance of stock as part of an acquisition	300,000	—	1,186	—	—	1,186

Stock issued as part of PIPE Financing	2,174,000	3	11,632	—	—	11,635

Tax benefit of disqualifying dispositions	—	—	2	—	—	2

Stock-based compensation	—	—	516	—	—	516

Net loss for the year	—	—	—	—	(3,112)	(3,112)

Balance, end of 2006	17,307,647	$17	$59,796	$—	$(9,550)	$50,263

Issuance of common stock under Employee Stock Purchase Plan	8,579	—	26	—	—	26

Exercise of stock options for cash	20,750	—	40	—	—	40

Stock issued to consultant	20,000	—	77	—	—	77

Purchase of treasury stock	(215,000)	—	—	(657)	—	(657)

Stock-based compensation	—	—	523	—	—	523

Net income for the year	—	—	—	—	1,682	1,682

Balance, end of 2007	17,141,976	$17	$60,462	$(657)	$(7,868)	$51,954

Issuance of common stock under Employee Stock Purchase Plan	14,366	—	26	—	—	26

Exercise of stock options for cash	20,000	—	24	—	—	24

Purchase of treasury stock	(409,871)	—	—	(1,132)	—	(1,132)

Stock-based compensation	—	—	363	—	—	363

Net loss for the year	—	—	—	—	(22,549)	(22,549)

Balance, end of 2008	16,766,471	$17	$60,875	$(1,789)	$(30,417)	$28,686

See accompanying summary of significant accounting policies and notes to consolidated financial statements.

MONTEREY GOURMET FOODS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share amounts)

	Years Ended December 31,

	2008	2007	2006

Cash flows from operating activities:
Net income (loss)	$(22,549)	$1,682	$(3,112)
Adjustments to reconcile net income (loss) to net cash provided by operating activities net of acquisition:
Deferred income taxes	3,349	759	282
Depreciation and amortization	3,026	2,948	2,926
Impairment and restructuring	14,791	58	3,160
Provisions for allowances for bad debts, returns, adjustments and spoils	6,807	4,870	4,876
Provisions for inventory allowances	1,470	213	629
Stock-based compensation	363	600	516
(Gain) Loss on disposition of assets	1,987	50	(13)
Gain on acquisition of minority interest	(109)	—	—
Changes in assets and liabilities:
Accounts receivable	(3,945)	(3,499)	(5,492)
Inventories	(247)	(504)	(1,254)
Prepaid expenses and other	270	(346)	33
Accounts payable	(1,844)	(1,675)	3,664
Accrued and other liabilities	(66)	(910)	765

Net cash provided by operating activities	3,303	4,246	6,980

Cash flows from investing activities:
Purchase of property and equipment	(5,651)	(1,345)	(3,010)
Proceeds from sale of fixed assets	169	18	13
Acquisition of business net of cash and minority interest	(50)	—	(69)

Net cash used in investing activities	(5,532)	(1,327)	(3,066)

Cash flows from financing activities:
Bank overdraft	—	—	(1,507)
Line of credit	—	—	(3,000)
Repayment of debt	(44)	(1,036)	(7,992)
Tax benefit of disqualifying dispositions	—	—	2
Repayment of capital lease obligations	(35)	(32)	(27)
Purchase of treasury stock	(1,132)	(657)	—
Proceeds from issuance of common stock	50	66	12,561

Net cash (used in) provided by financing activities	(1,161)	(1,659)	37

Net increase (decrease) in cash and cash equivalents	(3,390)	1,260	3,951

Cash and cash equivalents, beginning of period	5,541	4,281	330

Cash and cash equivalents, end of period	$2,151	$5,541	$4,281

Cash payments:
Interest	$2	$58	$501
Income taxes	103	39	6

Non-cash investing and financing activities:
Capital lease obligations	$—	$—	$19
Issuance of stock for acquisition of business	—	—	1,186

See accompanying summary of significant accounting policies and notes to consolidated financial statements.

MONTEREY GOURMET FOODS, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     1.     Summary of Significant Accounting Policies

             Principles of Consolidation and Nature of Operations

          The consolidated financial statements include the accounts of Monterey Gourmet Foods, Inc. (a producer, distributor, and marketer of refrigerated gourmet food products), together with its wholly owned subsidiaries, Monterey Pasta Development Company (a franchiser of restaurants - inactive), CIBO Naturals, LLC (100% owned as of January 12, 2006), Casual Gourmet Foods, Inc. (100% owned as of September 29, 2006) and Sonoma Foods, Inc (100% owned as of April 2008). All significant intercompany accounts and transactions have been eliminated in consolidation. Collectively, Monterey Gourmet Foods, CIBO Naturals, LLC, Monterey Pasta Development Company, Casual Gourmet Foods, and Sonoma Foods are referred to as the “Company.”

          The Company’s production facilities and distribution centers are located in Salinas (Monterey County), California, Kent, Washington, and Eugene, Oregon. Its products are available throughout the United States as well as selected distribution areas in Canada, the Caribbean, Latin America, and Asia Pacific. The principal customers are retail grocery and club stores. The Company offers credit and payment terms to its customers in line with industry practices, generally calling for unsecured trade accounts receivable.

          The Company reported losses for the years 2006 and 2008, but was profitable for 2007. As of December 31, 2008 the company had an accumulated deficit of $30.4 million. For 2008, the Company generated $3.3 million in cash from operating activities and has $8.7 million in working capital. Management believes that the Company’s current cash balances and future operating projections will provide adequate liquidity to meet the Company’s planned capital and operating requirements for normal operations and capital expenditures through the 2009 calendar year. Therefore, there is no plan to utilize the Company’s current line of credit during 2009. See Note 7 for a description of the Company’s credit facility.

          Accounting Periods

          The Company operates and reports results on a calendar year. The calendar year ended on December 31, 2008.

          Cash and Cash Equivalents

          Cash equivalents consist of investments in short-term, highly liquid securities having original maturities of three months or less, which are made as part of our cash management activity. The carrying values of these assets approximate their fair market values. Management primarily utilizes a cash management system with a series of separate accounts consisting of lockbox accounts for receiving cash, concentration accounts into which funds are moved, and accounts used for funding payroll and other cash needs. As a result of our cash management system, checks issued, but not presented to the banks for payment, may result in negative book cash balances in some accounts. The Company’s cash consists primarily of cash in the Company’s bank account.

          The Company’s cash equivalents primarily include a money market fund totaling $1,096,000 at December 31, 2008 which are invested primarily in U.S. Government securities, financial institution securities such as certificates of deposit and securities issued by domestic companies such as commercial paper. Under Statement of Financial Accounting Standards (SFAS) No. 157 “Fair Value Measurement”, the money market fund is considered to be classified as Level 1 since the fund participates in the U.S. Treasury Department’s Temporary Guarantee Program for Money Market Funds through April 30, 2009. Under the program, the U.S. Treasury Department will guarantee the share price of shares of the money market fund outstanding as of September 19, 2008 at $1.00 per share if the fund’s net average value falls below $0.995. The entire money market fund balance at December 31, 2008 was fully insured under this program.

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

          Inventory Valuation

          Inventories are stated at the lower of cost (using the first-in, first-out method) or market and consist principally of component ingredients to the Company’s refrigerated pasta and sauces, finished goods, and packaging materials. Many of the ingredients used in the Company’s products are short shelf-lived products and if not used in a certain amount of time may spoil. Management estimates that the raw material will be used in a timely manner; however, management has established certain reserves for the potential of inventory obsolescence, especially for slow moving inventory. As of December 31, 2008 and December 31, 2007, the Company reduced the carrying value of its inventory by $1,112,000 and $153,000 respectively. The allowance is established based on management’s estimate of alternative usage or salvage value of obsolete inventory. Management believes its estimates for spoiled and obsolete inventory are adequate given the current volume of business to current customers.

          Advertising Costs

          The Company expenses advertising costs as incurred or when the related campaign commences. The Company spent $125,000, $88,000, and $107,000 on advertising during, 2008, 2007, and 2006, respectively.

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

          Valuation of Goodwill/Indefinite-lived Intangible Assets

          Under SFAS 142, “Goodwill and Other Intangible Assets” goodwill and intangible assets with indefinite useful lives are to be tested for impairment at least annually and we tested these assets as of December 31, 2008. The primary identifiable intangible assets of each reporting unit with indefinite lives are trademarks, tradenames and goodwill acquired in business acquisitions. As of December 31, 2008, the net book value of tradename and trademarks and other identifiable indefinite-lived intangible assets was reduced by $501,000 to $1.3 million and such assets will now be considered finite-lived assets and will be amortized prospectively over 20 years.

          The Company defines a reporting unit as a unit one level below an operating segment. A reporting unit exists if the component constitutes a business for which discrete financial information is available and segment managers regularly review the operating results of the component. As of December 31, 2007, the Company had one reporting unit as all of the Company’s brands were integrated into one functional reporting structure. On March 20, 2008, the Company’s management met to review the discrete financial information for Sonoma Foods and implemented certain changes as a result of the reduced sales and profits of Sonoma Foods. On December 4, 2008, management and the board of directors met to review the discrete financial information for Further Processed Protein products and implemented actions to eliminate these products from the market place. The changes made resulted in Sonoma Cheese Products, Further Processed Protein Products, and Gourmet Foods Products being defined as separate reporting units and separate reporting segments as of December 31, 2008.

          Identifiable indefinite-lived intangible assets are not subject to amortization and are assessed for impairment at least as often as annually and as triggering events may occur. The impairment test for identifiable intangible assets not subject to amortization consists of a comparison of the fair value of the intangible asset with its carrying amount. If the carrying amount exceeds the fair value, then a second step of assessment is performed to measure the impairment loss, if any. To determine fair value, we rely on a number of factors to discount anticipated future cash flows including operating results, business plans and present value techniques. Rates used to discount cash flows are dependent upon projected interest rates and the cost of capital at the relevant point in time. There are inherent uncertainties related to these factors and management’s judgment in applying them to the analysis of intangible asset impairment. It is possible that assumptions underlying the impairment analysis will change in such a manner that impairment in value may occur in the future.

          Goodwill is not amortized but is subject to periodic assessments of impairment at least as often as annually and as triggering events occurs. The Company’s annual impairment evaluation date is December 31. The recoverability of goodwill is evaluated using a comparison of the fair value of a reporting unit with its carrying value and utilizes a combination of the Market Approach and the Income Approach. To determine fair value of the reporting units, we review and estimate a number of factors to discount anticipated future cash flows including operating results, business plans and present value techniques. Rates used to discount cash flows are dependent upon interest rates and the cost of capital at the relevant point in time. There are inherent uncertainties related to these factors and judgment is used in applying them to the analysis of goodwill impairment. In March 2008 as part of a triggering event, the Company impaired $1.0 of goodwill associated with the acquisition of Sonoma Foods. In December 2008, the Company impaired an additional $12.2 million of goodwill as part of the annual impairment test. Although all goodwill has been fully impaired, it is possible that assumptions underlying the impairment analysis will change in such a manner that further impairment of the Company’s other intangible assets may occur in the future.

          The Company’s impairment evaluations of both goodwill and other intangible assets included reasonable and supportable assumptions and projections and were based on estimates of projected future cash flows, historical performance and our current market capitalization. These estimates of future cash flows are based upon our experience, historical trends, estimates of future profitability and economic conditions. Future estimates of profitability and economic conditions require estimating such factors as sales growth, employment rates and the overall economics of the retail food industry for five to ten years in the future, and are therefore subject to variability, are difficult to predict and in certain cases, beyond our control. The assumptions utilized by management were consistent with those developed in conjunction with the Company’s long-range planning process. If the assumptions and projections underlying these evaluations prove to be incorrect, the amount of the impairment could be adversely affected.

          Valuation of Plant and Equipment and finite-lived Intangible Assets

          In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets” (“SFAS 144”), management reviews finite-lived long-lived assets, primarily consisting of plant and equipment and amortized intangible assets such as acquired recipes, customer lists and non-compete agreements, whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable.Intangible assets with finite useful lives continue to be amortized over their respective estimated useful lives. The estimated useful life of an identifiable intangible asset is based upon a number of factors, including the effects of demand, competition, and future cash flows. For these assets, if the total expected future undiscounted cash flows from the asset group are less than the carrying amount of the asset group, an impairment loss is recognized for the difference between the fair value and the carrying value of the asset group. The impairment test we performed as of December 31, 2008 required management to estimate the undiscounted cash flows and fair value of the asset groups. Management performed a test on its Sonoma Cheese reporting unit in March 2008 recording an impairment of $32,000 on its non-compete agreements. In addition, based on the Company’s annual test in December 2008 the Company impaired an additional $581,000 of finite-lived assets with an aggregate 2008 impairment of $613,000. As of December 31, 2008, the net book value of finite-lived intangible assets was $3.3 million.

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

          Income Taxes and Deferred Tax Asset Valuation Allowance

          The Company accounts for corporate income taxes in accordance with SFAS 109, “Accounting for Income Taxes” which requires an asset and liability approach. This approach results in the recognition of deferred tax assets (future tax benefits) and liabilities for the expected future tax consequences of temporary timing differences between the book carrying amounts and the tax basis of assets and liabilities. Future tax benefits are subject to a valuation allowance to the extent of the likelihood that the deferred tax assets may not be realized. The Company’s deferred tax assets include significant amounts of net operating losses (‘NOLs”). During 2008, the Company established a valuation allowance equal to 100% of its deferred tax assets. The amount of the valuation allowance is significantly dependant on historical performance and management’s assumptions regarding future taxable income and the availability of these NOLs to offset future taxable income. Changes in estimates relating to assumptions regarding future taxable income and valuation allowance may have a significant impact on net income (loss). The Company has a valuation allowance against deferred tax assets of $10,834,000 as of December 31, 2008.

          Revenue Recognition

          The Company recognizes revenues through sales of its products primarily to grocery and club store chains. Revenues are recognized once there is evidence of an arrangement (such as a customer purchase order), product has been shipped or delivered to the customer depending on the customer’s sales order and invoice documentation, the price and terms are fixed, and collectability is reasonably assured. Accordingly, sales are recorded when goods are shipped or delivered, at which time title and risk of loss have passed to the customer, consistent with the freight terms for most customers. Potential returns, adjustments and spoilage allowances are recorded as a reduction in revenues and are provided for in accounts receivable allowances and accruals. The Company also uses co-packers to process some of its purchase orders. The Company records the revenues from these sales on a gross basis as we have inventory risk and are the primary obligors.

          The Company records shipping cost for product delivered to customers in selling general and administrative expense. These costs were approximately $5,297,000, $5,403,000, and $5,764,000 for 2008, 2007, and 2006 respectively. Any amounts charged to customers for freight and deliveries are included in revenues and approximate the amount recorded in SG&A. Certain incentives granted to customers such as promotions, trade ads, slotting fees, terms discounts, and coupons are recorded as offsets to revenues.

          Workers Compensation Reserve

          The California and Oregon locations entered into a partially self-insured worker’s compensation program for fiscal year 2003 and continued the program through December 31, 2007. This program was suspended for 2008 and the Company insured itself with a guaranteed fixed cost insurance program. Starting January 1, 2009, the Company returned to this partially self-insured worker’s compensation program. This program features a fixed annual payment, with a deductible on a per occurrence basis. The annual expense consists of a base fee paid to an insurance company to administer the program, direct cash expenses to pay for injuries, an estimate for potential injuries that may have occurred but have not been reported, an estimate by the insurance company of costs to close out each injury and an estimate for injury development. The Company has been on this partially self-insured program for just a few years and therefore has limited history of claim resolution available to support the Company’s projected liabilities. Therefore management is using published industry actuarial data from an insurance carrier and reviewing each claim individually to determine the amount of reserves that should be established.

          Stock-based Compensation

          On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values.

          The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The fair value of share-based awards is calculated using the Black-Scholes option pricing model, which requires subjective assumptions, including future stock price volatility and expected time to exercise, which affect the calculated values. Forfeitures are estimated at the time of grant and revised, as necessary, in subsequent periods if actual forfeitures differ. The estimated fair value of share-based compensation is amortized using the straight-line method over the vesting period of the options. During 2008, 2007 and 2006, the Company recognized $363,000, $523,000 and $516,000, respectively in stock-based compensation expense. Stock options issued to management after November 1, 2005 vest over a three year period. Stock options issued to outside Board members vest immediately upon issuance. In addition, the Company has significantly reduced the number of employees who previously would have been eligible to receive stock options.

          Segment and Enterprise-Wide Reporting

          The Company discloses segment enterprise-wide information in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”  Based upon definitions contained within SFAS No. 131, management has determined that the Company as of December 31, 2008 operates in three segments, Gourmet Foods Products, Sonoma Cheese Products, and Further Processed Protein Products.  Management uses operating income as the profit measure for its reporting segments. In addition, virtually all revenues are generated in the United States, and all of the long-lived assets are located within the United States.

Gourmet Foods Products: These products are developed from sophisticated recipes designed to enhance the eating experience. These products include ravioli, tortelloni, borsellini, pasta sauces, dips, hummus, salsa and other like products. The products are sold in various forms, flavors and sizes, products are marketed to domestic food retailers, and are mostly produced in one of our three plant locations at Salinas, California, Kent, Washington, or Eugene, Oregon.

Sonoma Cheese Products: Packaged cheese operations include all products sold under the Sonoma Cheese brand. The products are co-packed by cheese producers mostly in California, are sold to consumers as slices, shredded, and six or eight ounce blocks, and are marketed to domestic food retailers.

Further Processed Protein Products: The products are developed from recipes designed to use high quality chicken to make sausages and meatballs. The products are sold in various flavors and sizes. The products are marketed to domestic food retailers.

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

          Indemnification

          The Company follows FASB Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. FIN 45 requires a guarantor to recognize, at the inception of a qualified guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.

          Pursuant to its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The Company has no liabilities recorded for these agreements as of December 31, 2008.

          The Company enters into indemnification provisions under (i) its agreements with other companies both in extraordinary transactions (such as acquisitions of a material amount of assets or other investment in other companies) and in its ordinary course of business, typically with business partners, contractors and customers, and its sublandlord and (ii) its agreements with investors. Under these provisions the Company has agreed to generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by the Company with regard to intellectual property and other rights. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. To date, the Company has not incurred any costs as there have been no lawsuits or claims related to these indemnification agreements. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2008.

          New Accounting Pronouncements

          In May 2008, the Financial Accounting Standards Board (FASB) issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements which are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States. SFAS No. 162 became effective November 15, 2008. The adoption of SFAS No. 162 did not have a material impact on our consolidated financial statements.

          In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of: 1) how and why an entity uses derivative instruments; 2) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and 3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Management does not believe there will be any impact from the adoption of SFAS No. 161 on the Company’s consolidated financial statements.

          In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (An Amendment of Account Research Bulletin (“ARB 51”)). SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. In addition, this statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in a deconsolidation and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS 160 becomes effective for fiscal periods beginning after December 15, 2008. Management does not believe there will be any impact from the adoption of SFAS No. 160 on the Company’s consolidated financial statements. Early adoption is not permitted.

          In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141R”). This standard retains the fundamental acquisition method of accounting established in Statement 141; however among other things, SFAS 141R requires recognition of assets and liabilities of noncontrolling interests acquired, fair value measurement of consideration and contingent consideration, expense recognition for transaction costs and certain integration costs, recognition of the fair value of contingencies and the adjustments to income tax expense for the changes in an acquirer’s existing valuation allowances or uncertain tax positions that result from the business combination. The standard is effective for annual reporting periods beginning after December 15, 2008 and shall be applied prospectively. The Company is currently assessing the impact of SFAS 141R.

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

          In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. For financial assets and liabilities, this statement is effective for fiscal periods beginning after November 15, 2007 and does not require any new fair value measurements. In February 2008, the FASB Staff Position No. 157-2 was issued which delayed the effective date of SFAS 157 to fiscal years ending after November 15, 2008 for non-financial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of SFAS 157 for financial assets and liabilities did not have a material impact on the Company’s financial position or results of operations.

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

     2.  Business Acquisitions

     2008 Activities

          On April 18, 2008, the Company, Sonoma Foods, Inc. (“Sonoma”), and the shareholders of Sonoma entered into an agreement amending the Purchase Agreement dated April 7, 2005, pursuant to which the Company agreed to acquire all of the outstanding shares of Sonoma. Pursuant to the Amendment, the Company’s purchase of the remaining 20% of Sonoma’s outstanding shares not already owned by the Company was accelerated and the purchase price was set at $50,000, plus a potential earn-out based upon an agreed formula and each party agreed to waive all rights to indemnification under the original Purchase Agreement. At the same time, the Company and the Shareholders terminated existing employment agreements with the Shareholders and entered into severance arrangements which provide for payments and benefits substantially equivalent to those provided by the former employment agreements. The Company recorded severance charges of $466,000 related to the severance agreements during the first quarter of 2008 since the principal terms of the agreements were negotiated in March 2008. The Company is paying such severance payments over the period ending April 7, 2009. The Company has paid approximately $359,000 of the severance accrual as of December 31, 2008. All costs associated with these transactions were expensed in the period in which they occurred.

          Prior to the purchase of the remaining 20% of Sonoma Foods, the Company had on its books, minority interests of $159,000 attributable to the minority shareholders. The Company purchased the minority interests for $50,000 in cash. The $109,000 difference between the amount on the balance sheet and the cash paid is reported as other income. At December 31, 2008, the Company no longer has minority interests on its books.

     2006 Activities

          On January 12, 2006, the Company, Suekat LLC (“Suekat”) and CIBO Naturals, LLC (“CIBO”), amended their previous agreement for the purchase and sale of limited liability company units: as a result, the Company acquired the remaining 15.5% of CIBO from Suekat in exchange for 300,000 unregistered shares of the Company’s common stock with a market value of $1,186,000. The purchase price was all allocated to goodwill. The shares were later registered as part of the registration statement filed with the SEC on Form S-3 on July 19, 2006.

          On March 31, 2006, the Company purchased an additional 10% interest in Casual Gourmet Foods, Inc. (“Casual”) pursuant to the Company’s January 11, 2005 agreement with Casual and its shareholders. The purchase price for the additional 10% ownership was $1,600 which increased the Company’s ownership of Casual to 70%. The purchase price was all allocated to goodwill. Casual, which produces branded gourmet sausages and other food products, is a Florida corporation.

          On September 29, 2006, the Company, Casual, and the shareholders of Casual entered into an agreement to amend the Purchase Agreement dated January 11, 2005, to accelerate the Third Closing and Final Closing to set the amount of the Third Payment and Final Payment, and to accelerate the purchase by the Company of the remaining 30% of Casual’s outstanding shares for $23,000. A copy of the Amendment to the Stock Purchase Agreement was filed on Form 8-K filed with the SEC on October 5, 2006, and is incorporated here by reference.

     3.  Concentration of Credit Risk

          Financial instruments, which potentially subject the Company to concentration of credit risk, include cash, cash equivalents, and accounts receivable. The Company maintains its cash accounts in Comerica Bank in Fresno, California. The bank cash balances are insured by the Federal Deposit Insurance Corporation up to $250,000. In addition, as of December 31, 2008, approximately 46% of the Company’s accounts receivables are concentrated with two major customers (See Note 11).

     4.  Inventories

          Inventories consisted of the following:

	2008	2007

	(in thousands)

Production – Ingredients	$3,989	$3,266
Production – Finished goods	2,628	3,561
Paper goods and packaging materials	1,072	1,115
Operating supplies	65	76

	7,754	8,018

Allowances for spoils and obsolescence	(1,112)	(153)

	$6,642	$7,865

     5.  Property and Equipment

          Property and equipment consisted of the following:

	2008	2007

	(in thousands)

Leasehold improvements	$9,150	$6,141
Machinery and equipment	21,241	22,699
Computers, office furniture and equipment	1,334	1,420
Vehicles	314	420

	32,039	30,680

Less accumulated depreciation and amortization	(16,979)	(16,692)

	15,060	13,988
Construction in progress	360	292

	$15,420	$14,280

          Construction in progress at December 31, 2008 includes deposits for equipment on order or yet to be installed or in the process of being installed. The Company believes it will cost approximately $100,000 to complete projects that have already been started.

          The Company reported a loss on the disposal of fixed assets for 2008 of $1,987,000. The 2008 disposal of fixed assets relates to the disposal of assets associated with the pizza line. As part of management’s focus on its core business, management determined that it would no longer put efforts toward selling these products and they were removed from the production facility.

          Depreciation expense for 2008, 2007, and 2006 was $2,354,000, $2,300,000, and $2,052,000 respectively.

     6.  Goodwill and Other Intangible Assets

          Goodwill and other intangible assets consisted of (in thousands of dollars):

	Gross goodwill and intangible assets				Net

	Year-end 2006	2007 Additions	Impairments 2007	Year-end 2007	Accumulated Amortization	Carrying Amount

Trademarks and tradenames	$220	$—	$—	$220	$220	$—
Customer lists	5,982	—	—	5,982	2,546	3,436
Other intangibles	2,112	—	—	2,112	978	1,134

Total amortized intangible assets	8,314	—	—	8,314	3,744	4,570

Intangible assets with indefinite lives	1,834	—	(58)	1,776	—	1,776

Total intangible assets	10,148	—	(58)	10,090	3,744	6,346

Goodwill	13,211	—	—	13,211	—	13,211

Total goodwill and intangible assets	$23,359	$—	$(58)	$23,301	$3,744	$19,557

	Gross goodwill and intangible assets				Net

	Year-end 2007	2008 Additions	Impairments 2008	Year-end 2008	Accumulated Amortization	Carrying Amount

Trademarks and tradenames	$220	$—	$—	$220	$220	$—
Customer lists	5,982	—	(495)	5,487	3,055	2,432
Other intangibles	2,112	—	(118)	1,994	1,141	853

Total amortized intangible assets	8,314	—	(613)	7,701	4,416	3,285

Intangible assets with indefinite lives (1)	1,776	—	(501)	1,275	—	1,275

Total intangible assets	10,090	—	(1,114)	8,976	4,416	4,560

Goodwill	13,211	—	(13,211)	—	—	—

Total goodwill and intangible assets	$23,301	$—	$(14,325)	$8,976	$4,416	$4,560

(1) Effective January 1, 2009, these intangible assets will be amortized over 20 years.

          Amortization expense was $672,000, $648,000, and $876,000 for 2008, 2007 and 2006 respectively.

          Following is a table of estimated amortization expense for the next five years:

Year	Estimated Amortization Expense

(In thousands)

2009	$617
2010	617
2011	617
2012	537
2013	437
2014 and thereafter	1,735

Total	$4,560

          Impairment and Restructuring

          As a result of a significant reduction in sales at Sonoma Foods, particularly in March 2008, the Company determined that indicators of impairment existed for the Sonoma Foods intangible assets in the first quarter of 2008. Accordingly, in accordance with SFAS 142 and SFAS 144, the Company applied impairment tests to its intangible assets and goodwill during the first quarter of 2008 for its Sonoma Cheese Products reporting unit. At year end 2008 as part of the Company’s annual impairment testing, management also evaluated its finite lived intangible assets for impairment under SFAS 144 and its indefinite lived intangibles and goodwill for impairment under SFAS 142 for all three of its reporting units. The Company determined its reporting units to be the same as its operating segments. See Note 14. As a result of this testing, the Company recorded a pre-tax, non-cash charge of about $14.325 million during 2008 related to the impairment of intangible assets and goodwill.

          Prior to performing Step 1 of the goodwill impairment testing process for a reporting unit under SFAS 142, if there is reason to believe that other non-goodwill related intangible assets (finite or indefinite lived) may be impaired, these other intangible assets must first be tested for impairment under SFAS 142 or SFAS 144. Assets governed by SFAS 144 require a recoverability test whereby the gross undiscounted cash flows are determined specific to the asset. If the sum of gross undiscounted cash flows for the fixed-life intangible asset exceeds the carrying value of that asset, the test results in no impairment to the asset. If not, then the fair value of the asset must be determined and the impairment is measured by the differential between the fair value and the carrying value. For non-goodwill related indefinite-lived assets, a fair value determination is made. If the carrying value of the asset exceeds the fair value, then impairment occurs. The carrying values of these assets are impaired as necessary to provide the appropriate carrying value for the goodwill impairment calculation.

          Based on the impairment evaluation performed in the first quarter 2008 in relation to the Sonoma Cheese Products intangible assets, the Sonoma Foods covenant not to compete was impaired by $32,000 and indefinite life trade name was impaired by $61,000. Under SFAS 142 the Company then compared the fair value of the Sonoma Cheese reporting unit to its carrying value and recorded goodwill impairment of $1.047 million on its Sonoma Cheese goodwill during the first quarter 2008.

          The SFAS 144 test at year end 2008 indicated that finite lived intangible assets were impaired $581,000 and indefinite life intangible assets were impaired $440,000. This included $445,000 in impairment on the finite lived customer list intangible asset for Sonoma Cheese. The remaining impairment charges totaling $136,000 in finite lived intangible assets and $440,000 in indefinite lived intangible assets represent 100% of all intangibles relating to the Further Processed Protein unit due to the fact that management made the decision to close this product line and no consistent earnings or revenue stream can be forecasted beyond January 2009.

          After considering the results of the intangible asset impairments, under SFAS 142 the Company compared the fair value of each reporting unit to its carrying value and determined that the reporting units were impaired. The Company’s annual goodwill impairment test as noted above fully impaired the Further Processed Protein unit due to its planned closure. The Company determined the fair values of the Gourmet Foods and Sonoma Foods reporting units based on the Income Approach and Market Approach. The Market Approach was influenced by the Company’s market capitalization which was lower than its carrying value at December 31, 2008. The Company’s reporting units failed step one of the annual impairment test and after applying step two of the impairment test, found that goodwill was 100% impaired resulting in an impairment charge of $12,164,000.

          The following table shows some of the key assumptions used in the Income Approach in valuing reporting units:

	Gourmet Foods Segment	Sonoma Foods Segment

Discount rates	20%	22%
Royalty rates	5%	1%
Long-term growth rates	4%	4%

          The impairment evaluations of both goodwill and other intangible assets included reasonable and supportable assumptions and projections and were based on estimates of projected future cash flows, historical performance and current market capitalization. These estimates of future cash flows are based upon management’s experience, historical trends, estimates of future profitability, and economic conditions. Estimates of future profitability and economic conditions require estimating such factors as sales growth, employment rates and the overall economics of the retail food industry for five to ten years in the future, and are therefore subject to variability, are difficult to predict and in certain cases, beyond the Company’s control. The assumptions utilized by management were consistent with those developed in conjunction with the Company’s long-range planning process. If the assumptions and projections underlying these evaluations are not achieved, the amount of the impairment could be adversely affected. Accordingly, there can be no assurance that there will not be additional impairment charges in the future based on future events.

          In addition, as part of the annual review at December 31, 2008, management changed the warranted useful lives of all its indefinite lived assets. Starting January 1, 2009, trademarks and tradenames will be amortized over 20 years. The Company no longer has any intangible assets with indefinite lives. Management also reviewed the useful lives of its other remaining intangible assets and determined that there was no need to change the useful lives of these assets.

          In the fourth quarter of 2007 the Company recorded impairment of $58,000 related to the Sonoma Foods’ tradenames. During the third quarter of 2006 as a result of a significant reduction in sales with the Casual Gourmet Foods brand, the Company determined that indicators of impairment existed for the Casual Gourmet Foods intangible assets and potentially the reporting unit as a whole. Accordingly, the Company applied impairment tests to its intangible assets, including goodwill. As a result of this testing, the Company recorded a pre-tax, non-cash charge of $3.2 million in the third quarter of 2006 related to the impairment of intangible assets associated with the acquisition of Casual Gourmet Foods in January 2005.

          In connection with management’s evaluation of the Sonoma Foods reporting unit, the Company agreed to terminate the employment agreements with the minority shareholders of Sonoma Foods and enter into separate severance agreements. The Company recorded severance charges of $466,000 related to the severance agreements during the first quarter of 2008. The Company is paying such severance payments over the period ending April 7, 2009. The Company has paid approximately $359,000 of the severance accrual as of December 31, 2008.

          The following is a table of severance charges incurred by the Company during 2008, including the above mentioned Sonoma severance charges. These severance charges except for the severance charges related to Sonoma Foods which is included as part of impairment and restructuring, are included in the Company’s Selling and General Administration costs on the Statement of Operations. The Company has included severance charges which occur as part of the normal course of business as part of Selling and General and Administration costs.

Severance costs (in thousands)

Beginning balance as of January 1, 2008	$—
Severance charges	887
Severance payments through December 31, 2008	(667)

Ending balance as of December 31, 2008	$220

     7.  Notes, Loans, and Capitalized Leases Payable

          Notes, loans and capital leases payable consist of (in thousands):

	2008	2007

Notes assumed from Casual Gourmet stock purchase	$—	$15
Interest rate at 0.0% ; payable in monthly payments of $725
Paid off earlier in 2008
Note payable assumed from Sonoma Foods stock purchase	—	29
Payable in monthly payments of $3,857 including interest of 15.88% and 17.6%
Paid off earlier in 2008
Capital leases payable	—	35

Total notes, loans, and capital leases payable	$—	$79

Less current portion of notes, loans, and capital leases payable	—	(50)

Notes, loans, and capital leases payable, less current portion	$—	$29

          Credit Facility

          The Company has a $5.0 million working capital line of credit with Comerica Bank which was not utilized as of December 31, 2008. The Company also has a letter of credit in the amount of $800,000 which is issued in favor of an insurance company to support a self-funded worker’s compensation program and which was reduced to $400,000 as of January 2, 2009. The letter of credit expires January 2, 2010. No additional loans are available to the Company without bank approval. The working capital commitment in place at December 31, 2008 expires June 30, 2009. The interest rate on this entire credit line will be calculated at the bank’s prime lending rate or LIBOR plus 2.75%.

          The terms of the Credit Facility prohibit the payment of cash dividends (except with written approval) on the Company’s capital stock and restrict payments for, among other things, repurchasing shares of Company’s capital stock. Other terms of the Credit Facility limit the Company with respect to, among other things, (i) incurring additional indebtedness, (ii) adversely changing the capital structure, and (iii) acquiring assets other than in the normal course of business, and (iv) meeting certain financial covenants. The Company’s assets are held as collateral for the working capital line of credit. The Company began with the bank’s approval a program to repurchase its own stock which otherwise would have been a violation of the Company’s debt covenants with the bank. As of December 31, 2008, the Company was out of compliance with its Net Tangible Book Value covenant because of the write off of its deferred tax assets. The Company received a waiver of its noncompliance with the Net Tangible Book Value covenant as of December 31, 2008. Subsequently, the Company negotiated a revised covenant for the future where it would have been in compliance as of December 31, 2008.

          Employment Contracts

          On September 5, 2006, the Board of Directors of the Company appointed Eric Eddings as President and Chief Executive Officer of Monterey Gourmet Foods. As part of the employment contract with Mr. Eddings, the Company pays Mr. Eddings a base salary and Mr. Eddings is eligible for an annual cash bonus based on performance and achieving certain goals. In addition, Mr. Eddings receives incentive stock option to purchase shares of the Company’s common stock, to be vested and exercisable in installments over three years. As part of the agreement, if Mr. Eddings is terminated by the Board of Directors without cause, Mr. Eddings will be eligible for severance compensation equal to twelve months of his then applicable base annual salary.

     8.  Operating Leases

          The Company currently leases production, warehouse and corporate office space as well as certain equipment in Monterey County, California under both month-to-month and non-cancelable operating lease agreements, expiring at various times through 2018. The terms of the leases generally require the Company to pay common area maintenance, taxes, insurance, and certain other costs. All building leases have renewal options (see Item 2 “Properties” on page 12) and all include cost of living adjustments. The Company records rent expense on a straight-line basis over the lease term.

          Future minimum annual lease payments due under non-cancelable operating leases with terms of more than one year are as follows (in thousands):

Year	Lease Amount

2009	$1,649
2010	1,674
2011	1,702
2012	1,485
2013	1,201
2014 and Thereafter	3,311

$11,022

          Gross rent expense under the leases for 2008, 2007, and 2006 was $2,019,000, $1,515,000, and $1,338,000 respectively. The Company’s three production facilities are leased. The Company leases approximately 130,000 square feet at two locations in Salinas, California. The current production facilities/headquarters lease expires in October 2014. The lease for the distribution center and storage facilities expires in May 2012.

          The Company acquired a lease for the 19,000 square foot production facility and offices in Eugene, Oregon, as part of its acquisition of Emerald Valley. The lease expires December 31, 2012, with two five-year renewal options. The Company signed a new 10 year lease in Kent, Washington for 93,306 square feet for occupancy starting March 1, 2008 and started processing on December 1, 2008; the lease expires on February 28, 2018.

     9.  Stockholders’ Equity

          Preferred Stock

          The Company has 1,000,000 Preferred Shares at $.001 par value authorized; however none are issued.

          Common Stock

          Employee and director options representing 20,000, 20,750, and 308,709 shares of common stock were exercised for proceeds of $24,000, $40,000, and $894,000 in 2008, 2007 and 2006, respectively.

          Employee stock purchase plan shares representing 14,366, 8,579, and 10,900 shares of common stock were issued for proceeds of $26,000, $26,000, and $32,000 in 2008, 2007 and 2006, respectively.

          On December 10, 2007 the Company’s Board of Directors authorized a stock repurchase program whereby up to 750,000 shares of the Company’s Common Stock may be repurchased. In authorizing the repurchase program, the Board of Directors’ expressed its continued confidence in the Company’s near-term and long-term financial and operating performance and its commitment to enhancing shareholder value. The duration of the repurchase program is open-ended.  Under the program, the Company is able to purchase shares of common stock through open market transactions at prices deemed appropriate by management. The timing and amount of repurchase transactions under this program depend on market conditions and corporate and regulatory considerations.  The program was suspended indefinitely by the Board of Directors on June 26, 2008. As of December 31, 2008, the Company had repurchased 624,871 shares of the Company’s common stock at an average price of $2.86 per share.

          Also in 2007, 20,000 shares of unregistered common stock valued at $77,000 were issued to a culinary consultant as a onetime payment for his work.

          On January 12, 2006, the Company, Suekat LLC (“Suekat”) and CIBO Naturals, LLC (“CIBO”), amended their previous agreement for the purchase and sale of limited liability company units. As a result, the Company acquired the remaining 15.5% of CIBO from Suekat in exchange for 300,000 unregistered shares of the Company’s common stock with a market value of $1,186,000.

          On June 28, 2006 the Company announced the completion of a private placement of 2,174,000 shares of Monterey Gourmet Foods common stock at a price of $5.75 per share for net proceeds of $11.6 million. In addition, the Company issued fully vested warrants to investors to purchase a total 652,200 shares of common stock of the Company at an exercise price of $7.50 per share. Part of the proceeds was used to pay down the Company’s bank debt. Monterey Gourmet Foods filed a registration statement with the SEC to register the resale of the shares of common stock issued in the private placement, as well as the shares of common stock issuable upon the exercise of the warrants issued in the private placement. The registration statement was declared effective by the SEC on August 4, 2006. Stock offering costs of $868,000 have been reflected as a reduction of the gross proceeds received.

          Employee Stock Purchase Plan

          In October 1994, the Company’s Board of Directors adopted a qualified employee stock purchase plan. Under the purchase plan, eligible employees (those who have completed one year of continuous employment with the Company) may purchase shares of the Company’s common stock through payroll deductions not to exceed 10% of gross wages. The Company has reserved 200,000 shares of its common stock for issuance under the purchase plan, which remains in effect until terminated by the Company’s Board of Directors, or until all of the shares reserved for under the purchase plan have been issued. Unless the Board has otherwise provided a higher amount prior to the commencement of an offering period, the offering exercise price for each purchase period is 85% of the lesser of (a) the fair market value of the shares on the offering date of such offering period or (b) the fair market value of the shares on the given purchase date. There were 14,366 shares, 8,597 shares, and 10,900 shares, of common stock issued under the plan in 2008, 2007, and 2006 respectively. At December 31, 2008, there were 104,671 shares remaining available for purchase under the plan.

          Shareholder Protection Rights Plan

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

          Income per Share Calculation

          The Company has reported its earnings/ (loss) in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 128, “Earnings per Share.” Basic net income/ (loss) per common share is based on the weighted average number of shares outstanding during the period. Diluted net income/ (loss) per common share is based on the weighted average number of shares outstanding during the period, including common stock equivalents. The reconciliation of the share denominator used in the basic and diluted net income per share computations is as follows:

	2008	2007	2006

Weighted average common shares outstanding used in basic net income per share computation	16,848,636	17,329,365	16,100,250

Dilutive effect of common stock equivalents, using the treasury stock method	—	105,836	—

Shares used in dilutive net income per share computation	16,848,636	17,435,201	16,100,250

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

          Outstanding options to purchase 2,056,501, 1,031,982, and 1,687,435 shares of common stock for 2008, 2007, and 2006, respectively were excluded from the computation of diluted earnings per share because they were anti-dilutive.

     Stock-Based Compensation Expense

          The Company accounts for stock option grants in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values.

          Stock-based compensation expense recognized in the Consolidated Statements of Operations for the year ended December 31, 2008, December 31, 2007 and December 31, 2006 is based on awards ultimately expected to vest and has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

          The determination of fair value of share-based payment awards to employees and directors on the date of grant using the Black-Scholes model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. For grants issued between January 1, 2000 and June 30, 2007, management estimated expected term using the simplified method provided in Staff Accounting Bulletin No. 107 (SAB 107). For grants issued after July 1, 2007, management estimated expected term based on 18 years of exercise history. Management has used six years of historical data to estimate forfeitures. The risk-free rate is based on U.S. Treasury rates in effect during the corresponding period of grant. The expected volatility is based on the historical volatility of the Company’s stock price.

          Stock-based compensation expense recognized under SFAS 123(R) for employees, directors, and outside consultants is as follows:

	2008	2007	2006

Stock based compensation expense:
Recorded in cost of sales	$55,000	$150,000	$55,000
Recorded in selling, general and administrative	308,000	450,000	461,000

Total stock based compensation	$363,000	$600,000	$516,000

Estimated fair value of options granted to employees and directors	$326,000	$523,000	$1,005,000

     The main reason for the decrease in stock-based compensation in 2008 compared to 2007 is because of the decrease in the Company’s stock price.

     Assumptions used to value the options were as follows:

	2008	2007	2006

Dividend yield	—	—	—

Volatility	43.2%	41.4%	52.3%

Risk-free interest rates	2.17%	4.73%	4.75%

Expected lives in years	5.20	5.94	6

Forfeiture rate	14.7%	13.5%	7.0%

          Warrants

          On June 28, 2006 the Company announced the completion of a private placement of 2,174,000 shares of Monterey Gourmet Foods common stock. In connection with this private placement the Company also issued warrants for 652,200 shares of common stock with a conversion price of $7.50 per share. The warrants remain exercisable for a period of five years from June 28, 2006 and will expire on June 28, 2011. The warrants are subject to call at the option of the Company after 18 months, if among other things, the registration statement filed by the Company to register the resale of the shares (including the warrant shares) issued in the June 28, 2006 private placement is effective and the volume weighted average trading price of the Company’s common stock is $15 or higher for 20 consecutive trading days. The warrants meet the requirements of and are being accounted for as equity in accordance with EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to or Potentially Settled in a Company’s Own Stock.” All of the 2,174,000 warrants remain outstanding as of December 31, 2008.

          Stock Options

          The Company’s 2002 Stock Option Plan, originally established in 1993 (the “Plan”), provides for the granting of incentive stock options or non-qualified stock options to eligible employees, consultants and outside directors. The Company initially reserved 1,200,000 shares of its common stock for issuance under the Plan and in subsequent years increased the total shares reserved to 4,240,000. The Plan provides that the option price shall not be less than the fair market value of the shares on the date of grant. Options generally vest over a period of one to three years and may be exercised for a period of up to ten years. During 2001, the Company issued additional options to purchase up to 155,200 shares outside of the Plan (the “Nonstatutory Plan”). The Plan expires April 30, 2012. As of December 31, 2008, the Company had 992,222 shares available for new grants under the Plan, and 139,000 shares available for new grants under the Nonstatutory Plan.

          The following table summarizes option activity:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

	2006

Outstanding at beginning of year	1,807,194	$4.24
Granted	470,000	4.42
Exercised	(308,709)	2.90
Canceled or expired	(281,050)	4.40

Outstanding at end of year	1,687,435	$4.51	6.34	$919,978

Vested/expected to vest at end of year	1,644,161	$4.51	6.34	$905,959

Options exercisable at year end	1,269,855	$4.51	5.31	$772,266

	2007

Outstanding at beginning of year	1,687,435	$4.51
Granted	258,600	4.30
Exercised	(20,750)	1.92
Canceled or expired	(151,249)	4.28

Outstanding at end of year	1,774,036	$4.53	5.47	$72,891

Vested/expected to vest at end of year	1,665,571	$4.53	5.25	$72,891

Options exercisable at year end	1,383,111	$4.53	4.50	$72,891

	2008

Outstanding at beginning of year	1,774,036	$4.53
Granted	442,916	1.81
Exercised	(20,000)	1.19
Canceled or expired	(140,451)	4.68

Outstanding at end of year	2,056,501	$3.96	5.55	$—

Vested/expected to vest at end of year	1,943,030	$4.07	5.32	$—

Options exercisable at year end	1,471,445	$4.50	4.10	$—

          The aggregate intrinsic value for 2008 in the preceding table represents the total intrinsic value based on the closing stock price of $1.06 as of December 31, 2008, which would have been received by the option holders had all option holders exercised as of that date. The aggregate intrinsic value of options exercised during the calendar year 2008, 2007 and 2006 was $26,000, $42,000 and $872,000, respectively.

          The weighted average grant-date fair value of options granted was $0.74, $2.02, and $2.14 for the years ended December 31, 2008, 2007, and 2006.

          The following table shows information for options outstanding and options exercisable as of December 31, 2008:

		OPTIONS OUTSTANDING				OPTIONS EXERCISABLE

Range of Exercise Prices		Number Outstanding As of 12/31/08	Weighted Average Remaining Contractual life		Weighted Average Exercise Price	Number Exercisable As of 12/31/08	Weighted Average Exercise Price

$1.12	$1.12	260,000	9.93	Years	$1.12	0	$—
$1.70	$3.02	240,701	6.80	Years	$2.75	90,701	$2.40
$3.16	$3.36	221,450	4.04	Years	$3.31	221,450	$3.31
$3.39	$3.71	221,100	4.30	Years	$3.49	212,701	$3.49
$3.76	$3.89	301,000	5.76	Years	$3.84	249,334	$3.83
$3.90	$4.30	230,500	4.78	Years	$4.06	193,836	$4.01
$4.43	$6.03	219,750	4.91	Years	$5.18	166,420	$5.43
$6.05	$6.85	206,500	3.08	Years	$6.47	206,500	$6.47
$6.89	$8.70	154,500	5.13	Years	$7.24	129,503	$7.26
$9.25	$9.25	1,000	3.28	Years	$9.25	1,000	$9.25

$1.12	$9.25	2,056,501	5.55	Years	$3.96	1,471,445	$4.50

          The following table provides information about our common stock that may be issued upon the exercise of options, warrants or rights under all of our existing equity compensation plans as of December 31, 2008, including the Monterey Gourmet Foods 2002 Stock Option Plan and the Monterey Gourmet Foods 2001 Nonstatutory Stock Option Plan.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	2,015,501	(1)	$3.91	992,222
Equity compensation plans not approved by security holders	41,000	(2)	$6.55	139,000

Total	2,056,501		$3.96	1,131,222

(1)	Issued under the Monterey Gourmet Foods 2002 Stock Option Plan.

(2)	Issued to Company employees under the Monterey Gourmet Foods 2001 Nonstatutory Stock Option Plan.

     10.     Income Taxes

          The Company’s income tax benefit (provision) consists of (in thousands):

	2008	2007	2006

Current:

Federal	$15	$176	$(2)
State	(11)	(17)	(11)

Total	4	159	(13)

Deferred:

Federal	(3,113)	(613)	(375)
State	(242)	(146)	93

Total	(3,355)	(759)	(282)

Net tax benefit (expense)	$(3,351)	$(600)	$(295)

          Reconciliation between the Company’s effective tax rate and U.S. Federal income tax rate on loss from continuing operations follows:

	2008	2007	2006

Federal statutory rate	34.0%	34.0%	(34.0)%

State income taxes, net of effect on federal income taxes	(1.3)%	6.9%	(3.0)%

Federal and State valuation allowances	(45.9)%	(22.3)%	44.0%

Expenses not deductible	(4.2)%	7.7%	4.0%

Effective income tax rate	(17.4)%	26.3%	11.0%

          The valuation allowance for 2008, 2007, and 2006 was increased (reduced) by $9,987,000, ($625,000), and $1,222,000 respectively. During 2008, the valuation allowance increased due to the Company’s historical losses which reduced the likelihood of utilization of its NOLs and other deferred tax assets in the foreseeable future. This assessment was largely based upon the Company’s past performance which impacts future projections of income.

          Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	2008	2007

	(in thousands)

Deferred tax assets:
Federal NOLs and tax credit carryovers	$6,214	$5,584
Depreciation and Amortization	2,944	—
Stock based compensation	297	—
Allowances against receivables and other	1,379	1,120

	10,834	6,704
Less valuation allowance	(10,834)	(847)

Total deferred tax assets:	—	5,857

Deferred tax liabilities:
Accumulated depreciation and amortization	—	(2,508)

Net deferred tax assets	$—	$3,349

          The Company elected to track the portion of its federal and state net operating loss carry forwards attributable to stock option benefits, in a separate memo account pursuant to SFAS No. 123(R). Therefore, these amounts are no longer included in gross or net deferred tax assets. Pursuant to SFAS No. 123(R), footnote 82, the benefit of these net operating loss carry forwards will only be recorded to equity when they reduce cash taxes payable.

          While the Company does not expect any impact to the effective tax rate for US non-qualified stock option or restricted stock expense due to the adoption of SFAS No. 123(R), the effective tax rate may be negatively impacted by incentive stock option expense that may not be deductible for tax. Also, SFAS No. 123(R) requires that the tax benefit of stock option deductions relating to Incentive Stock Options (ISO’s) be recorded in the period of disqualifying disposition. This could result in fluctuations in the Company’s effective tax rate between accounting periods.

          As of December 31, 2008, the Company had federal NOLs totaling $16.1 million, which expire in varying amounts beginning in 2012. Should more than a 50% change in Company ownership occur within a three-year period, utilization of these losses to reduce future taxable income would be further limited. Federal deferred tax credits include a minimum tax credit of $237,000 and a targeted jobs credit of $22,000. The targeted jobs credit will expire in 2020 and the minimum tax credit will not expire. State deferred tax assets include approximately $231,000 in California Manufacturing Tax Credits available to offset future California income taxes, expiring in varying amounts through 2013. In addition, the Company has some California minimum tax credits of immaterial amount which will not expire.

          The Company realizes tax benefits as a result of non-qualified stock options and the exercise and subsequent early resale of certain incentive stock options (disqualifying disposition). For financial reporting purposes, any reduction in income tax obligations as a result of these tax benefits is credited to additional paid in capital. For the years, 2008, 2007, and 2006, tax benefits of disqualifying dispositions totaling $0, $0, and $2,000 were credited to stockholders’ equity.

          The Company adopted the provisions of FASB Interpretation No. 48 “Accounting for Uncertainty of Income Taxes – An Interpretation of FASB Statement No. 109” (“FIN 48”) on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“FAS 109”). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. The total amount of unrecognized tax benefits as of the date of adoption was not material. As a result of the implementation of FIN 48, the Company recorded no increase in the liability for unrecognized tax benefits and the balance of unrecognized tax benefits was zero at December 31, 2008 and at December 31, 2007. The Company is subject to taxation in the United States and various state jurisdictions. There are no ongoing examinations by taxing authorities at this time. The Company’s various tax years starting 2002 to 2008 remain open in various taxing jurisdictions.

     11.     Significant Customers

          Costco and Sam’s Club (including Wal-Mart Supercenters) stores each accounted for percentages of total net revenues as follows:

	2008	2007	2006

Costco	55%	48%	48%

Sam’s Club Stores	12%	17%	17%

          At December 31, 2008 and December 31, 2007, Costco and Sam’s Club stores accounted for the following concentration of accounts receivable:

	2008	2007

Costco	39%	50%

Sam’s Club Stores	7%	7%

          The Company currently sells its products to eight separate U.S. Costco regions, Mexico and Canada which make purchasing decisions independently of one another. On a regular basis, these regions re-evaluate the products carried in their stores. There can be no assurance that these Costco regions will continue to offer the Company’s products in the future or continue to allocate the Company the same amount of shelf space. Purchasing decisions for Sam’s Club stores, the Company’s second largest customer, are made at their respective head offices with input from the stores. The Company is in the eleventh year of its relationship with Sam’s Club. There can be no assurance that Sam’s Club will continue to carry the Company’s products. Currently, the loss of either Costco or Sam’s Club or the significant reduction in sales to either of these customers would materially adversely affect the Company’s business operations.

          No other single customer accounted for more than 10% of revenues or accounts receivable during 2008 and 2007.

          The Company operates in the refrigerated specialty foods segment. During 2008, 2007 and 2006 net revenues to foreign customers represented 2.1%, 0.8%, and 1.4% of total net revenues, with Canada and Mexico accounting for the majority of those sales, and the remainder going to Asia Pacific. Most of the foreign sales are invoiced in US dollars.

     12.     Litigation and Contingencies

          The Company is involved in various claims arising in the ordinary course of business. While management currently believes that the chances these claims against the Company, individually or in aggregate, will have a material adverse impact on its financial position, results of operations or statement of cash flows is remote, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future. Were an unfavorable final outcome to occur, there exists the possibility of a material adverse impact on the Company’s financial position, results of operations or statement of cash flows.

     13.     Employee Benefit Plan

          In 1996, the Company instituted a 401(k) Plan covering substantially all full-time employees with six months of service. Under the Plan, employees may elect to defer up to 15% of compensation (subject to certain limitations). Beginning in January 2003 the Company adopted a Safe Harbor Plan and currently matches employee contributions up to 4% of compensation. In addition, the Company may make an annual discretionary profit-sharing contribution. Employee contributions, Company matching contributions and related earnings are always 100% vested. The Company offers its employees multiple investment options with varying degrees of risk. The Company also provides its employees with outside investment advice annually. Company profit-sharing contributions and related earnings vest 20% a year, with 100% vesting after five years of service. During 2008, 2007, and 2006 the Company’s expense for matching contributions was $264,000, $277,000, and $270,000 respectively; there were no discretionary profit-sharing contributions for 2008, 2007, or 2006. In January 2009, the Company announced that it was suspending its matching contribution until economic times improve.

     14.     Segment Reporting

          Through 2007, based upon definitions contained within SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, management operated the Company as one segment due to the lack of discrete financial information reviewed by Eric Eddings, our Chief Operating Decision Maker.  In addition, virtually all revenues are in the United States, and all of the long-lived assets are located within the United States.

          On March 20, 2008, management reviewed the low margins and dwindling revenues being generated from the Sonoma Cheese products and determined, among other strategic actions, to dedicate sales resources specifically to Sonoma Cheese products, and to buy out the minority interest and the employment contracts of the minority shareholders. In order to make this decision, management reviewed discrete financial information for the Sonoma Cheese Products. As a result, management concluded that Sonoma Foods constituted an operating segment and reporting unit and therefore, the Company started reporting Sonoma Cheese products as a separate reporting segment.

          During the December 4, 2008, meeting of the Board of Directors, the Board agreed with management to look for a buyer for the further processed protein products sold under the Casual Gourmet Brand. In addition, management reviewed with the Company’s Board discrete financial information for the further processed protein products currently being sold under the Casual Gourmet Brand. The Board agreed with management to separate out these products for future Board meetings as these products were no longer considered a “core competency”. The Board also agreed with management to sell this segment and if this segment could not be sold, then management would by year end proceed to wind down and close all operations associated with this segment. As a result, certain trademark rights were transferred to the parent company from Casual Gourmet Foods, Inc. and procedures to dissolve Casual Gourmet voluntarily were commenced. The Company was still obligated to fulfill further processed protein product orders through the end of January 2009 and did not fully abandon all assets relating to the further processed protein products by the end of December 31, 2008.

          Accordingly, for the calendar year 2008, we are operating in three segments, Gourmet Food Products, Sonoma Cheese Products and Further Processed Protein Products. We use operating income as the profit measure for our reporting segments.

Gourmet Foods Products: These products are developed from sophisticated recipes designed to enhance the eating experience. These products include ravioli, tortelloni, borsellini, pasta sauces, dips, hummus, salsa and other like products. The products are sold in various forms, flavors and sizes, are marketed to domestic food retailers, and are mostly produced in one of our three plant locations at Salinas, California, Kent, Washington, or Eugene, Oregon.

Sonoma Cheese Products: Packaged cheese operations include all products sold under the Sonoma Cheese brand. These products are co-packed by cheese producers mostly in California, are sold to consumers as slices, shredded, and six or eight ounce blocks of cheese, and are marketed to domestic food retailers.

Further Processed Protein Products: These products are developed from recipes designed to use high quality chicken to make sausages and meatballs. The products are sold in various flavors and sizes, are manufactured on our behalf by other manufactures to our specifications, and are marketed to domestic food retailers.

	2008	2007	2006

Net revenues
Gourmet Foods Products	$84,947	$86,564	$79,268
Sonoma Cheese Products	6,189	8,265	10,761
Further Processed Protein Products	6,052	5,698	4,268

Total net revenues	$97,188	$100,527	$94,297

	2008	2007	2006

Gross profit
Gourmet Foods Products	$22,104	$24,534	$22,738
Sonoma Cheese Products	317	1,395	3,637
Further Processed Protein	1,756	1,590	1,064

Total gross profit	$24,177	$27,519	$27,439

	2008	2007	2006

Depreciation and amortization
Gourmet Foods Products	$2,812	$2,713	$2,420
Sonoma Cheese Products	149	151	149
Further Processed Protein	65	84	357

Total depreciation and amortization	$3,026	$2,948	$2,926

	2008	2007	2006

Impairment and restructuring
Gourmet Foods Products	$9,372	$—	$—
Sonoma Cheese Products	2,708	58	—
Further Processed Protein	2,711	—	3,160

Total impairment and restructuring	$14,791	$58	$3,160

	2008	2007	2006

Operating Income (Loss):
Gourmet Foods Products	$(11,970)	$3,906	$819
Sonoma Cheese Products	(4,247)	(1,019)	1,068
Further Processed Protein	(3,181)	(780)	(4,349)

Total Operating Income (Loss)	$(19,398)	$2,107	$(2,462)

	2008	2007

Assets
Gourmet Foods Products	$33,883	$50,679
Sonoma Cheese Products	1,522	5,967
Further Processed Protein	150	3,860

Total Assets	$35,555	$60,506

     15.     Quarterly Information (unaudited)

          The summarized quarterly financial data presented below reflect all adjustments which, in the opinion of management, are of a normal and recurring nature necessary to present fairly the results of operations for the periods presented (in thousands of dollars).

Year Ended 2007	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	2007

Net revenue	$24,715	$24,529	$24,458	$26,825	$100,527

Gross profit	6,931	6,739	6,623	7,226	27,519

Operating income	467	734	413	493	2,107

Net income	298	464	279	641	1,682

Primary earnings per common share	$0.02	$0.03	$0.02	$0.04	$0.10

Diluted earnings per common share	$0.02	$0.03	$0.02	$0.04	$0.10

Year Ended 2008	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	2008

Net revenue	$25,623	$23,909	$23,190	$24,466	$97,188

Gross profit	6,189	6,919	5,854	5,215	24,177

Operating income (loss)	(2,377)	514	(539)	(16,996)	(19,398)

Net loss	(1,531)	(173)	(524)	(20,321)	(22,549)

Primary loss per common share	$(0.09)	$(0.01)	$(0.03)	$(1.21)	$(1.34)

Diluted loss per common share	$(0.09)	$(0.01)	$(0.03)	$(1.21)	$(1.34)

SCHEDULE II
MONTEREY PASTA COMPANY
VALUATION AND QUALIFYING ACCOUNTS
(in ‘000s)

	Balance, Beginning of 2006	Additions - Charged to Costs and Expense	Deductions - Write-offs Charged to Reserves	Balance, End of 2006

Allowances against receivables --
Spoils, returns, adjustments and bad debts	$992	$4,876	$5,146	$722

Inventory reserves --
Spoils and obsolescence	$123	$629	$479	$273

	Balance, Beginning of 2007	Additions - Charged to Costs and Expense	Deductions - Write-offs Charged to Reserves	Balance, End of 2007

Allowances against receivables --
Spoils, returns, adjustments and bad debts	$722	$4,870	$4,611	$981

Inventory reserves --
Spoils and obsolescence	$273	$213	$333	$153

	Balance, Beginning of 2008	Additions - Charged to Costs and Expense	Deductions - Write-offs Charged to Reserves	Balance, End of 2008

Allowances against receivables --
Spoils, returns, adjustments and bad debts	$981	$6,807	$6,926	$862

Inventory reserves --
Spoils and obsolescence	$153	$1,470	$511	$1,112

SIGNATURES

          Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of San Francisco, State of California, on the 24th day of March, 2009

MONTEREY GOURMET FOODS

By:	/s/ ERIC C. EDDINGS

Eric C. Eddings
President and Chief Executive Officer

By:	/s/ SCOTT S. WHEELER

Scott S. Wheeler
Chief Financial Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated and on the dates indicated.

Name	Title	Date

/s/ ERIC C. EDDINGS	Chief Executive Officer, President, and Director	March 24, 2009

Eric C. Eddings

/s/ VAN TUNSTALL	Chairman of the Board	March 24, 2009

Van Tunstall

/s/ CHARLES B. BONNER	Director	March 24, 2009

Charles B. Bonner

/s/ VIJI SAMPATH	Director	March 24, 2009

Viji Sampath

/s/ TAMMY G. KATZ	Director	March 24, 2009

Tammy G. Katz

/s/ JOHN H. McGARVEY	Director	March 24, 2009

John H. McGarvey

/s/ WALTER L. HENNING	Director	March 24, 2009

Walter L. Henning

/s/ MARK C. FRANDSEN	Director	March 24, 2009

Mark Frandsen

/s/ SCOTT S. WHEELER	Chief Financial Officer Corporate Secretary and Director	March 24, 2009

Scott S. Wheeler

Index to Exhibits

(Unless otherwise indicated, all exhibits incorporated by reference are filed under SEC file number 001-11177.)

3.1

Certificate of Incorporation dated August 1, 1996 (incorporated by reference from Exhibit B to the Company’s Definitive Proxy Statement for its August 1, 1996 Special Meeting of Shareholders filed June 27, 1996)

3.2

Amendments of Articles I and IV of Delaware Certificate of Incorporation (incorporated by reference from Exhibits 3 and 4 to the Company’s Definitive Proxy Statement for its 2004 Annual Meeting of Shareholders filed June 21, 2004)

3.3

Certificate of Designation of Series A Junior Participating Preferred Stock. (Incorporated by reference from Exhibit 3.3 filed with the Company’s Form 10-Q for the quarter ended June 30, 2008 filed with the Commission)

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

4.3

Shareholder Protection Rights Agreement between the Company and Corporate Stock Transfer dated July 1, 2008 (incorporated by reference from Exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed July 2, 2008)

10.1*	2002 Stock Option Plan, as amended Incorporated by reference from Exhibit 10.1 filed with the Company’s Form 10-Q for the quarter ended June 30, 2008 filed with the Commission.

10.2*	1995 Employee Stock Purchase Plan (incorporated by reference from Exhibit 10.15 to the Company’s Form 10-K for the fiscal year ended January 1, 1995

10.3

Monterey County Production Facility Lease of the Company, as amended (incorporated by reference from Exhibit 10.03 to the Company’s Registration Statement on Form SB-2 filed with the Commission (the “SB-2) on August 29, 1993)

10.4

Amendment No. 1 dated February 1, 1995 and Amendment No. 2 dated March 1, 1995 to Monterey County Production Facility Lease of the Company (incorporated by reference from Exhibit 10.6 filed with the Company’s Form 10-K for the fiscal year ended December 31, 1995) filed April 1, 1996(the “1995 Form 10-K”)

10.5

Amendment No. 3 dated September 12, 1997, and Amendment No. 4 dated February 6, 1998 to Monterey County Production Facility Lease of the Company (incorporated by reference from Exhibit 10.5 filed with the Company’s September 27, 1998 Quarterly Report on Form 10-Q filed November 4, 1998 (“1998 Q3 10-Q”))

10.6

Trademark Registration—MONTEREY PASTA COMPANY and Design, under Registration No. 1,953,489, registered on January 30, 1996 with the U.S. Patent and Trademark Office (incorporated by reference from Exhibit 10.27 to the 1995 Form 10-K)

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

10.19	Amendment to Stock Purchase agreement dated April 18, 2008. (Incorporated by reference from Exhibit 10.1 to the Company’s current Report on Form 8-K filed April 24, 2008)

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

10.23*

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