Form 10-Q
period 2009-03-31
MONTEREY GOURMET FOODS
filed 2009-05-11
CIK 913032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2009.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐

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
Yes ☒ No ☐

At May 12, 2009, 16,781,700 shares of common stock, $.001 par value, of the registrant were outstanding.

MONTEREY GOURMET FOODS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MONTEREY GOURMET FOODS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	March 31, 2009	December 31, 2008

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,881	$2,151
Accounts receivable less allowances of $1,090 and $862	5,371	5,725
Inventories	6,896	6,642
Prepaid expenses and other	901	808

Total current assets	17,049	15,326

Property and equipment, net	15,021	15,420
Deposits and other	192	249
Intangible assets, net	4,405	4,560

Total assets	$36,667	$35,555

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,721	$4,316
Accrued payroll and related benefits	1,384	1,057
Accrued and other current liabilities	835	1,279

Total current liabilities	6,940	6,652

Other long-term liabilities	237	217

Stockholders’ equity:
Preferred stock, $.001 par value, 1,000,000 shares authorized, none outstanding	—	—
Common stock, $.001 par value, 50,000,000 shares authorized, 17,406,571 and 17,391,342 issued and 16,781,700 and 16,766,471 outstanding	17	17
Additional paid-in capital	60,932	60,875
Treasury stock 624,871 and 624,871 shares, respectively, at cost	(1,789)	(1,789)
Accumulated deficit	(29,670)	(30,417)

Total stockholders’ equity	29,490	28,686

Total liabilities and stockholders’ equity	$36,667	$35,555

The accompanying notes are an integral part of these consolidated financial statements.

MONTEREY GOURMET FOODS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands except earnings per share numbers and share totals)

	Three Months Ended
	March 31, 2009	March 31, 2008

Net revenues	$20,975	$23,956
Cost of sales	15,125	18,256

Gross profit	5,850	5,700

Selling, general and administrative expenses	5,057	6,305

Impairment and restructuring	—	1,606

Operating income (loss)	793	(2,211)

Other income, net	11	8

Interest income, net	1	26

Income (loss) before income taxes	805	(2,177)
Income tax benefit (provision)	(32)	754

Net income (loss) from continuing operations	773	(1,423)

Loss from discontinued operations, net of tax	(26)	(108)

Net income (loss)	$747	$(1,531)

Basic income (loss) per share
Income (loss) from continuing operations	$0.05	$(0.08)
Net income (loss)	$0.04	$(0.09)

Diluted income (loss) per share
Income (loss) from continuing operations	$0.05	$(0.08)
Net income (loss)	$0.04	$(0.09)

Weighted average primary shares outstanding	16,776,285	17,030,993
Weighted average diluted shares outstanding	16,776,285	17,030,993

The accompanying notes are an integral part of these consolidated financial statements.

MONTEREY GOURMET FOODS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands of dollars)

	Three Months Ended

	March 31, 2009	March 31, 2008

Cash flows from operating activities:
Net income (loss)	$747	$(1,531)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred income taxes	—	(812)
Depreciation and amortization	773	760
Impairment and restructuring	—	1,606
Provisions for inventory	—	504
Stock-based compensation	48	87
Loss on disposition of assets	—	9
Changes in assets and liabilities:
Accounts receivable	354	707
Inventories	(254)	501
Prepaid expenses	(93)	(66)
Deposits and other	57	(39)
Accounts payable	405	(2,106)
Accrued liabilities	(98)	249

Net cash provided by (used in) operating activities	1,939	(131)

Cash flows from investing activities:
Purchase of property and equipment	(219)	(283)
Proceeds from sale of property and equipment	—	15

Net cash used in investing activities	(219)	(268)

Cash flows from financing activities:
Repayment of debt	—	(44)
Repayment of capital lease obligations	—	(35)
Purchase of treasury stock	—	(897)
Proceeds from issuance of common stock	10	26

Net cash provided by (used in) financing activities	10	(950)

Net increase (decrease) in cash and cash equivalents	1,730	(1,349)

Cash and cash equivalents, beginning of period	2,151	5,541

Cash and cash equivalents, end of period	$3,881	$4,192

	March 31, 2009	March 31, 2008

Cash payments:
Interest	$—	$2
Income Taxes	$7	$60

The accompanying notes are an integral part of these consolidated financial statements.

MONTEREY GOURMET FOODS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

          The consolidated financial statements have been prepared by us (“Monterey Gourmet Foods, Inc.”, or the “Company”) and are unaudited. The financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not necessarily include all information and footnotes required by generally accepted accounting principles, and should be read in conjunction with our 2008 Annual Report on Form 10-K. In our opinion, the financial information includes all normal and recurring adjustments that we considers necessary to present fairly our consolidated financial position, results of operations and cash flows as of March 31, 2009. A description of our accounting policies and other financial information is included in our audited consolidated financial statements as filed with the Securities and Exchange Commission (“SEC”) in our Form 10-K for the year ended December 31, 2008. The consolidated results of operations for the interim quarterly periods are not necessarily indicative of the results expected for the full year.

          Certain reclassifications have been made to 2008 balances to conform to 2009 presentation.

2.	Impairment, Restructuring, Goodwill and Intangible Assets

          No impairment or restructuring occurred during the first quarter of 2009.

          As a result of a significant reduction in sales at Sonoma Foods, particularly in March 2008, the Company determined that indicators of impairment existed for the Sonoma Foods intangible assets. As a result of this testing and in accordance with SFAS No. 142, the Company recorded a pre-tax, non-cash charge of approximately $1.1 million in the first quarter of 2008 related to the impairment of intangible assets and goodwill associated with the acquisition of Sonoma Foods. In connection with management’s evaluation of the Sonoma Foods reporting unit, the Company agreed to terminate the employment agreements with the minority shareholders of Sonoma Foods and enter into separate severance agreements. The Company recorded severance charges of $466,000 related to the severance agreements during the first quarter of 2008. No payments were made under those agreements as of March 31, 2008.

          Goodwill and other intangible assets consist of (in thousands):

	Gross goodwill and intangible assets		Year-end 2008	Net Accumulated Amortization	Carrying Amount

	Year-end 2007	Impairments 2008

Trademarks and tradenames	$220	$—	$220	$220	$—
Customer lists	5,982	(495)	5,487	3,055	2,432
Other intangibles	2,112	(118)	1,994	1,141	853

Total amortized intangible assets	8,314	(613)	7,701	4,416	3,285

Intangible assets with indefinite lives (1)	1,776	(501)	1,275	—	1,275

Total intangible assets	10,090	(1,114)	8,976	4,416	4,560

Goodwill	13,211	(13,211)	—	—	—

Total goodwill and intangible assets	$23,301	$(14,325)	$8,976	$4,416	$4,560

(1) Effective January 1, 2009, these intangible assets (mostly tradenames and trademarks) are amortized over 20 years.

	March 31, 2009

	Gross	Accumulated Amortization	Carrying Amount

Trademarks and tradenames	$1,495	$236	$1,259

Customer lists	5,487	3,163	2,324

Other intangibles	1,994	1,172	822

Total amortized intangible assets	8,976	4,571	4,405

          Amortization expense of intangible assets for the three months ended March 31, 2009 and March 31, 2008 was $154,000 and $170,000 respectfully.

          The following table estimates our amortization expense for the next five years (in thousands):

Year	Estimated Amortization Expense (In thousands)

April through December 2009	462
2010	617
2011	617
2012	537
2013	437
2014 and thereafter	1,735

Total	$4,405

3.	Discontinued Operations

          At the December 4, 2008, meeting of the Board of Directors, the Board agreed with management to look for a buyer for the further processed protein products sold under the Casual Gourmet brand. In addition, management presented to the Board discrete financial information for the further processed protein products currently being sold under the Casual Gourmet brand. The Board agreed with management to separate out these products for future Board meetings as these products were not a “core competency”. The Board further determined that, if we could not sell this segment, then we would by year end proceed to wind down and close all operations associated with this segment.

          We announced on December 30, 2008 to all the employees of the Further Processed Protein Segment that we would completely close this segment. We also notified all the customers of these products that we would stop shipping these products. Our last shipment was on February 14, 2009. All assets have been liquidated. The results of operations of our former Further Processed Protein Products are presented as discontinued operations. The following summarizes the results of the discontinued operations for the three months ended March 31, 2009 and March 31, 2008 in thousands of dollars except the per share data.

	Three Months Ended
	March 31, 2009	March 31, 2008

Net revenues	$261	$1,666
Cost of sales	261	1,179

Gross profit	—	488

Selling, general and administrative expenses	27	646

Operating loss	(27)	(158)

Interest expense	—	(8)

Loss before provision for income tax expense	(27)	(166)
Income tax benefit	1	58

Net loss from discontinued operations	$(26)	$(108)

Basic loss per share from discontinued operations	$(0.00)	$(0.01)

Diluted loss per share from discontinued operations	$(0.00)	$(0.01)

Weighted average primary shares outstanding	16,776,285	17,030,993
Weighted average diluted shares outstanding	16,776,285	17,030,993

The below table presents the balance sheet information for the discontinued operation as of March 31, 2009 and for December 31, 2008 in thousands of dollars.

	March 31, 2009	December 31, 2008

ASSETS
Current assets:
Accounts receivable less allowances	$—	$146
Inventories	—	4

Total current assets	—	150

Total assets	$—	$150

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$30	$50
Accrued and other current liabilities	—	133

Total current liabilities	30	183

Stockholders’ equity:	(30)	(33)

Total liabilities and stockholders’ equity	$—	$150

4.	Inventory

Inventories consist of the following:

	March 31, 2009	December 31, 2008

Production – Ingredients	$4,149	$3,989
Production – Finished goods	2,283	2,628
Paper goods and packaging materials	1,008	1,072
Operating supplies	71	65

	7,511	7,754
Allowances for spoils and obsolescence	(615)	(1,112)

	$6,896	$6,642

5.	Notes, Loans, and Capital Leases Payable

          We paid in-full all notes and capital leases during the first quarter of 2008 in advance of their maturity dates and we have no notes, loans or capital leases on our books as of March 31, 2009.

6.	Credit Facility

          We have a $5.0 million working capital line of credit from Comerica Bank that is currently unused. Our working capital line of credit commitment expires June 30, 2009.

          The terms of our line of credit prohibit the payment of cash dividends (except with written approval) on our capital stock and restrict payments for, among other things, repurchasing shares of our capital stock. We implemented a stock repurchase program and received permission from the bank to proceed with this program. Other terms limit among other things, (i) incurring additional indebtedness, (ii) adversely changing the capital structure, (iii) acquiring assets other than in the normal course of business including specific limits on annual capital expenditures and (iv) maintaining certain financial covenants. We are in compliance with all of our bank covenants as of March 31, 2009.

7.	Income Taxes and Deferred Tax Asset Valuation Allowance

          We account for corporate income taxes in accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) 109, “Accounting for Income Taxes” which requires an asset and liability approach. This approach results in the recognition of deferred tax assets (future tax benefits) and liabilities for the expected future tax consequences of temporary timing differences between the book carrying amounts and the tax basis of assets and liabilities. During 2008 we established a valuation allowance equal to 100% of our deferred tax assets. All of our future tax benefits have valuation allowances against them due to past losses which increases the likelihood that the deferred tax assets may not be realized in the foreseeable future. Our deferred tax assets include significant amounts of net operating losses (“NOLs”). The amount of the valuation allowance is significantly dependant on our historical performance and assumptions regarding future taxable income and the availability of these NOLs to offset future taxable income. Changes in estimates relating to assumptions regarding future taxable income and valuation allowance may have a significant impact on net income (loss). We have a valuation allowance against deferred tax assets of $10.8 million as of March 31, 2009. For business combinations, we must record deferred taxes and liabilities relating to the book versus tax basis differences of acquired assets and liabilities. Generally, such business combinations result in deferred tax liabilities as the book values are reflected at fair value whereas the tax basis is carried over from the acquired company. Such deferred taxes initially are estimated based on preliminary information and are subject to change as valuations and tax returns are finalized.

8.	Stockholders’ Equity

          We report our earnings in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 128, “Earnings per Share.” Basic net income per common share is based on the weighted average number of shares outstanding during the period. Diluted net income per common share is based on the weighted average number of shares outstanding during the period, including common stock equivalents. Stock options account for any difference between basic average common shares outstanding and diluted average common shares outstanding. Because of our current stock price, we are not diluting our shares outstanding with any outstanding stock options.

          During the three months ended March 31, 2009, 15,229 employee stock purchase plan shares were issued with proceeds of $10,000.

          No other shares of common stock were issued during the three months ending March 31, 2009.

          Earnings per Share Calculation

          The reconciliation of the share denominator used in the basic and diluted net income per share computations is as follows:

	March 31, 2009	March 31, 2008

Weighted average common shares outstanding used in basic net income per share computation	16,776,285	17,030,993

Dilutive effect of common stock equivalents, using the treasury stock method	—	—

Shares used in dilutive net income per share computation	16,776,285	17,030,993

          Because all of our stock options were “out of the money” all outstanding options to purchase 2,053,817 shares of common stock were excluded from the diluted net income per share commutation as of March 31, 2009. At March 31, 2008, options to purchase 1,697,285 shares of common stock were excluded from the diluted net loss per share computation as their effect on the loss per share was anti-dilutive for the three month period. This represents all outstanding options because we reported a loss for the quarter ending March 31, 2008.

          Stock Repurchase Plan

          On December 10, 2007 our Board of Directors authorized a stock repurchase program whereby up to 750,000 shares of our Common Stock may be repurchased. In authorizing the repurchase program, our Board of Directors expressed its continued confidence in our near- and long-term financial and operating performance and its commitment to enhancing shareholder value. The duration of the repurchase program is open-ended. Under the program, we are able to purchase shares of common stock through open market transactions at prices deemed appropriate. The timing and amount of repurchase transactions under this program depend on market conditions and corporate and regulatory considerations. The program was suspended indefinitely by the Board of Directors on June 26, 2008. As of March 31, 2009, we had repurchased 624,871 shares of our common stock. No shares were repurchased in 2009.

          Stock-Based Compensation Expense

          We account for stock option grants in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), “Share Based Payment” “SFAS 123(R)”. Stock-based compensation expense recognized under SFAS 123(R) for employees, directors, and outside consultants is as follows:

	Three Months Ended

	March 31, 2009	March 31, 2008

Stock based compensation expense:
Recorded in cost of sales	$9,000	$16,000
Recorded in selling, general and administrative	39,000	71,000

Total stock based compensation	$48,000	$87,000

Estimated fair value of options granted to employees and directors	$1,000	$—

          The main reason for the decrease in stock-based compensation in 2009 compared to 2008 is that the share price of our stock has declined and therefore the Black-Scholes model generates a lesser value on the more recently issued stock options. These reductions are offset by the fact that the most recent options issued to Board members vest immediately upon issuance and therefore the entire value of the option is expensed immediately while management options vest over three years and therefore are expensed over three years.

          During the three months ending March 31, 2009, 2,500 stock options (right to purchase stock) were issued to a new board member. No other stock options were issued during the quarter. The assumptions used to value these options were as follows:

Three Months Ended March 31, 2009

Volatility	48.1%
Risk-Free Interest Rates	1.60%
Expected Lives in Years	5.24
Dividend Yield	—
Forfeiture rate	15%

          SFAS 123(R) requires companies to estimate the fair value of share-based payment awards to employees and directors on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Consolidated Statements of Operations.

          As stock-based compensation expense recognized in the Consolidated Statements of Operations for the three months ended March 31, 2009 and the three months ended March 31, 2008 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

          Shareholder Protection Rights Plan

          On July 1, 2008, we announced that we had entered into a Shareholder Protection Rights Agreement (the “Rights Agreement”) with Corporate Stock Transfer, Inc., as Rights Agent (“Rights Agent”). The Rights Agreement expires on July 1, 2018.

          Pursuant to the Rights Agreement, we distributed to each shareholder of record of our common stock as of July 11, 2008, one Right per each share of common stock outstanding to purchase one one-hundredth share of the company’s Series A Junior Participating Preferred Stock at the price, subject to later adjustment, of $11.70 per one one-hundredth share. Subject to certain exceptions, the Rights will be exercisable if any person or group, without the approval of our Board of Directors, acquires or makes a tender offer for 20% or more of the outstanding shares of common stock of the company.

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

9.	Segment Reporting

          During 2008, we disclosed segment enterprise-wide information in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

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

          At the December 4, 2008, meeting of the Board of Directors, the Board agreed with management to look for a buyer for the further processed protein products sold under the Casual Gourmet brand. In addition, management presented to the Board discrete financial information for the further processed protein products currently being sold under the Casual Gourmet brand. The Board agreed with management to separate out these products for future Board meetings as these products were not a “core competency”. The Board further determined that if we could not sell this segment, then we would by year end proceed to wind down and close all operations associated with this segment. As a result, certain trademark rights were transferred to Monterey Gourmet Foods, Inc. from Casual Gourmet Foods, Inc. and all operations ceased during February 2009 and therefore, this reporting unit is now being reported as a discontinued operation.

          Accordingly, as of December 31, 2008 we operated in three segments, Gourmet Foods Products, Sonoma Cheese Products, and Further Processed Protein Products. However, for March 31, 2009, because of the discontinued operation, we are operating in two segments. We use operating income as the profit measure for each reporting segment.

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

          Information on segments and reconciliation to operating income are as follows (in thousands):

	Three Months Ended

	March 31, 2009	March 31, 2008

Net Revenues
Gourmet Foods Products	19,592	22,543
Sonoma Cheese Products	$1,383	$1,413

Total Net Revenues	$20,975	$23,956

Operating Income (Loss):
Gourmet Foods Products	748	372
Sonoma Cheese Products	$45	$(2,583)

Total Operating Income (Loss)	$793	$(2,211)

	March 31, 2009	December 31, 2008

Assets
Gourmet Foods Products	35,088	34,033
Sonoma Cheese Products	$1,579	$1,522

Total Assets	$36,667	$35,555

10.	New Accounting Pronouncements

          In January 2008, the Financial Accounting Standards Board (FASB) ratified a consensus opinion reached by the Emerging Issues Task Force (EITF) on EITF Issue 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock, to provide guidance for determining whether an equity-linked financial instrument or embedded feature is considered indexed to an entity’s own stock. The consensus establishes a two-step approach as a framework for determining whether an instrument or embedded feature is indexed to an entity’s own stock. The approach includes evaluating (1) the instrument’s contingent exercise provisions, if any, and (2) the instrument’s settlement provisions.

          Entities that issue financial instruments such as warrants or options on their own shares, convertible debt, convertible preferred stock, forward contracts on their own shares, or market-based employee stock option valuation instruments will be affected by EITF Issue 07-5.

          The EITF Issue 07-5 was adopted January 1, 2009, and there was no material impact to the Company’s financial statements upon adoption.

          In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. This position states that unvested share-based payment awards that contain nonforfeitable rights to dividends (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share (EPS) under the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of EITF 03-6-1 in the current quarter did not have an effect on the Company’s calculation of EPS for the three months ended March 31, 2009 and 2008.

          In April 2008, the FASB issued FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP No. 142-3”) to improve the consistency between the useful life of a recognized intangible asset (under SFAS No. 142) and the period of expected cash flows used to measure the fair value of the intangible asset (under SFAS No. 141(R)). FSP No. 142-3 amends the factors to be considered when developing renewal or extension assumptions that are used to estimate an intangible asset’s useful life under SFAS No. 142. The guidance in the new staff position is to be applied prospectively to intangible assets acquired after December 31, 2008. In addition, FSP No. 142-3 increases the disclosure requirements related to renewal or extension assumptions. Adoption of FSP 142-3did not have a significant impact on our consolidated financial statements.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

          The following discussion should be read in conjunction with the financial statements and related notes and other information included in this report. The financial results reported herein do not indicate the financial results that may be achieved by us in any future period.

          Other than the historical facts contained herein, this Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, particularly statements relating to our expectations relating to, among other things, our results of operations, future plans and growth strategies. Our actual results regarding such matters may vary materially as a result of certain risks and uncertainties. For a discussion of such risks and uncertainties, please see our Annual Report on Form 10-K for the year ended December 31, 2008.

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

          Our product distribution to grocery and club stores increased from approximately 25 stores as of December 1989, to over 11,000 stores by March 31, 2009. During recent years we added retail and club distribution through internal growth and through Isabella’s Kitchen, Emerald Valley Kitchen, CIBO Naturals, and Sonoma Cheese acquisitions. In 2004, our shareholders approved the change of the name of the Company to Monterey Gourmet Foods, Inc. The name change was made to more accurately define our strategic direction. The name change also announces to the investor community, our customers and consumers, our strategic direction to become a complete supplier of gourmet refrigerated foods.

          Since 2004, we have launched many new product lines outside its core pasta/sauce business, including gourmet refrigerated entrees, fresh tamales, dips, spreads, and frozen One-Step meal entrees. We have also been able to increase distribution by introducing whole wheat, organic, and made with organic pastas which are higher in dietary fiber, have a favorable glycemic index, and are made with whole grains and organic items.

          In January 2004, we acquired CIBO Naturals, a maker of sauces, dips and spreads. In January 2005 we acquired Casual Gourmet Foods, Inc. and we recently announced that we have shuttered this operation due to lack of sales and lack of profits. Sonoma Foods, Inc. acquired in April 2005, markets a line of refrigerated specialty cheese products that features its flagship line of traditional and flavored Sonoma Jack cheeses which have earned numerous awards over the years. We believe that the convenient gourmet food segment is growing rapidly as time-starved consumers seek high quality quick-meal solutions and that we, with our staff of culinary personnel, our food consultants, and our flexible manufacturing facilities, are well positioned to bring new products to these consumers.

          In 2006, we focused on expanding distribution of our current products, consolidating production facilities in Salinas, improving the quality of our current products, hiring experts in product development and creativity to better utilize our production equipment, improving the synergies between our different brands, and reorganizing our brands into one operating unit. Also in September 2006, the Board of Directors of the Company appointed Eric Eddings as President and Chief Executive Officer of our Company.

          In 2007, we focused on strategic growth, improving the synergies that are possible with one sales force for all brands, one marketing department, one finance department, one information systems department, one manager in charge of all our production plants, and one unified goal to improve our profitability. We focused on brand building with an emphasis on natural and/or organic products by expanding our product offerings of organic or made with organic ingredients as these products are being well received in the market place.

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

          In 2009, we finished shuttering the Further Processed Protein reporting segment as it had declining sales and has not been able to generate a profit for several years. For the three months ending March 31, 2009, we recorded a loss of $26,000 to dispose of the remaining inventory and other expenses attributed to its closure. We have also benefited from our efforts to reduce costs including reducing employee counts, reducing costs, and discontinuing unprofitable products. We have also reacted to the current economic downturn by freezing wages, eliminating our 401K’s matching contribution and other cost cutting initiatives.

          The success of our efforts to increase revenue will depend on several key factors: (1) whether grocery and club store chains will continue to increase the number of their stores offering our products, (2) whether we can continue to increase the number of grocery and club store chains offering our products, (3) whether we can continue to introduce new products that meet consumer acceptance, (4) whether we, by diversifying into other complementary businesses through new product offerings or acquisitions can leverage our strengths and continue to grow revenues at levels attractive to our investors, (5) whether our acquisitions perform as we planned, (6) whether we can maintain and increase the number of items we are selling to our two largest customers, and (7) whether we can fend off new competitors entering the U.S. retail market from international sources. Grocery and club store chains continually re-evaluate the products carried in their stores, and no assurances can be given that the chains currently offering our product will continue to do so in the future.

          Club stores such as Costco and Sam’s Club have been our largest customers, and we believe there is an opportunity to expand this business. In pursuit of this opportunity, we increased our attention to these accounts to ensure timely delivery of store favorites and exciting new products in each region.

          We have assigned specific sales personnel for each brand in order to ensure the growth of each brand. For larger brands we have assigned sales personnel by region. In addition, we have set up a specialty food services category which is new for us and supports sales to specialty chains such as Starbucks and Panera Bread.

          We believe that access to capital resources and increasing sales to offset higher fixed overhead, coupled with continued reduction of its administrative and production costs as a percent of sales revenue, will be key requirements in our efforts to enhance our competitive position and increase our market share. In order to support our expansion program, we continue to develop new products for consumers and revise advertising and promotional activities for our retail grocery and club store accounts. There can be no assurance that we will be able to increase our net revenues from grocery and club stores. Because we will continue to make expenditures associated with the expansion of our business, our results of operations may be affected.

          Our overall objective is to be the nationally recognized leader in distinctively-flavored, premium-quality gourmet foods. The key elements of our strategy include the following targeted goals:

•

Expand market share through same-store revenue growth, addition of new grocery and club stores, geographic diversification, and product line expansion, including creation of additional meal solutions using Monterey Gourmet Foods products.

•

Introduce new products on a timely basis to maintain customer interest and to respond to changing consumer tastes. In order to maximize our margins, we will design new products that can be manufactured and distributed out of our Salinas, California, Eugene, Oregon, or Seattle, Washington facilities, or through co-packer arrangement where we can introduce new products quickly to meet customer requests.

•	Ensure that we have the proper and sufficient staff to accomplish our goals in a timely manner including the enhancement of our marketing department.

•

Reduce operating costs as a percentage of sales through continual evaluation of administrative and production staffing and procedures and consolidation of back office functions. We will consider additional capital improvements in order to increase production efficiencies and capacities, and to reduce our cost of goods on a per unit basis.

•	Except for the Sonoma Cheese Products, operate as one reporting unit with a centralized sales force, marketing department, finance department and operational management.

•	Create brand awareness by communicating to the consumer that we provide flavorful and nutritious lines of products, and promote repeat business by reinforcing positive experiences.

•

Introduce new products to our major customers in order to demonstrate our innovative nature, keep the product line updated with new ideas from our creative chefs and outside culinary experts, and increase the number of items on the shelves from which consumers can choose.

•	Utilize the existing distribution, customer service and selling capabilities we have for the products of new acquisitions in order to grow sales and maximize the results of all brands.

          We will continue to direct our advertising and promotional activities to specific programs customized to suit our retail grocery and club store accounts as well as to reach target consumers. These will include in-store demonstrations, coupon programs, temporary price reduction promotions, and other related activities. There can be no assurance that we will be able to increase our net revenues from grocery and club stores.

Results of Operations

          Net revenues from operations were as follows (in thousands):

	Three Months Ended

	March 31, 2009	March 31, 2008

Net Revenues	$20,975	$23,956
Percent Change in Net Revenues from prior period	-12%	-1%

          These results and comparisons are for continuing operations only. The quarterly decrease in first quarter 2009 revenues compared with first quarter 2008 revenues is due to a 39% decline in tamale revenues as a result of additional competition, together with a 29% decline in sales to our second largest customer, and a 13% reduction in pasta sales. We believe the main reason for the decline is due to the poor economic conditions.

          Gross profit and gross margin were as follows (in thousands):

	Three Months Ended

	March 31, 2009	March 31, 2008

Gross profit	$5,850	$5,700
Gross margin percent	27.9%	23.8%

          Gross margin percent for the year ended December 31, 2008 was 24.9%. The gross margin percent for the first quarter of 2009 increased compared to the first quarter of 2008 by 17%. This increase in gross margin percentage is due to lower raw material costs, higher efficiencies within our plants, and the cost reduction initiatives we have taken. The reduced costs are partially offset by lower revenues which reduced the plant overhead absorption.

          Selling, general and administrative expenses or SG&A were as follows (in thousands):

	Three Months Ended

	March 31, 2009	March 31, 2008

SG&A Expense	$5,057	$6,305
SG&A Expense as a percent of net revenues	24.1%	26.3%

          For the calendar year ended December 31, 2008, SG&A expenses were 27.6% of net revenues. SG&A as a percent of net revenues for the three months ended March 31, 2009 was 24.1%. The decrease compared to the first quarter of 2008 is related to reduced costs from our initiatives to reduce costs and lower freight costs. SG&A expense in dollars was reduced by 20% or $1.3 million. The main components of the SG&A decrease are freight $557,000; legal fees $125,000; salaries and benefits $375,000; and travel costs $99,000.

          Freight to customers is included in SG&A costs. Our freight costs for the three months ended March 31, 2009 and March 31, 2008 were $779,000 and $1,336,000 respectfully.

          Depreciation and amortization expense, included in cost of sales and SG&A, was $773,000 or 3.7% of net revenues for the three months ended March 31, 2009 compared to $760,000 or 3.2% of net revenues for the three months ended March 31, 2008. The increase in depreciation expense in 2009 is associated with additional equipment and leasehold improvements associated with the new production facility in Kent, Washington.

          Net interest income was $1,000 for the quarter ended March 31, 2009, compared to net interest income of $26,000 for the same quarter in 2008. The reduced income is a result of the lower interest rate being paid on our excess cash and lower excess cash.

          Income taxes for the first quarter of 2009 reflect a tax expense of $32,000, which reflects a 4% tax rate compared with income tax benefit of $754,000 or approximately 35% of pretax loss for the same period in 2008. We determine our quarterly tax provision based on the expected annual effective tax rate by tax filing entities and jurisdictions. Overall we are projecting a profit for 2009 and because we have NOL carryover, we will only pay Alternative Minimum Taxes for federal tax purposes. We will also pay certain state taxes in California and some other states mainly because California suspended the loss deduction in 2009 but California allows the tax to be offset by 50% of the tax credits.

          We continue to have a valuation allowance of 100% of our deferred tax assets at March 31, 2009. The full valuation allowance was established during the fourth quarter of 2008 as a result of the reassessment of the realizability of deferred tax assets.

          Segment Results:

          We operate in two segments: Gourmet Foods Products and Sonoma Cheese Products.

          Gourmet Foods Products Results:

	Three Months Ended

	March 31, 2009	March 31, 2008

Gourmet Foods Products
Net Revenues	$19,592	$22,543
Gross Profit	$5,589	$6,100
Operating Profit	$748	$372

Gross profit percentage	28.5%	27.1%
SGA percentage	24.7%	25.4%

Highlights for the first quarter of 2009:

•	Our tamale sales declined 39% or $360,000 less than the same quarter last year. This is due to increased competition for our sales of this item to Costco
•	Our pasta sales declined 13% due to the weak economy.
•

The gross margin percentage of 28.5% for the first quarter of 2009 increased compared to 27.1% for the first quarter of 2008 due mainly to low raw material costs and our initiative to reduce costs. The improvement was less than we anticipated due to lower net revenues.

•

SG&A as a percent of net revenues for the first quarter ended March 31, 2009 was 24.7% compared to 25.4% for the first quarter ended March 31, 2008. The decrease in SG&A as a percent of net revenues for 2009 compared to 2008 is due to lower salaries and operating costs associated with our cost reduction initiatives offset by a decline in net revenues.

          Sonoma Cheese Products results:

	Three Months Ended

	March 31, 2009	March 31, 2008

Sonoma Cheese Products
Net revenues	$1,383	$1,413
Gross profit	$261	$(400)
Impairment	$—	$(1,606)
Operating profit (loss)	$45	$(2,583)

Gross profit percentage	18.9%	-28.3%
SGA percentage	15.6%	40.8%

Highlights for the first quarter of 2009:

•

Packaged cheese products revenues declined 2% when comparing the first quarter 2009 with the first quarter of 2008. The decline reflects the discontinuation of certain items which did not contribute to our profitability.

•

The gross margin percentage of 18.9% for the first quarter of 2009 increased compared to (28.3)% for the first quarter of 2008, which reflects lower cheese prices. In addition, in the first quarter of 2008, we exited certain processed cheese products and we wrote off inventory associated with these products.

•

SG&A as a percent of net revenues for the quarter ended March 31, 2009 was 15.6% compared to 40.8% for the quarter ended March 31, 2008. The decrease in SG&A for 2009 compared to 2008 is due to the restructuring efforts that took place in March 2008 and our efforts to reduce overhead.

          Also, in the first quarter of 2008, we saw a significant reduction in sales in the Sonoma Cheese Products Segment. Due to the reduced sales in March and the accelerating losses from this segment, we determined that a triggering event under SFAS 142 occurred and therefore tested for the impairment of goodwill and other intangible assets during the first quarter of 2008. As a result of the impairment test, we recorded a pre-tax, non-cash charge of $1.1 million in the first quarter of 2008 related to the impairment of intangible assets associated with the Sonoma acquisition on April 7, 2005.

          In addition, on April 18, 2008, the Company, Sonoma Foods, Inc., and the shareholders of Sonoma entered into an agreement amending the Purchase Agreement dated April 7, 2005, pursuant to which we acquired all of the outstanding shares of Sonoma. Pursuant to the amendment, our purchase of the remaining 20% of Sonoma’s outstanding shares not already owned by us was accelerated and the purchase price was set at $50,000, plus a potential earn-out based upon an agreed formula. At the same time, the Company and the shareholders terminated existing employment agreements with the shareholders and entered into severance arrangements which provide for payments and benefits substantially equivalent to those provided by the former employment agreements.

Liquidity and Capital Resources

          During the three months ended March 31, 2009, $1,939,000 of cash provided by our operations represented a $2,070,000 increase in cash provided by operations for the three months ended March 31, 2008.

	Three Months Ended

	March 31, 2009	March 31, 2008

Cash flows from operating activities:
Net income (loss)	$747	$(1,531)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income taxes	—	(812)
Depreciation and amortization	773	760
Impairment and restructuring	—	1,606
Stock-based compensation	48	87
Adjustments related to changes in working capital and other	371	(241)

Net cash provided by operating activities	$1,939	$(131)

          Stock-based compensation expense accounted for $48,000 of non-cash expense for the three months ended March 31, 2009 compared to $87,000 for the three months of 2008. Capital expenditures were $219,000 in the three months ended March 31, 2009.

          During the three months of 2009, we issued 15,229 shares under our Employee Stock Purchase Plan and received cash of $10,000. No additional shares were issued during the first three months of 2009.

          During the first three months of 2008, we issued 5,612 shares under our Employee Stock Purchase Plan and received cash of $13,000. Additionally, 10,000 shares of common stock were issued during the same period as part of employee option exercises with proceeds of $12,000.

          As of March 31, 2009 we had $3.9 million of cash recorded on our balance sheet. Cash is held in our checking account or in short-term money market accounts with no withdrawal restrictions. Cash accounts are FDIC insured up to the FDIC insurance limits. In addition, we have $10.1 million of working capital as of March 31, 2009.

          We finance our operations and growth primarily with cash flows generated from operations. We have a $5.0 million working capital line of credit which is currently unused. The working capital line of credit commitment expires June 30, 2009. In addition, we have a letter of credit in the amount of $400,000 which is issued in favor of an insurance company to support the outstanding liabilities of a self-funded worker’s compensation program. The letter of credit expires January 2, 2010.

          We believe that our existing credit facilities, existing cash, and cash flow from operations, are sufficient to meet our cash needs for normal operations including all anticipated capital expenditures for the next twelve months.

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

	Payments due by period

Contractual obligations (in thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Operating leases	$10,696	$1,674	$3,423	$2,586	$3,013

Total	$10,696	$1,674	$3,423	$2,586	$3,013

          We have a standby letter of credit in favor of an insurance company for $400,000 for Worker’s Compensation insurance which expires on January 2, 2010. We also purchase custom made finished products ready for sale from certain suppliers (“co-packer”). From time to time, these co-packers acquire raw materials that are specific to the products being manufactured for us. We have oral agreements with these co-packers that if we cease selling these products, we will purchase the residual inventory from the co-packers.

Stock Repurchase Program

          We commenced a public repurchase program of our common stock in December 2007 and suspended the program on June 26, 2008. We may choose to continue purchases of our common stock in the future. For the program to date we have purchased 624,871 shares for $1,789,000 with an average purchase price of $2.86.

Critical Accounting Policies and Management Judgments

Accounts Receivable and Allowances

          We provide allowances for estimated credit losses, product returns, spoilage, and adjustments at a level deemed appropriate to adequately provide for known and inherent risks related to such amounts. The allowances are based on reviews of the history of losses, returns, spoilage, and contractual relationships with customers, current economic conditions, and other factors which warrant consideration in estimating potential losses. While we use the best information available in making our determination, the ultimate recovery of recorded accounts, notes, and other receivables is also dependent on future economic and other conditions that may be beyond our control.

Income Taxes

          We account for corporate income taxes in accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) 109, “Accounting for Income Taxes” which requires an asset and liability approach. This approach results in the recognition of deferred tax assets (future tax benefits) and liabilities for the expected future tax consequences of temporary timing differences between the book carrying amounts and the tax basis of assets and liabilities. Future tax benefits are subject to a valuation allowance to the extent of the likelihood that the deferred tax assets may not be realized. Our deferred tax assets include significant amounts of net operating losses (“NOLs”). In 2008 we assessed our valuation allowance based on our evaluation of the sources of future taxable income and the likelihood of realization of such deferred tax assets and set up a full valuation allowance for all deferred tax assets.

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

Inventory Valuation

          Inventories are stated at the lower of cost (using the first-in, first-out method) or market and consist principally of component ingredients to our refrigerated pasta and sauces, finished goods, and packaging materials. Many of the ingredients used in our products have a short shelf life and if not used in a certain amount of time may spoil. We estimate that the raw material will be used in a timely manner; however, we have established certain reserves for the potential of inventory obsolescence, especially for slow moving inventory. As of March 31, 2009, we reduced the carrying value of our inventory by $615,000. This write-down was made to cover certain refrigerated raw material inventory that is nearing its shelf-life, certain packaging labels for products that may be rotated out of the Club Store accounts, products that have already been rotated out of the Club Store accounts that may or may not be rotated back into the Club Store accounts, and products that have been discontinued especially certain items associated with Sonoma Cheese. The allowance is established based on our estimate of alternative usage or salvage value of obsolete inventory. We believe our estimates for spoiled and obsolete inventory is adequate given the current volume of business to our customers.

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

Workers Compensation Reserve

          Our California and Oregon locations entered into a self-insured worker’s compensation program with a stop loss provision for fiscal year 2003 and continued the program through December 31, 2007. This program was suspended for 2008 and we insured ourselves with a guaranteed fixed cost insurance program. Starting January 1, 2009, we returned to this self-insured worker’s compensation program. This program features a fixed annual payment, with a deductible on a per occurrence basis with a stop loss provision if a claim exceeds $350,000. The annual expense consists of a base fee paid to an insurance company to administer the program, direct cash expenses to pay for injuries, an estimate for potential injuries that may have occurred but have not been reported, an estimate by the insurance company of costs to close out each injury and an estimate for injury development. We have been on this self-insured program for just a few years and therefore we have limited history of claim resolution available to support our projected liabilities. Therefore we are using published industry actuarial data from an insurance carrier and reviewing each claim individually to determine the amount of reserves that should be established.

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

          We define a reporting unit as a unit one level below an operating segment. A reporting unit exists if the component constitutes a business for which discrete financial information is available and segment managers regularly review the operating results of the component. On March 20, 2008, our Board reviewed the discrete financial information for Sonoma Foods and implemented certain changes as a result of the reduced sales and profits of Sonoma Foods. On December 4, 2008, our Board reviewed the discrete financial information for Further Processed Protein products and implemented actions to eliminate these products from the market place. The changes made resulted in Sonoma Cheese Products, Further Processed Protein Products, and Gourmet Foods Products being defined as separate reporting units and separate reporting segments as of December 31, 2008.

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

          Goodwill is not amortized but is subject to periodic assessments of impairment at least as often as annually and as triggering events occur. Our annual impairment evaluation date is December 31 and the recoverability of goodwill is evaluated using a comparison of the fair value of a reporting unit with its carrying value. The fair value of the reporting unit is calculated based on the Market Approach and the Income Approach. We review and estimate a number of factors to discount anticipated future cash flows including operating results, business plans and present value techniques. Rates used to discount cash flows are dependent upon projected interest rates and the cost of capital at the relevant point in time. There are inherent uncertainties related to these factors and judgment is used in applying them to the analysis of goodwill impairment. In March 2008 as part of a triggering event, we impaired $1.0 of goodwill associated with the acquisition of Sonoma Foods. In December 2008, as a result of our annual impairment test, we impaired an additional $12.2 million of goodwill associated with all of the acquisitions made over the many years. Although all goodwill has been fully impaired, it is possible that assumptions underlying the impairment analysis will change in such a manner that further impairment of our other intangible assets may occur in the future.

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

Accounting for Stock-Based Awards

          On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”). We adopted the fair value recognition provisions of SFAS 123R, using the modified prospective transition method. As a result of adopting SFAS 123R, we recorded a pre-tax expense of $48,000 for stock-based compensation for the three months ended March 31, 2009 compared to $87,000 for the three months ended March 31, 2008.

          The determination of fair value of share-based payment awards to employees and directors on the date of grant using the Black-Scholes model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. We estimated the expected terms using the historical information and we have used historical data to estimate forfeitures. The risk-free rate is based on U.S. Treasury rates in effect during the corresponding period of grant. The expected volatility is based on the historical volatility of our stock price.

Sales and Marketing

          Our sales and marketing strategy is twofold and emphasizes sustainable growth in distribution of our products and introduction of innovative new products to keep us positioned as a leader in the marketplace.

          Pasta is a staple of the North American diet. It is widely recognized that pasta is a convenient and nutritious food. The USDA places pasta on the foundation level of its pyramid of recommended food groups and pasta supports consumers’ lifestyle demands for convenient at-home meals.

          We offer our customers distinctive packaging, which incorporates color graphics and product photography in a contemporary look. The packaging is created to communicate to our consumers (1) higher product quality, (2) ease and swiftness of preparation, and (3) appetite appeal to encourage point of sale purchase and to show a variety in product choice. We continue to improve our products to enhance the dining experience. Our package is designed to both strengthen our brand recognition and reinforce our positioning as a premium quality product.

          We employ full-time chefs and have hired additional outside culinary consultants to develop new products. Recent introductions include a line of whole wheat fresh pastas, sauces, and dips. We were the first to introduce whole wheat pasta and all organic pasta in the refrigerated pasta category. Sales of these items have helped grow our retail branded category. We also recently introduced a new line of fresh tamales under the Isabella’s Kitchen brand.

          For the three months ended March 31, 2009, Costco Wholesale accounted for 56% and Sam’s Club accounted for 12% of our net revenues. For the three months ended March 31, 2008, Costco Wholesale and Sam’s Club, accounted for 52% and 15%, respectively, of our net revenues. No other customer accounted for greater than 10% of net revenues for the period.

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

          In the ordinary course of our business we enter into commitments to purchase raw materials over a period of time, generally nine months to one year, at contracted prices. At March 31, 2009 these future commitments were not at prices in excess of current market, or in quantities in excess of normal requirements. We do not utilize derivative contracts either to hedge existing risks or for speculative purposes.

          Interest Rate Risk

          We invest excess cash in money market fund investments consisting of cash equivalents. The magnitude of the interest income generated by these cash equivalents is affected by market interest rates. There are no restrictions as to when we can access the funds from these accounts. We do not use marketable securities or derivative financial instruments in our investment portfolio.

          The interest payable on our bank line of credit is based on variable interest rates and therefore affected by changes in market interest rates. As of March 31, 2009, we do not have any loans with variable interest rates.

          Currency Risk

          During the three months ended March 31, 2009, we did not sell any product in currency other than US dollars.

Item 4. Controls and Procedures

          Evaluation of Disclosure Controls and Procedures

          As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (together the “Certifying Officers”), of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2009, the end of the period covered by this report. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective as of March 31, 2009 to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Certifying Officers, as appropriate, to allow for timely decisions regarding required disclosure.

          Inherent Limitations on Effectiveness of Controls

          We are responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management team and our Board; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition our assets that could have a material effect on the financial statements.

          Our management personnel, including the Certifying Officers, recognize that our internal control over financial reporting cannot prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

          Changes in Internal Controls

          There has been no change during our fiscal quarter ended March 31, 2009 in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

          Item 4T. Controls and Procedures

          Inapplicable.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

          In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results. We not aware of any other material changes to the risks described in our latest Annual Report on Form 10-K.

Item 6. Exhibits

          See Index of Exhibits for all exhibits filed with this report.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONTEREY GOURMET FOODS

Date: May 11, 2009
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
10.3

Monterey County Production Facility Lease of the Company, as amended (incorporated by reference from Exhibit 10.03 to the Company’s Registration Statement on Form SB-2 filed with the Commission (the “SB-2) on August 29, 1993)

10.4

Amendment No. 1 dated February 1, 1995 and Amendment No. 2 dated March 1, 1995 to Monterey County Production Facility Lease of the Company (incorporated by reference from Exhibit 10.6 filed with the Company’s Form 10-K for the fiscal year ended December 31, 1995) filed April 1, 1996 (the “1995 Form 10-K”)

10.5

Amendment No. 3 dated September 12, 1997, and Amendment No. 4 dated February 6, 1998 to Monterey County Production Facility Lease of the Company (incorporated by reference from Exhibit 10.5 filed with the Company’s September 27, 1998 Quarterly Report on Form 10-Q filed November 4, 1998 (“1998 Q3 10-Q”))

10.6

Trademark Registration—MONTEREY PASTA COMPANY and Design, under Registration No. 1,953,489, registered on January 30, 1996 with the U.S. Patent and Trademark Office (incorporated by reference from Exhibit 10.27 to the 1995 Form 10-K)

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