Form 10-Q
period 2009-06-30
MONTEREY GOURMET FOODS
filed 2009-08-04
CIK 913032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒          Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2009

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

Yes ☐   No ☒

At August 4, 2009, 16,781,700 shares of common stock, $.001 par value, of the registrant were outstanding.

MONTEREY GOURMET FOODS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

MONTEREY GOURMET FOODS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	June 30, 2009	December 31, 2008

	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$3,802	$2,151
Accounts receivable less allowances of $880 and $862	5,584	5,725
Inventories	6,532	6,642
Prepaid expenses and other	826	808

Total current assets	16,744	15,326

Property and equipment, net	14,582	15,420
Deposits and other	183	249
Intangible assets, net	4,251	4,560

Total assets	$35,760	$35,555

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,288	$4,316
Accrued payroll and related benefits	929	1,057
Accrued and other current liabilities	466	1,279

Total current liabilities	5,683	6,652

Other long-term liabilities	251	217

Stockholders’ equity:
Preferred stock, $.001 par value, 1,000,000 shares authorized, none outstanding	—	—
Common stock, $.001 par value, 50,000,000 shares authorized, 17,406,571 and 17,391,342 issued and 16,781,700 and 16,766,471 outstanding	17	17
Additional paid-in capital	61,064	60,875
Treasury stock 624,871 and 624,871 shares, respectively, at cost	(1,789)	(1,789)
Accumulated deficit	(29,466)	(30,417)

Total stockholders’ equity	29,826	28,686

Total liabilities and stockholders’ equity	$35,760	$35,555

The accompanying notes are an integral part of these consolidated financial statements.

MONTEREY GOURMET FOODS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands except earnings per share numbers and share totals)

	Three Months Ended		Six Months Ended

	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Net revenues	$19,280	$21,643	$40,255	$45,599
Cost of sales	14,241	15,493	29,366	33,749

Gross profit	5,039	6,150	10,889	11,850

Selling, general and administrative expenses	4,865	5,702	9,922	12,007

Impairment and restructuring	—	—	—	1,606

Gain (loss) on disposition of assets	10	(8)	10	(8)

Operating income (loss)	184	440	977	(1,771)

Other income, net	43	107	54	115

Interest income, net	1	22	2	48

Income (loss) before income taxes	228	569	1,033	(1,608)
Income tax benefit (provision)	(9)	(757)	(41)	(3)

Net income (loss) from continuing operations	219	(188)	992	(1,611)

Income (loss) from discontinued operations, net of tax	(15)	15	(41)	(93)

Net income (loss)	$204	$(173)	$951	$(1,704)

Basic income (loss) per share
Income (loss) from continuing operations	$0.01	$(0.01)	$0.06	$(0.10)
Net income (loss)	$0.01	$(0.01)	$0.06	$(0.10)

Diluted income (loss) per share
Income (loss) from continuing operations	$0.01	$(0.01)	$0.06	$(0.10)
Net income (loss)	$0.01	$(0.01)	$0.06	$(0.10)

Weighted average primary shares outstanding	16,781,700	16,838,981	16,778,993	16,934,987
Weighted average diluted shares outstanding	16,805,042	16,838,981	16,779,429	16,934,987

The accompanying notes are an integral part of these consolidated financial statements.

MONTEREY GOURMET FOODS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands of dollars)

	Six Months Ended

	June 30, 2009	June 30, 2008

Cash flows from operating activities:
Net income (loss)	$951	$(1,704)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,556	1,498
Impairment and restructuring	—	1,606
Provisions for inventory	—	543
Stock-based compensation	179	192
(Gain) loss on disposition of assets	(10)	16
Gain on acquisition of minority interest	—	(109)
Changes in assets and liabilities:
Accounts receivable	141	2,127
Inventories	110	612
Prepaid expenses	(18)	126
Deposits and other	66	(50)
Accounts payable	(28)	(917)
Accrued liabilities	(907)	(343)

Net cash provided by operating activities	2,040	3,597

Cash flows from investing activities:
Purchase of property and equipment, net	(409)	(1,734)
Proceeds from sale of property and equipment	10	15
Acquisition of businesses net of cash and minority interest	—	(50)

Net cash used in investing activities	(399)	(1,769)

Repayment of debt	—	(44)
Repayment of capital lease obligations	—	(35)
Purchase of treasury stock	—	(1,132)
Proceeds from issuance of common stock	10	26

Net cash provided by (used in) financing activities	10	(1,185)

Net increase in cash and cash equivalents	1,651	643

Cash and cash equivalents, beginning of period	2,151	5,541

Cash and cash equivalents, end of period	$3,802	$6,184

	June 30, 2009	June 30, 2008

Cash payments:
Interest	$—	$2
Income Taxes	$7	$103

The accompanying notes are an integral part of these consolidated financial statements.

MONTEREY GOURMET FOODS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

          The consolidated financial statements have been prepared by us (“Monterey Gourmet Foods, Inc.”, or the “Company”) and are unaudited. The financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not necessarily include all information and footnotes required by generally accepted accounting principles, and should be read in conjunction with our 2008 Annual Report on Form 10-K. In our opinion, the financial information includes all normal and recurring adjustments that we considers necessary to present fairly our consolidated financial position, results of operations and cash flows as of June 30, 2009. A description of our accounting policies and other financial information is included in our audited consolidated financial statements as filed with the Securities and Exchange Commission (“SEC”) in our Form 10-K for the year ended December 31, 2008. The consolidated results of operations for the interim quarterly periods are not necessarily indicative of the results expected for the full year.

          Certain reclassifications have been made to 2008 balances to conform to 2009 presentation.

          We have evaluated subsequent events through August 4, 2009, which is the date these financial statements were issued.

2.	Impairment, Restructuring, Goodwill and Intangible Assets

          No impairment or restructuring occurred during the first six months of 2009.

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

          Goodwill and other intangible assets at December 31, 2008 and June 30, 2009 consist of (in thousands):

	Gross goodwill and intangible assets

	December 31, 2007	Impairments 2008	December 31, 2008	Accumulated Amortization	Carrying Amount

Trademarks and tradenames	$220	$—	$220	$220	$—
Customer lists	5,982	(495)	5,487	3,055	2,432
Other intangibles	2,112	(118)	1,994	1,141	853

Total amortized intangible assets	8,314	(613)	7,701	4,416	3,285

Intangible assets with indefinite lives (1)	1,776	(501)	1,275	—	1,275

Total intangible assets	10,090	(1,114)	8,976	4,416	4,560

Goodwill	13,211	(13,211)	—	—	—

Total goodwill and intangible assets	$23,301	$(14,325)	$8,976	$4,416	$4,560

(1) Effective January 1, 2009, these intangible assets (mostly tradenames and trademarks) are amortized over 20 years.

	June 30, 2009

	Gross	Accumulated Amortization	Carrying Amount

Trademarks and tradenames	$1,495	$252	$1,243

Customer lists	5,487	3,267	2,220

Other intangibles	1,994	1,206	788

Total amortized intangible assets	$8,976	$4,725	$4,251

          Amortization expense of intangible assets for the six months ended June 30, 2009 and June 30, 2008 was $309,000 and $337,000 respectfully.

          The following table estimates our amortization expense for the next five years (in thousands):

Year	Estimated Amortization Expense (In thousands)

July through December 2009	$308
2010	617
2011	617
2012	537
2013	437
2014 and thereafter	1,735

Total	$4,251

3.	Discontinued Operations

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

          We announced on December 30, 2008 to all the employees of the Further Processed Protein Segment that we would completely close this segment. We also notified all the customers of these products that we would stop shipping these products. Our last shipment was on February 14, 2009 and all excess inventory and assets was liquidated by April 30, 2009. The results of operations of our former Further Processed Protein Products are presented as discontinued operations. The following summarizes the results of the discontinued operations for the three and six months ended June 30, 2009 and June 30, 2008 in thousands of dollars except the per share data.

MONTEREY GOURMET FOODS, INC.
STATEMENT OF OPERATIONS FROM DISCONTINUED OPERATIONS
(Unaudited)
(in thousands except earnings per share numbers and share totals)

	Three Months Ended		Six Months Ended

	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Net revenues	$4	$2,266	$265	$3,932
Cost of sales	14	1,496	275	2,675

Gross profit	(10)	770	(10)	1,257

Selling, general and administrative expenses	5	696	32	1,342

Loss on disposition of assets	—	—	—	(8)

Operating income (loss)	(15)	74	(42)	(93)

Other income, net	—	—	—	—

Income (loss) before provision for income tax expense	(15)	74	(42)	(93)
Income tax (benefit) provision	—	59	(1)	—

Net income (loss) from discontinued operations	$(15)	$15	$(41)	$(93)

Basic loss per share from discontinued operations	$(0.00)	$0.00	$(0.00)	$(0.01)

Diluted loss per share from discontinued operations	$(0.00)	$0.00	$(0.00)	$(0.01)

Weighted average primary shares outstanding	16,781,700	16,838,981	16,778,993	16,934,987
Weighted average diluted shares outstanding	16,805,042	16,838,981	16,779,429	16,934,987

4.	Inventory

          Inventories consist of the following:

	June 30, 2009	December 31, 2008

Production – Ingredients	$4,030	$3,989
Production – Finished goods	2,163	2,628
Paper goods and packaging materials	750	1,072
Operating supplies	70	65

	7,013	7,754
Allowances for spoils and obsolescence	(481)	(1,112)

	$6,532	$6,642

5.	Notes, Loans, and Capital Leases Payable

          We paid in-full all notes and capital leases during the first quarter of 2008 in advance of their maturity dates and we had no notes, loans or capital leases on our books through June 30, 2009.

6.	Credit Facility

          We have a $5.0 million working capital line of credit from Comerica Bank that is currently unused. Our working capital line of credit commitment expires June 30, 2010.

          The terms of our line of credit prohibit the payment of cash dividends (except with written approval) on our capital stock and restrict payments for, among other things, repurchasing shares of our capital stock. We implemented a stock repurchase program and received permission from the bank to proceed with this program. Other terms limit among other things, (i) incurring additional indebtedness, (ii) adversely changing the capital structure, (iii) acquiring assets other than in the normal course of business including specific limits on annual capital expenditures and (iv) maintaining certain financial covenants. We were in compliance with all of our bank covenants as of June 30, 2009.

7.	Income Taxes and Deferred Tax Asset Valuation Allowance

          We account for corporate income taxes in accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) 109, “Accounting for Income Taxes” which requires an asset and liability approach. This approach results in the recognition of deferred tax assets (future tax benefits) and liabilities for the expected future tax consequences of temporary timing differences between the book carrying amounts and the tax basis of assets and liabilities. During 2008 we established a valuation allowance equal to 100% of our deferred tax assets. All of our future tax benefits have valuation allowances against them due to past losses which increases the likelihood that the deferred tax assets may not be realized in the foreseeable future. Our deferred tax assets include significant amounts of net operating losses (“NOLs”). The amount of the valuation allowance is significantly dependant on our historical performance and assumptions regarding future taxable income and the availability of these NOLs to offset future taxable income. Changes in estimates relating to assumptions regarding future taxable income and valuation allowance may have a significant impact on net income (loss). We have a valuation allowance against deferred tax assets of $9.8 million as of June 30, 2009. For business combinations, we must record deferred taxes and liabilities relating to the book versus tax basis differences of acquired assets and liabilities. Generally, such business combinations result in deferred tax liabilities as the book values are reflected at fair value whereas the tax basis is carried over from the acquired company. Such deferred taxes initially are estimated based on preliminary information and are subject to change as valuations and tax returns are finalized.

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

          During the three months ended June 30, 2009, no stock purchase plan shares were issued. During the six months ended June 30, 2009, 15,229 employee stock purchase plan shares were issued with proceeds of $10,000.

          No other shares of common stock were issued during the six months ending June 30, 2009.

          Earnings per Share Calculation

          The reconciliation of the share denominator used in the basic and diluted net income per share computations is as follows:

	Three Months Ended		Six Months Ended

	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Weighted average common shares outstanding used in basic net income per share computation	16,781,700	16,838,981	16,778,993	16,934,987

Dilutive effect of common stock equivalents, using the treasury stock method	23,342	—	436	—

Shares used in dilutive net income per share computation	16,805,042	16,838,981	16,779,429	16,934,987

          For the three month period ended June 30, 2009, 1,728,004 options were excluded as their effect was anti-dilutive in the period. For the six month period ended June 30, 2009, 2,019,500 options were excluded as their effect was anti-dilutive in the period. Because the Company reported a loss for the three and six month period ending June 30, 2008, all outstanding options to purchase 1,854,369 shares of common stock were excluded from the diluted net income per share computation as their effect on loss per share have been anti-dilutive.

          Stock Repurchase Plan

          On December 10, 2007 our Board of Directors authorized a stock repurchase program whereby up to 750,000 shares of our Common Stock may be repurchased. In authorizing the repurchase program, our Board of Directors expressed its continued confidence in our near- and long-term financial and operating performance and its commitment to enhancing shareholder value. The duration of the repurchase program is open-ended. Under the program, we are able to purchase shares of common stock through open market transactions at prices deemed appropriate. The timing and amount of repurchase transactions under this program depend on market conditions and corporate and regulatory considerations. The program was suspended indefinitely by the Board of Directors on June 26, 2008. As of June 30, 2009, we had repurchased 624,871 shares of our common stock. No shares have been repurchased in 2009.

          Stock-Based Compensation Expense

          We account for stock option grants in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), “Share Based Payment” “SFAS 123(R)”. Stock-based compensation expense recognized under SFAS 123(R) for employees, directors, and outside consultants is as follows:

	Three Months Ended		Six Months Ended

	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Stock based compensation expense:
Recorded in cost of sales	$9,000	$16,000	$18,000	$32,000
Recorded in selling, general and administrative	122,000	89,000	161,000	160,000

Total stock based compensation	$131,000	$105,000	$179,000	$192,000

Estimated fair value of options granted to employees and directors	$34,000	$202,000	$35,000	$202,000

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

          During the six months ending June 30, 2009, 40,000 stock options (right to purchase stock) were issued to outside board members. The assumptions used to value these options were as follows:

	Three Months Ended		Six Months Ended

	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Volatility	58.52%	40.58%	57.87%	40.58%
Risk-Free Interest Rates	2.76%	2.95%	2.69%	2.95%
Expected Lives in Years	5.26	5.11	5.26	5.11
Dividend Yield	—	—	—	—
Forfeiture rate	14.7%	16.7%	14.7%	16.7%

          SFAS 123(R) requires companies to estimate the fair value of share-based payment awards to employees and directors on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Consolidated Statements of Operations.

          As stock-based compensation expense recognized in the Consolidated Statements of Operations for the three and six months ended June 30, 2009 and the three and six months ended June 30, 2008 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

          Accordingly, as of December 31, 2008 we operated in three segments, Gourmet Foods Products, Sonoma Cheese Products, and Further Processed Protein Products. However, for six months ended June 30, 2009, we are operating in two segments because of the discontinued operation. We use operating income as the profit measure for each reporting segment.

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

          Information on segments and reconciliation to operating income are as follows (in thousands):

MONTEREY GOURMET FOODS
SEGMENT REPORTING

	Three Months Ended		Six Months Ended

	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Net Revenues
Gourmet Foods Products	17,809	20,052	37,401	42,595
Sonoma Cheese Products	$1,471	$1,591	$2,854	$3,004

Total Net Revenues	$19,280	$21,643	$40,255	$45,599

Operating Income (Loss):
Gourmet Foods Products	117	535	865	907
Sonoma Cheese Products	$67	$(95)	$112	$(2,678)

Total Operating Income (Loss)	$184	$440	$977	$(1,771)

	June 30, 2009	December 31, 2008

Assets
Gourmet Foods Products	34,104	34,033
Sonoma Cheese Products	$1,656	$1,522

Total Assets	$35,760	$35,555

10.	New Accounting Pronouncements

          In May 2009, the Financial Accounting Standards Board (FASB) issued SFAS No. 165, “Subsequent Events” This standard is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for fiscal years and interim periods ended after June 15, 2009. We adopted this standard effective June 15, 2009 and have evaluated any subsequent events through the date of this filing. We do not believe there are any material subsequent events which would require further disclosure.

          In April 2009, the FASB issued FSP SFAS 107-1 and APB 28-1, “Interim Disclosures About Fair Value of Financial Instruments” (FSP SFAS 107-1). FSP SFAS 107-1 amends SFAS No. 107, “Disclosures about Fair Values of Financial Instruments” and Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” to require disclosures about fair value of financial instruments in interim financial statements. FSP SFAS 107-1 is effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. There was no significant impact on our consolidated financial statements for the three months ended June 30, 2009.

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

          Our product distribution to grocery and club stores increased from approximately 25 stores as of December 1989, to over 11,000 stores by June 30, 2009. During recent years we added retail and club distribution through internal growth and through Isabella’s Kitchen, Emerald Valley Kitchen, CIBO Naturals, and Sonoma Cheese acquisitions. In 2004, our shareholders approved the change of the name of the Company to Monterey Gourmet Foods, Inc. The name change was made to more accurately define our strategic direction. The name change also announces to the investor community, our customers and consumers, our strategic direction to become a complete supplier of gourmet refrigerated foods.

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

          In 2009, we finished shuttering the Further Processed Protein reporting segment as it had declining sales and has not been able to generate a profit for several years. For the six months ending June 30, 2009, we recorded an income before tax loss of $42,000 to dispose of the remaining inventory and other expenses attributed to its closure. During 2009 we have focused on cost reduction initiatives including reducing employee counts, reducing costs, and discontinuing unprofitable products. We have also reacted to the current economic downturn by freezing wages, eliminating our 401K’s matching contribution and taking other cost cutting initiatives.

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

•

Introduce new products on a timely basis to maintain customer interest and to respond to changing consumer tastes. In order to maximize our margins, we will design new products that can be manufactured and distributed out of our Salinas, California, Eugene, Oregon, or Seattle, Washington facilities or through co-packer arrangement where we can introduce new products quickly to meet customer requests.

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

Results of Operations

          Net revenues from operations were as follows (in thousands):

	Three Months Ended		Six Months Ended

	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Net Revenues	$19,280	$21,643	$40,255	$45,599
Percent Change in Net Revenues from prior period	-11%	-3%	-12%	-2%

          These results and comparisons are for continuing operations only. The quarterly decrease in second quarter 2009 revenues compared with second quarter 2008 revenues is due to a 38% decline in tamale revenues as a result of additional competition, together with a 34% decline in sales to our second largest customer, and a 22% reduction in our revenues to our retail customers. These reductions in revenues are offset by a 17% increase from our co-branded and private label brands. We are also experiencing increases in our foodservice revenues.

          The decrease in first six months of 2009 revenues compared with the first six months of 2008 revenues is due to a 39% decline in tamale revenues as a result of additional competition, together with a 31% decline in sales to our second largest customer.

          Gross profit and gross margin were as follows (in thousands):

	Three Months Ended		Six Months Ended

	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Gross profit	$5,039	$6,150	$10,889	$11,850

Gross margin percent	26.1%	28.4%	27.1%	26.0%

          Gross margin percent for the year ended December 31, 2008 was 24.9%. The gross margin for the second quarter of 2009 decreased compared to the second quarter of 2008 due to an eleven percent reduction in net revenues. The decrease in gross margin percentage is due to our fixed production costs being spread over lower revenue volume flowing through our plants, especially our pasta revenue to our second largest customer. These higher per unit costs were partially offset by lower raw material costs and the cost reduction initiatives we have taken.

          The gross margin percent for the first six months of 2009 increased compared to the first six months of 2008. This increase in gross margin percentage is due to lower raw material costs and the cost reduction initiatives we have taken. The reduced costs are partially offset by lower revenues which reduced the plant overhead absorption rate.

          Selling, general and administrative expenses or SG&A were as follows (in thousands):

	Three Months Ended		Six Months Ended

	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

SG&A Expense	$4,865	$5,702	$9,922	$12,007

SG&A Expense as a percent of net revenues	25.2%	26.3%	24.6%	26.3%

          For the calendar year ended December 31, 2008, SG&A expenses were 27.6% of net revenues. SG&A as a percent of net revenues for the three months ended June 30, 2009 was 25.2% which is down from 26.3% for the three months ended June 30, 2008. The decrease compared to the second quarter of 2008 is related to reduced costs from our initiatives to reduce costs and lower freight costs. SG&A expense in dollars was reduced by 15% or $837,000. The main components of the SG&A decrease are reductions in costs of freight ($391,000) and salaries and benefits ($448,000).

          SG&A as a percent of net revenues for the six months ended June 30, 2009 was 24.6%. The decrease compared to the first six months of 2008 is related to reduced costs from our initiatives to reduce costs and lower freight costs. SG&A expense in dollars was reduced by 17% or $2.1 million. The main components of the SG&A decrease are reductions in costs of freight ($964,000); legal fees ($107,000); salaries and benefits ($1,228,000); and travel costs ($121,000).

          Freight to customers is included in SG&A costs. Our freight costs for the three months and six months ended June 30, 2009 were $803,000 and $1,585,000. Our freight costs for the three months and six months ended June 30, 2008 were $1,195,000 and $2,549,000.

          Depreciation and amortization expense, included in cost of sales and SG&A, was $1,556,000 or 3.9% of net revenues for the six months ended June 30, 2009 compared to $1,498,000 or 3.3% of net revenues for the six months ended June 30, 2008. The increase in depreciation expense in 2009 is associated with additional equipment and leasehold improvements associated with the new production facility in Kent, Washington.

          Net interest income was $1,000 for the quarter ended June 30, 2009, compared to net interest income of $22,000 for the same quarter in 2008. For the six months ended June 30, 2009, net interest income was $2,000 compared to net interest income of $48,000 for the same period in 2008. The reduced income is a result of the lower interest rate being paid on the Company’s excess cash.

          Income taxes for the second quarter of 2009 reflect a tax expense of $9,000, which reflects a 4% tax rate compared with income tax expense of $757,000 or approximately 133% of pretax income for the same period in 2008. Income taxes for the first six months of 2009 reflect a tax expense of $41,000, which reflects a 4% tax rate compared with income tax expense of $3,000 for the same period in 2008. We determine our quarterly tax provision based on the expected annual effective tax rate by tax filing entities and jurisdictions. Overall we are projecting a profit for 2009 and because we have an NOL carryover, we will only pay Alternative Minimum Taxes for federal tax purposes. We will also pay certain state taxes in California and some other states mainly because California suspended the loss deduction in 2009 but California allows the tax to be offset by 50% of the tax credits.

          We continue to have a valuation allowance of 100% of our deferred tax assets at June 30, 2009. The full valuation allowance was established during the fourth quarter of 2008 as a result of the reassessment of the realizability of deferred tax assets.

          Segment Results:

          We operate in two segments: Gourmet Foods Products and Sonoma Cheese Products.

          Gourmet Foods Products Results:

	Three Months Ended		Six Months Ended

	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Gourmet Foods Products
Net Revenues	$17,809	$20,052	$37,401	$42,595
Gross Profit	$4,635	$5,916	$10,224	$12,016
Operating Profit	$117	$535	$865	$907

Gross profit percentage	26.0%	29.5%	27.3%	28.2%
SGA percentage	25.4%	26.8%	25.0%	26.1%

Highlights for the three months ended June 30, 2009:

•	Our tamale sales declined 38% or $360,000 less than the same quarter last year. This is due to increased competition for our sales of this item to Costco
•	Our pasta sales declined 20% partially due to our second largest customer switching from a branded product to a private labeled product. Our sales are down as they transition their product line up.
•

The gross margin percentage of 26.0% for the three months ended June 30, 2009 decreased compared to 29.5% for the three months ended June 30, 2008 due mainly to lower production volume through our plants, especially our plant where our refrigerated pasta and our tamales are produced.

•

SG&A as a percent of net revenues for the three months ended June 30, 2009 was 25.4% compared to 26.9% for the three months ended June 30, 2008. The decrease in SG&A as a percent of net revenues for 2009 compared to 2008 is due to lower salaries and operating costs associated with our cost reduction initiatives offset by a decline in net revenues.

Highlights for the six months ended June 30, 2009:

•	Our tamale sales declined 39% or $934,000 less than the same six months last year. This is due to increased competition for our sales of this item to Costco
•

Our pasta sales declined 16% partially due to our second largest customer switching from a branded product to a private labeled product. Our sales are down as they transition their product line up. The gross margin percentage of 27.3% for the six months ending June 30, 2009 decreased compared to 28.2% for the same six months of 2008 due mainly to lower net revenues and its impact on our overhead absorption.

•

SG&A as a percent of net revenues for the six months ended June 30, 2009 was 25.0% compared to 26.1% for the six months ended June 30, 2008. The decrease in SG&A as a percent of net revenues for 2009 compared to 2008 is due to lower salaries and operating costs associated with our cost reduction initiatives offset by a decline in net revenues.

          Sonoma Cheese Products results:

	Three Months Ended		Six Months Ended

	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Sonoma Cheese Products
Net revenues	$1,471	$1,591	$2,854	$3,004
Gross profit	$404	$234	$665	$(166)
Impairment	$—	$—	$—	$(1,606)
Operating profit (loss)	$67	$(95)	$112	$(2,678)

Gross profit percentage	27.4%	14.7%	23.3%	-5.5%
SGA percentage	22.9%	20.7%	19.4%	30.1%

Highlights for the three months ended June 30, 2009:

•

Packaged cheese products revenues declined 7% when comparing the three months ended June 30, 2009 with the three months ended June 30, 2008. The decline is attributable to consumers purchasing lower priced items as opposed to specialty cheeses.

•	The gross margin percentage of 27.4% for the quarter ended June 30, 2009 increased compared to 14.7% for the three months ended June 30, 2008, which reflects lower cheese and milk prices
•

SG&A as a percent of net revenues for the three months ended June 30, 2009 was 22.9% compared to 20.7% for the same period ended June 30, 2008. The increase in SG&A for 2009 compared to 2008 is due to the fact that we received a legal settlement in June of 2008 that reimbursed us for certain legal expenses incurred over the previous year.

Highlights for the six months ended June 30, 2009:

•

Packaged cheese products revenues declined 5% when comparing the six months ended June 30, 2009 with the six months ended June 30, 2008. The decline is attributable to consumers purchasing lower priced items as opposed to specialty cheeses.

•

The gross margin percentage of 23.3% for the six months ended June 30, 2009 increased compared to (5.5)% for the six months ended June 30, 2008, which reflects lower cheese and milk prices. In addition, in March 2008, we set up inventory reserves for items from processed cheeses and lower margin items which we discontinued.

SG&A as a percent of net revenues for the six months ended June 30, 2009 was 19.4% compared to 30.1% for the same period ended June 30, 2008. The decrease in SG&A for 2009 compared to 2008 is due to the fact that in 2008 we experienced higher selling expenses, higher freight costs, higher legal fees, accrual for severance payments, and lower sales.

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

          In addition, on April 18, 2008, the Company, Sonoma Foods, Inc., and the shareholders of Sonoma entered into an agreement amending the Purchase Agreement dated April 7, 2005, pursuant to which we acquired all of the outstanding shares of Sonoma. Pursuant to the amendment, our purchase of the remaining 20% of Sonoma’s outstanding shares not already owned by us was accelerated and the purchase price was set at $50,000, plus a potential earn-out based upon an agreed formula. At the same time, the Company and the shareholders terminated existing employment agreements with the shareholders and entered into severance arrangements which provide for payments and benefits substantially equivalent to those provided by the former employment agreements. From the purchase of minority interest, we recorded a gain of $109,000 in the three months ended June 30, 2008. The gain was reported in other income in our statement of operations.

Liquidity and Capital Resources

          During the six months ended June 30, 2009, we provided $2,040,000 of cash from operations compared to $3,597,000 in cash provided by operations for the six months ended June 30, 2008. As illustrated in the following table, adjusting for working capital which was impacted by the timing of cash payments and cash receipts; we provided $2,686,000 cash from operating activities compared to $1,483,000 of cash for the same six months in 2008 which represents an 81% increase.

	Six Months Ended

	June 30, 2009	June 30, 2008

Cash flows from operating activities:
Net income (loss)	$951	$(1,704)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,556	1,498
Impairment and restructuring	—	1,606
Stock-based compensation	179	192
Gain on acquisition of minority interest	—	(109)

Sub-Total	2,686	1,483

Adjustments related to changes in working capital and other	(646)	2,114

Net cash provided by operating activities	$2,040	$3,597

          Stock-based compensation expense accounted for $179,000 of non-cash expense for the six months ended June 30, 2009 compared to $192,000 for the six months ended June 30, 2008. Capital expenditures were $409,000 in the six months ended June 30, 2009. Capital spending in 2009 will be limited to projects deemed necessary to run or improve the business until we can grow our revenue sufficient to justify additional spending to support growth.

          During the first six months of 2009, we issued 15,229 shares under our Employee Stock Purchase Plan and received cash of $10,000. No other additional shares were issued during in 2009.

          During the first six months of 2008, we issued 5,612 shares under our Employee Stock Purchase Plan and received cash of $13,000. Additionally, 10,000 shares of common stock were issued during the same period as part of employee option exercises with proceeds of $12,000.

          As of June 30, 2009 we had $3.8 million of cash recorded on our balance sheet. Cash is held in our checking account or in short-term money market accounts with no withdrawal restrictions. Cash accounts are FDIC insured up to the FDIC insurance limits. In addition, we had $11.1 million of working capital as of June 30, 2009.

          We finance our operations and growth primarily with cash flows generated from operations. We have a $5.0 million working capital line of credit which is currently unused. The working capital line of credit commitment expires June 30, 2010. In addition, we have a letter of credit in the amount of $400,000 which is issued in favor of an insurance company to support the outstanding liabilities of a self-funded worker’s compensation program. The letter of credit expires January 2, 2010.

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

	Payments due by period

Contractual obligations (in thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Operating leases	$10,279	$1,680	$3,401	$2,487	$2,711

Total	$10,279	$1,680	$3,401	$2,487	$2,711

          We have a standby letter of credit in favor of an insurance company for $400,000 for Worker’s Compensation insurance which expires on January 2, 2010. We also purchase custom made finished products ready for sale from certain suppliers (“co-packers”). From time to time, these co-packers acquire raw materials that are specific to the products being manufactured for us. We have oral agreements with these co-packers that if we cease selling these products, we will purchase the residual inventory from the co-packers.

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

Inventory Valuation

          Inventories are stated at the lower of cost (using the first-in, first-out method) or market and consist principally of component ingredients to our refrigerated pasta and sauces, finished goods, and packaging materials. Many of the ingredients used in our products have a short shelf life and if not used in a certain amount of time may spoil. We estimate that the raw material will be used in a timely manner; however, we have established certain reserves for the potential of inventory obsolescence, especially for slow moving inventory. As of June 30, 2009, we reduced the carrying value of our inventory by $481,000. This write-down was made to cover certain refrigerated raw material inventory that is nearing its shelf-life, certain packaging labels for products that may be rotated out of the Club Store accounts, products that have already been rotated out of the Club Store accounts that may or may not be rotated back into the Club Store accounts, and products that have been discontinued especially certain items associated with Sonoma Cheese. The allowance is established based on our estimate of alternative usage or salvage value of obsolete inventory. We believe our estimates for spoiled and obsolete inventory is adequate given the current volume of business to our customers.

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

Valuation of Goodwill/Indefinite-lived Intangible Assets

          Under SFAS 142, “Goodwill and Other Intangible Assets” goodwill and intangible assets with indefinite useful lives are to be tested for impairment at least annually and we tested these assets as of December 31, 2008. The primary identifiable intangible assets of each reporting unit with indefinite lives are trademarks, tradenames and goodwill acquired in business acquisitions. As of December 31, 2008, the net book value of tradename and trademarks and other identifiable indefinite-lived intangible assets was reduced by $501,000 to $1.3 million and such assets are now considered finite-lived assets and will be amortized prospectively over 20 years.

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

          As of June 30, 2009, we have no goodwill or indefinite lived assets recorded on our books.

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

Accounting for Stock-Based Awards

          On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”). We adopted the fair value recognition provisions of SFAS 123R, using the modified prospective transition method. As a result of adopting SFAS 123R, we recorded a pre-tax expense of $179,000 for stock-based compensation for the six months ended June 30, 2009 compared to $192,000 for the six months ended June 30, 2008.

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

          For the six months ended June 30, 2009, Costco Wholesale accounted for 55% and Sam’s Club accounted for 11% of our net revenues. For the six months ended June 30, 2008, Costco Wholesale and Sam’s Club, accounted for 51% and 15%, respectively, of our net revenues. No other customer accounted for greater than 10% of net revenues for the period.

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

          In the ordinary course of our business we enter into commitments to purchase raw materials over a period of time, generally nine months to one year, at contracted prices. At June 30, 2009 these future commitments were not at prices in excess of current market, or in quantities in excess of normal requirements. We do not utilize derivative contracts either to hedge existing risks or for speculative purposes.

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

          The interest payable on our bank line of credit is based on variable interest rates and therefore affected by changes in market interest rates. As of June 30, 2009, we do not have any loans with variable interest rates.

          Currency Risk

          During the three and six months ended June 30, 2009, we did not sell any product in currency other than US dollars.

Item 4.	Controls and Procedures

          Evaluation of Disclosure Controls and Procedures

          As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (together the “Certifying Officers”), of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2009, the end of the period covered by this report. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective as of June 30, 2009 to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Certifying Officers, as appropriate, to allow for timely decisions regarding required disclosure.

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

          Changes in Internal Controls

          There has been no change during our quarter ended June 30, 2009 in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4.	Submission of Matters to a Vote of Security Holders

(a) The Company’s annual stockholders’ meeting was held June 19, 2009.

(c) At the annual meeting the following matters were approved:

          Proposal 1 - Election of Directors

	For	Against	Abstain

Charles B. Bonner	9,763,673	3,902,003	0

Van Tunstall	9,885,062	3,780,614	0

Tammy G. Katz	13,565,450	100,226	0

John H. McGarvey	9,906,986	3,758,690	0

Walter L. Henning	9,749,454	3,916,222	0

Viji Sampath	9,746,654	3,919,022	0

Mark C. Frandsen	13,574,541	91,135	0

Eric C. Eddings	9,909,687	3,755,989	0

Scott S. Wheeler	9,910,687	3,754,989	0

          Proposal 2 - To approve the selection of McGladrey & Pullen, LLP as the Company’s independent public accountants for the calendar year 2009.

For	Against	Abstain

13,600,509	41,269	23,898

Item 6.	Exhibits

          See Index of Exhibits for all exhibits filed with this report.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONTEREY GOURMET FOODS

Date: August 4, 2009
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
10.20

Third Modification to Business Loan Agreement between the Company and Comerica Bank dated January 5, 2005. (incorporated by reference to Exhibit 10.33 filed with the Company’s Form 10-K for the fiscal year ended December 26, 2004, filed on March 25, 2005

10.21

Fourth Modification to Business Loan Agreement between the Company and Comerica Bank dated April 11, 2005 (incorporated by reference from Exhibit 10.24 to the Company’s Form 10-Q for the quarter ended September 30, 2005 filed with the Commission).

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