Form 10-Q
period 2009-09-30
MONTEREY GOURMET FOODS
filed 2009-11-04
CIK 913032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2009

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
Yes ☐   No ☒

At November 4, 2009, 16,790,082 shares of common stock, $.001 par value, of the registrant were outstanding.

MONTEREY GOURMET FOODS, INC.
FORM 10-Q

Exhibit 31.1	Section 302 Certification of Chief Executive Officer

Exhibit 31.2	Section 302 Certification of Chief Financial Officer

Exhibit 32.1	Section 906 Certification of Chief Executive Officer

Exhibit 32.2	Section 906 Certification of Chief Financial Officer

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MONTEREY GOURMET FOODS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	September 30, 2009	December 31, 2008

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,799	$2,151
Accounts receivable less allowances of $794 and $862	5,851	5,725
Inventories	6,809	6,642
Prepaid expenses and other	915	808

Total current assets	17,374	15,326

Property and equipment, net	14,289	15,420
Deposits and other	183	249
Intangible assets, net	4,097	4,560

Total assets	$35,943	$35,555

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,659	$4,316
Accrued payroll and related benefits	1,234	1,057
Accrued and other current liabilities	865	1,279

Total current liabilities	5,758	6,652

Other long-term liabilities	264	217

Stockholders’ equity:
Preferred stock, $.001 par value, 1,000,000 shares authorized, none outstanding	—	—
Common stock, $.001 par value, 50,000,000 shares authorized, 17,414,953 and 17,391,342 issued and 16,790,082 and 16,766,471 outstanding	17	17
Additional paid-in capital	61,152	60,875
Treasury stock 624,871 and 624,871 shares, respectively, at cost	(1,789)	(1,789)
Accumulated deficit	(29,459)	(30,417)

Total stockholders’ equity	29,921	28,686

Total liabilities and stockholders’ equity	$35,943	$35,555

The accompanying notes are an integral part of these consolidated financial statements.

MONTEREY GOURMET FOODS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands except earnings per share numbers and share totals)

	Three Months Ended		Nine Months Ended

	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008

Net revenues	$20,399	$21,678	$60,654	$67,277
Cost of sales	15,238	16,172	44,604	49,921

Gross profit	5,161	5,506	16,050	17,356

Selling, general and administrative expenses	5,077	5,852	14,999	17,859

Impairment and restructuring	—	—	—	1,606

Gain (loss) on disposition of assets	(107)	—	(97)	(8)

Operating income (loss)	(23)	(346)	954	(2,117)

Other income, net	29	—	83	115

Interest income, net	1	15	3	63

Income (loss) before income taxes	7	(331)	1,040	(1,939)
Income tax benefit (provision)	—	—	(41)	(3)

Net income (loss) from continuing operations	7	(331)	999	(1,942)

Income (loss) from discontinued operations, net of tax	—	(193)	(41)	(286)

Net income (loss)	$7	$(524)	$958	$(2,228)

Basic income (loss) per share
Income (loss) from continuing operations	$0.00	$(0.02)	$0.06	$(0.12)
Net income (loss)	$0.00	$(0.03)	$0.06	$(0.13)

Diluted income (loss) per share
Income (loss) from continuing operations	$0.00	$(0.02)	$0.06	$(0.12)
Net income (loss)	$0.00	$(0.03)	$0.06	$(0.13)

Weighted average primary shares outstanding	16,784,433	16,758,100	16,780,806	16,876,025
Weighted average diluted shares outstanding	16,805,466	16,758,100	16,781,387	16,876,025

The accompanying notes are an integral part of these consolidated financial statements.

MONTEREY GOURMET FOODS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands of dollars)

	Nine Months Ended

	September 30, 2009	September 30, 2008

Cash flows from operating activities:
Net income (loss)	$958	(2,228)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,334	2,245
Impairment and restructuring	—	1,606
Stock-based compensation	262	262
(Gain) loss on disposition of assets	97	16
Gain on acquisition of minority interest	—	(109)
Changes in assets and liabilities:
Accounts receivable	(126)	(523)
Inventories	(167)	484
Prepaid expenses	(107)	112
Deposits and other	66	(87)
Accounts payable	(657)	1,595
Accrued liabilities	(190)	328

Net cash provided by operating activities	2,470	3,701

Cash flows from investing activities:
Purchase of property and equipment, net	(859)	(4,641)
Proceeds from sale of property and equipment	22	15
Acquisition of businesses net of cash and minority interest	—	(50)

Net cash used in investing activities	(837)	(4,676)

Cash flows from financing activities:
Repayment of debt	—	(44)
Repayment of capital lease obligations	—	(35)
Purchase of treasury stock	—	(1,132)
Proceeds from issuance of common stock	15	50

Net cash provided by (used in) financing activities	15	(1,161)

Net increase (decrease) in cash and cash equivalents	1,648	(2,136)

Cash and cash equivalents, beginning of period	2,151	5,541

Cash and cash equivalents, end of period	$3,799	$3,405

	September 30, 2009	September 30, 2008

Cash payments:
Interest	$—	$2
Income Taxes	$7	$103

The accompanying notes are an integral part of these consolidated financial statements.

MONTEREY GOURMET FOODS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

          Unless the context indicates otherwise, all reference in this Quarterly Report on Form 10-Q to “the Company”, “we”, “us”, “our”, and similar words are to Monterey Gourmet Foods, Inc. and its subsidiaries.

1.       Basis of Presentation

          The consolidated financial statements have been prepared by us and are unaudited. The financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not necessarily include all information and footnotes required by generally accepted accounting principles, and should be read in conjunction with our 2008 Annual Report on Form 10-K. In our opinion, the financial information includes all normal and recurring adjustments that we considers necessary to present fairly our consolidated financial position, results of operations and cash flows as of September 30, 2009. A description of our accounting policies and other financial information is included in our audited consolidated financial statements as filed with the Securities and Exchange Commission (“SEC”) in our Form 10-K for the year ended December 31, 2008. The consolidated results of operations for the interim quarterly periods are not necessarily indicative of the results expected for the full year.

          Certain reclassifications have been made to 2008 balances to conform to 2009 presentation.

          We have evaluated subsequent events through November 4, 2009, which is the date these financial statements were issued. Please see Footnote 11 for additional details.

2.       Impairment, Restructuring, Goodwill and Intangible Assets

          No impairment or restructuring occurred during the nine months of 2009.

          As a result of a significant reduction in sales at Sonoma Foods, particularly in March 2008, the Company determined that indicators of impairment existed for the Sonoma Foods intangible assets. As a result of this testing, we recorded a pre-tax, non-cash charge of approximately $1.1 million in the first quarter of 2008 related to the impairment of intangible assets and goodwill associated with the acquisition of Sonoma Foods. In connection with management’s evaluation of the Sonoma Foods reporting unit, the Company agreed to terminate the employment agreements with the minority stockholders of Sonoma Foods and enter into separate severance agreements. The Company recorded severance charges of $466,000 related to the severance agreements during the first quarter of 2008.

          Goodwill and other intangible assets at December 31, 2008 and September 30, 2009 consist of (in thousands):

	Gross goodwill and intangible assets

	December 31, 2007	Impairments 2008	December 31, 2008	Accumulated Amortization	Carrying Amount

Trademarks and tradenames	$220	$—	$220	$220	$—
Customer lists	5,982	(495)	5,487	3,055	2,432
Other intangibles	2,112	(118)	1,994	1,141	853

Total amortized intangible assets	8,314	(613)	7,701	4,416	3,285

Intangible assets with indefinite lives (1)	1,776	(501)	1,275	—	1,275

Total intangible assets	10,090	(1,114)	8,976	4,416	4,560

Goodwill	13,211	(13,211)	—	—	—

Total goodwill and intangible assets	$23,301	$(14,325)	$8,976	$4,416	$4,560

(1) Effective January 1, 2009, these intangible assets (mostly tradenames and trademarks) are amortized over 20 years.

	September 30, 2009

	Gross	Accumulated Amortization	Carrying Amount

Trademarks and tradenames	$1,495	$268	$1,227

Customer lists	5,487	3,371	2,116

Other intangibles	1,994	1,240	754

Total amortized intangible assets	$8,976	$4,879	$4,097

          Amortization expense of intangible assets for the nine months ended September 30, 2009 and September 30, 2008 was $463,000 and $505,000 respectively.

          The following table estimates our amortization expense for future years ending December 31 (in thousands):

Year	Estimated Amortization Expense (In thousands)

October through December 2009	$154
2010	617
2011	617
2012	537
2013	437
2014 and thereafter	1,735

Total	$4,097

3.       Discontinued Operations

          At the December 4, 2008, meeting of the Board of Directors of the Company (the “Board”), the Board agreed with management to look for a buyer for the further processed protein products sold under the Casual Gourmet brand. In addition, management presented to the Board discrete financial information for the Further Processed Protein Products currently being sold under the Casual Gourmet brand. The Board agreed with management to separate out these products for future Board meetings as these products were not a “core competency”. The Board further determined that, if we could not sell this segment, then we would by year end proceed to wind down and close all operations associated with this segment.

          We announced on December 30, 2008 to all the employees of the Further Processed Protein Segment that we would completely close this segment. We also notified all the customers of these products that we would stop shipping these products. Our last shipment was on February 14, 2009 and all excess inventory and assets were liquidated by April 30, 2009. The results of operations of our former Further Processed Protein Products are presented as discontinued operations. The following summarizes the results of the discontinued operations for the three and nine months ended September 30, 2009 and September 30, 2008 in thousands of dollars except the per share data.

MONTEREY GOURMET FOODS, INC.
STATEMENT OF OPERATIONS FROM DISCONTINUED OPERATIONS
(Unaudited)
(in thousands except earnings per share numbers and share totals)

	Three Months Ended		Nine Months Ended

	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008

Net revenues	$—	$1,513	$265	$5,445
Cost of sales	—	1,164	275	3,839

Gross profit	—	349	(10)	1,606

Selling, general and administrative expenses	—	541	32	1,883

Loss on disposition of assets	—	—	—	(8)

Operating income (loss)	—	(192)	(42)	(285)

Other income, net	—	(1)	—	(1)

Income (loss) before provision for income tax expense	—	(193)	(42)	(286)

Income tax (benefit) provision	—	—	(1)	—

Net income (loss) from discontinued operations	$—	$(193)	$(41)	$(286)

Basic loss per share from discontinued operations	$—	$(0.01)	$(0.00)	$(0.02)

Diluted loss per share from discontinued operations	$—	$(0.01)	$(0.00)	$(0.02)

Weighted average primary shares outstanding	16,784,433	16,758,100	16,780,806	16,876,025
Weighted average diluted shares outstanding	16,805,466	16,758,100	16,781,387	16,876,025

4.	Inventory

Inventories consist of the following:

	September 30, 2009	December 31, 2008

Production – Ingredients	$3,919	$3,989
Production – Finished goods	2,270	2,628
Paper goods and packaging materials	921	1,072
Operating supplies	81	65

	7,191	7,754
Allowances for spoils and obsolescence	(382)	(1,112)

	$6,809	$6,642

5.	Notes, Loans, and Capital Leases Payable

          We paid in-full all notes and capital leases during the first quarter of 2008 in advance of their maturity dates and we had no notes, loans or capital leases on our books through September 30, 2009. The long-term liability on our Balance Sheet is for deferred rent at our Kent, Washington facility.

6.	Credit Facility

          We have a $5.0 million working capital line of credit from Comerica Bank that is currently unused. Our working capital line of credit commitment expires June 30, 2010.

          The terms of our line of credit prohibit the payment of cash dividends (except with written approval) on our capital stock and restrict payments for, among other things, repurchasing shares of our capital stock. We implemented a stock repurchase program and received permission from the bank to proceed with this program. Other terms of our line of credit prohibit us from, among other things, (i) incurring additional indebtedness, (ii) adversely changing the capital structure, and (iii) acquiring assets other than in the normal course of business including specific limits on annual capital expenditures. Our line of credit also requires us to maintain certain financial covenants. We were in compliance with all of our bank covenants as of September 30, 2009.

7.	Income Taxes and Deferred Tax Asset Valuation Allowance

          We account for corporate income taxes using an asset and liability approach. This approach results in the recognition of deferred tax assets (future tax benefits) and liabilities for the expected future tax consequences of temporary timing differences between the book carrying amounts and the tax basis of assets and liabilities. During 2008 we established a valuation allowance equal to 100% of our deferred tax assets. All of our future tax benefits have valuation allowances against them due to past losses which increases the likelihood that the deferred tax assets may not be realized in the foreseeable future. Our deferred tax assets include significant amounts of net operating losses (“NOLs”). The amount of the valuation allowance is significantly dependant on our historical performance and assumptions regarding future taxable income and the availability of these NOLs to offset future taxable income. Changes in estimates relating to assumptions regarding future taxable income and valuation allowance may have a significant impact on net income (loss). We have a valuation allowance against deferred tax assets of $10.8 million as of September 30, 2009. For business combinations, we must record deferred taxes and liabilities relating to the book versus tax basis differences of acquired assets and liabilities. Generally, such business combinations result in deferred tax liabilities as the book values are reflected at fair value whereas the tax basis is carried over from the acquired company. Such deferred taxes initially are estimated based on preliminary information and are subject to change as valuations and tax returns are finalized.

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

          During the three months ended September 30, 2009, 8,382 employee stock purchase plan shares were issued with proceeds of $5,000. During the nine months ended September 30, 2009, 23,611 employee stock purchase plan shares were issued with proceeds of $15,000.

          No other shares of common stock were issued during the nine months ending September 30, 2009.

          Earnings per Share Calculation

          The reconciliation of the share denominator used in the basic and diluted net income per share computations is as follows:

	Three Months Ended		Nine Months Ended

	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008

Weighted average common shares outstanding used in basic net income per share computation	16,784,433	16,758,100	16,780,806	16,876,025

Dilutive effect of common stock equivalents, using the treasury stock method	21,033	—	581	—

Shares used in dilutive net income per share computation	16,805,466	16,758,100	16,781,387	16,876,025

          For the three month period ended September 30, 2009, 1,687,409 options were excluded as their effect was anti-dilutive in the period. For the nine month period ended September 30, 2009, 1,995,205 options were excluded as their effect was anti-dilutive in the period. Because the Company reported a loss for the three and nine month period ending September 30, 2008, all outstanding options to purchase 1,831,835 shares of common stock were excluded from the diluted net income per share computation as their effect on loss per share have been anti-dilutive.

          Stock Repurchase Program

          On December 10, 2007 our Board authorized a stock repurchase program whereby up to 750,000 shares of our common stock could be repurchased through open market transactions at prices deemed appropriate. The program was suspended indefinitely by the Board on June 26, 2008, and no shares have been repurchased since that date. As of September 30, 2009, we had repurchased 624,871 shares of our common stock. The program was terminated by the Board on October 8, 2009.

          Stock-Based Compensation Expense

          The Company provides stock option incentive compensation to employees and non-employee directors pursuant to two different plans. The Company’s policy is to grant options with the exercise price equal to the market price of the common stock on the date of grant. Ordinary options issued to employees vest over three years and expire ten years after the grant date. The fair value of stock-based compensation granted to non-employee directors is expensed at the time of the grant.

          Stock-based compensation expense for employees and directors for the three and nine months ended September 30, 2009 and 2008 was as follows:

	Three Months Ended		Nine Months Ended

	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008

Stock based compensation expense:
Recorded in cost of sales	$14,000	$19,000	$32,000	$51,000
Recorded in selling, general and administrative	69,000	51,000	230,000	211,000

Total stock based compensation	$83,000	$70,000	$262,000	$262,000

Estimated fair value of options granted to employees and directors	$—	$3,000	$35,000	$205,000

          During the nine months ending September 30, 2009, 40,000 stock options were issued to outside Board members. No options were issued during the third quarter of 2009. The assumptions used to value these options were as follows:

	Three Months Ended		Nine Months Ended

	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008

Volatility	—	40.42%	57.87%	40.58%
Risk-Free Interest Rates	—	3.14%	2.69%	2.95%
Expected Lives in Years	—	5.11	5.26	5.11
Dividend Yield	—	—	—	—
Forfeiture rate	—	17.1%	14.7%	17.1%

          For stock-based compensation we estimate the fair value of share-based payment awards to employees and directors on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Consolidated Statements of Operations.

          Since the amount of stock-based compensation expense recognized in the Consolidated Statements of Operations for the three and nine months ended September 30, 2009 and the three and nine months ended September 30, 2008 is based on awards not all of which are expected to vest ultimately, the amount has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

          Shareholder Protection Rights Plan

          On July 1, 2008, we announced that we had entered into a Shareholder Protection Rights Agreement (the “Rights Agreement”) with Corporate Stock Transfer, Inc., as Rights Agent (“Rights Agent”). The Rights Agreement expires on July 1, 2018.

          Pursuant to the Rights Agreement, we distributed to each stockholder of record of our common stock as of July 11, 2008, one right per each share of common stock outstanding to purchase one one-hundredth share of the company’s Series A Junior Participating Preferred Stock at the price, subject to later adjustment, of $11.70 per one one-hundredth share (each a “Right”). Subject to certain exceptions, the Rights will be exercisable if any person or group, without the approval of the Board, acquires or makes a tender offer for 20% or more of the outstanding shares of common stock of the Company.

          Under certain circumstances, the Rights may be exercisable for twice their value of shares of common stock, valued at its market price at the time of exercise. In addition, under certain conditions the Rights are redeemable by the Company at the price of $0.001 per Right, subject to adjustment, or may be exchanged for shares of common stock.

          The Rights Agreement is required to be re-evaluated by a committee of independent members of the Board not less frequently than every three years in order to determine whether the Rights Agreement should be modified or the Rights redeemed in the best interests of the Company, its stockholders and other relevant constituencies.

          On October 8, 2009, the Board amended the Rights Agreement in connection with its approval of the proposed sale of the Company pursuant to a cash tender offer and merger. Please see Footnote 11 for additional details.

9.	Segment Reporting

          During 2008, we disclosed segment enterprise-wide information in accordance with FASB Accounting Standards Codification No. 280.1, “Disclosures about Segments of an Enterprise and Related Information.”

          On March 20, 2008, we reviewed the low margins and dwindling revenues being generated from the Sonoma Cheese Products and determined, among other strategic actions, to dedicate sales resources specifically to Sonoma Cheese Products, and to buy out the minority interest and the employment contracts of the minority stockholders. In order to make this decision, we reviewed discrete financial information for the Sonoma Cheese Products. As a result, we concluded that Sonoma Cheese constitutes an operating segment and reporting unit and therefore, we are reporting Sonoma Cheese Products as a separate reporting segment.

          At the December 4, 2008, meeting of the Board, the Board agreed with management to look for a buyer for the further processed protein products sold under the Casual Gourmet brand. In addition, management presented to the Board discrete financial information for the Further Processed Protein Products currently being sold under the Casual Gourmet brand. The Board agreed with management to separate out these products for future Board meetings as these products were not a “core competency”. The Board further determined that if we could not sell this segment, then we would by year end proceed to wind down and close all operations associated with this segment. As a result, certain trademark rights were transferred to Monterey Gourmet Foods, Inc. from Casual Gourmet Foods, Inc. and all operations ceased during February 2009. Therefore, this reporting unit is now being reported as a discontinued operation.

          Accordingly, as of December 31, 2008 we operated in three segments, Gourmet Foods Products, Sonoma Cheese Products, and Further Processed Protein Products. However, for the nine months ended September 30, 2009, we are operating in two segments because of the discontinued operation. We use operating income as the profit measure for each reporting segment.

Gourmet Foods Products: These products are developed from sophisticated recipes designed to enhance the eating experience. These products include ravioli, tortelloni, borsellini, pasta sauces, dips, hummus, salsa and other like products. The products are sold in various forms, flavors and sizes, are marketed to domestic food retailers, and are mostly produced in our facility locations at Salinas, California, and Kent, Washington.

Sonoma Cheese Products: Packaged cheese operations include all products sold under the Sonoma Cheese brand. These products are co-packed by cheese producers mostly in California, are sold to consumers as slices, shredded, or as eight or nine ounce blocks, and are marketed to domestic food retailers.

          Information on segments and reconciliation to operating income are as follows (in thousands):

	Three Months Ended		Nine Months Ended

	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008

Net Revenues
Gourmet Foods Products	18,861	20,095	56,262	62,690
Sonoma Cheese Products	$1,538	$1,583	$4,392	$4,587

Total Net Revenues	$20,399	$21,678	$60,654	$67,277

Operating Income (Loss):
Gourmet Foods Products	(81)	(115)	755	795
Sonoma Cheese Products	$58	$(231)	$199	$(2,912)

Total Operating Income (Loss)	$(23)	$(346)	$954	$(2,117)

	September 30, 2009	December 31, 2008

Assets
Gourmet Foods Products	34,313	34,033
Sonoma Cheese Products	$1,630	$1,522

Total Assets	$35,943	$35,555

10.	New Accounting Pronouncements

          In June 2009, the FASB issued authoritative guidance under ASC 105 which establishes the FASB Accounting Standards Codification (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles. ASC 105 became effective for financial statements issued for interim periods ended after September 15, 2009. All content within the Codification carries the same level of authority. The adoption of ASC 105 did not have a material effect on the Company’s consolidated financial statements.

          In May 2009, the FASB issued a standard related to “Subsequent Events”. This standard is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This standard is effective for fiscal years and interim periods ended after June 15, 2009. We adopted this standard effective June 15, 2009 and have evaluated any subsequent events through the date of this filing.

11.	Subsequent Events

          On October 8, 2009, the Company, Pulmuone U.S.A., Inc., a California corporation (“Pulmuone”), and Pulmuone Cornerstone Corporation, a newly formed, wholly owned subsidiary of Pulmuone (“Purchaser”), entered into an Agreement and Plan of Merger (the “Merger Agreement”).

          Pursuant to the Merger Agreement, Purchaser has agreed to commence a tender offer (the “Offer”) for all of the Company’s outstanding shares of Common Stock at a purchase price of $2.70 per share in cash (the “Offer Price”). The Offer is scheduled to commence on or about November 9, 2009, and to expire, unless extended, on the 20th business day from and including the commencement date. The obligation of Pulmuone and Purchaser to consummate the Offer is subject to customary conditions, including that a majority of the outstanding shares of Company Common Stock (determined on a fully diluted basis), shall have been validly tendered and not withdrawn prior to the expiration of the Offer.

          In the Merger Agreement, the Company granted to Purchaser an irrevocable option (the “Top-Up Option”) to purchase at the Offer Price a number of authorized but unissued shares of Company Common Stock that would constitute at least one share more than 90% of the shares of Company Common Stock then outstanding (the “Top Up Shares”). In no event will the Top-Up Option be exercisable for a number of shares in excess of the number of authorized but unissued shares of Company Common Stock as of immediately prior to the issuance of the Top-Up Shares. The Top-Up Option will terminate upon the earlier of: (x) the fifth business day after the later of (1) the expiration date of the Offer and (2) the expiration of any “subsequent offering period”; and (y) the termination of the Merger Agreement in accordance with its terms.

          Upon successful completion of the Offer, and subject to the terms and conditions of the Merger Agreement, Purchaser will be merged with and into the Company, with the Company surviving as a wholly owned subsidiary of Pulmuone (the “Merger”). At the effective time of the Merger, each issued and outstanding share of Company Common Stock, other than shares held in the treasury of the Company or owned by Pulmuone, Purchaser or any of their subsidiaries, and shares of Company Common Stock held by stockholders who properly demand appraisal rights, will be converted into the right to receive the Offer Price.

          The Merger Agreement contains representations, warranties and covenants customary for a transaction of this nature.

          The Merger Agreement permits the Company to solicit alternative acquisition proposals from third parties until November 7, 2009 (the “Go-Shop Period Termination Date”). In addition, the Company may at any time respond to unsolicited proposals. There can be no assurance that this process will result in an alternative transaction. The Company does not intend to disclose developments with respect to the solicitation process unless and until the Board has made a decision to accept an alternative acquisition proposal, if any, it has received.

          The Merger Agreement also includes customary termination provisions for the Company and Pulmuone and provides that, in connection with the termination of the Merger Agreement under specified circumstances, the Company will be required to pay Pulmuone a termination fee of $2.17 million (inclusive of expenses incurred by Pulmuone and Purchaser), except that the termination fee will be $1.28 million (inclusive of expenses incurred by Parent and Purchaser) in the event the Merger Agreement is terminated by the Company in order to except a superior proposal from a party with whom the Company has had ongoing discussions or negotiations prior to the Go-Shop Period Termination Date and has been identified in writing to Pulmuone.

          On October 8, 2009, pursuant to Section 2.5 of the Merger Agreement, the Board approved and adopted an amendment (the “ESPP Amendment”) to the Monterey Gourmet Foods, Inc. 1995 Employee Stock Purchase Plan (the “ESPP”). Pursuant to the ESPP Amendment, no new offering periods under the ESPP will commence following October 8, 2009.

          On October 8, 2009, prior to the execution of the Merger Agreement, the Board approved a First Amendment to the Shareholder Protection Rights Agreement (the “Rights Agreement Amendment”). The Rights Agreement Amendment, among other things, renders the Rights Agreement inapplicable to the Merger Agreement and the transactions contemplated thereby (including without limitation the Offer and the Merger). The Rights Agreement Amendment also provides that the Rights Agreement will terminate at the effective time of the Merger.

          The foregoing descriptions of the Merger Agreement, the ESPP Amendment, and the Rights Agreement Amendment are qualified in their entirety by reference to the Company’s Report on Form 8-K filed with the SEC on October 9, 2009, by the full texts of those documents attached as exhibits thereto, and by information in confidential disclosure schedules provided by the Company to Pulmuone and Purchaser in connection with the signing of the Merger Agreement. These disclosure schedules contain information that modifies, qualifies and creates exceptions to the representations and warranties set forth in the Merger Agreement.

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

Background

          We were incorporated in June 1989 as a producer and wholesaler of refrigerated gourmet pasta and sauces to restaurants and grocery stores in the Monterey, California area. We have since expanded our operations to provide a variety of gourmet refrigerated food products to grocery and club stores throughout the United States, selected regions in Canada, the Caribbean, Latin America and Asia Pacific. Our overall strategic plan is to enhance the value of our brands by distributing our gourmet products through multiple channels of distribution.

          Our product distribution to grocery and club stores increased from approximately 25 stores as of December 1989, to over 11,000 stores by September 30, 2009. During recent years we added retail and club distribution through internal growth and through Isabella’s Kitchen, Emerald Valley Kitchen, CIBO Naturals, and Sonoma Cheese acquisitions. In 2004, our stockholders approved the change of the name of the Company to Monterey Gourmet Foods, Inc. The name change was made to more accurately define our strategic direction. The name change also announces to the investor community, our customers and consumers, our strategic direction to become a complete supplier of gourmet refrigerated foods.

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

          In 2006, we focused on expanding distribution of our current products, consolidating production facilities in Salinas, improving the quality of our current products, hiring experts in product development and creativity to better utilize our production equipment, improving the synergies between our different brands, and reorganizing our brands into one operating unit. Also in September 2006, the Board of the Company appointed Eric Eddings as President and Chief Executive Officer of the Company.

          In 2007, we focused on strategic growth, improving the synergies that are possible with one sales force for all brands, one marketing department, one finance department, one information systems department, one manager in charge of all our production facilities, and one unified goal to improve our profitability. We focused on brand building with an emphasis on natural and/or organic products by expanding our product offerings of organic or made with organic ingredients as these products are being well received in the market place.

          In 2008, we addressed the capacity and efficiency constraints of our fragmented former Seattle, Washington facility by securing a ten year lease on a new facility in Kent, Washington, approximately 20 miles from the former location. We spent approximately $4.5 million preparing this new facility and moving equipment into it before occupying it in December 2008. The improvements added capacity to our sauce production and made other important changes in our production processes. In addition, we saw increases in the prices of many of our raw ingredients such as cheese, eggs, corn, flour, oil, pine nuts, and dairy products, and in our transportation costs, but we were not able to increase our prices sufficiently to offset these increased costs during the year.

          Also during 2008, we launched new items across all product lines, with the main focus on organic and made with organic products. Our goal is to gain incremental distribution points as soon as possible using promotional and sampling programs as vehicles. We also focused on Sonoma Foods and Casual Gourmet Foods because these two brands have become significantly less profitable during the last two years. In March 2008, we reviewed the low margins and decreasing revenues being generated from the Sonoma Cheese products and determined, among other things, to buy out the minority interest and the employment contracts of the minority stockholders.

          In 2009, we finished shuttering the Further Processed Protein Segment as it had declining sales and has not been able to generate a profit for several years. For the nine months ended September 30, 2009, we recorded an income before tax loss of $42,000 to dispose of the remaining inventory and other expenses attributed to its closure. During 2009, we have focused on cost reduction initiatives including reducing employee counts, reducing costs, and discontinuing unprofitable products. We have also reacted to the current economic downturn by freezing salaries and wages, eliminating our 401k matching contribution and taking other cost cutting initiatives.

          Also during 2009, we have focused on selling products under other labels besides the brands that we currently own. For example, during the third quarter of 2009, we began selling to Sam’s Club two pasta items which are being sold under the Sam’s Club Members Mark label. In addition, we began selling pasta products to Target Supercenters for the first time in the Company’s history.

          The success of our efforts to increase revenue will depend on several key factors: (1) whether grocery and club store chains will continue to increase the number of their stores offering our products, (2) whether we can continue to increase the number of grocery and club store chains offering our products, (3) whether we can continue to introduce new products that meet consumer acceptance, (4) whether we, by diversifying into other complementary businesses through new product offerings or acquisitions can leverage our strengths and continue to grow revenues at levels attractive to our investors, (5) whether our acquisitions perform as we planned, (6) whether we can maintain and increase the number of items we are selling to our two largest customers, and (7) whether we can successfully deter new competitors from entering the U.S. retail market from international sources. Grocery and club store chains continually re-evaluate the products carried in their stores, and no assurances can be given that the chains currently offering our product will continue to do so in the future.

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

•

Introduce new products on a timely basis to maintain customer interest and to respond to changing consumer tastes. In order to maximize our margins, we will design new products that can be manufactured and distributed out of our Salinas, California or Kent, Washington facilities or through co-packer arrangement where we can introduce new products quickly to meet customer requests.

•	Ensure that we have the proper and sufficient staff to accomplish our goals in a timely manner including enhancing our marketing department.

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

Results of Operations

          Net revenues from operations were as follows (in thousands):

	Three Months Ended		Nine Months Ended

	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008

Net Revenues	$20,399	$21,678	$60,654	$67,277
Percent Change in Net Revenues from prior period	-6%	-5%	-10%	-3%

          These results and comparisons are for continuing operations only. The quarterly decrease in third quarter 2009 revenues compared with third quarter 2008 revenues is due to a 72% decline in tamale revenues as a result of additional competition, together with a 9% decline in sales to our largest customer, and a 19% reduction in our revenues to our retail customers. These reductions in revenues are offset by a 32% increase from our co-branded and private label brands and a 30% increase in revenues to our second largest customer. We are also experiencing increases in our foodservice revenues.

          The decrease in the nine months of 2009 revenues compared with the nine months of 2008 revenues is due to a 49% decline in tamale revenues as a result of additional competition, together with a 15% decline in sales to our second largest customer.

          Gross profit and gross margin percent were as follows (in thousands):

	Three Months Ended		Nine Months Ended

	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008

Gross profit	$5,161	$5,506	$16,050	$17,356
Gross margin percent	25.3%	25.4%	26.5%	25.8%

          Gross margin percent for the year ended December 31, 2008 was 24.9%. The gross margin percent for the third quarter of 2009 decreased compared to the third quarter of 2008 due to a 6% reduction in net revenues and $228,000 of expenses associated with the closure of the Eugene, Oregon facility which is captured in our cost of goods sold and impacts our gross margin percent. Other costs associated with the Eugene, Oregon facility are captured elsewhere in the Statement of Operations. The costs were incurred mostly in September 2009 and we have had insufficient time to recover these costs through production in our Kent, Washington facility. Adding back these costs, our gross margin percent for the third quarter 2009 would have been 26.4%.

          The gross margin percent for the nine months of 2009 increased compared to the nine months of 2008.This increase in gross margin percent is due to lower raw material costs and the cost reduction initiatives we have taken. The reduced costs are partially offset by lower revenues which reduced the facility overhead absorption rate.

          Selling, general and administrative expenses, or SG&A, were as follows (in thousands):

	Three Months Ended		Nine Months Ended

	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008

SG&A Expense	$5,077	$5,852	$14,999	$17,859
SG&A Expense as a percent of net revenues	24.9%	27.0%	24.7%	26.5%

          For the calendar year ended December 31, 2008, SG&A expenses were 27.6% of net revenues. SG&A as a percent of net revenues for the three months ended September 30, 2009 was 24.9% which is down from 27.0% for the three months ended September 30, 2008. The decrease compared to the third quarter of 2008 is related to decreased costs from our initiatives to reduce costs and lower freight costs. SG&A expense in dollars was reduced by 13% or $775,000. The main components of the SG&A decrease are reductions in costs of freight ($260,000) and salaries and benefits ($272,000). We also spent $149,000 researching, developing, printing and introducing new presentation labels for our retail product line. During the three months ended September 30, 2009, we incurred $499,000 in legal fees, mostly associated with the merger transaction described in Footnote 11. SG&A as a percent of net revenues, excluding the legal fees, would have been 22.4% for the three months ended September 30, 2009.

          SG&A as a percent of net revenues for the nine months ended September 30, 2009 was 24.7%. The decrease compared to the first nine months of 2008 is related to decreased costs from our initiatives to reduce costs and lower freight costs. SG&A expense in dollars was reduced by 16% or $2.9 million. The main components of the SG&A decrease are reductions in costs of freight ($1,224,000); salaries and benefits ($1,561,000); and travel costs ($135,000). During the nine months ended September 30, 2009, we incurred $787,000 in legal and related costs, mostly associated with the merger transaction described in Footnote 11, which increased our SG&A costs.

          Freight to customers is included in SG&A costs. Our freight costs for the three months and nine months ended September 30, 2009 were $907,000 and $2,492,000, respectively. Our freight costs for the three months and nine months ended September 30, 2008 were $1,167,000 and $3,716,000, respectively.

          Depreciation and amortization expense, included in cost of sales and SG&A, was $2,334,000, or 3.8% of net revenues for the nine months ended September 30, 2009, compared to $2,245,000, or 3.3% of net revenues for the nine months ended September 30, 2008. The increase in depreciation expense in 2009 is associated with additional equipment and leasehold improvements associated with the new production facility in Kent, Washington and other capital expenditures during 2009.

          Gain or loss on disposition of fixed assets represents the write-off of $118,000 of leasehold improvements associated with the closure of the Eugene, Oregon facility offset by the cash sale of other fixed assets. The net of the two transactions equates to a net loss of the disposition of assets of $97,000.

          Net interest income was $1,000 for the third quarter ended September 30, 2009, compared to net interest income of $15,000 for the same quarter in 2008. For the nine months ended September 30, 2009, net interest income was $3,000 compared to net interest income of $63,000 for the same period in 2008. The reduced income is a result of the lower interest rate being paid on the Company’s excess cash.

          Income taxes for the third quarter of 2009 reflect a tax expense of $0, which reflects a 0% tax rate compared with income tax expense of $0 or approximately 0% of pretax income for the same period in 2008. Income taxes for the first nine months of 2009 reflect an income tax expense of $41,000, which reflects a 4% tax rate compared with an income tax expense of $3,000 for the same period in 2008. We determine our quarterly tax provision based on the expected annual effective tax rate by tax filing entities and jurisdictions. Overall we are projecting a profit for 2009, and because we have an NOL carryover, we will only pay Alternative Minimum Taxes for federal tax purposes and certain state taxes

          We continue to have a valuation allowance of 100% of our deferred tax assets at September 30, 2009. The full valuation allowance was established during the fourth quarter of 2008 as a result of the reassessment of the realizability of deferred tax assets.

          Segment Results:

          We operate in two segments: Gourmet Foods Products and Sonoma Cheese Products.

          Gourmet Foods Products Results:

	Three Months Ended		Nine Months Ended

	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008

Gourmet Foods Products
Net Revenues	$18,861	$20,095	$56,262	$62,690
Gross Profit	$4,804	$5,337	$15,030	$17,354
Operating Profit	$(81)	$(115)	$755	$795

Gross profit percentage	25.5%	26.6%	26.7%	27.7%
SGA percentage	25.9%	27.1%	25.4%	26.4%

Highlights for the three months ended September 30, 2009:

•	Our tamale sales declined 72% or $802,000 less than the revenues for the same quarter last year. This is due to increased competition for our sales of this item to Costco Wholesale.
•	Our pasta sales declined 4%, due in part to slower sales to our largest customer.
•

Our second largest customer switched from a branded product to a private labeled product. Even though this switch occurred during the third quarter of 2009, revenues to this customer were up 30% compared to the same quarter of 2008.

•

The gross margin percent of 25.5% for the three months ended September 30, 2009 decreased compared to 26.6% for the three months ended September 30, 2008 due mainly to lower production volume through our facilities, especially our facility where our refrigerated pasta and our tamales are produced and to the costs of $228,000 associated with closing the Eugene, Oregon facility.

•

SG&A as a percent of net revenues for the three months ended September 30, 2009 was 25.9% compared to 27.1% for the three months ended September 30, 2008. The decrease in SG&A as a percent of net revenues for 2009 compared to 2008 is due to lower salaries and operating costs associated with our cost reduction initiatives, offset by legal fees associated with the merger transaction described in Footnote 11.We also spent $149,000 researching, developing, printing and introducing new presentation labels for our retail product line.

Highlights for the nine months ended September 30, 2009:

•	Our tamale sales declined 49% or $1,735,000 less than revenues reported for the same nine months of 2008. This is due to increased competition for our sales of this item to Costco
•

Our pasta sales declined 11% partially due to our second largest customer switching from a branded product to a private labeled product. Our sales are down as this customer transitions its product line up.

•

The gross margin percent of 26.7% for the nine months ended September 30, 2009 decreased compared to 27.7% for the same nine months of 2008 due mainly to lower net revenues and its impact on our overhead absorption.

•

SG&A as a percent of net revenues for the nine months ended September 30, 2009 was 25.4% compared to 26.4% for the nine months ended September 30, 2008. The decrease in SG&A as a percent of net revenues for 2009 compared to 2008 is due to lower salaries and operating costs associated with our cost reduction initiatives offset by a decline in net revenues.

          Sonoma Cheese Products results:

	Three Months Ended		Nine Months Ended

	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008

Sonoma Cheese Products
Net revenues	$1,538	$1,583	$4,392	$4,587
Gross profit	$357	$169	$1,020	$2
Impairment	$—	$—	$—	$(1,606)
Operating profit (loss)	$58	$(231)	$199	$(2,912)

Gross profit percentage	23.2%	10.7%	23.2%	0.1%
SGA percentage	19.4%	25.2%	18.7%	28.5%

Highlights for the three months ended September 30, 2009:

•

Packaged cheese products revenues declined $45,000 when comparing the three months ended September 30, 2009 with the three months ended September 30, 2008. This is the first quarter for this year in which revenues are similar to those for the prior year. We have increased our distribution and our promotions are improving our sales.

•	The gross margin percent increased to 23.2% for the quarter ended September 30, 2009, as compared to 10.7% for the three months ended September 30, 2008, which reflects lower cheese and milk prices.
•

SG&A as a percent of net revenues for the quarter ended September 30, 2009 was 19.4% compared to 25.2% for the same period ended September 30, 2008. The decrease in SG&A for 2009 compared to 2008 reflects the absence of any unusual charges during the quarter.

Highlights for the nine months ended September 30, 2009:

•

Packaged cheese products revenues declined 4% when comparing the nine months ended September 30, 2009 with the nine months ended September 30, 2008. The decline is attributable to consumers purchasing lower priced items as opposed to specialty cheeses in the first part of the year.

•

The gross margin percent of 23.2% for the nine months ended September 30, 2009 increased significantly compared to 0.1% for the nine months ended September 30, 2008, and reflects lower cheese and milk prices. In addition, in March 2008, we set up inventory reserves for items from processed cheeses and lower margin items which we discontinued.

•

SG&A as a percent of net revenues for the nine months ended September 30, 2009 was 18.7% compared to 28.5% for the same period ended September 30, 2008. The decrease in SG&A for 2009 compared to 2008 is due to the fact that in 2008 we experienced higher selling expenses, higher freight costs, higher legal fees, and an accrual for severance payments.

          Also, in the first quarter of 2008, we saw a significant reduction in sales in the Sonoma Cheese Products Segment. Due to the reduced sales in March 2008 and the accelerating losses from this segment, we determined that a triggering event under SFAS 142 occurred and therefore tested for the impairment of goodwill and other intangible assets during the first quarter of 2008. As a result of the impairment test, we recorded a pre-tax, non-cash charge of $1.1 million in the first quarter of 2008 related to the impairment of intangible assets associated with the Sonoma Foods, Inc. acquisition on April 7, 2005.

          In addition, on April 18, 2008, the Company, Sonoma Foods, Inc., and the stockholders of Sonoma Foods, Inc. entered into an amendment to the Purchase Agreement dated April 7, 2005, pursuant to which we acquired all of the outstanding shares of Sonoma. Pursuant to the amendment, our purchase of the remaining 20% of Sonoma Foods, Inc.’s outstanding shares not already owned by us was accelerated and the purchase price was set at $50,000, plus a potential earn-out based upon an agreed formula. At the same time, the Company and the stockholders terminated existing employment agreements with the stockholders and entered into severance arrangements which provide for payments and benefits substantially equivalent to those provided by the former employment agreements. From the purchase of minority interest, we recorded a gain of $109,000 in the three months ended September 30, 2008. The gain was reported in other income in our statement of operations.

Liquidity and Capital Resources

          During the nine months ended September 30, 2009, we provided $2,470,000 of cash from operations compared to $3,701,000 in cash provided by operations for the nine months ended September 30, 2008. As illustrated in the following table, adjusting for working capital which was impacted by the timing of cash payments and cash receipts, we provided $3,554,000 cash from operating activities compared to $1,776,000 of cash for the same nine months in 2008, a 100% increase.

	Nine Months Ended

	September 30, 2009	September 30, 2008

Cash flows from operating activities:
Net income (loss)	$958	$(2,228)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,334	2,245
Impairment and restructuring	—	1,606
Stock-based compensation	262	262
Gain on acquisition of minority interest	—	(109)

Sub-Total	3,554	1,776

Adjustments related to changes in working capital and other	(1,084)	1,925

Net cash provided by operating activities	$2,470	$3,701

          Stock-based compensation expense accounted for $262,000 of non-cash expense for the nine months ended September 30, 2009 compared to $262,000 for the nine months ended September 30, 2008. Capital expenditures were $859,000 in the nine months ended September 30, 2009. Capital spending in 2009 has been limited to projects deemed necessary to run or improve the business until we can grow our revenue sufficiently to justify additional spending to support growth.

          During the nine months of 2009, we issued 23,611 shares under our Employee Stock Purchase Plan and received cash of $15,000. No other shares were issued during nine months of 2009.

          During the nine months of 2008, the Company issued 14,366 shares under its Employee Stock Purchase Plan and received cash of $26,000. Additionally, 20,000 shares of common stock were issued during the same period as part of employee stock option exercises with proceeds to the Company of $24,000.

          As of September 30, 2009 we had $3.8 million of cash recorded on our balance sheet. Cash is held in our checking account or in short-term money market accounts with no withdrawal restrictions. Cash accounts are FDIC insured up to the FDIC insurance limits. In addition, we had $11.6 million of working capital as of September 30, 2009. We finance our operations and growth primarily with cash flows generated from operations. We have a $5.0 million working capital line of credit which is currently unused. The working capital line of credit commitment expires June 30, 2010. In addition, we have a letter of credit in the amount of $400,000 which is issued in favor of an insurance company to support the outstanding liabilities of a self-funded worker’s compensation program. The letter of credit expires January 2, 2010.

          We believe that our existing credit facilities, existing cash, and cash flow from operations, are sufficient to meet our cash needs for normal operations including all anticipated capital expenditures for the next twelve months.

Contractual Obligations

          We have no raw material contracts exceeding one year in duration. We lease production, warehouse and corporate office space as well as certain equipment under both month-to-month and non-cancelable operating lease agreements. All building leases have renewal options and all include cost of living adjustments. The following table summarizes our estimated annual contractual obligations.

	Payments due by period

Contractual obligations (in thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Operating leases	$10,450	$1,718	$3,465	$2,544	$2,723

Total	$10,450	$1,718	$3,465	$2,544	$2,723

          We have a standby letter of credit in favor of an insurance company for $400,000 for workers’ compensation insurance which expires on January 2, 2010. We also purchase custom made finished products ready for sale from certain suppliers (“co-packers”). From time to time, these co-packers acquire raw materials that are specific to the products being manufactured for us. We have oral agreements with these co-packers that if we cease selling these products, we will purchase the residual inventory from the co-packers.

Stock Repurchase Program

          We commenced a public repurchase program of our common stock in December 2007 and suspended the program on June 26, 2008. For the program to date we have purchased 624,871 shares for $1,789,000 with an average purchase price of $2.86. The program was terminated by the Board on October 8, 2009, in connection with its approval of the merger transaction described in Footnote 11.

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

Income Taxes

          Our accounting for corporate income taxes requires an asset and liability approach. This approach results in the recognition of deferred tax assets (future tax benefits) and liabilities for the expected future tax consequences of temporary timing differences between the book carrying amounts and the tax basis of assets and liabilities. Future tax benefits are subject to a valuation allowance to the extent of the likelihood that the deferred tax assets may not be realized. Our deferred tax assets include significant amounts of net operating losses (“NOLs”). In 2008 we assessed our valuation allowance based on our evaluation of the sources of future taxable income and the likelihood of realization of such deferred tax assets and set up a full valuation allowance for all deferred tax assets.

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

Inventory Valuation

          Inventories are stated at the lower of cost (using the first-in, first-out method) or market and consist principally of component ingredients to our refrigerated pasta and sauces, finished goods, and packaging materials. Many of the ingredients used in our products have a short shelf life and if not used in a certain amount of time may spoil. We estimate that the raw material will be used in a timely manner; however, we have established certain reserves for the potential of inventory obsolescence, especially for slow moving inventory. As of September 30, 2009, we reduced the carrying value of our inventory by $382,000. This write-down was made to cover certain refrigerated raw material inventory that is nearing its shelf-life, certain packaging labels for products that may be rotated out of the club stores accounts, products that have already been rotated out of the club store accounts that may or may not be rotated back into the club store accounts, and products that have been discontinued especially certain items associated with Sonoma Cheese. The allowance is established based on our estimate of alternative usage or salvage value of obsolete inventory. We believe our estimates for spoiled and obsolete inventory is adequate given the current volume of business to our customers.

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

Workers Compensation Reserve

          Our California and former Oregon locations entered into a self-insured worker’s compensation program with a stop loss provision for fiscal year 2003 and continued the program through December 31, 2007. This program was suspended for 2008 and we insured ourselves with a guaranteed fixed cost insurance program. Starting January 1, 2009, we returned to this self-insured worker’s compensation program. This program features a fixed annual payment, with a deductible on a per occurrence basis with a stop loss provision if a claim exceeds $350,000. The annual expense consists of a base fee paid to an insurance company to administer the program, direct cash expenses to pay for injuries, an estimate for potential injuries that may have occurred but have not been reported, an estimate by the insurance company of costs to close out each injury and an estimate for injury development. We have been on this self-insured program for just a few years and therefore we have limited history of claim resolution available to support our projected liabilities. Therefore we are using published industry actuarial data from an insurance carrier and reviewing each claim individually to determine the amount of reserves that should be established.

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

          Goodwill is not amortized but is subject to periodic assessments of impairment at least as often as annually and as triggering events occur. Our annual impairment evaluation date is December 31 and the recoverability of goodwill is evaluated using a comparison of the fair value of a reporting unit with its carrying value. The fair value of the reporting unit is calculated based on the Market Approach and the Income Approach. We review and estimate a number of factors to discount anticipated future cash flows including operating results, business plans and present value techniques. Rates used to discount cash flows are dependent upon projected interest rates and the cost of capital at the relevant point in time. There are inherent uncertainties related to these factors and judgment is used in applying them to the analysis of goodwill impairment. In March 2008 as part of a triggering event, we impaired $1.0 million of goodwill associated with the acquisition of Sonoma Foods. In December 2008, as a result of our annual impairment test, we impaired an additional $12.2 million of goodwill associated with all of the acquisitions made over the many years. Although all goodwill has been fully impaired, it is possible that assumptions underlying the impairment analysis will change in such a manner that further impairment of our other intangible assets may occur in the future.

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

          As of September 30, 2009, we had no goodwill or indefinite lived assets recorded on our books.

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

Accounting for Stock-Based Awards

          The Company has two stock option incentive plans for employees and non-employee directors. The Company’s policy is to grant options with the exercise price equal to the market price of the common stock on the date of grant. Ordinary options issued to employees vest over three years and expire ten years after the grant date. The fair value of stock-based compensation granted to non-employee directors is expensed at the time of the grant. We recorded a pre-tax expense of $262,000 for stock-based compensation for the nine months ended September 30, 2009 compared to $262,000 for the nine months ended September 30, 2008.

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

          For the nine months ended September 30, 2009, Costco Wholesale accounted for 52% and Sam’s Club accounted for 15% of our net revenues. For the nine months ended September 30, 2008, Costco Wholesale and Sam’s Club accounted for 54% and 12%, respectively, of our net revenues. No other customer accounted for greater than 10% of net revenues for these periods.

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

          In the ordinary course of our business we enter into commitments to purchase raw materials over a period of time, generally nine months to one year, at contracted prices. At September 30, 2009, these future commitments were not at prices in excess of current market, or in quantities in excess of normal requirements. We do not utilize derivative contracts either to hedge existing risks or for speculative purposes.

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

          The interest payable on our bank line of credit is based on variable interest rates and therefore affected by changes in market interest rates. As of September 30, 2009, we do not have any loans with variable interest rates.

          Currency Risk

          During the three and nine months periods ended September 30, 2009, we did not sell any products in currency other than U.S. dollars.

Item 4. Controls and Procedures

          Evaluation of Disclosure Controls and Procedures

          As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (together the “Certifying Officers”), of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2009, the end of the period covered by this report. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective as of September 30, 2009 to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Certifying Officers, as appropriate, to allow for timely decisions regarding required disclosure.

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

          Changes in Internal Controls

          There has been no change during our quarter ended September 30, 2009 in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 4T. Controls and Procedures

          The information required under item 4T is included in item 4 above.

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

Date: November 4, 2009

	By:	/s/ ERIC C. EDDINGS

Eric C. Eddings
Chief Executive Officer

	By:	/s/ SCOTT S. WHEELER

Scott S. Wheeler
Chief Financial Officer

Index to Exhibits

(Unless otherwise indicated, all exhibits incorporated by reference are filed under SEC file number 001-11177.)

2.1

Agreement and Plan of Merger dated October 8, 2009 by and among Pulmuone U.S.A., Inc, Pulmuone Cornerstone Corporation and the Company (incorporated by reference from Exhibit 2.1 filed with the Company’s Current Report on Form 8-K filed October 9, 2009)

3.1

Certificate of Incorporation dated August 1, 1996 (incorporated by reference from Exhibit B to the Company’s Definitive Proxy Statement for its August 1, 1996 Special Meeting of Shareholders filed June 27, 1996)

3.2

Amendments of Articles I and IV of Delaware Certificate of Incorporation (incorporated by reference from Exhibits 3 and 4 to the Company’s Definitive Proxy Statement for its 2004 Annual Meeting of Shareholders filed June 21, 2004)

3.3

Certificate of Designation of Series A Junior Participating Preferred Stock. (incorporated by reference from Exhibit 3.3 filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008)

3.4	Bylaws of the Company, as amended (incorporated by reference from Exhibit 3.3 filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.
4.1

Form of Investor Warrant, issued by Monterey Gourmet Foods, Inc. to the investors in connection with the June 28, 2006 private offering. (incorporated by reference from Exhibit 10.31 filed with the Company’s Current Report on Form 8-K on June 13, 2006)

4.2	Registration Rights Agreement (incorporated by reference from Exhibit 10.29 filed with the Company’s Current Report on Form 8-K on June 13, 2006)
4.3

Shareholder Protection Rights Agreement between the Company and Corporate Stock Transfer dated July 1, 2008, as amended October 8, 2009 (incorporated by reference from Exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed July 2, 2008 and Exhibit 4.1 filed with the Company’s Current Report on Form 8-K filed October 9, 2009)

10.1*	2002 Stock Option Plan, as amended (incorporated by reference from Exhibit 10.1 filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).
10.2*

1995 Employee Stock Purchase Plan, as amended (incorporated by reference from Exhibit 10.15 filed with the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 1995 (the “1995 Form 10-K”) and Exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed October 9, 2009)

10.3

Monterey County Production Facility Lease of the Company, as amended (incorporated by reference from Exhibit 10.03 to the Company’s Registration Statement on Form SB-2 filed with the Commission on August 29, 1993 (the “SB-2))

10.4

Amendment No. 1 dated February 1, 1995 and Amendment No. 2 dated March 1, 1995 to Monterey County Production Facility Lease of the Company (incorporated by reference from Exhibit 10.6 filed with the 1995 Form 10-K)

10.5

Amendment No. 3 dated September 12, 1997, and Amendment No. 4 dated February 6, 1998 to Monterey County Production Facility Lease of the Company (incorporated by reference from Exhibit 10.5 filed with the Company’s September 27, 1998 Quarterly Report on Form 10-Q (“1998 Q3 10-Q”))

10.6

Lease Extension and Modification Agreement between the Company and Kenneth Slama and Pattie Slama dated August 24, 2005 (incorporated by reference from Exhibit 10.18 filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)

10.7

Trademark Registration—MONTEREY PASTA COMPANY and Design, under Registration No. 1,953,489, registered on January 30, 1996 with the U.S. Patent and Trademark Office (incorporated by reference from Exhibit 10.27 to the 1995 Form 10-K)

10.8

Commercial lease dated January 1, 2000 between the Company and PTF for Operating Engineers, LLC (incorporated by reference to Exhibit 10.32, in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 25, 2000)

10.9

Third Lease Modification to Commercial lease dated August 8, 2006 between the Company and PTF for Operating Engineers, LLC for storage space in Monterey County, California (incorporated by reference to Exhibit 10.16 filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006)

10.10	Securities Purchase Agreement, dated as of June 12, 2006, (incorporated by reference from Exhibit 10.28 filed with the Company’s Current Report on Form 8-K on June 13, 2006)
10.11*

Employment Agreement dated September 15, 2006 with Company Chief Executive officer Eric Eddings (incorporated by reference from Exhibit 10.1 filed with the Company’s Current Report on Form 8-K/A filed September 21, 2006)

10.12

Commercial Lease dated November 15, 2007 between the Company and RREEF America REIT II Corp II (incorporated by reference from Exhibit 10.27 filed with the Company’s Current Report on Form 8-K on November 21, 2007)

10.13**	Commencement Date Memorandum dated March 25, 2008, to Commercial Lease dated November 15, 2007 between the Company and RREEF America REIT II Corp II
10.14**	Loan and Security Agreement between the Company and Comerica Bank dated March 27, 2006
10.15**	First Modification dated January 4, 2007, to Loan and Security Agreement between the Company and Comerica Bank dated March 27, 2006
10.16**	Second Modification dated May 21, 2007, to Loan and Security Agreement between the Company and Comerica Bank dated March 27, 2006
10.17**`	Third Modification dated June 17, 2008, to Loan and Security Agreement between the Company and Comerica Bank dated March 27, 2006
10.18**	Fourth Modification dated December 26, 2008, to Loan and Security Agreement between the Company and Comerica Bank dated March 27, 2006
10.19**`	Fifth Modification dated February 12, 2009, to Loan and Security Agreement between the Company and Comerica Bank dated March 27, 2006
10.20**	Sixth Modification dated July 15, 2009, to Loan and Security Agreement between the Company and Comerica Bank dated March 27, 2006
10.21*	Form of Change in Control Severance Agreement with Executive Officers (incorporated by reference from Exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed May 22, 2008)
31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Management contract or compensatory plan or arrangement covering executive officers or directors of the Company and/or its subsidiaries.

** filed herewith